Form 10-Q
period 2009-06-30
Redwood Mortgage Investors IX
filed 2009-08-14
CIK 1448038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number:  333-155428

REDWOOD MORTGAGE INVESTORS IX, LLC
 (Exact name of registrant as specified in its charter)

Delaware	26-3541068
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

900 Veterans Blvd., Suite 500, Redwood City, CA	94063-1743
(Address of principal executive offices)	(Zip Code)

(650) 365-5341
 (Registrant’s telephone number, including area code)

NOT APPLICABLE
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	No	X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Part I – Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
BALANCE SHEETS
JUNE 30, 2009 (unaudited) AND DECEMBER 31, 2008 (audited)

ASSETS

	June 30,	December 31,
	2009	2008

Cash and cash equivalents	$10,000	$10,000

Total assets	$10,000	$10,000

LIABILITIES AND MEMBERS’ CAPITAL

Members’ capital	$10,000	$10,000

Total liabilities and members’ capital	$10,000	$10,000

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 (unaudited)

The company has not begun operations as of June 30, 2009.

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (unaudited)

The company has not begun operations as of June 30, 2009.

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 (unaudited)

NOTE 1 - ORGANIZATIONAL AND GENERAL

Redwood Mortgage Investors IX, LLC, a Delaware limited liability company, was organized in October 2008 to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on real property located in California.  The managers are Redwood Mortgage Corp. and Gymno Corporation, both California corporations.  Loans are arranged and serviced by Redwood Mortgage Corp.  Gymno Corporation, as the initial member, contributed $10,000 to be repaid from future member contributions.

On November 18, 2008, the company filed a Registration Statement on Form S-11 with the Securities and Exchange Commission to offer up to 150,000,000 units of its membership interests to the public in its primary offering and 37,500,000 units to its members pursuant to its distribution reinvestment plan.  On June 8, 2009, the SEC declared the company’s Registration Statement effective and the company commenced its initial public offering.  As of June 30, 2009, the company has not received subscriptions in excess of the minimum offering amount of $1,000,000 in the public offering, and no subscription proceeds have been released to the company.

As of June 30, 2009, the company has yet not begun active operations.  Since its inception, the company has engaged only in organizational and offering activities.

In the opinion of the managers, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein.  The results of operations for the six month period ended June 30, 2009 are not necessarily indicative of the operating results to be expected for the full year.

Syndication costs

The company bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses and filing fees.  Syndication costs are charged against members' capital and will be allocated to individual members consistent with the company’s operating agreement.  No syndication costs had been incurred as of June 30, 2009.

Term of the Company

The company is scheduled to terminate October 8, 2028, unless sooner terminated as provided in the operating agreement.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods.

Cash and cash equivalents

The company considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents.  Periodically, the company's cash balances may exceed federally insured limits.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Profits and losses

All profit and losses are credited or charged to members in relation to their respective units.  The allocation of profits and losses to the managers (combined) is a total of 1%.

Income taxes

No provision for federal and state income taxes (other than an $800 state minimum tax) is made in the financial statements since income taxes are the obligation of the members if and when income taxes apply.

Net income per $1,000 invested

Amounts reflected in the statements of income as net income per $1,000 invested by members for the entire period are amounts allocated to members who held their investment throughout the period.  Individual income is allocated each month based on the members’ pro rata share of members’ capital. Because the net income percentage may vary from month to month, amounts per $1,000 will vary for those individuals who made or withdrew investments during the period, or selected other options.

Late fee revenue

Late fees are generally charged at 6% of the monthly installment payment past due.

Recently issued accounting pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with generally accepted accounting principles in the United States.  SFAS 162 became effective on November 15, 2008.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, with an immediate effective date.  The purpose of this release was to provide further clarification regarding Level 3 inputs and the assumptions management may make when the market for the asset is not active.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, with an effective date for interim and annual reporting periods ending after June 15, 2009, with early adoption being permitted.  The purpose of this release was to provide additional guidance for estimating fair value in accordance with SFAS 157 (see above), when the volume and level of activity for the asset or liability have significantly decreased.  This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  The adoption of FSP 157-4 did not have a material impact on the company’s financial condition and results of operation.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting pronouncements (continued)

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments, with an effective date for interim and annual reporting periods ending after June 15, 2009, with early adoption being permitted if one also early adopts FSP FAS 157-4.  The purpose of this release is to require disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and to require those disclosures in summarized financial information at interim reporting periods.  The adoption of this release did not have a material impact on the company’s disclosures.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165).  SFAS 165 establishes general standards of accounting for and disclosure of events occurring after the balance sheet date but before financial statements are issued or available to be issued.  This statement is effective for reporting periods beginning after June 15, 2009 and did not have a material impact on the company’s accounting or disclosures.

In June 2009 the FASB approved the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification was issued on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009.  Upon the Codification issuance only one level of authoritative GAAP exists, other than guidance issued by the Securities and Exchange Commission. All other accounting literature excluded from the Codification is considered non-authoritative. The Codification is not expected to have a material impact on the company’s accounting polices.

Loans secured by deeds of trust

The company has not yet made any loans.  However, when loans are made, they will generally be stated at their outstanding unpaid principal balance with interest thereon being accrued as earned.

If the probable ultimate recovery of the carrying amount of a loan, with due consideration for the fair value of collateral, is less than amounts due according to the contractual terms of the loan agreement, and the shortfall in the amounts due is significant, the carrying amount of the loan will be reduced to the present value of future cash flows discounted at the loan’s effective interest rate.  If a loan is collateral dependent, it will be valued at the estimated fair value of the related collateral.

If events or changes in circumstances cause management to have serious doubts about the collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued.  When loans are considered impaired the allowance for loan loss will be updated to reflect the change in the valuation of collateral security.  Any subsequent payments on impaired loans will be applied to reduce the outstanding loan balances, including accrued interest and advances.

Allowance for loan losses

Once the company begins to make loans, such loans and the related accrued interest, late fees and advances will be analyzed on a periodic basis for recoverability. Delinquencies will be identified and followed as part of the loan system.  Delinquencies will be determined in accordance with contractual terms of the loan agreements.  A provision will be made for estimated loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral values, to loans and receivables, including impaired loans, other loans, accrued interest, late fees and advances on loans and other accounts receivable (unsecured).  The company will charge off uncollectible loans and related receivables directly to the allowance account once it is determined the full amount is not collectible.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real estate owned

“Real estate owned” includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell, as applicable.  Costs relating to the development and improvement of real estate owned are capitalized, whereas costs relating to holding the property are expensed.

The company will periodically compare the carrying value of real estate to expected undiscounted future cash flows for the purpose of assessing the recoverability of the recorded amounts.  If the carrying value exceeds future undiscounted cash flows, the assets are reduced to estimated fair value.

Loan origination fees

Should the company obtain bank financing, the fees will be capitalized and amortized over the life of the financing using the straight-line method.

Subsequent events

The partnership has evaluated subsequent events through August 14, 2009, the date of issuance of the financial statements.

NOTE 3 – OTHER COMPANY PROVISIONS

The company is a Delaware limited liability company.  The rights, duties and powers of the managers and members of the company are governed by the company’s operating agreement and the Delaware Limited Liability Company Act.  The description of the company's operating agreement contained in this financial statement provides only general information.  Members should refer to the company's operating agreement for a more complete description of the provisions.

The managers are in complete control of company business, subject to the voting rights of the members on specified matters.  Any one of the managers acting alone has the power and authority to act for and bind the company.

Members representing a majority of the outstanding units may, without the concurrence of the managers, vote to: (i) dissolve the company, (ii) amend the operating agreement, subject to certain limitations, (iii) approve or disapprove the sale of all or substantially all of the assets of the company or (iv) remove or replace one or all of the managers.

Subscription account

After the minimum offering amount of $1,000,000 is received and accepted by the company in its public offering, subscription proceeds will be deposited into an interest bearing subscription account.  Investors will be admitted as a member of the company not later than the last day of the calendar month following the date their subscription was accepted.  During the period prior to the time of admittance as a member, proceeds of the sale are non-refundable and will be held in the subscription account.  Interest earned on subscription funds while in the subscription account will be remitted to the investor.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 (unaudited)

NOTE 3 – OTHER COMPANY PROVISIONS (continued)

Distribution reinvestment plan

Members may elect to have all or a portion of their monthly distributions reinvested in additional units, subject to the availability of units under the distribution reinvestment plan.  Members may withdraw from the distribution reinvestment plan with written notice.

Liquidity and unit redemption program

There are substantial restrictions on transferability of company units and accordingly an investment in the company is non-liquid.  There is no public or secondary market for the units and none is expected to develop.  Members have no right to withdraw from the company or to obtain the return of their capital account for at least one year from the date of purchase of units.

In order to provide a certain degree of liquidity, after the one year period, a member may redeem all or part of their units, subject to certain limitations.  The price paid for redeemed units will be based on the lesser of the purchase price paid by the redeeming member or the member's capital account balance as of the date of each redemption payment.  Redemption value will be calculated as follows:

•	For redemptions beginning after one year (but before two years) 92% of purchase price or 92% of the capital account balance, whichever is less;

•	For redemptions beginning after two years (but before three years) 94% of purchase price or 94% of the capital account balance, whichever is less;

•	For redemptions beginning after three years (but before four years) 96% of purchase price or 96% of the capital account balance, whichever is less;

•	For redemptions beginning after four years (but before five years) 98% of purchase price or 98% of the capital account balance, whichever is less;

•	For redemptions beginning after five years, 100% of purchase price or 100% of the capital account balance, whichever is less.

The company will attempt to redeem units quarterly, subject to certain limitations.

Notwithstanding the foregoing, with respect to any redemption, the number of units that may be redeemed per quarter per individual member will be subject to a maximum of the greater of 100,000 units or 25% of the member's units outstanding.  For redemption requests requiring more than one quarter to fully redeem, the percentage discount amount that applies when the redemption payments begin will continue to apply throughout the entire redemption period and will apply to all units covered by such redemption request regardless of when the final redemption payment is made.

The company will not establish a reserve from which to fund redemptions.  The company's capacity to redeem member units upon request is restricted to the availability of company cash flow.  The company will not, in any calendar year, redeem more than 5% of the weighted average number of units outstanding during the twelve month period immediately prior to the date of the redemption.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 (unaudited)

NOTE 3 – OTHER COMPANY PROVISIONS (continued)

Contributed capital

The managers are required to contribute to capital 1/10 of 1% of the aggregate capital accounts of the members.

Managers' interest

If a manager is removed, withdrawn or is terminated, the company will pay to the manager all amounts then accrued and owing to the manager.  Additionally, the company will terminate the manager's interest in the company's profits, losses, distributions and capital by payment of an amount in cash equal to the then present fair value of such interest.

NOTE 4 – MANAGERS AND RELATED PARTIES

The company's business is conducted primarily through Redwood Mortgage Corp., which arranges and maintains the loan portfolio for the benefit of the company.  The fees received by the managers are paid pursuant to the operating agreement and are determined at the sole discretion of the mangers.  The following is a list of various activities for which related parties are compensated:

Loan brokerage commissions

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect a loan brokerage commission that is expected to range from approximately 2% to 5% of the principal amount of each loan made during the year.  Total loan brokerage commissions are limited to an amount not to exceed 4% of the total company assets per year.  The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the company.

Loan administrative fees

Redwood Mortgage Corp. will receive a loan administrative fee in an amount up to 1% of the principal amount of each new loan originated or acquired on the company's behalf by Redwood Mortgage Corp. for services rendered in connection with the selection and underwriting of potential loans.  Such fees are payable by the company upon the closing of each loan.

Processing and escrow fees

Redwood Mortgage Corp. will receive processing and escrow fees for services in connection with notary, document preparation, credit investigation and escrow fees in an amount equal to the fees customarily charged by Redwood Mortgage Corp. for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the company.

Mortgage servicing fees

Mortgage servicing fees of up to 0.25%, on an annual basis, of the unpaid principal of each loan will be paid monthly to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  Redwood Mortgage Corp. is entitled to receive these fees regardless of whether specific mortgage payments are collected.  An increase or decrease in this fee within the limits set by the operating agreement directly impacts the yield to the members.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 (unaudited)

NOTE 4 – MANAGERS AND RELATED PARTIES (continued)

Asset management fees

The managers will receive a monthly asset management fee for managing the company's portfolio and operations in an amount up to 0.75% annually of the portion of the capital originally committed to investment in mortgages, not including leverage, and including up to 2% of working capital reserves.  This amount will be recomputed annually after the second full year of operations by subtracting from the then fair value of the company’s loans plus working capital reserves, an amount equal to the outstanding debt.

The managers, in their sole discretion, may elect to accept less than the maximum amount of the asset management fee.  An increase or decrease in this fee within the limits set by the operating agreement directly impacts the yield to the members.

Other fees

The operating agreement provides that the managers may receive other fees such as reconveyance, mortgage assumption and mortgage extension fees.  Such fees are incurred by the borrowers and are paid to the managers.

Operating expenses

Redwood Mortgage Corp. is reimbursed by the company for all operating expenses actually incurred on behalf of the company, including without limitation, out-of-pocket general and administration expenses of the company, accounting and audit fees, legal fees and expenses, postage and preparation of reports to members.

Redwood Mortgage Corp. is entitled to receive reimbursement of organizational and offering expenses.

NOTE 5 – FAIR VALUE

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The company determines the fair values of its assets and liabilities based on the fair value hierarchy established in SFAS 157. The standard describes three levels of inputs that may be used to measure fair value (Level 1, Level 2 and Level 3). Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities the company has the ability to access at the measurement date. An active market is a market in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Level 2 inputs are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs reflect the company’s own assumptions about the assumptions market participants would use in pricing the asset or liability (including assumptions about risk). Unobservable inputs are developed based on the best information available in the circumstances and may include the company’s own data.

Cash and cash equivalents:  The carrying amount equals fair value.  All amounts, including interest bearing, are subject to immediate withdrawal.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 (unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal proceedings

In the normal course of business, the company may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust and resolve disputes between borrowers, lenders, lien holders and mechanics.  None of these actions would typically be of any material importance.  As of the date hereof, the company is not involved in any legal proceedings.

Organization and offering expenses

Redwood Mortgage Corp. is entitled to receive reimbursement of organizational and offering expenses expended on our behalf.  Through June 30, 2009, organizational and offering expenses totaled approximately $757,000.  Upon achieving the minimum unit sales of 1,000,000 units, the Company will become obligated to reimburse Redwood Mortgage Corp. for these costs up to an amount equal to 4.5% of gross offering proceeds until Redwood Mortgage Corp. has been fully reimbursed for organizational and offering expenses expended on our behalf.

NOTE 7 – SUBSEQUENT EVENT
Redwood Mortgage Corp. is entitled to receive reimbursement of organizational and offering expenses expended on our behalf.  Through June 30, 2009, organizational and offering expenses totaled approximately $757,000.  Upon achieving the minimum unit sales of 1,000,000 units, the company will become obligated to reimburse Redwood Mortgage Corp. for these costs up to an amount equal to 4.5% of gross offering proceeds.

On June 8, 2009, the company’s Registration Statement on Form S-11 (File No.  333-155428), covering a public offering of up to 187,500,000 units of the company’s membership interests (including 37,500,000 units to be issued pursuant to the company’s distribution reinvestment plan), was declared effective by the Securities and Exchange Commission and the company commenced its initial public offering.  Initial subscription payments are placed in an account held in trust by an escrow agent, pending release to the company.  If a minimum of $1,000,000 of units has not been received and accepted by June 8, 2010, the offering will terminate and all funds in the escrow account (including interest) will be returned to subscribers.  As of August 14, 2009, the company has not received subscriptions in excess of the minimum offering amount and the escrow agent has not released any subscription proceeds to the company.

Part I – Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements.

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the company’s expectations, hopes, intentions, beliefs and strategies regarding the future.  Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the company and its assets, trends in the California real estate market, estimates of future member withdrawals, the total amount of the formation loan, 2009 annualized yield estimates, expectations regarding the level of loan delinquencies, beliefs relating to the impact on the company from current economic conditions and trends in the financial and credit markets, the use of excess cash flow and the intention not to sell the company’s loan portfolio.  Actual results may be materially different from what is projected by such forward-looking statements.  Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the company has made loans.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of the company’s Registration Statement on Form S-11, as amended, as filed with the Securities and Exchange Commission.  All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Overview.

The company was formed on October 8, 2008 to engage in business as a mortgage lender.  The company will make loans secured primarily by first and second deeds of trust on residential, investment or commercial property in California.  Loans will be arranged and serviced by Redwood Mortgage Corp.  As of June 30, 2009, the company has engaged only in organizational and offering activities and has not yet commenced active operations or entered into any arrangements to fund or acquire any loans.

On November 18, 2008, the company filed a Registration Statement on Form S-11 with the Securities and Exchange Commission to offer up to 150,000,000 units of its membership interests to the public in its primary offering and 37,500,000 units to its members pursuant to its distribution reinvestment plan.  On June 8, 2009, the SEC declared the company’s Registration Statement effective and the company commenced its initial public offering.

The company will not commence active operations until it has received and accepted subscriptions for at least $1,000,000 of units.  After the company has received and accepted subscriptions for the minimum offering amount, subscription proceeds will be released to the company and applied to investments in mortgage loans and the payment or reimbursement of organization and offering expenses.  The amount of loans the company funds or acquires will depend upon the number of units sold in the public offering and the resulting amount of the net proceeds available for investment in loans.

The company will experience a relative increase in liquidity as additional subscriptions for units are received and a relative decrease in liquidity as net offering proceeds are expended in connection with the funding and acquisition of loans and the payment or reimbursement of organization and offering expenses.

Critical Accounting Policies.

In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and income and expenses during the reported periods.  Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate owned (if any) through foreclosure.  At June 30, 2009, the company did not own any real estate properties taken back from defaulted borrowers.

Loans and the related accrued interest and advances are analyzed on a periodic basis for recoverability.  Delinquencies are identified and followed as part of the loan system.  Delinquencies are determined based upon contractual terms.  A provision is made for estimated loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral values, to provide for unrecoverable loans and receivables, including impaired loans, other loans, accrued interest and advances on loans and other accounts receivable (unsecured).  The company charges off uncollectible loans and related receivables directly to the allowance account once it is determined the full amount is not collectible.

If the probable ultimate recovery of the carrying amount of a loan, with due consideration for the fair value of collateral, is less than amounts due according to the contractual terms of the loan agreement and the shortfall in the amounts due is significant, the carrying amount of the investment will be reduced to the present value of future cash flows discounted at the loan’s effective interest rate.  If a loan is collateral dependent, it is valued at the estimated fair value of the related collateral.

If events and/or changes in circumstances cause management to have serious doubts about the collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued.  Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances, including accrued interest and advances.

Real estate acquired through foreclosure is stated at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell.  The company will periodically compare the carrying value of real estate to expected undiscounted future cash flows for the purpose of assessing the recoverability of the recorded amounts.  If the carrying value exceeds future undiscounted cash flows, the assets are reduced to estimated fair value.

Trends in the economy may be taken into consideration in the aforementioned process of arriving at the allowance for loan losses and real estate owned.  Actual results could vary from the aforementioned provisions for losses.

Related Parties.

The company's business is conducted primarily through Redwood Mortgage Corp., which arranges and maintains the loan portfolio for the benefit of the company.  The fees received by the managers are paid pursuant to the operating agreement and are determined at the sole discretion of the mangers within the prescribed limits.  The following is a list of various activities for which related parties are compensated:

Loan brokerage commissions

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect a loan brokerage commission that is expected to range from approximately 2% to 5% of the principal amount of each loan made during the year.  Total loan brokerage commissions are limited to an amount not to exceed 4% of the total company assets per year.  The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the company.

Loan administrative fees

Redwood Mortgage Corp. will receive a loan administrative fee in an amount up to 1% of the principal amount of each new loan originated or acquired on the company's behalf by Redwood Mortgage Corp. for services rendered in connection with the selection and underwriting of potential loans.  Such fees are payable by the company upon the closing of each loan.

Processing and escrow fees

Redwood Mortgage Corp. will receive processing and escrow fees for services in connection with notary, document preparation, credit investigation and escrow fees in an amount equal to the fees customarily charged by Redwood Mortgage Corp. for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the company.

Mortgage servicing fees

Mortgage servicing fees of up to 0.25%, on an annual basis, of the unpaid principal of each loan will be paid monthly to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  Redwood Mortgage Corp. is entitled to receive these fees regardless of whether specific mortgage payments are collected.  An increase or decrease in this fee within the limits set by the operating agreement directly impacts the yield to the members.

Asset management fees

The managers will receive a monthly asset management fee for managing the company's portfolio and operations in an amount up to 0.75% annually of the portion of the capital originally committed to investment in mortgages, not including leverage, and including up to 2% of working capital reserves.  This amount will be recomputed annually after the second full year of operations by subtracting from the then fair value of the company’s loans plus working capital reserves, an amount equal to the outstanding debt.

The managers, in their sole discretion, may elect to lower the amount of the asset management fee.  An increase or decrease in this fee within the limits set by the operating agreement directly impacts the yield to the members.

Other fees

The operating agreement provides that the managers may receive other fees such as reconveyance, mortgage assumption and mortgage extension fees.  Such fees are incurred by the borrowers and are paid to the managers.

Operating expenses

Redwood Mortgage Corp. is reimbursed by the company for all operating expenses actually incurred on behalf of the company, including without limitation, out-of-pocket general and administration expenses of the company, accounting and audit fees, legal fees and expenses, postage and preparation of reports to members.

Redwood Mortgage Corp. is entitled to receive reimbursement of organizational and offering expenses.

Profits and losses

All profit and losses will be credited or charged to members in relation to their respective units.  The allocation of profits and losses to the managers (combined) is a total of 1%.

Contributed Capital

The managers jointly or severally are required to contribute to capital 1/10 of 1% in cash contributions as proceeds from the offerings of the company’s units are received from the members.

Sales Commission – “Formation Loan” to Redwood Mortgage Corp.

Sales commissions relating to the purchase of units by members in the primary offering are not paid directly by us out of the offering proceeds.  Instead, the company loans to Redwood Mortgage Corp., a manager, amounts necessary to pay all sales commissions and amounts payable in connection with unsolicited sales.  This loan, referred to as the formation loan, is unsecured and non-interest bearing and is applied to reduce member capital in the balance sheets.  The sales commissions range between 0 (for units sold by the managers) and 7.0%.  The amount of the annual installments paid by Redwood Mortgage Corp. is determined at annual installments of one-tenth of the principal balance of the formation loan at December 31 of the prior year until the offering period is closed.  Thereafter, the remaining formation loan is paid in ten equal amortizing payments over a period of ten years, beginning the year after the offering is terminated.

Results of Operations – The company has not begun active operations as of June 30, 2009.

Allowance for Losses.

The managers will periodically review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, borrowers’ payment records, etc.  Based upon this information and other data, the allowance for loan losses will be increased or decreased.  Borrower foreclosures are a normal occurrence in the industry in which the company operates.  The company is not a credit based lender and hence while it will review the credit history and income of borrowers, and if applicable, the income from income producing properties, the managers expect the company will on occasion take back real estate securing loans.  As of June 30, 2009, the company had not yet made any loans and accordingly, did not have any loans past due 90 days or more in interest payments.

The company occasionally may enter into workout agreements with borrowers who are past maturity or delinquent in their regular payments.  Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, and allows time to pay the loan in full.  Workout agreements generally will exist within the company’s loan portfolio to greater or lesser degrees, depending primarily on the health of the economy.  As of June 30, 2009, the company has not yet made any loans and accordingly, did not have any loans subject to a workout agreement.  Management expects the number of foreclosures and workout agreements will rise during economic downturns and conversely fall during good economic times.

As a safeguard against potential collection losses, the managers have or will established allowances for losses on loans and real estate owned through foreclosure.  The total cumulative allowances for losses as of June 30, 2009 are considered by the managers to be adequate.  Because of the number of variables involved the magnitude of the swings possible and the managers’ inability to control many of these factors, actual results may sometimes differ significantly from estimates made by the managers.

The company may restructure loans which are delinquent or past maturity.  This may be done either through the modification of an existing loan or by re-writing a whole new loan.  It could involve, among other changes, an extension in maturity date, a reduction in repayment amount, a reduction in interest rate or granting an additional loan.  As of June 30, 2009, the company has not yet made any loans and accordingly, no loans have been restructured.

PORTFOLIO REVIEW – As of June 30, 2009, the company has not begun active operations and has not yet made any loans.

Loan Portfolio.

The company’s loan portfolio will consist primarily of short-term (one to five years), fixed rate loans secured by real estate.  The majority of the real estate most likely will be located in the nine San Francisco Bay Area counties (San Mateo, Santa Clara, Alameda, San Francisco, Napa, Solano, Sonoma, Marin and Contra Costa).

Liquidity and Capital Resources.

The company will rely upon sales of units, loan payoffs, borrowers' mortgage payments, and, to a lesser degree, a line of credit or proceeds from real estate owned financing for the source of funds for loans.  If interest rates were to increase substantially, the company’s loans may provide lower yields than other comparable debt-related investments. As such, unit purchases by prospective members could decline, which would reduce our overall liquidity. Additionally, if, as expected, the company primarily makes fixed rate loans, if interest rates were to rise, the likely result would be a slower prepayment rate for the company.   This could cause a lower degree of liquidity as well as a slowdown in ability to invest in loans at the then current interest rates. Conversely, in the event interest rates were to decline, the company could see both or either of a surge of unit purchases by prospective members, and significant borrower prepayments, which, if the company can only obtain the then existing lower rates of interest may cause a dilution of the yield on loans, thereby lowering the overall yield to the members. The company, to a lesser degree, expects to rely upon a line of credit to fund loans.  Generally, our loans are anticipated to be fixed rate, whereas a credit line will likely be a variable rate loan. In the event of a significant increase in overall interest rates, a credit line rate of interest could increase to a rate above the average portfolio rate of interest.  Should such an event occur the managers would desire to reduce or pay off the line of credit.  Once the company makes loans, the company expects cash will be generated from borrower payments of interest, principal and loan payoffs and that cash flow will exceed company expenses, earnings and unit redemptions.  Excess cash flow, if any, will be invested in new loan opportunities, when available, or will be used to reduce a credit line or in other company business.

The company has adopted a distribution reinvestment plan pursuant to which members may elect to have a portion of, or all of their earnings distributions reinvested in additional units.  Earnings allocable to members who participate in the distribution reinvestment plan will be retained by the company for making further loans or for other proper company purposes.

The company allows members to redeem their units subject to certain limitations and penalties.  Once a member’s initial five-year holding period has passed, the managers expect to see an increase in redemptions due to the ability of members to redeem units without penalty.

While the managers have set an estimated value for the units, such determination may not be representative of the ultimate price realized by a member for such units upon sale.  No public trading market exists for the units and none is likely to develop.  Thus, there is no certainty the units can be sold at a price equal to the stated value of the capital account.  Furthermore, the ability of a member to liquidate his or her investment is limited subject to certain liquidation rights provided by the company, which may include early withdrawal penalties.

Current Economic Conditions.

Once active operations begin, the company will make mortgage loans primarily secured by deeds of trust on California real estate.  The majority of the company’s lending will be concentrated in the San Francisco Bay Area and its outlying communities.  The economic health of California and in particular, the San Francisco Bay Area, plays a significant role in the performance of the real estate industry, and property values which provide the underlying collateral for our loans.  In December 2007, California along with the rest of the United States began to experience what has turned out to be the most severe and prolonged economic recession in more than 50 years.  The downward trend in economic productivity and the depth of the recession accelerated significantly in the fourth quarter of 2008 when the national gross domestic product declined at an annual rate of 5.4% and continued to decline in the first and second quarters of 2009; at an annual rate of 6.4% and 1.0%, respectively.

During this recession many events have buffeted the United States economy, particularly the financial system and the business sector.  These events include, among others:  the failure of brokerage firm Lehman Brothers; the forced merger of the brokerage firm Bear Stearns; the governmental bailout of insurance giant AIG; the government takeover of both Fannie Mae and Freddie Mac (the largest holders of residential mortgages in the United States); the merger of Bank of America with Countrywide (the third largest holder of residential mortgages in the United States); the forced merger of Wachovia Bank; the takeovers of over 69 banks by the FDIC in 2009; governmental financial assistance provided to United States automakers; the bankruptcies of Chrysler Corporation and General Motors; and historic write downs of mortgages held by banks.  These factors have exposed the financial system to increased risks and decreased consumer confidence.

In response to the turmoil in the financial markets and to help bolster the financial system and the economy, the United States government, through the Federal Reserve and Treasury, has adopted many measures.  These measures include among others, two financial stimulus packages, enactment of the Troubled Asset Relief Program (TARP) to provide capital to financial institutions, reduction of the Federal Funds Rate to a range of 0.00% to 0.25%, and enactment of the Emergency Economic Stabilization Act.  The impact of these actions and future actions will take time to produce positive results.

In response to the reduced economic activity businesses have made significant reductions in their workforces, which have caused an increase in unemployment.  Since January of 2008, the national unemployment rate has risen dramatically from 4.9% to 9.5% as of June 2009.  Likewise, California’s unemployment rate has increased from 6.1% in January 2008 to 11.6% as of June 2009.   The escalation of unemployment has caused borrowers losing jobs to have a difficult time meeting their financial obligations and caused concerns among workers regarding their job security. Both of these factors have lowered overall confidence, particularly as it relates to one’s own financial circumstances.

The rise in residential real estate values to all-time highs from 2003 to 2006, and the subsequent steep value declines in many residential real estate markets, have furthered the downturn in consumer confidence and has been a leading cause of the current recession. As residential real estate values declined, borrowers that had obtained subprime and high loan-to-value mortgages began to default in high percentages on their mortgage obligations.  These defaults were due to a variety of reasons, including borrowers’ inability to manage their mortgage payments, dramatic increases in mortgage payments from adjustable rate mortgage loans, rising unemployment and reduced or negative equity.  As borrowers defaulted upon their loans in record numbers and property values fell, real estate lenders have sought to minimize risk and became more cautious in their real estate lending activities.

In California, loan defaults and the subsequent filings of notices of default to enforce lenders’ remedies against defaulted borrowers rose throughout most of 2007 and 2008.  However in the second quarter of 2009, the number of notices of default filed decreased by 8.0% from the first quarter of 2009, but was 2.5% higher than the second quarter of 2008. Likewise, trustee’s deeds issued at the foreclosure sale of a property decreased in San Francisco County from 142 during the second quarter of 2008 to 136, or 1.1 per 1,000 homes, during the second quarter of 2009.  That number also decreased in Los Angeles County from 9,568 during the second quarter 2008 to 6,922, or 1.0 per 1,000 homes, during the second quarter of 2009.

Increased defaults, declining real estate values and losses on some loans have led to more restrictive loan to value requirements, more stringent underwriting standards and the elimination of a wide variety of lending programs, which in turn has significantly reduced the number of potential buyers and borrowers for both residential and commercial property.  Lenders’ aversion to real estate secured lending has left FHA, Fannie Mae and Freddie Mac, and large, well-capitalized portfolio lenders as the primary sources of capital, and even these sources are tightening their lending guidelines.  Fannie Mae and Freddie Mac have created two types of maximum loan amounts they are willing to purchase.  For most single family properties there are “Conforming” loans, which are loans up to $417,000 and in some of the higher-priced regions of California, such as the San Francisco Bay Area, “High Cost” loans which are up to $729,750.  Many of the properties the partnership has lent upon have loans exceeding these amounts and would not be eligible for purchase by these lenders.  In all respects, money available for real estate lending has been greatly curtailed.  Access to borrowed monies is the lifeblood to a functioning real estate market and the recent restrictions and reductions have led to an overall reduction in real estate activity.  The company seeks to enter the void created by the reduction in lenders and lending activity.  By doing so we believe that excellent lending opportunities exist with strong credit borrowers and good equity margins on the securing collateral.

Mortgage interest rates are a key factor in the affordability of real estate.  The higher the interest rate, the less affordable real estate becomes.  Interest rates are currently near historic lows.  Freddie Mac reports for July 2009, the 30-year fixed-rate mortgage interest rate averaged 5.22% with an average cost of 0.7 points.  Last year at this time, the interest rate on the same loan averaged 6.43% and cost 0.6 points.  The lower interest rates have helped homeowners qualify for mortgages and provided those seeking to purchase residential property with lower payment rates and increased affordability.  This improved affordability is one likely reason why residential real estate sales volumes have been increasing since July 2008.  In June 2009, California sales volumes of new and resale houses and condominiums rose 25.5% from June 2008.

Median home prices have declined from their highs in 2005 and 2006.  The median sales price of an existing California home, as reported by Dataquick, was $246,000 in June 2009, a 10.0% increase from March 2009 but a 25.0% drop from $328,000 in June 2008.  The recent increase in the median sales price of homes may indicate the downturn in real estate values has stabilized or reached bottom.

Part I – Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Under the reporting requirements of Smaller Reporting Companies, the company has elected not to report on this item.

Part I – Item 4.     CONTROLS AND PROCEDURES

As of June 30, 2009, the company carried out an evaluation, under the supervision and with the participation of the managers of the effectiveness of the design and operation of the company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the managers concluded as of the end of the period covered by this report, that the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in the reports that it files or submits under that Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the managers as appropriate to allow timely decisions regarding required disclosure.

There was no change in the company’s internal control over financial reporting during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II  –  OTHER INFORMATION

Item 1.             Legal Proceedings

In the normal course of business, the company may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust and resolve disputes between borrowers, lenders, lien holders and mechanics.  None of these actions would typically be of any material importance.  As of the date hereof, the company is not involved in any legal proceedings.

Item 1A.          Risk Factors

There have been no material changes to the risk factors set forth in the “Risk Factors” section of the prospectus contained in the company’s Registration Statement on Form S-11, as amended ((File No.  333-155428).

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

On June 8, 2009, the company’s Registration Statement on Form S-11 (File No.  333-155428), covering a public offering of up to 187,500,000 units of membership interests, was declared effective by the Securities and Exchange Commission, and the Company commenced its public offering.  The company is offering up to 150,000,000 units to the public in its primary offering at $1.00 per unit and up to 37,500,000 units pursuant to the company’s distribution reinvestment plan at $1.00 per unit.

The company may not sell units in the offering until it has raised gross offering proceeds of at least $1,000,000.  Pending satisfaction of this condition, all subscription payments will be placed in an account held by an escrow agent in trust for subscribers’ benefit.  If the company does not sell at least $1,000,000 of units in the primary offering by June 8, 2010, the company will stop selling units and will return all funds in the escrow account (including interest) to subscribers within ten days after termination of the offering.  The offering will terminate on June 8, 2010 unless the managers, in their discretion, terminate the offering earlier or extend the offering for up to two additional one year periods.

During the period covered by this quarterly report, the company did not sell any equity securities that were not registered under the Securities Act of 1933, and the company did not repurchase any of its securities.

Item 3.         Defaults Upon Senior Securities

Not Applicable.

Item 4.         Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits

31.1 Certification of Managers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Managers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 14th day of August, 2009

REDWOOD MORTGAGE INVESTORS IX, LLC
A DELAWARE LIMITED LIABILITY COMPANY

By:	Gymno Corporation, Manager

	By:	/S/ Michael R. Burwell
Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer

By:	Redwood Mortgage Corp., Manager

	By:	/S/ Michael R. Burwell
Michael R. Burwell, President, Secretary/Treasurer

Exhibit 31.1

PRESIDENT AND CHIEF FINANCIAL OFFICER CERTIFICATION

I, Michael R. Burwell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Redwood Mortgage Investors IX, LLC A Delaware Limited Liability Company (the “Registrant”);

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.
The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15-d-15(f)) for the Registrant and have:

(a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s forth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.
The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

/s/ Michael R. Burwell
_____________________________
Michael R. Burwell, President, Secretary/Treasurer
and Chief Financial Officer of Gymno Corporation, Manager,
and Redwood Mortgage Corp., Manager
August 14, 2009

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors IX, LLC A Delaware Limited Liability Company (the “Company”) on Form 10-Q for the period ended June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify, to the best of my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

/s/ Michael R. Burwell
_____________________________
Michael R. Burwell, President,
Secretary/Treasurer & Chief Financial
Officer of Gymno Corporation, Manager,
and Redwood Mortgage Corp., Manager
August 14, 2009