Form 10-Q
period 2009-09-30
Redwood Mortgage Investors IX
filed 2009-11-16
CIK 1448038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Yes	X	No

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

Part I – Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
BALANCE SHEETS
SEPTEMBER 30, 2009 (unaudited) AND DECEMBER 31, 2008 (audited)

ASSETS

	September 30,	December 31,
	2009	2008

Cash and cash equivalents	$10,000	$10,000

Total assets	$10,000	$10,000

LIABILITIES AND MEMBERS’ CAPITAL

Members’ capital	$10,000	$10,000

Total liabilities and members’ capital	$10,000	$10,000

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (unaudited)

The company has not begun operations as of September 30, 2009.

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009(unaudited)

The company has not begun operations as of September 30, 2009.

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

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

On November 18, 2008, the company filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (SEC) to offer up to 150,000,000 units of its membership interests to the public in its primary offering and 37,500,000 units to its members pursuant to its distribution reinvestment plan.  On June 8, 2009, the SEC declared the company’s Registration Statement effective and the company commenced its initial public offering.  As of September 30, 2009, the company has not received subscriptions in excess of the minimum offering amount of $1,000,000 in the public offering, has yet not begun active operations, and no subscription proceeds have been released to the company.  On October 1, 2009 the company received subscriptions in excess of the minimum offering amount, and on October 6, 2009, $1,013,204 was released from the escrow account to the company.  During October 2009, the members that contributed the released cash will be admitted to the company as prescribed by the operating agreement.

In the opinion of the managers, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein.  The results of operations for the nine month period ended September 30, 2009 are not necessarily indicative of the operating results to be expected for the full year.

Syndication costs

The company bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses and filing fees.  Syndication costs are charged against members' capital and will be allocated to individual members consistent with the company’s operating agreement.  No syndication costs had been incurred as of September 30, 2009.

Term of the Company

The company is scheduled to terminate October 8, 2028, unless sooner terminated as provided in the operating agreement.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

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

Net income per $1,000 invested

Amounts reflected in the statements of income as net income per $1,000 invested by members for the entire period are amounts allocated to members who held their investment throughout the period.  Individual income is allocated each month among the members in proportion to their percentage interests and in proportion to the number of days during the applicable month they owned such percentage interests. Because the net income percentage may vary from month to month, amounts per $1,000 will vary for those individuals who made or withdrew investments during the period, or selected other options.

Late fee revenue

Late fees are generally charged at 6% of the monthly installment payment past due.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

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

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, with an immediate effective date.  The purpose of this release was to provide further clarification regarding Level 3 inputs and the assumptions management may make when the market for the asset is not active.  In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, with an effective date for interim and annual reporting periods ending after June 15, 2009, with early adoption being permitted.  The purpose of this release was to provide additional guidance for estimating fair value in accordance with SFAS 157, when the volume and level of activity for the asset or liability have significantly decreased.  This release also includes guidance on identifying circumstances that indicate a transaction is not orderly.  The adoption of these releases did not have a material impact on the partnership’s financial condition and results of operation.  These releases, along with SFAS 157, FSP 157-1 and FSP 157-2 are now included in ASC 820.

In April 2009, the FASB issued FSP FAS 107-1 (ASC 825) and APB 28-1 (ASC 825), Interim Disclosure about Fair Value of Financial Instruments, with an effective date for interim and annual reporting periods ending after June 15, 2009, with early adoption being permitted if one also early adopts FSP FAS 157-4.  The purpose of this release is to require disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and to require those disclosures in summarized financial information at interim reporting periods.  The adoption of this release did not have a material impact on the company’s disclosures.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC 855).  This standard establishes general standards of accounting for and disclosure of events occurring after the balance sheet date but before financial statements are issued or available to be issued.  This statement is effective for reporting periods beginning after June 15, 2009 and did not have a material impact on the company’s accounting or disclosures.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Subsequent events

The partnership has evaluated subsequent events through November 16, 2009, the date of issuance of the financial statements. See Note 7.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

NOTE 3 – OTHER COMPANY PROVISIONS (continued)

Liquidity and unit redemption program (continued)

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

NOTE 4 – MANAGERS AND RELATED PARTIES (continued)

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

NOTE 5 – FAIR VALUE

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The company determines the fair values of its assets and liabilities based on the fair value hierarchy established in GAAP. The standard describes three levels of inputs that may be used to measure fair value (Level 1, Level 2 and Level 3). Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities the company has the ability to access at the measurement date. An active market is a market in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Level 2 inputs are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs reflect the company’s own assumptions about the assumptions market participants would use in pricing the asset or liability (including assumptions about risk). Unobservable inputs are developed based on the best information available in the circumstances and may include the company’s own data.

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

Organization and offering expenses

Redwood Mortgage Corp. is entitled to receive reimbursement of organizational and offering expenses expended on our behalf.  Through September 30, 2009, organizational and offering expenses totaled approximately $939,000.  Upon achieving the minimum unit sales of 1,000,000 units, the Company will become obligated to reimburse Redwood Mortgage Corp. for these costs up to an amount equal to 4.5% of gross offering proceeds until Redwood Mortgage Corp. has been fully reimbursed for organizational and offering expenses expended on our behalf.

NOTE 7 – SUBSEQUENT EVENT

As of October 1, 2009, the minimum number of units had been sold and on October 6, 2009, $1,013,204 had been released by the escrow agent to the company.

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

Overview.

The company was formed on October 8, 2008 to engage in business as a mortgage lender.  The company will make loans secured primarily by first and second deeds of trust on residential, investment or commercial property in California.  Loans will be arranged and serviced by Redwood Mortgage Corp.  As of September 30, 2009, the company has engaged only in organizational and offering activities and has not yet commenced active operations or entered into any arrangements to fund or acquire any loans.

On November 18, 2008, the company filed a Registration Statement on Form S-11 with the SEC to offer up to 150,000,000 units of its membership interests to the public in its primary offering and 37,500,000 units to its members pursuant to its distribution reinvestment plan.  On June 8, 2009, the SEC declared the company’s Registration Statement effective and the company commenced its initial public offering.

The company will not commence active operations until it has received and accepted subscriptions for at least $1,000,000 of units.  As of October 1, 2009, the minimum number of units had been sold and on October 6, 2009, $1,013,204 had been released by the escrow agent to the company. Such released funds will be applied to investments in mortgage loans and the payment or reimbursement of organization and offering expenses.  The amount of loans the company funds or acquires will depend upon the number of units sold in the public offering and the resulting amount of the net proceeds available for investment in loans.

The company will experience a relative increase in liquidity as additional subscriptions for units are received and a relative decrease in liquidity as net offering proceeds are expended in connection with the funding and acquisition of loans and the payment or reimbursement of organization and offering expenses.

Critical Accounting Policies.

In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and income and expenses during the reported periods.  Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate owned (if any) through foreclosure.  At September 30, 2009, the company did not own any real estate properties taken back from defaulted borrowers.

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

Results of Operations – The company has not begun active operations as of September 30, 2009.

Allowance for Losses.

The managers will periodically review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, borrowers’ payment records, etc.  Based upon this information and other data, the allowance for loan losses will be increased or decreased.  Borrower foreclosures are a normal occurrence in the industry in which the company operates.  The company is not a credit based lender and hence while it will review the credit history and income of borrowers, and if applicable, the income from income producing properties, the managers expect the company will on occasion take back real estate securing loans.  As of September 30, 2009, the company had not yet made any loans and accordingly, did not have any loans past due 90 days or more in interest payments.

The company occasionally may enter into workout agreements with borrowers who are past maturity or delinquent in their regular payments.  Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, and allows time to pay the loan in full.  Workout agreements generally will exist within the company’s loan portfolio to greater or lesser degrees, depending primarily on the health of the economy.  As of September 30, 2009, the company has not yet made any loans and accordingly, did not have any loans subject to a workout agreement.  Management expects the number of foreclosures and workout agreements will rise during economic downturns and conversely fall during good economic times.

As a safeguard against potential collection losses, the managers have or will establish allowances for losses on loans and real estate owned through foreclosure.  The total cumulative allowances for losses as of September 30, 2009 are considered by the managers to be adequate.  Because of the number of variables involved the magnitude of the swings possible and the managers’ inability to control many of these factors, actual results may sometimes differ significantly from estimates made by the managers.

The company may restructure loans which are delinquent or past maturity.  This may be done either through the modification of an existing loan or by re-writing a whole new loan.  It could involve, among other changes, an extension in maturity date, a reduction in repayment amount, a reduction in interest rate or granting an additional loan.  As of September 30, 2009, the company has not yet made any loans and accordingly, no loans have been restructured.

PORTFOLIO REVIEW – As of September 30, 2009, the company has not begun active operations and has not yet made any loans.

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

The company has adopted a distribution reinvestment plan pursuant to which members may elect to have a portion of, or all of, their earnings distributions reinvested in additional units.  Earnings allocable to members who participate in the distribution reinvestment plan will be retained by the company for making further loans or for other proper company purposes.

The company allows members to redeem their units subject to certain limitations and penalties.  Once a member’s initial five-year holding period has passed, the managers expect to see an increase in redemptions due to the ability of members to redeem units without penalty.

While the company has sold the units in its public offering at a price of $1.00 per unit, there can be no assurance that when a member, who purchased units, wishes to sell them or have the company redeem them, the member will receive $1.00 per unit.  Furthermore, the ability of a member to have the company redeem units, pursuant to the company’s redemption program, is subject to various limitations and, in the case of early redemptions, penalty amounts.

Current Economic Conditions.

The company makes mortgage loans primarily secured by deeds of trust on California real estate.  The majority of its lending will be concentrated in the San Francisco Bay Area and its outlying communities.  The economic health of California and in particular, the San Francisco Bay Area, plays a significant role in the performance of the real estate industry, and property values which provide the underlying collateral for our loans.  In December 2007, California along with the rest of the United States began to experience what has turned out to be the most severe and prolonged economic recession in more than 50 years.  The downward trend in economic productivity and the depth of the recession accelerated significantly in the fourth quarter of 2008 when the national gross domestic product declined at an annual rate of 5.4% and continued to decline in the first and second quarters of 2009; at an annual rate of 6.4% and 1.0%, respectively.

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

Median home prices have declined from their highs in 2005 and 2006.  The median sales price of an existing California home, as reported by Dataquick, was $246,000 in June 2009, a 10.0% increase from March 2009 but a 25.0% drop from $328,000 in June 2008.  The recent increase in the median sales price of homes may indicate that the downturn in real estate values has stabilized or reached bottom.

The company views the current economic conditions to be desirable to begin their lending operations.  Competition for loans outside of stringent FHA, Fannie Mae, and Freddie Mac guidelines should be minimal.  The company can be selective in the loan opportunities that it will entertain allowing it to build a strong, profitable, portfolio in today’s troubled economic times.

Part I – Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Under the reporting requirements, the company has elected not to report on this item.

Part I – Item 4T.   CONTROLS AND PROCEDURES

As of September 30, 2009, the company carried out an evaluation, under the supervision and with the participation of the managers of the effectiveness of the design and operation of the company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the managers concluded as of the end of the period covered by this report, that the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in the reports that it files or submits under that Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the managers as appropriate to allow timely decisions regarding required disclosure.

There was no change in the company’s internal control over financial reporting during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II  –  OTHER INFORMATION

Item 1.            Legal Proceedings

In the normal course of business, the partnership may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust and resolve disputes between borrowers, lenders, lien holders and mechanics.  None of these actions would typically be of any material importance.  As of the date hereof, the partnership is not involved in any legal proceedings.  In the opinion of management, such matters will not have a material effect upon the financial position of the partnership.

Item 1A.         Risk Factors

There have been no material changes to the risk factors set forth in the “Risk Factors” section of the prospectus contained in the company’s Registration Statement on Form S-11, as amended ((File No.  333-155428) and as supplemented by supplement number one, dated October 20, 2009.

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

The company may not sell units in the offering until it has raised gross offering proceeds of at least $1,000,000.  As of October 1, 2009, the minimum required gross offering proceeds had been raised and on October 6, 2009, $1,013,204 had been released by the escrow agent to the company.  Such released funds will be applied to investments in mortgage loans and the payment or reimbursement of organization and offering expenses.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 16th day of November, 2009

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

4.
The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

(a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)
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
November 16, 2009

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors IX, LLC A Delaware Limited Liability Company (the “Company”) on Form 10-Q for the period ended September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify, to the best of my knowledge:

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
November 16, 2009