Form 10-K
period 2009-12-31
Redwood Mortgage Investors IX
filed 2010-03-31
CIK 1448038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

 (Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission file number: 333-155428

REDWOOD MORTGAGE INVESTORS IX, LLC
(Exact name of registrant as specified in its charter)

Delaware	26-3541068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

900 Veterans Blvd., Suite 500, Redwood City, CA	94063-1743
(Address of principal executive offices)	(Zip Code)

(650) 365-5341
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Units of Membership Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[   ] YES    [X] NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[   ] YES    [X] NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES    [   ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[   ] YES    [X] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] YES    [X] NO

The registrant’s units of membership interests are not publicly traded and therefore have no market value.  The registrant is currently conducting the ongoing initial public offering of its units pursuant to a Registration Statement on Form S-11, which shares are being sold at $1.00 per unit.

 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus, dated June 8, 2009, and Supplement No. 2 dated February 17, 2010, included as part of the Post Effective Amendment No. 1 to the Registration Statement on Form S-11 (SEC File No. 333-155428) are incorporated in the following sections of this report:

•	Part I – Item 1 - Business
•	Part III – Item 11 –Executive Compensation
•	Part III – Item 13 – Certain Relationships and Related Transactions, and Director Independence

REDWOOD MORTGAGE INVESTORS IX
(A Delaware Limited Liability Company)
Index to Form 10-K

December 31, 2009

Part I

Forward-Looking Statements.

Certain statements in this Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company’s expectations, hopes, intentions, beliefs and strategies regarding the future.  Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the company and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future member withdrawals, 2010 annualized yield estimates and beliefs relating to the impact on the company from current economic conditions and trends in the financial and credit markets.  Actual results may be materially different from what is projected by such forward-looking statements.  Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the Company has made loans.  All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Item 1 – Business

Overview

Redwood Mortgage Investors IX, LLC, is a Delaware limited liability company formed in October 2008, to make loans secured primarily by first and second deeds of trust on California real estate.  Redwood Mortgage Corp. and Gymno Corporation, both California Corporations, are the managers of the company.  The address of the company and the managers is 900 Veterans Blvd., Suite 500, Redwood City, California 94063. The rights, duties and powers of the managers and members of the company are governed by the company’s operating agreement and the Delaware Limited Liability Company Act.

On November 18, 2008, the company filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (SEC) in connection with an offering of up to 150,000,000 units of its membership interests, at $1 per unit, to the public in its primary offering and 37,500,000 units, at $1 per unit, to its members pursuant to its distribution reinvestment plan.  On June 8, 2009, the SEC declared the company’s Registration Statement effective and the company commenced its initial public offering.  On October 5, 2009, we accepted subscriptions for, and held an initial closing on, subscriptions in excess of the minimum offering amount, and on October 6, 2009, $1,013,204 was released from the escrow account to the company.  Upon the admission of additional members, we refunded to our initial member, Gymno Corporation, its $10,000 capital contribution and Gymno Corporation was withdrawn as the initial member.  As of December 31, 2009, we had sold 1,318,221 units in the offering, for gross offering proceeds of $1,318,221, including 2,438 units issued under our distribution reinvestment plan and 3,850 units from premiums paid by Redwood Mortgage Corp.  At December 31, 2009, subscriptions for an additional 583,000 in units had been received pending acceptance by the company.

The managers are solely responsible for managing our business, subject to the rights of the members to vote on specified matters.  Any one of the managers acting alone has the power and authority to act for and bind the company.  Members representing a majority of the outstanding units may, without the concurrence of the managers, vote to: (i) dissolve the  company, (ii) amend the operating agreement, subject to certain limitations, (iii) approve or disapprove the sale of all or substantially all of the assets of the company or (iv) remove or replace one or all of the managers or elect additional or new managers.

Profits and losses are allocated among the members according to their respective capital accounts monthly after 1% of the profits and losses are allocated to the managers.  The allocation to the managers (combined) may not exceed 1%.  The monthly results are subject to subsequent adjustment as a result of quarterly and year-end accounting and reporting. Members may elect to have all or a portion of their monthly distributions reinvested in additional units, subject to the availability of units under the distribution reinvestment plan.  Members may withdraw from the distribution reinvestment plan with written notice.  No provision for federal and state income taxes (other than an $800 state minimum tax) is made in the financial statements since income taxes are the obligation of the members if and when income taxes apply. Investors should not expect the company to provide tax benefits of the type commonly associated with limited liability company tax shelter investments.

There are substantial restrictions on transferability of units and accordingly an investment in the company is non-liquid.  Members have no right to withdraw from the company or to obtain the return of their capital account for at least one year from the date of purchase of units.  In order to provide a certain degree of liquidity, we have adopted a unit redemption program, whereby after the one year period, a member may redeem all or part of their units, subject to certain limitations.

We commenced active operations in October 2009.  As of December 31, 2009, we had funded eight loans, totaling approximately $1,254,000.  All of these loans are secured by properties located in California.  The amount of loans the company funds or acquires will depend upon the number of units sold in the offering and the resulting amount of the net proceeds available for investment in loans.  The company is scheduled to terminate October 8, 2028, unless our term is extended by the vote of a majority in interest of the members or earlier sooner terminated as provided in the operating agreement.

Lending and Investment Guidelines, Objectives and Criteria

The company’s primary objectives are to make investments which will:

•	Yield a high rate of return from mortgage lending;
•	Preserve and protect our capital; and
•	Generate and distribute cash flow from operations to investors.

Loans are arranged and serviced by Redwood Mortgage Corp.  The company generally funds loans with a fixed interest rate and a five-year term.  The cash flow and the income generated by the real property securing the loan factor into the credit decisions, as does  the general creditworthiness, experience and reputation of the borrower. Such considerations though are subordinate to a determination that the value of the real property is sufficient, in and of itself, as a source of repayment. The amount of the our loan combined with the outstanding debt and claims secured by a senior deed of trust on the property generally will not exceed a specified percentage of the appraised value of the property (the loan to value ratio or LTV) as determined by an independent written appraisal at the time the loan is made.  The loan-to-value ratio generally will not exceed 80% for residential properties (including apartments), 75% for commercial properties, and 50% for land.  The excess of the value of the collateral securing the loan over the total debt owing on the property, including the company’s loan, is the “protective equity”.

Being an “asset” lender – albeit with lower LTV lending guidelines – may increase the likelihood of payment defaults by borrowers.  Accordingly, the company may have a higher level of loan-payment delinquency and loans designated as impaired for financial reporting purposes than that of lenders, such as banks and other financial institutions subject to FDIC and/or other banking regulators, which are typically “credit” lenders.

The company’s investment criteria and policies are more fully described under the section entitled “Investment Objectives and Criteria”, on pages 61-67 of the company’s prospectus, dated June 8, 2008, which is incorporated herein by reference.

Secured Loan Portfolio.

The company commenced active operations and began making loans in October 2009.  As of December 31, 2009, the company has made eight loans with an aggregate original principal amount of $1,253,742.  The company generally funds loans with a fixed interest rate and a five-year term.  As of December 31, 2009, 75% of the company’s loans (representing 67% of the aggregate principal balance of the company’s loan portfolio) have a five year term or less from loan inception.  The remaining loans have terms longer than five years.  The company’s loans are at fixed rates of interest that ranged from 8.75% to 10.00% at December 31, 2009.  As of December 31, 2009, no loans outstanding (representing 0% of the aggregate principal balance of the company’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity.  The other loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

The cash flow and the income generated by the real property securing the loan factor into the credit decisions, as does the general creditworthiness, experience and reputation of the borrower. Such considerations typically are subordinate to a determination that the value of the real property is sufficient, in and of itself, as a source of repayment.  The amount of the company’s loan combined with the outstanding debt and claims secured by a senior deed of trust on the property generally will not exceed a specified percentage of the appraised value of the property (the loan to value ratio or LTV) as determined by an independent written appraisal at the time the loan is made.  The loan-to-value ratio generally will not exceed 80% for residential properties (including apartments), 75% for commercial properties, and 50% for land.  The excess of the total debt, including the company’s loan, and the value of the collateral is the protective equity.

As primarily an “asset” lender, the company’s reduced emphasis on the creditworthiness of a borrower may increase the risk of defaults on loans made by the company.  Accordingly, the company may have a level of delinquency within its portfolio that is generally higher than that of traditional lending and banking institutions which are typically “credit” lenders.

Secured loans had the characteristics presented in the following tables at December 31.

2009
Number of secured loans	8
Secured loans-unpaid principal balance	$1,253,742

Average secured loan	$156,718
Average secured loan as percent of total secured loans	12.50%
Average secured loan as percent of members’ capital	13.94%

Largest secured loan	$269,487
Largest secured loan as percent of total secured loans	21.49%
Largest secured loan as percent of members’ capital	23.98%
Largest secured loan as percent of total assets	15.78%

Smallest secured loan	$98,766
Smallest secured loan as percent of total secured loans	7.88%
Smallest secured loan as percent of members’ capital	8.79%
Smallest secured loan as percent of total assets	5.78%

Number of counties where security is located (all California)	6
Largest percentage of secured loans in one county	29.37%

Number of secured loans in foreclosure	—
Secured loans in foreclosure – unpaid principal balance	—

Number of secured loans with an interest reserve	—
Interest reserves	$—

As of December 31, 2009, the company’s largest loan in the unpaid principal balance of $269,487 represents 21.49% of outstanding secured loans and 15.78% of company assets.  The loan is secured by a residential property located in Los Angeles, California, bears an interest rate of 9.50% and matures on August 1, 2019.

Larger loans sometimes increase above 10% of the secured loan portfolio or company assets as these amounts decrease due to member withdrawals and loan payoffs and due to restructuring of existing loans.

	2009
Lien position	Loans	Principal	Percent
First trust deeds	5	$833,817	67%
Second trust deeds	3	419,925	33
Third trust deeds	—	—	—
Total secured loans	8	1,253,742	100%
Liens due other lenders at loan closing		707,893

Total debt		$1,961,635

Appraised property value at loan closing		$4,442,021

Percent of total debt to appraised
values (LTV) at loan closing (1)		44.16%

(1) Based on appraised values and liens due other lenders at loan closing.  The loan to value computation does not take into account subsequent increases or decreases in security property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any.

	2009
Property type	Loans	Principal	Percent
Single family	8	$1,253,742	100%
Apartments	—	—	—
Commercial	—	—	—
Land	—	—	—
Total secured loans	8	$1,253,742	100%

	2009
Maturities	Loans	Principal	Percent
2010	—	$—	—%
2011	—	—	—
2012	—	—	—
2013	1	98,766	8
2014	3	335,489	27
Thereafter	4	819,487	65
Total future maturities	8	1,253,742	100
Matured at December 31, 2009	—	—	—
Total secured loans	8	$1,253,742	100%

It is the company’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date.  On matured loans the company may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

At December 31, 2009 and 2008, no loans were past maturity and/or more than 90 days delinquent in interest payments.

Loans designated as impaired and the allowance for loan losses are presented and discussed under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a distribution of secured loans outstanding as of December 31, 2009 by California counties.

	Total
California County	Secured Loans	Percent

San Francisco Bay Area Counties
San Francisco	$150,000	11.96%
Alameda	119,925	9.57
San Mateo	150,000	11.96
Marin	250,000	19.94
	669,925	53.43%

Southern California Counties
Los Angeles	368,253	29.37%
Riverside	215,564	17.20
	583,817	46.57%
Total
	$1,253,742	100.00%

Competition and General Economic Conditions.

The company’s major competitors in providing mortgage loans are banks, savings and loan associations, thrifts, conduit lenders, mortgage brokers, and other entities both larger and smaller than the company.  Many of these lenders are not portfolio lenders and rely upon their ability to sell notes they have funded in order to provide further capital resources to continue their lending operations.  The lenders that have traditionally relied upon the sale of loans after their origination to replenish their lending capital have found themselves unable to sell the mortgages into the market place through the typical means of mortgage securitizations.  This inability to sell their loans to replenish their funds available for lending has eliminated many of these lenders.  The primary sources of lending capital have been reduced to loans that may be sold to Fannie Mae, Freddie Mac and large well-capitalized portfolio lenders.  In all respects, money available for real estate lending was greatly curtailed in 2008, particularly in the latter half of the year, and contracted even further in 2009.  In addition to less availability of money for real estate lending, the remaining lenders have both increased their underwriting standards as well as eliminated a wide variety of lending programs which has significantly reduced the number of potential borrowers for both residential and commercial properties that may qualify for loans.  Increased lending standards have led to reduced potential viable purchasers of real estate in general contributing to a reduced demand for real estate.

During 2008, numerous events buffeted the economy, the financial system and the business sector.  These include, among others:  the failure of brokerage firm Lehman Brothers; the forced merger of the brokerage firm Bear Stearns; the governmental bailout of insurance giant AIG; the government takeover of both Fannie Mae and Freddie Mac (the largest holders of residential mortgages in the United States); the merger of Bank of America with Countrywide (the third largest holder of residential mortgages in the United States) and the forced merger of Wachovia Bank; as well as continued declines in real estate values.  In addition, 140 FDIC-insured institutions with assets of $169.7 billion failed in 2009.  Estimates put the cost to the FDIC’s Deposit Insurance Fund at $35.6 billion.  The combined forces of these factors contributed to shrinking credit availability and exposed the financial system to increased risks and decreased consumer confidence throughout 2009 and into 2010.

The United States slipped into a recession in December 2007 and that recession deepened during 2008.  During 2008, the Gross Domestic Product (GDP), the output of goods and services produced by labor and property located in the United States, began the year with a decrease of 0.7 percent for the first quarter, continued to decline during the year and ended with a dramatic decrease of 5.4 percent for the fourth quarter of 2008, thereby demonstrating the rapid deterioration of the economy during the latter part of 2008.  GDP continued to decline in the first half of 2009, down 6.4 percent in the first quarter and 0.7 percent in the second quarter, but then increased by 2.2 percent in the third quarter and 5.9 percent for the fourth quarter.  There is some discussion among economists that the recession has ended, but no official end date has been determined.

The economic downturn continues to impact the United States and California’s unemployment figures.  Unemployment for the nation had risen to 6.9 percent by the end of 2008, and continued to rise during 2009.  Average national unemployment rose to 8.2 percent during the first quarter of 2009, then to 9.3 percent in the second quarter, 9.7 percent in the third quarter, and to 10.0 percent as of December 31, 2009.  By the end of 2009, national unemployment was at the highest level in over 25 years.  California’s unemployment mirrored the nation with unemployment rising significantly throughout 2008 and 2009.  California’s unemployment rate began 2009 at 9.2 percent and ended the year at 12.3 percent.  The California unemployment rate is the highest it has been since the Bureau of Labor Statistics started keeping records in 1976.  These figures do not include the underemployed, where a worker is either employed below their skill level, forced to work part time, or unproductive due to overstaffing.  Some estimates conclude that up to 20 percent of the labor force may be underemployed, meaning they are contributing less to the nation’s productivity and spending less because of reduced income and uncertainty about their employment situation.  Overall, the rapid rise in unemployment has caused significant concerns among workers regarding their job security and lowered their confidence in their own financial circumstances.

In line with the general worsening of the United States’ economy in 2008 and early 2009 and the decline in consumer confidence, the housing market experienced high volumes of delinquencies and foreclosures.  According to the Mortgage Bankers Association’s National Delinquency Survey, the delinquency rate for mortgage loans on residential properties fell to 9.47 percent as of the end of the fourth quarter of 2009, down slightly from the third quarter, but still up 1.59 percent from the fourth quarter of 2008.  The delinquency rate includes loans that are past due but not in foreclosure.  The percentage of loans in foreclosure at the end of the fourth quarter of 2009 was 4.58 percent, an increase of 0.11 percent from the third quarter and 1.28 percent increase from the fourth quarter of 2008.  The combined percentage of loans in foreclosure or past due at the end of the fourth quarter of 2009 was 15.02 percent, the highest ever recorded in the MBA delinquency survey.  In California, delinquencies and foreclosures are higher than the national figures, although they are starting to trend down.  In the first quarter of 2009, the number of foreclosures filed peaked at 135,431 – the highest number ever recorded.  In the second quarter, foreclosure filings dropped to 124,562, then to 111,689 in the third quarter and down to 84,568 in the fourth quarter of 2009.  Overall, foreclosure filings were up 12.4% from the fourth quarter of 2008 to the fourth quarter of 2009.  The number of Trustees Deeds recorded in the state of California, or the number of house or condo units taken over by the lender, totaled 51,060 during the fourth quarter.  That was up 2.1 percent from 50,013 from the third quarter, and up 10.6 percent from 46,183 for the fourth quarter of 2008.  The all-time peak was 79,511 in the third quarter of 2008.  All in all, it appears that the real estate market in California may have reached a bottom – or at least stabilized – and is now starting to improve.

As a result of the dysfunction in the financial sector and the deepening recession in the United States, the Federal Reserve also instituted a number of lending programs to provide well-secured, mostly short-term credit to the financial system.  As financial conditions in the United States started to show signs of improvement in late 2009 and early 2010, the Federal Reserve began phasing out these lending programs.  The last of the major programs still in operation is the Term Asset-Backed Securities Loan Facility (TALF), which has supported the market for asset-backed securities. The TALF is scheduled to close on March 31 for all loans except those backed by newly issued commercial mortgage-backed securities; on June 30 the TALF will close for all loans.  TALF offers cheap financing to investors through the program, thus boosting demand for these securities and helping keep interest rates low.  It is too early to tell if rates will rise in the absence of Federal Reserve intervention.

Mortgage interest rates are a key factor in the affordability of real estate.  The higher the interest rate, the less affordable real estate becomes.  Mortgage interest rates are significantly influenced by the United States 10-year treasury rate.  The 10-year rate began 2008 at an average rate of 3.74 percent, rose to a high of 4.10 percent in June, and then fell to 2.42 percent in December 2008.  In 2009, the 10-year rate rose from 2.84 in January to 3.84 in December.  Mortgage interest rates on 30 year fixed rate conforming loans followed suit as measured by Freddie Mac.  In January 2008, the average rate was 5.76 percent.  It rose to a high of 6.48 percent in August 2008 and dropped through the remainder of 2008 to 5.29 percent in December.  In January 2009, the average rate for a 30 year fixed rate mortgage was 5.05 percent.  That rate dropped early in the second quarter before peaking at 5.42 percent in June, and then dropped again to 4.93 percent by December.  As of February 2010, rates were back up to 4.99 percent.  Historically, low mortgage rates tend to encourage activity in the real estate market.

In addition to mortgage rates, home prices also factor into affordability.  Median home prices have declined from their highs in 2006.  The median national sales price of existing homes as reported by the National Association of Realtors was $221,900 for 2006 and then declined to $219,000 in 2007, to $198,100 in 2008, and then to $172,500 in 2009.  In California, the median home price was $264,000 in December 2009, up 6.0 percent from $249,000 in December 2008.  The median price peaked at $484,000 in early 2007 and hit a low of $221,000 in April 2009.  In December 2009, the median home price in the nine-county San Francisco Bay area reached $380,000, a 15.2 percent increase from December 2008.  The median price peaked in the Bay Area peaked in June and July of 2007 at $665,000 and reached bottom at $290,000 in March 2009.  It appears that in the Bay Area, and in California as a whole, residential real estate prices have bottomed and have started to inch up.  This bodes well for the Company, as loans being made in the current market will not have “legacy” issues and suffer from deflated collateral values.  In general, originating loans at low loan-to-value ratios at or near the bottom of a real estate market has the potential to increase the equity cushion, and thus the amount of equity securing the loan, as values start to increase.  Another positive indicator is inventory, the number of available homes and condo for sale in a given market.  When inventories decline, assuming demand stays constant, there will be upward pressure on prices due to the lack of supply.  The California Association of Realtors’ Unsold Inventory Index fell to 3.8 months in December 2009, compared with 5.6 months in December 2008 and 13.4 months in December 2007.  The Index indicates the number of months needed to deplete the supply of homes on the market at the current sales rate.  We believe these factors, as well as the overall lack of credit from traditional sources, make this a desirable market in which to lend.

During the same time period, sales volumes of existing homes in the United States fell from an annual rate of 6,287,800 homes in 2006 to 5,652,000 in 2007, and then to 4,913,000 in 2008.  In 2009, after a slow start to the year, existing home sales increased to an annual rate of 5,156,000, due to robust sales volumes in the third and fourth quarter.  Sales volumes peaked for the year in November at an annual rate of 6,490,000.  Volumes retracted in December to 5,440,000 and further as of February 2010, when the annual rate was 5,020,000.  According to DataQuick, 41,837 homes were sold in California in December 2009, a 10.6 percent increase from the 37,836 sales in December 2008.  Sales in California peaked in 2004 at 65,793.  On average, there are about 44,708 sales per month in California.

Commercial real estate, although slower to react than residential real estate, has seen an adjustment from the record sales volumes in 2007.  In the San Francisco Bay Area, as well as across the United States, sales volumes are down, values are down, rents are down, and vacancies are up.  Commercial real estate sales in the Bay Area declined from a high of almost $30 billion in 2007 to under $3 million in 2009 as sources for financing began to dry up.  Colliers reports that, in San Francisco, direct rents (not including subleases) on Class A and Class B office dropped from $50.41 and $39.80 per square foot per year, respectively, at the end of 2007, to $41.20 and $35.60 by the end of 2008, and then down to $32.63 and $26.20 per square foot per year by the end of 2009.  Office rents in the Silicon Valley remained fairly resilient through most of 2008, but fell to 10.3 percent to $2.26 per square foot per month during 2009.  Colliers expects that another 15% drop is likely before office rents stabilize, meaning rates could drop below $2.00 per square foot per month in the Silicon Valley for the first time since the first quarter of 2006.  With respect to vacancy, Grubb & Ellis’s Office Trends Report declared that by the fourth quarter of 2009, vacancy rates in the office sector had reached 28 percent in the core business districts of the Silicon Valley and 19 percent in San Francisco.  That compares with a vacancy rate of only 9.73 percent in Silicon Valley and 10.2 percent in San Francisco in the first quarter of 2008.  Both regions are expected to see further increases in vacancy rates during 2010, making this an ideal time for tenants to expand offices or negotiate with property managers to reduce rental expenses.  All in all, the San Francisco Bay Area hasn’t seen this degree of decline in the commercial real estate sector since the dot-com bust hit the area.  For these reasons, the company is holding off on originating commercial mortgages until there is more stabilization in this market.

All in all, it will be a challenging environment for a strong real estate recovery in 2010 and 2011.  However, having seen a few positive signs of improvement, particularly in the San Francisco Bay Area, it appears that residential real estate values have reached a floor and we may see increased stabilization and modest growth in the near future.  The company continues to be extremely selective in approving real estate loans and maintains its historically selective underwriting criteria – perhaps even more so in today’s environment with the increasing volume of potential borrowers being driven to us as traditional lenders remain on the sidelines.  The company is also able to obtain attractive pricing and low loan-to-value ratios on its loans due to the relative lack of competition in the current lending arena.  Given the favorable lending environment, the floor that seems to have developed under home values and the increasing stability in the residential real estate market in California, we believe that this may be an opportune time to build a strong loan portfolio which over time should produce positive returns for our investors.

Regulations

We are subject to various federal, state and local laws, rules and regulations that affect our business.  Following is a brief description of certain laws and regulations which are applicable to our business.  The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere in this Form 10-K, do not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

Regulations Applicable to Mortgage Lenders and Servicers.

We and Redwood Mortgage Corp., which originates and services our loans, are heavily regulated by laws governing lending practices at the federal, state and local levels.  In addition, proposals for further regulation of the financial services industry are continually being introduced.

These laws and regulations to which we and Redwood Mortgage Corp. are subject include those pertaining to:

•	real estate settlement procedures;
•	fair lending;
•	truth in lending;
•	compliance with federal and state disclosure requirements;
•	the establishment of maximum interest rates, finance charges and other charges;
•	secured transactions and foreclosure proceedings; and
•	privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers.

Some of the key federal and state laws affecting our business include:

•
Real Estate Settlement Procedures Act (RESPA).  RESPA primarily regulates settlement procedures for real estate purchase and refinance transactions on residential (1-4 unit) properties.  It prohibits lenders from requiring the use of specified third party providers for various settlement services, such as appraisal or escrow services.  RESPA also governs the format of the good faith estimate of loan transaction charges and the HUD-1 escrow settlement statement.

•
Truth in Lending Act.  This federal act was enacted in 1968 for the purpose of regulating consumer financing and is implemented by the Federal Reserve Board.  For real estate lenders, this act requires, among other things, advance disclosure of certain loan terms, calculation of the costs of the loan as demonstrated through an annual percentage rate (APR), and the right of a consumer in a refinance transaction on their primary residence to rescind their loan within three days following signing.

•
Home Ownership and Equity Protection Act (HOEPA) and California Bill 489.  HOEPA was passed in 1994 to provide additional disclosures for certain closed-end home mortgages.  In 1995, the Federal Reserve Board issued final regulations governing “high cost” closed-end home mortgages with interest rates and fees in excess of certain percentage or amount thresholds.  These regulations primarily focus on additional disclosure with respect to the terms of the loan to the borrower, the timing of such disclosures, and the prohibition of certain loan terms, including balloon payments and negative amortization.  The failure to comply with the regulations will render the loan rescindable for up to three years. Lenders can also be held liable for attorneys’ fees, finance charges and fees paid by the borrower and certain other money damages.  Similarly in California, Assembly Bill 489, which was signed into law in 2001 and became effective as of July 1, 2002, provides for state regulation of “high cost” residential mortgage and consumer loans secured by liens on real property, which equal or exceed the Fannie Mae/Freddie Mac conforming loan limits or less, with interest rates and fees exceeding a certain percentage or amount threshold.  The law prohibits certain lending practices with respect to high cost loans, including the making of a loan without regard to the borrower’s income or obligations.  When making such loans, lenders must provide borrowers with a consumer disclosure, and provide for an additional rescission period prior to closing the loan.

•
Mortgage Disclosure Improvement Act.  Enacted in 2008, this act amended the Truth in Lending Act regulating the timing and delivery of loan disclosures for all mortgage loan transactions governed under RESPA.

•
Home Mortgage Disclosure Act.   This act was enacted to provide for public access to statistical information on a lenders’ loan activity.  It requires lenders to disclose certain information about the mortgage loans it originates and purchases, such as the race and gender of its customers, the disposition of mortgage applications, income levels and interest rate (i.e. annual percentage rate) information.

•
Red Flags Rule.  The Red Flags Rule, which becomes effective on August 1, 2009, requires lenders and creditors to implement an identity theft prevention program to identify and respond to loan applications in which the misuse of a consumer’s personal identification may be suspected.

•
Graham-Leach-Bliley Act.  This act requires all businesses which have access to consumers’ personal identification information to implement a plan providing for security measures to protect that information.  As part of this program, we provide applicants and borrowers with a copy of our privacy policy.

Recent or Pending Legislation and Regulatory Proposals.

The recent credit crisis has led to an increased focus by federal, state and local regulatory authorities on the mortgage industry.  Federal and state regulators are considering a broad variety of legislative and regulatory proposals covering mortgage loan products, loan terms and underwriting standards, risk management practices and consumer protection, which could have a broader impact across the mortgage industry.  In addition, the U.S. economy is currently experiencing a prolonged and severe recession, which has and will likely continue to cause increased delinquencies, continued home price depreciation and lower home sales.  In response to these trends, the U.S. government has taken several actions which are intended to stabilize the housing market and the banking system, maintain lower interest rates, and increase liquidity for lending institutions. These actions are intended to make it easier for borrowers to obtain mortgage financing or to avoid foreclosure on their current homes.  It is too early to tell whether these legislative and regulatory initiatives, actions and proposals will achieve their intended effect or what impact they will have on our business and the mortgage industry generally.

Following is a brief description of several key initiatives, actions and proposals that may impact the mortgage industry:

•
Guidance on Nontraditional Mortgage Product Risks.   On September 29, 2006, the federal banking agencies issued guidance to address the risks posed by nontraditional residential mortgage products, that is, mortgage products that allow borrowers to defer repayment of principal or interest. The guidance instructs institutions to ensure that loan terms and underwriting standards are consistent with prudent lending practices, including consideration of a borrower’s ability to repay the debt by final maturity at the fully indexed rate and assuming a fully amortizing repayment schedule; requires institutions to recognize, for higher risk loans, the necessity of verifying the borrower’s income, assets and liabilities; requires institutions to address the risks associated with simultaneous second-lien loans, introductory interest rates, lending to subprime borrowers, non-owner-occupied investor loans, and reduced documentation loans; requires institutions to recognize that nontraditional mortgages, particularly those with risk-layering features, are untested in a stressed environment; requires institutions to recognize that nontraditional mortgage products warrant strong controls and risk management standards, capital levels commensurate with that risk, and allowances for loan and lease losses that reflect the collectibility of the portfolio; and ensure that consumers have sufficient information to clearly understand loan terms and associated risks prior to making product and payment choices. The guidance recommends practices for addressing the risks raised by nontraditional mortgages, including enhanced communications with consumers; promotional materials and other product descriptions that provide information about the costs, terms, features and risks of nontraditional mortgages; more informative monthly statements for payment option adjustable rate mortgages; and specified practices to avoid.  In January 2008, in response to this federal guidance on non-traditional mortgage loans, California enacted SB 385 which requires lenders offering non-traditional mortgages on primary residential properties to provide additional disclosure information pertaining to the terms of the loan offered, as well as a comparison to other loan products that may be available in the marketplace.  The California Department of Real Estate defines ‘non-traditional’ mortgages as those in which there is a deferral of either principal or interest in the loan.  We do not make non-traditional loans on primary residential properties.

•
Guidance on Loss Mitigation Strategies for Servicers of Residential Mortgages.  On September 5, 2007, the federal banking agencies issued a statement encouraging regulated institutions and state-supervised entities that service residential mortgages to pursue strategies to mitigate losses while preserving homeownership to the extent possible and appropriate.  The guidance encourages servicers to take proactive steps to preserve homeownership in situations where there are heightened risks to homeowners losing their homes to foreclosures.  Such steps may include loan modification; deferral of payments; extensions of loan maturities; conversion of adjustable rate mortgages into fixed rate or fully indexed, fully amortizing adjustable rate mortgages; capitalization of delinquent amounts; or any combination of these actions.  Servicers are instructed to consider the borrower’s ability to repay the modified obligation to final maturity according to its terms, taking into account the borrower’s total monthly housing-related payments as a percentage of the borrower’s gross monthly income, the borrower’s other obligations, and any additional tax liabilities that may result from loan modifications. Where appropriate, servicers are encouraged to refer borrowers to qualified non-profit and other homeownership counseling services and/or to government programs that are able to work with all parties and avoid unnecessary foreclosures. The guidance states that servicers are expected to treat consumers fairly and to adhere to all applicable legal requirements.

•
Housing and Economic Recovery Act of 2008:  Enacted in July 2008, this legislation, among other things, established new Fannie Mae, Freddie Mac and FHA conforming loan limits and established a new Federal Housing Finance Agency.  It also established the new “HOPE for Homeowners Program” to refinance existing borrowers meeting eligibility requirements into fixed-rate FHA mortgage products.  This act also provided for a comprehensive, nationwide licensing and registry system for mortgage originators.  The federal direction to states to adopt national loan originator licensing standards will be implemented in California through the California Department of Real Estate (DRE).  Much of what has been adopted at the federal level has already been in effect in California under the DRE’s regulatory authority for a number of years.  It is anticipated that new standards relating to continuing education requirements, among other things, will be incorporated into DRE regulations, once implemented.

•
New Regulations Establishing Protections for Consumers in the Residential Mortgage Market. In 2008, the Federal Reserve Board issued new regulations under the federal Truth-in-Lending Act and the Home Ownership and Equity Protection Act (HOEPA). For mortgage loans governed by HOEPA, the new regulations further restrict prepayment penalties, and enhance the standards relating to the consumer’s ability to repay.  For a new category of closed-end “higher-priced” mortgage loans, the new regulations restrict prepayment penalties, and require escrows for property taxes and property-related insurance for most first lien mortgage loans.  For all closed-end loans secured by a principal dwelling, the new regulations prohibit the coercion of appraisers; require the prompt crediting of payments; prohibit the pyramiding of late fees; require prompt responses to requests for pay-off figures; and require the delivery of transaction-specific Truth-in-Lending Act disclosures within three business days following the receipt of an application.  The new regulations also impose new restrictions on mortgage loan advertising for both open-end and closed-end products. In general, the new regulations are effective October 1, 2009, with certain exceptions.

•
Proposed Amendments to the U.S. Bankruptcy Code:  Since 2008, proposed legislation has been introduced before the U.S. Congress for the purpose of amending Chapter 13 in order to permit bankruptcy judges to modify certain terms in certain mortgages in bankruptcy proceedings, a practice commonly known as cramdown.  Presently, Chapter 13 does not permit bankruptcy judges to modify mortgages of bankrupt borrowers.  While the breadth and scope of the terms of the proposed amendments to Chapter 13 differ greatly, some commentators have suggested that such legislation could have the effect of increasing mortgage borrowing costs and thereby reducing the demand for mortgages throughout the industry. It is too early to tell when or if any of the proposed amendments to Chapter 13 may be enacted as proposed and what impact any such enacted amendments to Chapter 13 could have on the mortgage industry.

Some local and state governmental authorities have taken, and others are contemplating taking, regulatory action to require increased loss mitigation outreach for borrowers, including the imposition of waiting periods prior to the filing of notices of default and the completion of foreclosure sales and, in some cases, moratoriums on foreclosures altogether.

Item 1A – Risk Factors

In considering our future performance and any forward-looking statements made in this report, the material risks described below should be considered carefully.  These factors should be considered in conjunction with the other information included elsewhere in this report.

MORTGAGE LENDING AND REAL ESTATE RISKS

You Will Be Unable to Evaluate Any Loans or Underlying Properties
We have not yet identified any specific loans to fund with any future proceeds we will receive from our offering of units.  This means:

• Investors must rely entirely on the judgment of our managers in investing the proceeds of the offering.

• Investors will be unable to evaluate, in advance, any of the terms of the loans including the selection of borrowers, and the terms of the loans that will be made.

• Investors will have no ability to evaluate the identification or location of, or any other important economic and financial data pertaining to, the underlying properties that secure the loans.

• We could suffer delays from placing suitable investments, which could adversely affect our ability to pay distributions to our members.

If We Are Unable to Raise Substantial Funds, We Will Be Limited in the Number and Type of Properties We May Finance
We are offering our units on a “best efforts” basis, whereby the broker-dealers participating in the offering are only required to use their best efforts to sell our units and have no firm commitment or obligation to purchase any of the units. As a result, we cannot assure you that any amount of proceeds greater than the minimum will be raised in the offering.  If we are unable to raise substantially more than the minimum offering amount, we will originate and purchase fewer loans resulting in less diversification in terms of the number of properties financed, the geographic regions in which such properties are located and the types of properties securing the mortgages in which we invest. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase.  An investment in our units will be subject to greater risk to the extent that we lack a diversified portfolio of mortgage assets. In addition, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition and ability to pay distributions could be adversely affected if we are unable to raise substantial funds.

Suitable Mortgage Loans May Not Be Available From Time to Time, Which Could Reduce Your Return on Investment
Our managers receive referrals from a variety of sources, but will only make loans that satisfy our investment criteria.  The ability to find suitable loans is more difficult when the economy is weaker and there is less activity in the real estate market.  For example, currently the residential real estate market in the San Francisco Bay Area is in a downturn, leading to less activity in the market and less demand for residential mortgage loans.  In the event that the current decrease in demand for loans continues, we may be unable to find a sufficient number of suitable loans which could leave us with excess cash.  In such event, we will make short term, interim investments in government obligations, certificates of deposit, money market or other liquid asset accounts, with the offering proceeds pending investment in suitable loans.  Interest returns on these investments are usually lower than on mortgage loans, which would reduce the yield to holders of units, depending on how long these investments are held.

Loan Defaults and Foreclosures May Adversely Affect Us
We are engaged in the business of lending money and, as such, are subject to the risk that borrowers may be unable to repay the loans we have made to them.  Most loans will be interest only or interest with small periodic repayments of principal.  This means:

• The loans are structured to provide for relatively small monthly payments with a large “balloon” payment of principal due at the end of the term.  Many borrowers are unable to repay such loans at maturity out of their own funds and are compelled to refinance or sell their property.

• Defaults and foreclosures may increase if the economy weakens further or if interest rates increase, which may make it more difficult for borrowers to refinance their loans at maturity or sell their property.

• If a borrower is unable to repay the loan and defaults, we may be forced to purchase the property at a foreclosure sale.  If we cannot quickly sell or refinance such property, and the property does not produce any significant income, our profitability will be adversely affected.

• Recently enacted borrower protection laws in California impose additional notice and disclosure requirements on lenders which may slow or limit a lender’s ability to exercise remedies against residential real property collateral, including its right to sell the property in a foreclosure sale.  We are aware of other proposed federal legislation under consideration which, if enacted, may also limit a lender’s ability to exercise remedies against residential real property collateral following a borrower’s default in the performance of its loan obligations.

In addition, any litigation instituted by a defaulting borrower or the operation of the federal bankruptcy laws may have the effect of delaying enforcement of the lien of a defaulted loan and may in certain circumstances reduce the amount realizable from sale of a foreclosed property.  A “lien” is a charge against the property of which the holder may cause the property to be sold and use the proceeds in satisfaction of the lien.  In the event our right to foreclose is contested, the legal proceedings necessary to resolve the issue can be time-consuming. A judicial foreclosure may be subject to most of the delays and expenses of other litigation, sometimes requiring up to several years to complete.

Our Entry Into Workout Agreements with Delinquent Borrowers Could Lead to a Loss of Revenue
We may periodically enter into workout agreements with borrowers who are past maturity or delinquent in their regular payments.  Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, and allows time to pay the loan in full.  In the event we enter into workout agreements, we may experience a loss of revenue, which could adversely affect our profitability and the returns to our members.

We Must Rely on Appraisals Which May Not Be Accurate or May Be Affected by Subsequent Events
We will primarily be an “asset” rather than a “credit” lender and will rely mainly on the real property securing the loans to protect our investment.  We will rely on appraisals, prepared by unrelated third parties, to determine the fair market value of real property used to secure our loans.  We cannot guarantee that such appraisals will, in any or all cases, be accurate.  If an appraisal is not accurate or subsequent events adversely affect the value of the property, our loan would not be as secure as we anticipated.  In the event of foreclosure, we may not be able to recover our entire investment.  Additionally, since an appraisal fixes the value of real property at a given point in time, subsequent events could adversely affect the value of real property used to secure a loan.

Our Lack of Emphasis on the Creditworthiness of a Borrower May Increase the Risk of Loan Defaults
While we will review and consider the income level and general creditworthiness of a borrower as part of our overall evaluation process, such considerations are subordinate to a determination that a borrower has sufficient equity in the security property to satisfy required loan-to-value ratios.  Our lack of emphasis on the creditworthiness of a borrower may increase the risk of defaults on loans we make.  In the event of a loan default, we may be forced to purchase the property securing the loan at a foreclosure sale.  If we cannot quickly sell or refinance the foreclosed property, and if the property does not produce significant income, our profitability will be adversely affected.

We Compete With Many Other Mortgage Lenders for Loans Which Could Lead to Lower Yields and Fewer Lending Opportunities
Increased competition for mortgage loans could lead to reduced yields and fewer investment opportunities.  The mortgage lending business is highly competitive, and we will compete with numerous established entities, some of which have more financial resources and experience in the mortgage lending business than our managers.  We will encounter significant competition from banks, insurance companies, savings and loan associations, mortgage bankers, pension funds, real estate investment trusts and other lenders with objectives similar in whole or in part to ours.

Some of Our Loans are Junior in Priority and More Difficult and Costly to Protect
We anticipate that our loans will eventually be diversified as to priority approximately as follows:

• first mortgages – 40-60%
• second mortgages (which will be junior to a first mortgage) – 40-60%
• third mortgages (which will be junior to the two other mortgages) – 0-10%.

The lien securing each loan will not be junior to more than two other encumbrances (a first and, in some cases a second deed of trust) on the real property which is to be used as security for the loan.  In the event of foreclosure under a second or third deed of trust the debt secured by a senior deed(s) of trust must be satisfied before any proceeds from the sale of the property can be applied toward the debt owed to us.  To protect our junior security interest, we may be required to make substantial cash outlays for such items as loan payments to senior lien holders to prevent their foreclosure, property taxes, insurance, repairs, maintenance and any other expenses associated with the property.  These expenditures could have an adverse effect on our profitability.

We Make Construction Loans Which May Subject Us to Greater Risks
We may make construction loans up to a maximum of 10% of our loan portfolio.  Construction loans are those loans made to borrowers constructing entirely new structures or dwellings, whether residential, commercial or multi-family properties.  Investing in construction loans subjects us to greater risk than loans related to properties with operating histories.  If we foreclose on property under construction, construction will generally have to be completed before the property can begin to generate an income stream or could be sold.  We may not have adequate cash reserves on hand with respect to junior encumbrances and/or construction loans at all times to protect our security.  If we have inadequate cash reserves, we could suffer a loss of our investment.  Additionally, we may be required to obtain permanent financing of the property in addition to the construction loan which could involve the payment of significant fees and additional cash obligations for us.

We Make Rehabilitation Loans Which May Subject Us to Greater Risks
In addition to construction loans, we may make “rehabilitation loans” to finance remodeling, adding to and/or rehabilitating an existing structure or dwelling, whether residential, commercial or multi-family properties.  We may make rehabilitation loans up to a maximum of 15% of our loan portfolio.  Investing in rehabilitation loans subjects us to greater risk than standard acquisition loans for properties.  If we foreclose on a property undergoing remodeling or rehabilitation, such remodeling or rehabilitation will generally have to be completed before the property can realize the anticipated increase in value from such remodeling or rehabilitation.  We may not have adequate cash reserves on hand with respect to junior encumbrances and/or rehabilitation loans at all times to protect our security.  If we have inadequate cash reserves, we could suffer a loss of our investment.  Additionally, we may be required to obtain permanent financing of the property in addition to the rehabilitation loan which could involve the payment of significant fees and additional cash obligations for us.

Owning Real Estate Following Foreclosure Will Subject Us to Many Additional Risks
If a borrower is unable to pay our loan or refinance it when it is due, we may be required to institute foreclosure proceedings against the borrower.  Although we may immediately be able to sell the property, sometimes we will be required to own the property for a period of time.  We will be subject to certain economic and liability risks attendant to all property ownership which could affect our profitability.  The risks of ownership will include the following:

• The property could generate less income for us than we could have earned from interest on the loan.

• If the property is a rental property we will be required to find and keep tenants.

• We will be required to oversee and control operating expenses.

• We will be subject to general and local real estate and economic market conditions which could adversely affect the value of the property.

• We will be subject to any change in laws or regulations regarding taxes, use, zoning and environmental protection and hazards.

• We will be potentially liable for any injury that occurs on or to the property.

If We Decide to Develop Property Acquired by Us, We Will Face Many Additional Risks
If we have acquired property through foreclosure or otherwise, there may be circumstances in which it would be in our best interest not to immediately sell the property, but to develop it ourselves.  Depending upon the location of the property and market conditions, the development done by us could be either residential (single or multi-family) or commercial.  Development of any type of real estate involves risks including the following:

• We will be required to rely on the skill and financial stability of third party developers and contractors.

• Any development or construction will involve obtaining local government permits.  We will be subject to the risk that our project does not meet the requirements necessary to obtain those permits.

• Any type of development and construction is subject to delays and cost overruns.

• There can be no guarantee that upon completion of the development that we will be able to sell the property or realize a profit from the sale.

• Economic factors and real estate market conditions could adversely affect the value of the property.

Bankruptcy and Legal Limitations on Personal Judgments May Adversely Affect Our Profitability
Any borrower has the ability to delay a foreclosure sale by us for a period ranging from several months to several years or more by filing a petition in bankruptcy.  The filing of a petition in bankruptcy automatically stops or “stays” any actions to enforce the terms of the loan.  The length of this delay and the costs associated with it will generally have an adverse impact on our profitability.  We also may not be able to obtain a personal judgment against a borrower.

Unintended Violations of Usury Statutes May Adversely Affect Us
Usury laws impose restrictions on the maximum interest that may be charged on our loans.  Under California law, a loan arranged by a licensed California real estate broker will be exempt from applicable California usury provisions.  Since Redwood Mortgage Corp., a licensed California real estate broker and a holder of a California Finance Lenders license, or CFL license, will arrange our loans, our loans should be exempt from applicable state usury provisions. Nevertheless, unintended violations of the usury statutes may occur.  In such an event, we may have insufficient cash to pay any damages, thereby adversely affecting our operations.  We could also lose our entire investment.  We intend to apply for a CFL license.  Once we have obtained and are operating under a CFL license, we should be exempt from the applicable California usury provision.

If We Make High Cost Mortgages, We Will Be Required to Comply With Additional Regulations
Although we anticipate making relatively few loans that would qualify as “high cost mortgages,” as defined by regulations of the Federal Reserve, the failure to comply with these regulations could adversely affect us.  A high cost mortgage is any loan made to a consumer secured by the consumer’s principal residence if either (i) the annual percentage rate exceeds by more than 8%, the yield on Treasury securities having comparable periods of maturity for first mortgages, or 10% for junior mortgages or (ii) the total fees payable by a consumer at or before closing exceeds 8% of the total loan amount.  These regulations primarily focus on:

• additional disclosure with respect to the terms of the loan to the borrower;

• the timing of such disclosures; and

• the prohibition of certain terms in the loan including balloon payments and negative amortization.

The failure to comply with the regulations, even if the failure was unintended, will render the loan rescindable for up to three years.  The lender could also be held liable for attorneys’ fees, finance charges and fees paid by the borrower and certain other money damages.

In addition, under California law residential mortgage and consumer loans secured by liens on real property of $250,000 or less are considered to be “high cost loans” if they have (i) an annual percentage rate at least 8% above the interest rate on U.S. Treasury securities of a comparable maturity, or (ii) points and fees in excess of 6% of the loan amount, exclusive of the points and fees.  While it is unlikely that we would make many high cost loans, the failure to comply with California law regarding such loans could have significant adverse effects on us.  The law prohibits certain lending practices with respect to high cost loans, including the making of a loan without regard to the borrower’s income or obligations.  When making such loans, lenders must provide borrowers with a consumer disclosure, and provide for an additional rescission period prior to closing the loan.  The reckless or willful failure to comply with any provision of this law, including the mandatory disclosure provisions, could result in, among other penalties, the imposition of administrative penalties of $25,000, loss or suspension of the offending broker’s license, as well as exposure to civil liability to the consumer/borrower (including the imposition of actual and punitive damages).

We Operate in a Highly Regulated Industry and the Failure to Comply with Such Regulations Will Materially Adversely Affect Our Business
The mortgage business has traditionally been highly regulated.  The costs of complying with these regulations could adversely affect our profitability, and violations of these regulations could materially adversely affect our business and financial results.  Recently, the turmoil in our industry has led to various proposed new legislation, rules and regulations by federal, state and local authorities relating to the origination and servicing of mortgage loans.  If enacted, these initiatives could result in delayed or reduced collections from mortgagors, limitations on the foreclosure process and generally increased servicing costs.  These legislative and regulatory initiatives could ultimately increase our administrative burdens and adversely affect the returns to our members.

Since We Are Not Regulated As a Bank, Our Members and Borrowers May Have Fewer Protections
Although we are engaged in mortgage lending, we and our affiliates are not banks and accordingly, are not generally subject to the federal and state banking regulations, policies and oversight applicable to banks.  For example, banks are subject to federal regulation and examination by the Federal Deposit Insurance Corporation, or FDIC, which insures bank deposits up to applicable limits.  The operations of banks are also subject to the regulation and oversight of the Federal Reserve Board and state banking regulators.  Banks are required to maintain a minimum level of regulatory capital in accordance with stringent guidelines established by federal law.  Federal and state banking agencies also regulate the lending practices, capital structure, investment practices and dividend policy of banks, among other things.

Because we and our affiliates are generally not subject to the capital requirements and other regulations and oversight applicable to banks, our members and borrowers may not have the same level of protections and safeguards afforded to owners and customers of banks.

Loan-To-Value Ratios are Determined by Appraisals, Which May Be in Excess of the Ultimate Purchase Price of the Underlying Property
The so-called “loan-to-value ratio” will not exceed the following:

• 80% of the appraised value for residential properties and multi-unit property;

• 75% of the appraised value for commercial property; and

• 50% of the appraised value for unimproved land.

The loan-to-value ratios are determined based on the appraised value of a property which may be in excess of the ultimate purchase price of the underlying property.  We cannot assure you that such appraisals will reflect the actual amount buyers will pay for the property.  In the case of a loan made in connection with a pending property purchase, an appraisal may, for various reasons, reflect a higher or lower value than the purchase amount; we will nevertheless base our loan-to-value ratios on the appraised value, rather than on such purchase amount.  Further, if the value of the property declines to a value below the amount of the loan, the loan could become under-collateralized.  This would result in a risk of loss for us if the borrower defaults on the loan.

Larger Loans Result in Less Diversity and May Increase Risk
We can as a general rule decrease risk of loss from delinquent mortgage loans by investing in a greater total number of loans.  Investing in fewer, larger loans generally decreases diversification of the portfolio and increases risk of loss and possible reduction of yield to our members in the case of a delinquency of such a loan.  However, since larger loans generally will carry a somewhat higher interest rate, our managers may determine, from time to time, that a relatively larger loan is advisable for us.  Our maximum investment in a loan will not exceed 10% of our then total assets.

Use of Borrowed Money May Reduce Our Profitability or Cause Losses Through Liquidation
We will be permitted to borrow funds for the purpose of making loans, for increased liquidity, reducing cash reserve needs or for any other proper purpose on any terms commercially available.  We may assign all or a portion of our loan portfolio and/or all or a portion of real estate that we own as security for such loans.  Our managers may not leverage more than, and our total indebtedness may not at any time exceed, 50% of members’ capital.

Changes in the interest rate will have a particularly adverse effect on us if we have borrowed money to fund loans.  Borrowed money will likely bear interest at a variable rate, whereas we are likely to be making fixed rate loans.  Thus, if prevailing interest rates rise, we may have to pay more in interest on the borrowed money than we make on loans to our borrowers. This will reduce our profitability or cause losses through liquidation of loans in order to repay the debt on the borrowed money.  It is possible that we could default on our obligation if we cannot cover the debt on the borrowed money.

Changes in Interest Rates May Affect Your Return on Your Investment
We expect that our loans will typically have fixed rates and the majority of our loans will be for terms of one to five years.  Consequently, due to the terms of our loans, if interest rates rapidly increase, such interest rates may exceed the average interest rate earned by our loan portfolio.  If prevailing interest rates rise above the average interest rate being earned by our loan portfolio, you may be unable to quickly sell your units, as they are an illiquid investment, in order to take advantage of higher returns available from other investments.  In addition, an increase in interest rates accompanied by a tight supply of mortgage funds may make refinancing by borrowers with balloon payments difficult or impossible.  This is true regardless of the market value of the underlying property at the time such balloon payments are due.  In such event, the property may be foreclosed upon.

Moreover, we expect that the majority of our loans will not include prepayment penalties for a borrower paying off a loan prior to maturity.  The absence of a prepayment penalty in our loans may lead borrowers to refinance higher interest rate loans in a market of falling interest rates.  This would then require us to reinvest the prepayment proceeds in loans or alternative short term investments with lower interest rates and a corresponding lower yield to members.

Marshaling of Assets Could Delay or Reduce Recovery of Loans
As security for a single loan, we may require a borrower to execute deeds of trust on other properties owned by the borrower in addition to the property the borrower is purchasing or refinancing.  In the event of a default by the borrower, we may be required to “marshal” the assets of the borrower.  Marshaling is an equitable doctrine used to protect a junior lienholder with a security interest in a single property from being “squeezed out” by a senior lienholder, such as us, with security interest not only in the property, but in one or more additional properties.  Accordingly, if another creditor of the borrower forced us to marshal the borrower’s assets, foreclosure and eventual recovery of the loan could be delayed or reduced, and our costs associated therewith could be increased.

We May Provide Loans to Borrowers Who Are in Default Under Other of Their Obligations
While we are primarily an “asset” rather than a “credit” lender and will rely mainly on the real property securing the loans to protect our investment, we may also consider the income level and general creditworthiness of a borrower to determine his or her ability to repay the loan according to its terms.  Accordingly, loans may be made to borrowers who are in default under other of their obligations (e.g., to consolidate their debts) or who do not have sources of income that would be sufficient to qualify for loans from other lenders such as banks or savings and loan associations.  There is a greater risk that such borrowers will default under loans we make to them.

We May Face Potential Liability for Toxic or Hazardous Substances
If we take an equity interest in, management control of, or foreclose on any of the loans, we may be considered the owner of the real property securing such loans.  In the event of any environmental contamination, there can be no assurance that we would not incur full recourse liability for the entire cost of any such removal and cleanup, even if we did not know about or participate in the contamination. Full recourse liability means that any of our property, including the contaminated property, could be sold in order to pay the costs of cleanup in excess of the value of the property at which such contamination occurred.  In addition, we could incur liability to tenants and other users of the affected property, or users of neighboring property, including liability for consequential damages.  Consequential damages are damages which are a consequence of the contamination but are not costs required to clean up the contamination, such as lost profits of a business.

If Properties We Own Contain Hazardous Substances, We Could Be Required to Pay for Their Removal or Clean Up
If we became the “owner” of any real property containing hazardous substances, we would also be exposed to risk of lost revenues during any cleanup, the risk of lower lease rates or decreased occupancy if the existence of such substances or sources on the property were a health risk.  If we fail to remove the substances or sources and clean up the property, federal, state, or local environmental agencies could perform such removal and cleanup.  Such agencies would impose and subsequently foreclose liens on the property for the cost thereof.  We may find it difficult or impossible to sell the property prior to or following any such cleanup.  If such substances are discovered after we sell the property, we could be liable to the purchaser thereof if our managers knew or had reason to know that such substances or sources existed.  In such case, we could also be subject to the costs described above.

If we are required to incur such costs or satisfy such liabilities, this could have a material adverse effect on our profitability.  Additionally, if a borrower is required to incur such costs or satisfy such liabilities, this could result in the borrower’s inability to repay its loan from us.

Conflicts May Arise if We Participate in Loans With Other Programs Organized by Our Managers
In certain limited circumstances and subject to compliance with applicable regulations or guidelines, we may participate in loans with other programs organized by our managers, where we purchase a fractional undivided interest in a loan.  Our portion of the total loan may be smaller or greater than the portion of the loan made by the other programs.  You should be aware that participating in loans with other programs organized by our managers could result in a conflict of interest between us and our managers as well between us and such other programs, in the event that the borrower defaults on the loan and our managers protect the interests of other programs, which they have organized, in the loan and in the underlying security.

The Reduction in Availability of Mortgage Lending and the Volatility and Reduction in Liquidity in the Financial Markets May Adversely Affect Our Results
In recent years, the mortgage lending industry has experienced significant instability.  Due to factors such as defaults on subprime loans and the resulting decline in the market value of such loans, lenders, investors and regulators have questioned the adequacy of lending standards and other credit requirements for mortgage loans in recent years.  Deterioration in credit quality among subprime and other nonconforming loans has caused substantially all lenders to eliminate subprime mortgages and most other non-conforming loans.  Fewer loan options, stricter loan qualifications and other limitations or restrictions on the availability of those types of financings make it more difficult for some borrowers to finance the purchase of new and existing homes. These factors have reduced the affordability of homes and the pool of qualified homebuyers and made it more difficult to sell to first time and first time move-up buyers which have long made up a substantial part of the affordable housing market. These reductions in demand would increase the likelihood of defaults on our loans and, consequently, reduce our ability to pay distributions to our shareholders, and the duration and severity of the effects remain uncertain.

Prior Public Mortgage Programs With Similar Investment Objectives Sponsored By Our Managers are Experiencing Declines in Cash Flows
Due to recent declines in real estate values and limited availability of credit in the current financial markets, and the resulting reduction in demand for real estate acquisition, many existing borrowers are experiencing difficulties in refinancing their loans or selling their properties to repay debt obligations.  As a result, many mortgage lenders, including Redwood Mortgage Investors VII (“RMI VII”) and Redwood Mortgage Investors VIII (“RMI VIII”), prior public mortgage programs sponsored by our managers, have been experiencing declines in cash flows from reduced loan payoffs, increased loan delinquencies, and increased needs for cash reserves.  The investment objectives and strategy of these prior programs are substantially similar to ours.  Like us, they make loans primarily secured by first and second deeds of trust on California real estate, including residential, commercial and multifamily properties, as well as land.  From time to time, loan originations in one sector or property type become more active due to prevailing market conditions.  As a result, in recent years RMI VIII’s portfolio has become more heavily weighted in residential condominiums and condominium complexes than in other property types.  Recovery of the condominium sector of the real estate market is generally expected to lag behind the single-family residential market.  Availability of financing for condominium properties has been, and will likely continue to be, severely constricted and difficult to obtain.

Faced with an increasing number of borrowers that are unable to meet their repayment obligations over the past year, RMI VIII has entered into an increasing number of workout agreements and filed a greater number of default notices than in the past.  A workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full.  By deferring maturity dates of balloon payments or deferring past due payments, however, workout agreements may adversely affect the lender’s cash flow. A foreclosure may result in RMI VIII becoming the owner of the real estate which originally secured the loan.

Given the current economic environment, it is anticipated that RMI VIII will acquire more real estate through foreclosures than it has historically.  RMI VIII may choose to hold many of the properties it forecloses upon for periods of time rather than immediately selling the properties, particularly where the property has the potential to generate rental income or the value of the property can be enhanced through improvements.  In the interim, this will result in RMI VIII being a holder of both debt and equity on California real estate and will require RMI VIII to expend time, effort and resources toward the management of such properties.

In response to the above conditions and in an effort to preserve cash for company operations in the current economic environment, in March 2009, RMI VIII, suspended payments to withdrawing partners until further notice and has since significantly reduced the amount of distributions made to investors.  Redwood Mortgage Investors VIII is unable to predict when suspension of liquidations will be lifted or the payment of distributions will increase, as it will depend on general economic and capital market conditions and recovery of the real estate market.  RMI VIII will continue to be affected by these forces until such time as economic conditions improve or stabilize.  In addition, due to declines in residential real estate values, RMI VII and RMI VIII have increased provisions for loan losses, and in the third quarter of 2009, provided non-cash reserves to recognize the decline in the estimated market value of the collateral securing the loans, as required by GAAP.  This resulted in a downward capital account adjustment for all accounts in RMI VII and RMI VIII.

In December 2009, RMI VIII entered into a forbearance agreement with the lenders for its credit facility.  Under this agreement, the lenders agreed to forbear from exercising its rights and remedies arising out of RMI VIII’s failure to comply with the profitability financial covenant under the loan agreement for the 2009 fiscal year. The forbearance period is effective until May 22, 2010, subject to earlier termination upon the occurrence of certain events.

We may experience declines in cash flow and increases in loan delinquencies similar to that experienced by other mortgage lenders, such as RMI VIII.

Our Operating Results May be Affected by Economic and Regulatory Changes That Have an Adverse Impact on the Real Estate Market.
Our operating results will be subject to risks generally associated with the ownership of assets related to the real estate industry, including:

• changes in interest rates and availability of permanent mortgage funds;

• changes in general economic or local conditions;

• changes in tax, environmental, zoning and other real estate laws; and

• periods of high interest rates and tight money supply.

Due to these reasons, among others, we cannot assure you that we will be profitable or that we will increase profitability from income we receive from our investments.

The Concentration of Loans with a Single Borrower May Increase Our Risks.
We may invest in multiple secured loans that share a common borrower.  The aggregate of our loans, however, to any one borrower may not exceed 10% of the gross proceeds of the offering.  The bankruptcy, insolvency or other inability of any borrower that is the subject of multiple loans to pay interest or repay principal on its loans would have adverse effects on our income and reduce the amount of funds available for distribution to members. The more concentrated our portfolio is with one or a few borrowers, the greater credit risk we face. The loss of any one of these borrowers would have a material adverse effect on our financial condition and results of operations.

INVESTMENT RISKS

Our Lack of Operating History Makes It Difficult to Evaluate Our Future Prospects
We are a newly formed entity and have only recently commenced operations.  We have a limited operating history and have not proved we can operate successfully.  Our limited operating history makes it difficult to evaluate the future prospects of our business.  The past performance of other mortgage programs sponsored by our managers is not necessarily indicative of our future performance and there can be no assurance that we will achieve comparable results.

We have only generated limited revenues to date.  We are subject to all of the risks inherent in the establishment of a new business enterprise.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business.

There is no way to tell at this stage of our history whether we will be able to successfully implement our investment strategy or achieve our investment objective.  There can be no assurance that we will ever achieve any substantial revenues or profitability or that investors will receive any return on investments or the return of their capital contributions.

Our Managers Will Make Only a Limited Cash Contribution to Us and We Will Initially be Thinly Capitalized
In connection with our formation, one of our managers, Gymno Corporation, made a cash capital contribution to us of $10,000.  Upon the admission of members pursuant to the offering, we promptly refunded the $10,000 capital contribution to Gymno Corporation, upon which it was withdrawn as our initial member.  Accordingly, we had an initial capitalization of only $10,000 and consequently will be dependent on our managers for the payment of our organizational and offering expenses until sufficient proceeds are raised in the offering.  However, there can be no assurance that our managers will have sufficient funds to financially support us.

Given the limited obligation of our managers to make initial and ongoing cash contributions to the company, our ability to adequately capitalize the company will be dependent on our ability to obtain sufficient cash contributions from outside investors in the offering.  There is no assurance that we will be able to raise sufficient proceeds in the offering to adequately capitalize the company and to implement our investment strategy or achieve our investment objective.

Lack of Liquidity of Units Increases Their Risks
There are substantial restrictions on the transferability of the units. You will not be free to sell or transfer your units at will, and they may not be acceptable by a lender as security for borrowing.  No public trading market for the units is expected to exist after the offering.  It is highly unlikely that a public trading market will ever develop.  The California Commissioner of Corporations also imposes a restriction on sale or transfer, except to specified persons, because of the investor suitability standards that apply to a purchaser of units who is a resident of California.  Units may not be sold or transferred without consent of the Commissioner, except to family members, other holders of units, and us.

Our operating agreement also imposes substantial restrictions upon a member’s ability to transfer units.  The operating agreement provides members with a limited right to redeem units, subject to certain limitations and requirements. The amount that a redeeming member will receive from the company is based on the lesser of the purchase price paid by the redeeming member or the redeeming member’s capital account balance as of the date of each redemption payment.  A capital account is a sum calculated for tax and accounting purposes, and may be greater than or less than the fair market value of such member’s interest in the company.  The fair market value of the units will be irrelevant in determining amounts to be paid upon redemption.  As described above, the amount received by a redeeming member may, under certain circumstances, be based on the member’s capital account balance as of the date of each redemption payment, rather than the date of the redemption request.  Accordingly, the amount paid to a member upon redemption may not reflect the redeeming member’s capital balance as of the date on which the redemption request was made.  In addition, your units may not be readily accepted as collateral for a loan.  Consequently, you should consider the purchase of units only as a long-term investment.

You are Limited in Your Ability to Have Your Units Redeemed Under Our Unit Redemption Program
Our unit redemption program contains significant restrictions and limitations that limit your ability to redeem your units.  The number of units you may redeem per quarter will be subject to a maximum of the greater of 100,000 units or 25% of your units outstanding.  In addition, we will not, in any calendar year, redeem from all of our members a total of more than 5% (or in any calendar quarter, redeem more than 1.25%) of the weighted average number of all units outstanding during the twelve month period immediately prior to the date of the redemption.

Moreover, our managers reserve the right, in their sole discretion, at any time, to reject any request for redemption, or to suspend or terminate the acceptance of new redemption requests without prior notice, or to terminate, suspend or amend the unit redemption program upon 30 days written notice.  Therefore, in making a decision to purchase units, you should not assume that you will be able to sell any of your units back to us pursuant to our redemption program.

We will fund redemptions solely from available company cash flow and will not establish a reserve from which to fund redemptions.  Accordingly, we cannot guarantee that we will have sufficient funds to accommodate all redemption requests made in any given year.

There is No Assurance You Will Receive Cash Distributions
Our managers and their affiliates will be paid and reimbursed by us for certain services performed for us and expenses paid on our behalf.  We will bear all other expenses incurred in our operations.  All of these fees and expenses are deducted from cash funds generated by our operations prior to computing the amount that is available for distribution to you.  Our managers, in their discretion, may also retain a portion of cash funds generated from operations for working capital purposes.  Accordingly, there is no assurance as to when or whether cash will be available for distributions to you.

You Must Rely on Our Managers for Management Decisions; You Will Have No Control Over Our Operation
All decisions with respect to our management will be made exclusively by our managers.  In addition, our managers originate or arrange all of our mortgage loans.  Our success will, to a large extent, depend on the quality of our management, particularly as it relates to lending decisions.  You have no right or power to take part in our management.  Accordingly, you should not purchase any of the units offered hereby unless you are willing to entrust all aspects of management to our managers.  You should carefully evaluate our managers’ capabilities to perform such functions.

Because We Do Not Have Independent Directors, Members May Have Less Protection Against Affiliated Transactions and Conflicts of Interests
We are managed by our managers who have various conflicts of interest in connection with their management of us.  We do not have a board of directors, nor any independent directors.  The absence of independent directors may leave our members with less protection against affiliated transactions and conflicts of interest arising out of our relationship with our managers and their affiliates and similar matters.  These include arrangements pursuant to which our managers and their affiliates are compensated by us.  If actions are taken by our managers, or expenses are incurred that are not in our best interests, it could have a material adverse effect on our business and operations.

Because We Do Not Have an Audit or Compensation Committee, Members Will Have to Rely on Our Managers, Who are Not Independent, to Perform These Functions
Since the units are not listed for trading on a national securities exchange, we are not subject to certain of the corporate governance rules established by the national securities exchanges pursuant to the Sarbanes-Oxley Act of 2002.  Among other things, these rules relate to independent director standards, audit and compensation committees standards and the use of an audit committee financial expert.  Accordingly, our members will not receive the protections these rules and standards were enacted to provide, such as protections against interested director transactions, conflicts of interest and similar matters.

We do not have an audit or compensation committee.  As a result, members will have to rely on our managers, none of whom are independent, to perform these functions.  Thus, there is a potential conflict in that our managers, who are engaged in management, will participate in decisions concerning management compensation and audit issues that may affect management performance.

Your Ability to Recover Your Investment on Dissolution and Termination Will Be Limited
In the event of our dissolution or termination, the proceeds realized from the liquidation of assets, if any, will be distributed to the members only after the satisfaction of claims of creditors.  Accordingly, your ability to recover all or any portion of your investment under such circumstances will depend on the amount of funds so realized and claims to be satisfied therefrom.  Additionally, if you have elected to reinvest your distributions into additional units through your participation in our distribution reinvestment plan, you could lose such reinvested distributions in addition to the amount of your initial investment.

We Established the $1 Per Unit Offering Price on an Arbitrary Basis
We arbitrarily determined the $1 per unit selling price for the offering as well as the $1 per unit price for reinvestment of distributions.  Such price bears no relationship to our book or asset values.  Such price also is not necessarily the amount you may receive pursuant to your limited right to redeem units, subject to certain requirements. The amount that a redeeming member will receive is the lesser of the purchase price for the redeemed units or the redeeming member’s capital account balance as of the date of each redemption payment.  The fair market value of your interest in the company will be irrelevant in determining amounts to be paid upon redemption.

Our Managers and Their Affiliates May Purchase Units and Such Units Will Count Towards the Minimum Offering
Our managers and their affiliates may, in their discretion, purchase units for their own account.  The maximum amount of units that may be purchased by our managers or their affiliates is 1,000,000 units ($1,000,000).  Upon any such purchases of units, our managers or their affiliates will have the same rights as other members in respect of the units owned by them, including the right to vote on matters subject to the vote of members, subject to certain exceptions.  In addition, any units purchased by our managers and their affiliates will be counted toward the minimum of 1,000,000 units ($1,000,000) that must be sold in the primary offering.  As a result, at the time that we sell the minimum offering and commence operations, our managers and their affiliates could represent a significant percentage of the outstanding units and exert control over matters requiring the approval of our members.

We May Be Unable to Insure Against Certain Kinds of Losses
We will require comprehensive insurance, including fire and extended coverage, which is customarily obtained for or by a lender, on properties in which we acquire a security interest.  Generally, such insurance will be obtained by and at the cost of the borrower.  However, there are certain types of losses (generally of a catastrophic nature, such as civil disturbances and acts of God such as earthquakes, floods and slides) which are either uninsurable or not economically insurable.  Should such a disaster occur to, or cause the destruction of, any property serving as collateral for a loan, we could lose both our invested capital and anticipated profits from such investment.  In addition, on certain real estate owned by us as a result of foreclosure, we may require homeowner’s liability insurance.  However, insurance may not be available for theft, vandalism, land or mud slides, hazardous substances or earthquakes on all real estate owned and losses may result from destruction or vandalism of the property thereby adversely affecting our profitability.

Our Anticipated Concentration of Mortgages in the San Francisco Bay Area Exposes Us to Greater Risks of Loss if the Local Economy Weakens
We expect that a significant majority of our loans will be secured by properties located in nine counties that comprise the San Francisco Bay Area (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, Marin, Napa, Solano and Sonoma).  As is the case nationally, the residential real estate market in California, including the San Francisco Bay Area, is in a downturn.  Our anticipated concentration of loans in the San Francisco Bay Area exposes us to greater risk of loss if the economy in the San Francisco Bay Area weakens than would be the case if our loans were spread throughout California or the nation.  The San Francisco Bay Area economy and/or real estate market conditions could be weakened by:

• An extended economic slowdown or recession in the area

• Overbuilding of commercial and residential properties

    • Relocation of businesses outside of the area due to economic factors such as high cost of living and of doing business within the region

• Increased interest rates, thereby weakening the general real estate market

• Reductions in the availability of credit

If the economy were to weaken, it is likely that there would be more property available for sale, values would fall and lending opportunities would decrease.  In addition, a weak economy and increased unemployment could adversely affect borrowers resulting in an increase in the number of loans in default.

You Will Be Bound by Decision of Majority Vote
Subject to certain limitations, members holding a majority of units may vote to, among other things:

• dissolve and terminate the company;

• amend the operating agreement, subject to certain limitations;

• approve or disapprove the sale of all or substantially all of our assets; or

• remove or replace one or all of our managers or elect additional or new managers.

If you do not vote with the majority in interest of the other members, you nonetheless will be bound by the majority vote.  Our managers will have the right to increase the offering or conduct additional offerings of units without obtaining your consent or the consent of any other member.

The Formation Loan May Be Forgiven Under Certain Circumstances
We will loan to Redwood Mortgage Corp., a manager, funds in an amount equal to the sales commissions and amounts payable in connection with unsolicited sales.  The formation loan will be an unsecured loan that will not bear interest and will be repaid in annual installments.  During the offering period, Redwood Mortgage Corp. will make annual installments of one-tenth of the principal balance of the formation loan as of December 31 of the prior year.  Such payment will be due and payable by December 31 of the following year.  Prior to the termination of the offering, the principal balance of the formation loan will increase as additional sales of units are made each year.  Upon completion of the offering, the balance of the formation loan will be repaid in ten (10) equal annual installments of principal, without interest, commencing on December 31 of the year following the year the offering terminates.

A portion of the amount we receive from redeeming members as early redemption penalties may first be applied to reduce the principal balance of the formation loan.  This will have the effect of reducing the amount owed by Redwood Mortgage Corp. to us.  If all or any one of the initial managers are removed as a manager by the vote of a majority in interest of the members and a successor or additional manager begins using any other loan brokerage firm for the placement of loans or loan servicing, Redwood Mortgage Corp. will be immediately released from any further payment obligation under the formation loan.  If all of the managers are removed, no other managers are elected, the company is liquidated and Redwood Mortgage Corp. is no longer receiving payments for services rendered, we will forgive the debt on the formation loan and Redwood Mortgage Corp. will be immediately released from any further obligations under the formation loan.  The non-interest bearing feature of the formation loan will have the effect of slightly diluting your rate of return, but to a much lesser extent than if we were required to bear all of our own syndication expenses out of the offering proceeds.

You Will Have Limited Ability to Liquidate Your Investment Prior to the End of Our Term and May Experience Delays in Receiving Distributions Upon Liquidation
Under our operating agreement, we will continue to operate until October 8, 2028, unless our term is extended by the vote of a majority in interest of the members.  While we do not currently intend to cease operations prior to the end of our term and do not anticipate providing liquidity to our members prior to such time (other than on a limited basis through our unit redemption program), we may dissolve and terminate earlier upon the occurrence of various events described our operating agreement or by operation of law.  Upon our dissolution, our managers will seek to promptly liquidate our assets for the best price reasonably obtainable and to use any proceeds to satisfy our debts, and then to distribute any remaining proceeds to our members and managers in accordance with the terms of our operating agreement.  However, there is no assurance that our managers will be successful in liquidating us on our anticipated termination date or any earlier dissolution date.  Delays in liquidation may arise due to market conditions and other factors beyond the control of our managers.  In the event we are unable to liquidate on or prior to the end of our anticipated term, you and other members may not receive distributions of remaining proceeds, if any, in a timely manner or at all.

Our Managers Have Limited Assets Which May Affect Their Ability to Fulfill Their Obligations to Us
Our managers have limited assets and financial resources.  As a result, they may not be unable to fulfill their obligations and responsibilities to us.  Our managers also serve as the sponsors and managers of other mortgage programs and have legal and financial obligations with respect to these other programs.  Additionally, they may have contingent liability for the obligations of such other programs.  To the extent that our managers are required to expend a significant portion of their assets and financial resources to satisfy their obligations or liabilities to such other programs or otherwise, their ability to fulfill their financial and other obligations to us may be adversely affected.

Delays in Investment Could Adversely Affect Your Return
A delay will occur between the time you purchase your units and the time the net proceeds of the offering are invested.  This delay could adversely affect the return paid to you.  In order to mitigate this risk, pending the investment of the proceeds of the offering, funds will be placed in such highly liquid, short-term investments designated by our managers.  The interest earned on such interim investments is expected to be less than the interest we would earn on loans.

We Cannot Precisely Determine Compensation to be Paid to Our Managers and Their Affiliates
Our managers and their affiliates are unable to predict the amounts of compensation to be paid to them.  Any such prediction would necessarily involve assumptions of future events and operating results which cannot be made at this time.  As a result, there is a risk that members will not have the opportunity to judge ahead of time whether the compensation realized by our managers is commensurate with the return generated by the loans.

Payment of Fees to Our Managers and Their Affiliates Will Reduce Cash Available for Investment and Distribution
Our managers and their affiliates will perform services for us in connection with the offer and sale of the units, the selection and acquisition of our investments and the administration of our investments. They will be paid substantial fees for these services, which will reduce the amount of cash available for investment in properties or distribution to members.

Working Capital Reserves May Not be Adequate
We intend to maintain working capital reserves to meet our obligations, including our carrying costs and operating expenses.  Our managers believe such reserves are reasonably sufficient for our contingencies.  If for any reason those reserves are insufficient, we will have to borrow the required funds or liquidate some or all of our loans.  In the event our managers deem it necessary to borrow funds, there can be no assurance that such borrowing will be on acceptable terms or even available to us.  Such a result might require us to liquidate our investments and abandon our activities.

We May be Required to Forego More Favorable Investments to Avoid Regulation Under Investment Company Act of 1940
Our managers intend to conduct our operations so that we will not be subject to regulation under the Investment Company Act of 1940.  Among other things, they will monitor the proportions of our funds which are placed in various investments and the form of such investments so that we do not come within the definition of an investment company under such Act.  As a result, we may have to forego certain investments which would produce a more favorable return.

Conflicts May Arise as a Result of Our Managers’ Legal and Financial Obligations to Other Mortgage Programs
Our managers and their affiliates are currently involved with five mortgage programs with investment objectives similar to ours.  They may also organize other mortgage programs in the future with investment objectives similar to ours.  Our managers and such affiliates have legal and financial obligations with respect to these other mortgage programs which are similar to their obligations with respect to us.  These obligations may at times conflict or require our managers to limit the resources allocated to us and these other programs.

Conflicts May Arise From Our Managers’ Allocation of Time Between Us and Other Activities
Our managers and their affiliates have conflicts of interest in allocating the time of their personnel between us and other activities in which they are involved.  Redwood Mortgage Corp. also provides loan brokerage services to investors other than us.  As a result, there will exist conflicts of interest on the part of our managers between us and the other mortgage programs or investors with which they are affiliated at such time.

The Amount of Loan Brokerage Commissions and Other Compensation to Our Managers May Affect the Rate of Return to You.
None of the compensation payable to our managers was determined by arms length negotiations.  We anticipate that the loan brokerage commissions charged to borrowers by Redwood Mortgage Corp., one of our managers, will average approximately 2-5% of the principal amount of each loan, but may be higher or lower depending upon market conditions.  Any increase in the loan brokerage commission charged on loans may have a direct, adverse effect upon the interest rates we charge on loans and thus the overall rate of return to you.  This conflict of interest will exist in connection with every loan transaction, and you must rely upon the fiduciary duties of our managers to protect your interests.

If Our Managers Lose or are Unable to Obtain Key Personnel or One or More of Their Key Personnel Decides to Compete With Us, Our Ability to Implement Our Strategic Plans Could be Impaired
We depend on the diligence, experience and skills of certain executive officers and other key personnel of our managers and their affiliates, including Michael R. Burwell, Diana B. Mandarino and Theodore J. Fischer, for the selection, acquisition, structuring and monitoring of our lending and investment activities. These individuals are not bound by employment agreements with the managers or with us.  If any of our managers’ key personnel were to cease their employment with them or their affiliates, our operating results could suffer.  One of our managers has obtained life insurance policies on two of their key personnel.  There is no assurance that such insurance will be sufficient to protect against events that may adversely affect our ability to implement our strategies.  We also believe that our future success depends, in large part, upon the ability of our managers or their affiliates to hire and retain highly skilled managerial, operational and marketing personnel. We cannot assure you that they will be successful in attracting and retaining such personnel. The loss of key personnel and the inability of our managers to hire any key person could harm our business, financial condition, cash flow and results of operations.

We Will Rely on Independent Broker-Dealers to Sell Units in The offering
We are offering the units through selected broker-dealers who are members of FINRA.  None of the broker-dealers participating in the offering will be affiliated with our sponsors or our managers.  Because we do not have a captive or affiliated broker-dealer that will be exclusively or primarily focused on selling our units, our ability to successfully complete the offering will depend, in large part, on our ability to develop and maintain relationships with a sufficient number of unaffiliated participating broker-dealers.  These broker-dealers are engaged in the sale of various securities and investment products beyond those offered by us, including those of competing mortgage programs.  In the event we are unable to enter into selling agreements with a sufficient number of qualified participating broker-dealers, or if those participating broker-dealers engaged by us fail to devote sufficient time and attention to the marketing of our units, we may be unable to raise a sufficient amount of funds in the offering as may be necessary to enable us to be successful.

TAX RISKS

Risks Associated With Treatment of the Limited Liability Company as a Partnership for Federal Income Tax Purposes
We intend to be treated as a partnership (other than a publicly traded partnership) for federal income tax purposes and not as a corporation.  Although we have received an opinion from Baker & McKenzie LLP to the effect that we will be treated as a partnership (other than a publicly traded partnership) for federal income tax purposes, we will not seek a ruling from the Internal Revenue Service (“IRS”) on the tax treatment of us or our members.  Counsel’s opinion represents only its best legal judgment based upon existing law and, among other things, factual representations provided by our managers.  The opinion of counsel has no binding effect on the IRS or any court, and no assurance can be given that the conclusions reached in said opinion would be sustained by a court if challenged by the IRS.

If we were taxable as a corporation, the “pass through” treatment of our income and losses would be lost.  Instead, we would, among other things, pay income tax on our earnings in the same manner and at the same rate as a corporation, and our losses, if any, would not be deductible by the members.  Members would be taxed upon distributions substantially in the manner that corporate shareholders are taxed on dividends.  In addition, if we were classified as a publicly traded partnership but nonetheless remained taxable as a partnership, the passive activity loss rules would apply in a manner that could adversely affect members.

Your Ability to Offset Income With Our Losses May be Limited
We are engaged in mortgage lending.  We take the position that most of our income is non-passive income for purposes of certain limitations on the use of losses from passive activities.  It is possible, however, that the IRS could assert that our income is properly treated as portfolio income for purposes of those limitations.  Such treatment is subject to the interpretation of complex Treasury regulations, and is dependent upon a number of factors, such as whether we are engaged in a trade or business, the extent to which we incur liabilities in connection with our activities, and the proper matching of the allocable expenses incurred in the production of income.  There can be no assurance that an IRS challenge to our characterization of our income will not succeed.  It also is possible that we might be unable to allocate expenses to the income produced, in which case members might find their ability to offset income with allocable expenses limited by the 2% floor on miscellaneous investment expenses.

Your Tax Liability May Exceed the Cash You Receive
Your tax liabilities associated with an investment in the units for a given year may exceed the amount of cash we distribute to you during such year.  As a member, you will be taxed on your allocable share of our taxable income whether or not you actually receive cash distributions from us.  Your taxable income could exceed cash distributions you receive, for example, if you elect to reinvest into additional units the cash distributions you would otherwise have received.  Taxable income in excess of cash distributions also could result if we were to generate so-called “phantom income” (taxable income without an associated receipt of cash).  Phantom income could be recognized from a number of sources, including, without limitation, repayment of principal on loans incurred by the company as well as imputed income due to original issue discount, market discount, imputed interest and significant modifications to existing loans.

We Expect to Generate Unrelated Business Taxable Income
Tax-exempt investors (such as an employee pension benefit plan or an IRA) may be subject to tax to the extent that income from the units is treated as unrelated business taxable income, or UBTI.  We borrow funds on a limited basis, which can cause a portion of our income to be treated as UBTI.  We may also receive income from services rendered in connection with making or securing loans, which is likely to constitute UBTI.  In addition, although we do not currently intend to own and lease personal property, it is possible we may do so as a result of a foreclosure upon a default.  Although we use reasonable efforts to prevent any borrowings and leases of personal property from causing any significant amount of income from the units to be treated as UBTI, we expect that some portion of our income will be UBTI.  Prospective investors that are tax-exempt entities are urged to consult their own tax advisors regarding the suitability of an investment in units.  In particular, an investment in units may not be suitable for charitable remainder trusts.

IRS Audits Could Result in Adjustments to Your Tax Returns
The IRS could challenge certain federal income tax positions taken by us if we are audited.  Any adjustment to our return resulting from an audit by the IRS would result in adjustments to your tax returns and might result in an examination of items in such returns unrelated to your investment in the units or an examination of tax returns for prior or later years.  Moreover, we and our members could incur substantial legal and accounting costs in contesting any IRS challenge, regardless of the outcome.  Our managers generally will have the authority and power to act for, and bind the company in connection with, any such audit or adjustment for administrative or judicial proceedings in connection therewith.

You May be Subject to State and Local Tax Laws
The state in which you reside may impose an income tax upon your share of our taxable income.  Furthermore, states such as California, in which we will own property generally impose income tax upon a member’s share of the company’s taxable income considered allocable to such states, whether or not a member resides in that state.  As a result, a nonresident member may be required to file a tax return in California and any other such state.  Differences may exist between federal income tax laws and state and local income tax laws.  We may be required to withhold state taxes from distributions to members in certain instances.  You are urged to consult with your own tax advisers with respect to state and local taxation.

Changes in Tax Laws Could Have an Adverse Effect on Your Investment
In recent years, legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in our units. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of a member. Any such changes could have an adverse effect on an investment in our units or on the market value of our assets. You are urged to consult with your own tax advisor with respect to the impact of recent legislation on your investment in units and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our units. You should also note that our counsel’s tax opinion assumes that no legislation will be enacted after the date of this prospectus that will be applicable to an investment in our units.

ERISA RISKS

Risks of Investment by Benefit Plan Investors and Other Tax-Exempt Investors
In considering an investment in the units, if you are an employee benefit plan subject to ERISA, you should consider (i) whether the investment satisfies the diversification requirements of Section 404(a)(1)(C) of ERISA; or (ii) whether the investment is prudent, since there may not be a market created in which you can sell or otherwise dispose of the units.  In addition if you are a Benefit Plan Investor, including a tax-qualified pension or 401(k) plan or an IRA, you should consider (i) whether a distribution of units from a tax-qualified plan or IRA would be accepted by an IRA custodian as a rollover, and if not, the automatic 20% income tax withholding which you may need to satisfy out of other assets that you own; (ii) whether a required distribution from a tax-qualified plan or IRA commencing on the April 1 following the  calendar year in which you attain age 70 ½ or,  with respect to a tax-qualified plan distribution, retire, if later, could cause you to become subject to income tax that you would need to satisfy out of other assets if you were not able to transfer the unit for cash; and (iii) whether interests in us or the underlying assets owned by us constitute “plan assets” for purposes of Section 406 of ERISA or Section 4975 of the Code which could cause certain transactions with us to constitute non-exempt prohibited transactions.  Finally, all tax-exempt investors, including tax-qualified pension and 401(k) plans and IRAs should consider (i) whether the investment will impair the liquidity of your plan or other entity; and (ii) whether the investment will create unrelated business taxable income for the plan or other entity.  ERISA requires that the assets of a plan be valued at their fair market value as of the close of the plan year, and it may not be possible to adequately value the units from year to year, since there will not be a market for those units and the appreciation of any property may not be shown in the value of the units until we sell or otherwise dispose of our investments.

Item 1B – Unresolved Staff Comments

Because the company is not an accelerated filer, a large accelerated filer or a well-known seasoned issuer, the information required by Item 1B is not applicable.

Item 2 – Properties

As of December 31, 2009, the company owns no properties.

Item 3 – Legal Proceedings

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics.  None of these actions typically would be of any material importance.  As of the date hereof, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

Item 4 – Reserved

Part II

Item 5 – Market for the Registrant’s Units, Related Unitholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for the units, and we do not anticipate that one will develop.  There are substantial restrictions on transferability of units and accordingly an investment in the company is non-liquid.  Members have no right to withdraw from the company or to obtain the return of their capital account for at least one year from the date of purchase of units.  In order to provide a certain degree of liquidity, we have adopted a unit redemption program, whereby after the one year period, a member may redeem all or part of their units, subject to certain limitations.

Use of Public Offerings Proceeds

On November 18, 2008, the company filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (SEC File No. 333-155428) to offer up to 150,000,000 units ($150,000,000) of its membership interests to the public in its primary offering and 37,500,000 units ($37,500,000) to its members pursuant to its distribution reinvestment plan.  On June 8, 2009, the SEC declared the company’s Registration Statement effective and the company commenced its initial public offering.  On October 5, 2009, we accepted subscriptions for, and held an initial closing on, subscriptions in excess of the minimum offering amount, and on October 6, 2009, $1,013,204 was released from the escrow account to the company.  As of December 31, 2009, we had sold 1,318,221 units in the offering, for gross offering proceeds of $1,318,221, including units issued under our distribution reinvestment plan).  The outstanding units are held by 35 members.

From the gross offering proceeds of $1,318,221, we incurred approximately $132,680 in selling commissions and approximately $59,000 in organization and offering costs.  We intend to use substantially all of the net proceeds from the ongoing initial public offering to make loans.

Distribution Policy

We intend to distribute, on a monthly basis, cash available for distribution to our members, other than those participating in our distribution reinvestment plan.  However, there is no assurance as to the timing or amount of any such distributions.

All cash available for distribution will be allocated 1% to our managers and 99% to the members.  Amounts distributed to the members will be allocated among the members in proportion to their units.

During the year 2009, the company’s annualized yield was 6.50%.

Recent Sales of Unregistered Securities

There were no sales of securities by the company within the past three years which were not registered under the Securities Act of 1933.

Unit Redemption Program

We have adopted a unit redemption program that may enable a member to redeem all or part of their units, subject to certain limitations.  The price paid for redeemed units will be based on the lesser of the purchase price paid by the redeeming member or the member's capital account balance as of the date of each redemption payment.  Redemption value will be calculated as follows:

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

During the year ended December 31, 2009, no units were redeemed under the unit redemption program.

Item 6 – Selected Financial Data (Not included as smaller reporting company)

Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations

Overview.

The company was formed on October 8, 2008 to engage in business as a mortgage lender.  The company makes loans secured primarily by first and second deeds of trust on residential, investment or commercial property in California.  Loans are arranged and serviced by Redwood Mortgage Corp.  The company commenced active operations in October 2009 after it had accepted subscriptions for at least $1,000,000 of units in the offering.  Prior to that time, the company was engaged only in organizational and offering activities.

On November 18, 2008, the company filed a Registration Statement on Form S-11 with the Securities and Exchange Commission to offer up to 150,000 units of its membership interests to the public in its primary offering and 37,500,000 units to its members pursuant to its distribution reinvestment plan.  On June 8, 2009, the SEC declared the company’s Registration Statement effective and the company commenced its initial public offering.  Offering proceeds will be released to the company and applied to investments in mortgage loans and the payment or reimbursement of organization and offering expenses.  The amount of loans the company funds or acquires will depend upon the number of units sold in the public offering and the resulting amount of the net proceeds available for investment in loans.

The company will experience a relative increase in liquidity as additional subscriptions for units are received and a relative decrease in liquidity as net offering proceeds are expended in connection with the funding and acquisition of loans and the payment or reimbursement of organization and offering expenses.

Critical Accounting Policies.

Management estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods.  Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans, (which itself requires determining the fair value of the collateral), and the valuation of real estate held for sale and held as investment, at acquisition and subsequently.  Actual results could differ significantly from these estimates.

Collateral fair values are reviewed quarterly and the protective equity for each loan is computed. As used herein, “protective equity” is the arithmetic difference between the fair value of the collateral, net of any senior liens, and the loan balance, where “loan balance” is the sum of the unpaid principal, advances and the recorded interest thereon.  This computation is done for each loan (whether impaired or performing), and while loans secured by collateral of similar property type are grouped, there is enough distinction and variation in the collateral that a loan-by-loan, collateral-by-collateral analysis is appropriate.

The fair value of the collateral is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values, and publicly available information on in-market transactions.  Historically, it has been rare for determinations of fair value to be made without substantial reference to current market transactions.  However, in recent years, due to the low levels of real estate transactions, and the rising number of transactions that are distressed (i.e., that are executed by an unwilling seller – often compelled by lenders or other claimants - and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types is required.

Appraisals of commercial real property generally present three approaches to estimating value: 1) market comparables or sales approach; 2) cost to replace and 3) capitalized cash flows or investment approach.  These approaches may or may not result in a common, single value.  The market-comparables approach may yield several different values depending on certain basic assumptions, such as, determining highest and best use (which may or may not be the current use); determining the condition (e.g. as-is, when-completed, or for land when-entitled); and determining the unit of value (e.g. as a series of  individual unit sales or as a bulk disposition).  Further complicating this process already subject to judgment, uncertainty and imprecision are the current low transaction volumes in the residential, commercial and land markets, and the variability that has resulted.  This exacerbates the imprecision in the process, and requires additional considerations and inquiries as to whether the transaction was entered into by a willing seller into a functioning market or was the transaction completed in a distressed market, with the predominant number of sellers being those surrendering properties to lenders in partial settlement of debt (as is prevalent in the residential markets and is occurring more frequently in commercial markets) and/or participating in “arranged sales” to achieve partial settlement of debts and claims and to generate tax advantage. Either way, the present market is at historically low transaction volumes with neither potential buyers nor sellers willing to transact.  In certain asset classes the time elapsed between transactions – other than foreclosures – was 12 or more months.

The uncertainty in the process is exacerbated by overt (over)conservatism and caution exercised by appraisers.  Criticized - as having contributed to the asset bubble by inflating values – beginning in the immediate aftermath of the market and economic crisis, as a class the tendency of appraisers now is seemingly to (over)compensate by searching out or over-weighting lower sales comparables, thereby depressing values.  It also may be reflective of the tendency in distressed market for lesser-quality properties to transact while upper echelon properties remain off the market - or come on and off the market – because these owners believe in the intrinsic value of the properties (and the recoverability of that value) and are unwilling to accept “vulture” offers. This accounts for the ever lower transaction volumes for better and upper echelon properties which exacerbate the perception of a broadly declining market in which each succeeding transaction establishes a new low.

Management has the requisite familiarity with the markets it lends in generally and of the properties lent on specifically to analyze sales-comparables and assess their suitability/applicability. Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability.  These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties - on and off the market - that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types in (such as land held for development and for units in a condominium conversion).

Loans and interest income

Loans and advances generally are stated at the unpaid principal balance. Management has discretion to pay amounts (advances) to third parties on behalf of borrowers to protect the company’s interest in the loan.  Advances include, but are not limited to, the payment of interest and principal on a senior lien to prevent foreclosure by the senior lien holder, property taxes, insurance premiums, and attorney fees. Advances generally are stated at the unpaid principal balance and accrue interest until repaid by the borrower.

The company may fund a specific loan origination net of an interest reserve to insure timely interest payments at the inception (one to two years) of the loan. As monthly interest payments become due, the company funds the payments into the affiliated trust account.  In the event of an early loan payoff, any unapplied interest reserves would be first applied to any accrued but unpaid interest and then as a reduction to the unpaid principal balance.

If events and or changes in circumstances cause management to have serious doubts about the collectibility of the payments of interest and principal in accordance with the loan agreement, a loan may be designated as impaired.  Impaired loans are included in management’s periodic analysis of recoverability. Any subsequent payments on impaired loans are applied to late fees and then to reduce first the accrued interest, then advances, and then unpaid principal balances.

From time to time, the company may negotiate and enter into contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments which can delay and/or alter the loan’s cash flow and delinquency status.

Interest is accrued daily based on the unpaid principal balance of the loans.  An impaired loan continues to accrue as long as the loan is in the process of collection and is considered to be well-secured.  Loans are placed on non-accrual status at the earlier of management’s determination that the primary source of repayment will come from the foreclosure and subsequent sale of the collateral securing the loan (which usually occurs when a notice of sale is filed) or when the loan is no longer considered well-secured.  When a loan is placed on non-accrual status, the accrual of interest is discontinued; however, previously recorded interest is not reversed.   A loan may return to accrual status when all delinquent interest and principal payments become current in accordance with the terms of the loan agreement.

Loan administration fees are capitalized and amortized over the life of the loan on a straight-line method which approximates the effective interest method.

Allowance for loan losses

Loans and the related accrued interest and advances are analyzed on a periodic basis for ultimate recoverability.  Delinquencies are identified and followed as part of the loan system.  Delinquencies are determined based upon contractual terms.  For impaired loans, a provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral values, such that the net carrying amount (unpaid principal balance, plus advances, plus accrued interest less the specific allowance) is reduced to the present value of future cash flows discounted at the loan’s effective interest rate, or, if a loan is collateral dependent, to the estimated fair value of the related collateral net of any senior loans, which would include costs to sell in arriving at net realizable value if planned disposition of the asset securing a loan is by way of sale.  Loans that are determined not to be individually impaired are grouped by the property type of the underlying collateral, and for each loan and for the total by property type, the amount of protective equity or amount of exposure to loss (i.e., the dollar amount of the deficiency of the fair value of the underlying collateral to the loan balance) is computed.  Based on its knowledge of the borrowers and their historical (and expected) performance, and the exposure to loss, management estimates an appropriate reserve by property type for probable credit losses in the portfolio.

The fair value estimates are derived from information available in the real estate markets including similar property, and may require the experience and judgment of third parties such as commercial real estate appraisers and brokers. The company charges off uncollectible loans and related receivables directly to the allowance account once it is determined the full amount is not collectible.

Recently issued accounting pronouncements.

In June 2009, the Financial Accounting Standards Board (FASB) approved the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification was issued on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009.  Upon the Codification issuance only one level of authoritative GAAP exists, other than guidance issued by the Securities and Exchange Commission. All other accounting literature excluded from the Codification is considered non-authoritative. All references to GAAP will now use the new Codification (ASC) numbering system.  The Codification did not have a material impact on the company’s accounting policies.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, with an immediate effective date.  The purpose of this release was to provide further clarification regarding Level 3 inputs and the assumptions management may make when the market for the asset is not active.  In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, with an effective date for interim and annual reporting periods ending after June 15, 2009, with early adoption being permitted.  The purpose of this release was to provide additional guidance for estimating fair value in accordance with SFAS 157, when the volume and level of activity for the asset or liability have significantly decreased.  This release also includes guidance on identifying circumstances that indicate a transaction is not orderly.  The adoption of these releases did not have a material impact on the company’s financial condition and results of operation.  These releases, along with SFAS 157, FSP 157-1 and FSP 157-2 are now included in ASC 820.

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

Related Parties.

The managers of the company are Redwood Mortgage Corp. and Gymno Corporation.  The company's business is conducted primarily through Redwood Mortgage Corp., which arranges, services and maintains the loan portfolio for the benefit of the company.  The fees received by the managers are paid pursuant to the operating agreement and are determined at the sole discretion of the mangers within the prescribed limits.  The following is a list of various activities for which related parties are compensated:

Loan brokerage commissions

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect a loan brokerage commission that is expected to range from approximately 2% to 5% of the principal amount of each loan made during the year.  Total loan brokerage commissions are limited to an amount not to exceed 4% of the total company assets per year.  The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the company.  In 2009, loan brokerage commissions paid by the borrowers were $18,095.

Loan administrative fees

Redwood Mortgage Corp. will receive a loan administrative fee in an amount up to 1% of the principal amount of each new loan originated or acquired on the company's behalf by Redwood Mortgage Corp. for services rendered in connection with the selection and underwriting of potential loans.  Such fees are payable by the company upon the closing of each loan. In 2009, the loan administration fees paid by the company were $10,054.

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

Mortgage servicing fees

Mortgage servicing fees of up to 0.25%, on an annual basis, of the unpaid principal of each loan will be paid monthly to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  Redwood Mortgage Corp. is entitled to receive these fees regardless of whether specific mortgage payments are collected.  Redwood Mortgage Corp., in its sole discretion, may elect to accept less than the maximum amount of the mortgage servicing fee to enhance the earnings of the company.  An increase or decrease in this fee within the limits set by the operating agreement directly impacts the yield to the members.  There is no assurance that Redwood Mortgage Corp. will waive fees in the future.   RMC does not use any specific criteria in determining the exact amount of fees to be waived.

The following table summarizes the mortgage servicing fees paid to Redwood Mortgage Corp. for the year ended December 31:

2009

Maximum chargeable	$231
Waived	—
Net charged	$231

Asset management fees

The managers receive a monthly asset management fee for managing the company's portfolio and operations in an amount up to 0.75% annually of the portion of the capital originally committed to investment in mortgages, not including leverage, and including up to 2% of working capital reserves.  This amount will be recomputed annually after the second full year of operations by subtracting from the then fair value of the company’s loans plus working capital reserves, an amount equal to the outstanding debt.

The managers, in their sole discretion, may elect to accept less than the maximum amount of the asset management fee to enhance the earnings of the company.  An increase or decrease in this fee within the limits set by the operating agreement directly impacts the yield to the members.  There is no assurance that Redwood Mortgage Corp. will waive fees in the future.   RMC does not use any specific criteria in determining the exact amount of fees to be waived.

The following table summarizes the asset management fees paid to the managers for the year ended December 31:

2009

Maximum chargeable	$1,289
Waived	—
Net charged	$1,289

Other fees

The Operating Agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the managers or affiliates.

Clerical costs through Redwood Mortgage Corp.

Our managers and their affiliates are reimbursed by the company for all operating expenses incurred on behalf of the company, including without limitation, out-of-pocket general and administration expenses of the company, accounting and audit fees, legal fees and expenses, postage, and preparation of reports to the managers.  During 2009 and 2008, the company incurred no operating expenses paid for by the managers which were reimbursed to Redwood Mortgage Corp.

Redwood Mortgage Corp. is entitled to receive reimbursement of organizational and offering expenses.

Contributed Capital

The managers are required to contribute to capital 1/10 of 1% of the aggregate capital accounts of the members. As of December 31, 2009 and 2008, a manager, Gymno Corporation, had contributed $1,322 and $10,000 respectively, as capital in accordance with Section 4.2 of the operating agreement.  One percent of our net profits and one percent of our net losses will be allocated to our managers.

Sales commissions – “Formation loan” to Redwood Mortgage Corp.

Sales commissions relating to the purchase of units by members in the primary offering are not paid directly by us out of the offering proceeds.  Instead, the company loans to Redwood Mortgage Corp., a manager, amounts necessary to pay all sales commissions and amounts payable in connection with unsolicited sales.  This loan, referred to as the formation loan, is unsecured and non-interest bearing and is applied to reduce member capital in the balance sheets.  The sales commissions range between 0 (for units sold by the managers) and 7.0%.  The formation loan will be repaid over a period of 10 years following the completion of the offering and will be reduced partially by a portion of early redemption penalties paid to us.  The amount of the annual installments paid by Redwood Mortgage Corp. is determined at annual installments of one-tenth of the principal balance of the formation loan at December 31 of the prior year until the offering period is closed.  Thereafter, the remaining formation loan is paid in ten equal amortizing payments over a period of ten years, beginning the year after the offering is terminated.  No selling commissions will be paid in connection with sales of units under our distribution reinvestment plan or premiums paid by Redwood Mortgage Corp.

As of December 31, 2009, the aggregate principal amount of the formation loan totaled $132,680, which was 7.00% of members’ contributions of $1,895,433.

The following summarizes formation loan transactions at December 31, 2009:

Contributions	$1,895,433

Formation Loan made	$132,680
Repayments to date	—
Early withdrawal penalties, applied	—
Balance at
December 31, 2009	$132,680

Percent loaned	7.00%

The formation loan has been deducted from members’ capital in the balance sheets.  As amounts are collected from Redwood Mortgage Corp., the deduction from capital will be reduced.  Interest has been imputed at the market rate of interest in effect at the end of each quarter for the new additions to the loan.

Results of Operations.

The company’s operating results for the year ended December 31, 2009 are discussed below.  The company commenced operations in October 2009.

	Results for 2009
	Dollars	Percent
Revenue
Loans
Interest on loans	$11,785	—%
Late fees	—	—
Total loan revenue	11,785	—
Other	6,011	—
Total revenues	17,796	—

Provision for loan loss	—	—

Operating expenses
Mortgage servicing fees	231	—
Asset management fees	1,289	—
Amortization of loan origination fees	147	—
Other	2,074	—
Total operating expenses	3,741	—
Net income (loss)
	$14,055	—%

Please refer to the above table throughout the discussions of Results of Operations.

Revenue – Loans – Interest

Interest on loans, the average secured loan portfolio balance, the stated average yield and the effective average yield rate for 2009 are shown in the table below.

	Average	Stated
	Secured	Average	Effective
	Loan	Yield	Yield
Year	Balance	Rate	Rate
2009	$368,897	9.52%	9.52%

Provision for loan loss

No provision for loan losses was made in 2009 as no loans are designated impaired and all loans have adequate protective equity such that collection is reasonably assured as of December 31, 2009.

Operating Expenses

The 2009 mortgage servicing fees and asset management fees are owed to Redwood Mortgage Corp. with the inception of the lending and servicing of loans.  The professional services for 2009 are net of $2,907 absorbed by Redwood Mortgage Corp while the loan balances and resultant revenue are small.

Allowance for Losses.

The managers periodically review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, real estate held expenses, sales activities, and borrower’s payment records and other data relating to the loan portfolio.  Data on the local real estate market and on the national and local economy are studied.  Based upon this and other information, the allowance for loan losses is increased or decreased.  Borrower foreclosures are a normal aspect of company operations.  The company is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the managers expect the company will on occasion take back real estate security.  At December 31, 2009, no loans within the company’s loan portfolio were past maturity and/or past due 90 days or more in interest payments.  The company occasionally enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments.  No company loans were subject to a workout agreement as of December 31, 2009.  Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full.  These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy.  Management expects the number of foreclosures and workout agreements will rise during difficult times and conversely fall during good economic times.  These workouts and delinquencies have been considered when management arrived at an appropriate allowance for loan losses and based on our experience, are reflective of our loan marketplace segment.  Because of the number of variables involved, the magnitude of possible swings and the managers’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the managers.

Since inception, none of the company’s loans have become delinquent and the company has not filed any notices of default against borrowers.  During the current, prolonged real estate downturn and recession, borrowers generally have struggled to make their scheduled loan payments. In the past, such borrowers would typically sell or refinance their property to repay the loan.  However, real estate markets have been hurt by slow sales and by lower property values making the sale of property difficult. In addition, the deterioration of credit markets including all segments of real estate lending markets, more stringent borrower and property underwriting standards, reduced property values, lower loan to value lending ratios and a general lack of desire by traditional lending institutions to lend money secured by real estate have all contributed to significantly reduced credit availability to borrowers and potential real estate buyers.  These dramatic changes have severely constrained credit and greatly hampered the ability of borrowers to refinance or sell their properties as a means of repayment of maturing debt in the event they find themselves unable to make their monthly loan payment.  Delinquencies higher than traditional lending institutions are typical of our market segment and the company expects to have a level of delinquency higher than banking institutions within its portfolio.

During 2009 the company’s annualized yield was 6.50%.  The company’s actual cash distributions during 2009 was $13,914.

Liquidity and Capital Resources.

The company relies upon sales of units, loan payoffs, borrowers' mortgage payments, and, to a lesser degree, a line of credit or proceeds from real estate owned financing for the source of funds for loans.  Recently, mortgage interest rates have been at historically low levels.  If interest rates were to increase substantially, the yield of the company’s loans may provide lower yields than other comparable debt-related investments.  In such event, unit purchases by prospective members could decline, which would reduce our overall liquidity.  Additionally, if, as expected, we make primarily fixed rate loans, if interest rates were to rise, the likely result would be a slower prepayment rate for the company.  This could cause a lower degree of liquidity as well as a slowdown in the ability of the company to invest in loans at the then current interest rates.  Conversely, in the event interest rates were to decline, we could see both or either of a surge of unit purchases by prospective members, and significant borrower prepayments, which, if we can only obtain the then existing lower rates of interest may cause a dilution of our yield on loans, thereby lowering our overall yield to members.  We, to a lesser degree, expect to rely upon a line of credit to fund loans.  Generally, our loans are anticipated to be fixed rate, whereas a credit line will likely be a variable rate loan. In the event of a significant increase in overall interest rates, a credit line rate of interest could increase to a rate above the average portfolio rate of interest.  Should such an event occur, the managers would desire to pay off the line of credit.  Retirement of a line of credit would reduce our overall liquidity.  Once we make loans, we expect that cash will constantly be generated from borrower payments of interest, principal and loan payoffs and that cash flow will exceed company expenses, earnings and unit redemptions.  Excess cash flow, if any, will be invested in new loan opportunities, when available, and will be used to reduce a credit line or in other company business.

Currently the credit and financial markets are facing a significant and prolonged disruption.  As a result, loans are not readily available to borrowers or purchasers of real estate.  Continued credit constraints could impact us and our borrowers’ ability to eventually sell properties or refinance their loans in the event they have difficulty making loan payments or their loan matures.  Borrowers are also generally finding it more difficult to refinance or sell their properties due to the general decline in California real estate values in recent years.  The company’s loans generally have shorter maturity terms than typical mortgages.  As a result, constraints on the ability of our borrowers to refinance their loans on or prior to maturity will likely have a negative impact on their ability to repay their loans.  In addition, the relatively higher than median nature of our average loan balances makes it more difficult for many of our borrowers to refinance with us, even though we are an “asset” lender.  Residential-loan borrowers with high loan balances, particularly jumbo-loan borrowers, would find it difficult to refinance their loans with us.  In the event a borrower is unable to repay a loan at maturity due to its inability to refinance the loan or otherwise, the company may consider extend the maturing loan through workouts or modifications, or foreclosing on the property as the general partners deem appropriate based on their evaluation of each individual loan. A slow down or reduction in loan repayments would likely reduce the company’s cash flows and restrict the company’s ability to invest in new loans or provide earnings and capital distributions.

We have adopted a distribution reinvestment plan pursuant to which members may elect to have a portion or all of the full amount of their distributions from us reinvested in additional units.  Earnings allocable to members who participate in the distribution reinvestment plan will be retained by the company for making further loans or for other proper company purposes.

We allow members to redeem their units subject to certain limitations and penalties.  Once a member’s initial five-year holding period has passed, the managers expect to see an increase in redemptions due to the ability of members to redeem units without penalty.

During 2009, the company, after allocation of syndication costs, made the following allocation of earnings both to the members who elected to participate in the distribution reinvestment plan, and those that chose to receive monthly distributions.

2009
Reinvesting	$—
Distributing	13,914
Total	$13,914
Percent of members’
capital, electing distribution	100%

Members have no right to withdraw from the company or to obtain the return of their capital account for at least one year from the date of purchase of units.  In order to provide our members with a certain degree of liquidity, we have adopted a unit redemption program.  Generally, one year after purchasing your units, a member may redeem all or part of its units, subject to certain significant restrictions and limitations.  At that time, we may, subject to the significant restrictions and limitations described below, redeem the units presented for redemption to the extent that we have sufficient cash flow available to us to fund such redemption.  The price paid for redeemed units will be based on the lesser of the purchase price paid by the redeeming member or the member's capital account balance as of the date of each redemption payment.  For redemptions beginning after one year (but before two years), the redemptions will be calculated as 92% of purchase price or 92% of the capital account balance, whichever is less.  Beginning after each of the subsequent years, the redemption percentages will increase to 94%, 96%, 98%, and 100% respectively, of the purchase or capital account balance, whichever is less.   Notwithstanding the foregoing, with respect to any redemption, the number of units that may be redeemed per quarter per individual member will be subject to a maximum of the greater of 100,000 units or 25% of the member's units outstanding.  For redemption requests requiring more than one quarter to fully redeem, the percentage discount amount that applies when the redemption payments begin will continue to apply throughout the entire redemption period and will apply to all units covered by such redemption request regardless of when the final redemption payment is made.  As the Operating Agreement states that members have no right to withdraw from the company or to obtain the return of their capital account for at least one year from the date of purchase of units, members made no capital liquidations including early withdrawals during 2009.

While the managers have set an estimated value for the units, such determination may not be representative of the ultimate price realized by a member for such units upon sale.  No public trading market exists for the units and none is likely to develop.  Thus, there is no certainty the units can be sold at a price equal to the stated value of the capital account.

Current Economic Conditions.

The company makes loans secured by California real estate.  As a result, the health of the California economy and real estate market is of primary concern to the company.  The majority of the company’s loans are secured by property located in Northern California, dominated by loans made in the nine counties of the San Francisco Bay Area.  As of December 31, 2009, approximately 53 percent of the loans held by the company were located in the nine counties which comprise the San Francisco Bay Area region.

The California economy has slowed significantly during 2007, 2008 and 2009.  California unemployment increased from 6.1 percent in December of 2007 to 12.3 percent in December 2009.  The unemployment rate rose to over 12.5 percent in February 2010 and appears that it may go higher. The California economy is in a recession like the remainder of the nation.

Residential real estate values are important to the company as they provide the security behind the loans.  During 2008, residential real estate values declined from their previous levels in 2006 and 2007. In 2009 residential real estate values declined for most of the year until beginning to improve in the last few months of 2009.  According to the California Association of Realtors, in December 2008 the median price of an existing single-family home in California was $281,000, a 41.5 percent decrease from the $480,820 median for December 2007. During 2009 the median price continued to drop before turning around and ending the year at $306,820 a 8.4 percent increase from December 2008.  Sales volumes began to increase commencing in the in the second half of 2008.  The increased sales volumes have helped to decrease inventories of homes.  The California Association of Realtors Inventory Index for existing single-family detached homes in December 2009 was 3.8 months and in December 2008 was 5.6 months, compared to 13.4 months for the same period in 2007.  The index indicates the number of months needed to deplete the supply of homes on the markets at the current sales rate.

For the company loans outstanding at December 31, 2009, the company had an average loan-to-value of 44.16 percent computed based on appraised values and senior liens as of the date the loan was made.  This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made.

Contractual Obligations Table. – None

PORTFOLIO REVIEW

Secured Loan Portfolio.

We commenced active operations in October 2009, following our acceptance of subscriptions for the minimum offering amount.  As of December 31, 2009, we had funded eight loans, totaling approximately $1,254,000.  All of these loans are secured by properties located in California.  The amount of loans the company funds or acquires will depend upon the number of units sold in the offering and the resulting amount of the net proceeds available for investment in loans.

The company generally funds loans with a fixed interest rate and a five-year term.  No all loans outstanding provide for monthly payments of interest only, with the principal due in full at maturity.  The other loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

The cash flow and the income generated by the real property securing the loan factor into the credit decisions, as does the general creditworthiness, experience and reputation of the borrower. Such considerations typically are subordinate to a determination that the value of the real property is sufficient, in and of itself, as a source of repayment.  The amount of the company’s loan combined with the outstanding debt and claims secured by a senior deed of trust on the property generally will not exceed a specified percentage of the appraised value of the property (the loan to value ratio or LTV) as determined by an independent written appraisal at the time the loan is made.  The loan-to-value ratio generally will not exceed 80% for residential properties (including apartments), 70% for commercial properties, and 50% for land.   The excess of the total debt, including the company’s loan, and the value of the collateral is the protective equity.

As of December 31, 2009, half of the company’s loans are secured by real property located in the four San Francisco Bay Area counties (San Francisco, Alameda, San Mateo and Marin), representing approximately 53% of the outstanding secured loan portfolio.  The remaining portfolio is primarily represented by loans secured by real estate located in Southern California.

The company’s loans are at fixed rates of interest that ranged from 8.75% to 10.00% at December 31, 2009.

Secured loans had the characteristics presented in the tables following at December 31.

2009
Number of secured loans	8
Secured loans-unpaid principal balance	$1,253,742

Average secured loan	$156,718
Average secured loan as percent of total secured loans	12.50%
Average secured loan as percent of members’ capital	13.94%

Largest secured loan	$269,487
Largest secured loan as percent of total secured loans	21.49%
Largest secured loan as percent of members’ capital	23.98%
Largest secured loan as percent of total assets	15.78%

Smallest secured loan	$98,766
Smallest secured loan as percent of total secured loans	7.88%
Smallest secured loan as percent of members’ capital	8.79%
Smallest secured loan as percent of total assets	5.78%

Number of counties where security is located (all California)	6
Largest percentage of secured loans in one county	29.37%

Number of secured loans in foreclosure	—
Secured loans in foreclosure – unpaid principal balance	—

Number of secured loans with an interest reserve	—
Interest reserves	$—

As of December 31, 2009, the company’s largest loan in the unpaid principal balance of $269,487 represents 21.49% of outstanding secured loans and 15.78% of company assets.  The loan is secured by a residential property located in Los Angeles, California, bears an interest rate of 9.50% and matures on August 1, 2019.

Larger loans sometimes increase above 10% of the secured loan portfolio or company assets as these amounts decrease due to member withdrawals and loan payoffs and due to restructuring of existing loans.

	2009
Lien position	Loans	Principal	Percent
First trust deeds	5	$833,817	67%
Second trust deeds	3	419,925	33
Third trust deeds	—	—	—
Total secured loans	8	1,253,742	100%
Liens due other lenders at loan closing		707,893

Total debt		$1,961,635

Appraised property value at loan closing		$4,442,021

Percent of total debt to appraised
values (LTV) at loan closing (1)		44.16%

(1) Based on appraised values and liens due other lenders at loan closing.  The loan to value computation does not take into account subsequent increases or decreases in security property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any.

	2009
Property type	Loans	Principal	Percent
Single family	8	$1,253,742	100%
Apartments	—	—	—
Commercial	—	—	—
Land	—	—	—
Total secured loans	8	$1,253,742	100%

	2009
Maturities	Loans	Principal	Percent
2010	—	$—	—%
2011	—	—	—
2012	—	—	—
2013	1	98,766	8
2014	3	335,489	27
Thereafter	4	819,487	65
Total future maturities	8	1,253,742	100
Matured at December 31, 2009	—	—	—
Total secured loans	8	$1,253,742	100%

In the experience of the general partners, loans may be repaid or refinanced before, at or after the contractual maturity date.  On matured loans the company may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

At December 31, 2009 and 2008, no loans were past maturity and/or more than 90 days delinquent in interest payments.

The following is a distribution of secured loans outstanding as of December 31, 2009 by California counties.

	Total
California County	Secured Loans	Percent

San Francisco Bay Area Counties
San Francisco	$150,000	11.96%
Alameda	119,925	9.57
San Mateo	150,000	11.96
Marin	250,000	19.94
	669,925	53.43%

Southern California Counties
Los Angeles	368,253	29.37%
Riverside	215,564	17.20
	583,817	46.57%
Total
	$1,253,742	100.00%

ASSET QUALITY

A consequence of lending activities is that occasionally losses will be experienced and that the amount of such losses will vary from time to time, depending upon the risk characteristics of the loan portfolio as affected by economic conditions and the financial experiences of borrowers.  Many of these factors are beyond the control of the managers.  There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular segments of a loan portfolio, especially in light of the current economic environment.  Because of the number of variables involved, the magnitude of the swings possible and the managers' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the managers.

The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment.  Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the company will not be subject to these regulations and has not adopted certain of these practices.  Rather, the managers, in connection with the periodic closing of our accounting records and the preparation of the financial statements, will determine whether the allowance for loan losses and reserves for real estate owned is adequate to cover potential loan losses of the company.  As of December 31, 2009, the Company had no allowance for loan losses.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk (Not included as smaller reporting company)

Item 8 – Financial Statements and Supplementary Data

A – Financial Statements

The following financial statements of Redwood Mortgage Investors VI are included in Item 8:

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets – December 31, 2009 and 2008
•	Statements of Income for the years ended December 31, 2009
•	Statements of Changes in Members’ Capital for the years ended December 31, 2009
•	Statements of Cash Flows for the years ended December 31, 2009
•	Notes to Financial Statements

B – Financial Statement Schedules

The following financial statement schedules of Redwood Mortgage Investors VI are included in Item 8:

•	Schedule II – Valuation and Qualifying Accounts
•	Schedule IV – Mortgage Loans on Real Estate

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REDWOOD MORTGAGE INVESTORS IX
(A DELAWARE LIMITED LIABILITY COMPANY)
FINANCIAL STATEMENTS
AND SUPPLEMENTAL INFORMATION
AS OF DECEMBER 31, 2009 AND 2008
AND IN THE YEAR ENDED
DECEMBER 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members
Redwood Mortgage Investors IX
Redwood City, California

We have audited the accompanying balance sheets of Redwood Mortgage Investors IX (a Delaware limited liability company) as of December 31, 2009 and 2008 and the related statement of operations, changes in members’ capital and cash flows in the year ended December 31, 2009. These financial statements are the responsibility of Redwood Mortgage Investors IX’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Redwood Mortgage Investors IX is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Redwood Mortgage Investors IX’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redwood Mortgage Investors IX as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedules II and IV are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ ARMANINO McKENNA LLP
_____________________________
ARMANINO McKENNA LLP
San Francisco, California
March 31, 2010

REDWOOD MORTGAGE INVESTORS IX
(A Delaware Limited Liability Company)
Balance Sheets
December 31, 2009 and 2008

ASSETS

	2009	2008
Cash and cash equivalents	$371,551	$10,000

Loans
Secured by deeds of trust
Principal balances	1,253,742	—
Accrued interest	5,468	—
Net loans	1,259,210	—

Receivable from affiliate	67,508	—

Loan origination fees	9,907	—

Total assets	$1,708,176	$10,000

LIABILITIES AND CAPITAL

Liabilities
Payable to affiliate	$700	$—
Total liabilities	700	—

Investors in applicant status	583,500	—

Capital
Members’ capital
Members’ capital, subject to redemption, net of unallocated
syndication costs of $58,447 for 2009; and net of formation
loan receivable of $132,680 for 2009	1,123,244	—

Managers’ capital, net of unallocated syndication costs of $590
for 2009	732	10,000
Total members’ capital	1,123,976	10,000

Total liabilities and capital	$1,708,176	$10,000

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX
(A Delaware Limited Liability Company)
Statement of Operations
For the Year Ended December 31, 2009

2009
Revenues
Loans
Interest on loans	$11,785
Late fees	—
Total loan revenue	11,785
Other interest	2,161
Other	3,850
Total revenues	17,796

Provision for loan losses	—

Operating expenses
Mortgage servicing fees	231
Asset management fees	1,289
Amortization of loan origination fees	147
Other	2,074
Total operating expenses	3,741
Net income (loss)	$14,055

Net income (loss)
Managers ( 1%)	$141
Members (99%)	13,914
$14,055
Net income (loss) per $1,000 invested by members
for entire period	$16

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX
(A Delaware Limited Liability Company)
Statements of Changes in Members’ Capital
For the Year Ended December 31, 2009

		Members
	Investors
	In	Capital	Unallocated	Formation	Total
	Applicant	Account	Syndication	Loan,	Members’
	Status	Members	Costs	Gross	Capital

Balances at December 31, 2008	$—	$—	$—	$—	$—
Contributions on application	1,899,283	—	—	—	—
Formation loan increases	—	—	—	(132,680)	(132,680)
Formation loan payments received	—	—	—	—	—
Interest credited to investors in applicant status	—	—	—	—	—
Interest withdrawn	—	—	—	—	—
Transfers to members’ capital	(1,315,783)	1,314,371	—	—	1,314,371
Net income	—	13,914	—	—	13,914
Syndication costs incurred	—	—	(58,447)	—	(58,447)
Allocation of syndication costs	—	—	—	—	—
Members’ withdrawals	—	(13,914)	—	—	(13,914)
Early withdrawal penalties	—	—	—	—	—

Balances at December 31, 2009	583,500	1,314,371	(58,447)	(132,680)	1,123,244

		Managers

		Capital	Unallocated	Total	Total
		Account	Syndication	Managers’	Members’
		Managers	Costs	Capital	Capital

Balances at December 31, 2008		$10,000	$—	$10,000	$10,000
Formation loan increases		—	—	—	(132,680)
Formation loan payments received		—	—	—	—
Capital contributed		1,322	—	1,322	1,315,693
Net income		141	—	141	14,055
Syndication costs incurred		—	(590)	(590)	(59,037)
Allocation of syndication costs		—	—	—	—
Members’ withdrawals		(10,141)	—	(10,141)	(24,055)

Balances at December 31, 2009		1,322	(590)	732	1,123,976

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX
(A Delaware Limited Liability Company)
Statements of Cash Flows
For the Year Ended December 31, 2009

2009
Cash flows from operating activities
Net income (loss)	$14,055
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of loan origination fees	147
Change in operating assets and liabilities
Accrued interest and late fees	(5,468)
Receivable from affiliate	(67,508)
Loan origination fees	(10,054)
Payable to affiliate	700
Net cash provided by (used in) operating activities	(68,128)
Cash flows from investing activities
Loans originated	(1,254,177)
Principal collected on loans	435
Net cash provided by (used in) investing activities	(1,253,742)
Cash flows from financing activities
Contributions by member applicants	1,899,193
Members’ withdrawals	(24,055)
Syndication costs paid	(59,037)
Formation loan lending	(132,680)
Net cash provided by (used in) financing activities	1,683,421
Net increase (decrease) in cash and cash equivalents	361,551
Cash and cash equivalents at beginning of year	10,000
Cash and cash equivalents at end of year	$371,551

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND GENERAL

Redwood Mortgage Investors IX, LLC, a Delaware limited liability company, was organized in October 2008 to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on real property located in California.  The managers are Redwood Mortgage Corp. (Redwood Mortgage Corp.) and Gymno Corporation, both California corporations.  Loans are arranged and serviced by Redwood Mortgage Corp.  Gymno Corporation, as the initial member, contributed $10,000 to be repaid from future member contributions.

On November 18, 2008, the company filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (SEC) to offer up to 150,000,000 units of its membership interests to the public in its primary offering and 37,500,000 units to its members pursuant to its distribution reinvestment plan.  On June 8, 2009, the SEC declared the company’s Registration Statement effective and the company commenced its initial public offering.  On October 1, 2009 the company received subscriptions in excess of the minimum offering amount of $1,000,000, and on October 6, 2009, $1,013,204 was released from the escrow account to the company.  During October 2009, the members that contributed the released cash were admitted to the company as prescribed by the operating agreement.

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

The managers are solely responsible of company business, subject to the voting rights of the members on specified matters.  Any one of the managers acting alone has the power and authority to act for and bind the company.

Members representing a majority of the outstanding units may, without the concurrence of the managers, vote to: (i) dissolve the company, (ii) amend the operating agreement, subject to certain limitations, (iii) approve or disapprove the sale of all or substantially all of the assets of the company or (iv) remove or replace one or all of the managers.

The approval of all the members is required to elect a new manager to continue the company business where there is no remaining manager after a manager ceases to be a manager other than by removal.

Profits and losses are allocated among the members according to their respective capital accounts monthly after 1% of the profits and losses are allocated to the managers.  The monthly results are subject to subsequent adjustment as a result of quarterly and year-end accounting and reporting.

Distribution reinvestment plan

Members may elect to have all or a portion of their monthly distributions reinvested in additional units, subject to the availability of units under the distribution reinvestment plan.  Members may withdraw from the distribution reinvestment plan with written notice.

REDWOOD MORTGAGE INVESTORS IX
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND GENERAL (continued)

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

REDWOOD MORTGAGE INVESTORS IX
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND GENERAL (continued)

Managers' interest

If a manager is removed, withdrawn or is terminated, the company will pay to the manager all amounts then accrued and owing to the manager.  Additionally, the company will terminate the manager's interest in the company's profits, losses, distributions and capital by payment of an amount in cash equal to the then present fair value of such interest.

Sales commissions - formation loans

Sales commissions are not paid directly by the company out of the offering proceeds. Instead, the company loans to Redwood Mortgage Corp., one of the managers, amounts to pay all sales commissions and amounts payable in connection with unsolicited orders.  This loan is unsecured and non-interest bearing and is referred to as the “formation loan.”  For the primary offering of $150,000,000, the formation loan totaled $132,680, which was 7.00% of members’ contributions of $1,895,433.

The following summarizes formation loan transactions at December 31, 2009:

	Initial
	Offering of
	$150,000,000	Total

Member contributions	$1,895,433	$1,895,433

Formation Loan made	$132,680	$132,680
Unamortized discount on
imputed interest	(19,532)	(19,532)
Formation Loan made, net	113,148	113,148
Unamortized discount on
imputed interest	19,532	19,532
Balance at
December 31, 2009	$132,680	$132,680

Percent loaned	7.00%	7.00%

The formation loan has been deducted from members’ capital in the balance sheets.  As amounts are collected from Redwood Mortgage Corp., the deduction from capital will be reduced.  Interest has been imputed at the market rate of interest in effect at the end of each quarter for the new additions to the loan.

REDWOOD MORTGAGE INVESTORS IX
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND GENERAL (continued)

Syndication costs

The company bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses and filing fees.  Syndication costs are charged against members' capital and will be allocated to individual members consistent with the company’s operating agreement.  Through December 31, 2009, syndication costs of $59,037 had been incurred by the company with the following distribution:

Costs incurred	$59,037
Early withdrawal penalties applied	—
Allocated to date	—

December 31, 2009 balance	$59,037

Information regarding the syndication costs associated with the offerings is as follows:

For the current offering, organizational and syndication costs were limited to 4.5% of the gross proceeds, with any excess being paid by the managers.  Applicable gross proceeds were $1,311,933.  Related expenditures totaled $59,037 or 4.5% of contributions.

Income taxes and Members’ capital – tax basis

Income taxes – federal and state – are the obligation of the members, if and when taxes apply, other than for the minimum annual California franchise tax paid by the company.

A reconciliation of members’ capital in the financial statements to the tax basis of company capital at December 31 is presented in the following table:

	2009	2008
Members’ capital per financial statements	$1,123,976	$10,000
Unallocated syndication costs	59,037	—
Allowance for loan losses	—	—
Formation loans receivable	132,680	—

Members’ capital tax basis	$1,315,693	$10,000

Term of the Company

The company is scheduled to terminate October 8, 2028, unless sooner terminated as provided in the operating agreement.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods.  Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans, (which itself requires determining the fair value of the collateral), and the valuation of real estate held for sale and held as investment, at acquisition and subsequently.  Actual results could differ significantly from these estimates.

REDWOOD MORTGAGE INVESTORS IX
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Management estimates (continued)

Collateral fair values are reviewed quarterly and the protective equity for each loan is computed. As used herein, “protective equity” is the arithmetic difference between the fair value of the collateral, net of any senior liens, and the loan balance, where “loan balance” is the sum of the unpaid principal, advances and the recorded interest thereon.  This computation is done for each loan (whether impaired or performing), and while loans secured by collateral of similar property type are grouped, there is enough distinction and variation in the collateral that a loan-by-loan, collateral-by-collateral analysis is appropriate.

The fair value of the collateral is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values, and publicly available information on in-market transactions.  Historically, it has been rare for determinations of fair value to be made without substantial reference to current market transactions.  However, in recent years, due to the low levels of real estate transactions, and the rising number of transactions that are distressed (i.e., that are executed by an unwilling seller – often compelled by lenders or other claimants - and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types is required.

Appraisals of commercial real property generally present three approaches to estimating value: 1) market comparables or sales approach; 2) cost to replace and 3) capitalized cash flows or investment approach.  These approaches may or may not result in a common, single value.  The market-comparables approach may yield several different values depending on certain basic assumptions, such as, determining highest and best use (which may or may not be the current use); determining the condition (e.g. as-is, when-completed, or for land when-entitled); and determining the unit of value (e.g. as a series of  individual unit sales or as a bulk disposition).  Further complicating this process already subject to judgment, uncertainty and imprecision are the current low transaction volumes in the residential, commercial and land markets, and the variability that has resulted.  This exacerbates the imprecision in the process, and requires additional considerations and inquiries as to whether the transaction was entered into by a willing seller into a functioning market or was the transaction completed in a distressed market, with the predominant number of sellers being those surrendering properties to lenders in partial settlement of debt (as is prevalent in the residential markets and is occurring more frequently in commercial markets) and/or participating in “arranged sales” to achieve partial settlement of debts and claims and to generate tax advantage. Either way, the present market is at historically low transaction volumes with neither potential buyers nor sellers willing to transact.  In certain asset classes the time elapsed between transactions – other than foreclosures – was 12 or more months.

The uncertainty in the process is exacerbated by the tendency in a distressed market for lesser-quality properties to transact while upper echelon properties remain off the market - or come on and off the market – because these owners believe in the intrinsic value of the properties (and the recoverability of that value) and are unwilling to accept non-economic offers from opportunistic – often all cash – acquirers taking advantage of distressed markets. This accounts for the ever lower transaction volumes for better and upper echelon properties which exacerbate the perception of a broadly declining market in which each succeeding transaction establishes a new low.

Management has the requisite familiarity with the markets it lends in generally and of the properties lent on specifically to analyze sales-comparables and assess their suitability/applicability. Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability.  These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties - on and off the market - that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types in (such as land held for development and for units in a condominium conversion).

REDWOOD MORTGAGE INVESTORS IX
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents

The company considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents.  Periodically, company cash balances in banks exceed federally insured limits.

Loans and interest income

Loans and advances generally are stated at the unpaid principal balance. Management has discretion to pay amounts (advances) to third parties on behalf of borrowers to protect the company’s interest in the loan.  Advances include, but are not limited to, the payment of interest and principal on a senior lien to prevent foreclosure by the senior lien holder, property taxes, insurance premiums, and attorney fees. Advances generally are stated at the unpaid principal balance and accrue interest until repaid by the borrower.

The company may fund a specific loan origination net of an interest reserve to insure timely interest payments at the inception (one to two years) of the loan. As monthly interest payments become due, the company funds the payments into the affiliated trust account.  In the event of an early loan payoff, any unapplied interest reserves would be first applied to any accrued but unpaid interest and then as a reduction to the unpaid principal balance.

If events and or changes in circumstances cause management to have serious doubts about the collectability of the payments of interest and principal in accordance with the loan agreement, a loan may be designated as impaired.  Impaired loans are included in management’s periodic analysis of recoverability. Any subsequent payments on impaired loans are applied to late fees and then to reduce first the accrued interest, then advances, and then unpaid principal balances.

From time to time, the company negotiates and enters into contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments which can delay and/or alter the loan’s cash flow and delinquency status.

Interest is accrued daily based on the unpaid principal balance of the loans.  An impaired loan continues to accrue as long as the loan is in the process of collection and is considered to be well-secured.  Loans are placed on non-accrual status at the earlier of management’s determination that the primary source of repayment will come from the foreclosure and subsequent sale of the collateral securing the loan (which usually occurs when a notice of sale is filed) or when the loan is no longer considered well-secured.  When a loan is placed on non-accrual status, the accrual of interest is discontinued; however, previously recorded interest is not reversed.   A loan may return to accrual status when all delinquent interest and principal payments become current in accordance with the terms of the loan agreement.

Loan administration fees are capitalized and amortized over the life of the loan on a straight-line method which approximates the effective interest method.

REDWOOD MORTGAGE INVESTORS IX
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses

Loans and the related accrued interest and advances are analyzed on a periodic basis for ultimate recoverability.  Delinquencies are identified and followed as part of the loan system.  Delinquencies are determined based upon contractual terms.  For impaired loans, a provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral values, such that the net carrying amount (unpaid principal balance, plus advances, plus accrued interest less the specific allowance) is reduced to the present value of future cash flows discounted at the loan’s effective interest rate, or, if a loan is collateral dependent, to the estimated fair value of the related collateral net of any senior loans, which would include costs to sell in arriving at net realizable value if planned disposition of the asset securing a loan is by way of sale.  Loans that are determined not to be individually impaired are grouped by the property type of the underlying collateral, and for each loan and for the total by property type, the amount of protective equity or amount of exposure to loss (i.e., the dollar amount of the deficiency of the fair value of the underlying collateral to the loan balance) is computed.  Based on its knowledge of the borrowers and their historical (and expected) performance, and the exposure to loss, management estimates an appropriate reserve by property type for probable credit losses in the portfolio.

The fair value estimates are derived from information available in the real estate markets including similar property, and may require the experience and judgment of third parties such as commercial real estate appraisers and brokers. The company charges off uncollectible loans and related receivables directly to the allowance account once it is determined the full amount is not collectible.

Net income (loss) per $1,000 invested

Amounts reflected in the statements of operations as net income (loss) per $1,000 invested by members for the entire period are amounts allocated to members who had their investment throughout the period and have elected to either leave their earnings to compound or have elected to receive periodic distributions of their net income.  Individual income (loss) is allocated each month based on the members’ pro rata share of members’ capital.  Because the net income (loss) percentage varies from month to month, amounts per $1,000 will vary for those individuals who made or withdrew investments during the period, or select other options.

Recently issued accounting pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) approved the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification was issued on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009.  Upon the Codification issuance only one level of authoritative GAAP exists, other than guidance issued by the Securities and Exchange Commission. All other accounting literature excluded from the Codification is considered non-authoritative. All references to GAAP will now use the new Codification (ASC) numbering system.  The Codification did not have a material impact on the company’s accounting policies.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, with an immediate effective date.  The purpose of this release was to provide further clarification regarding Level 3 inputs and the assumptions management may make when the market for the asset is not active.  In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, with an effective date for interim and annual

REDWOOD MORTGAGE INVESTORS IX
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting pronouncements (continued)

reporting periods ending after June 15, 2009, with early adoption being permitted.  The purpose of this release was to provide additional guidance for estimating fair value in accordance with SFAS 157, when the volume and level of activity for the asset or liability have significantly decreased.  This release also includes guidance on identifying circumstances that indicate a transaction is not orderly.  The adoption of these releases did not have a material impact on the company’s  financial condition and results of operation.  These releases, along with SFAS 157, FSP 157-1 and FSP 157-2 are now included in ASC 820.

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

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES

The following commissions and fees are paid to the managers and their affiliates.

Mortgage brokerage commissions

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp.  may collect loan brokerage commissions (points) that are expected to range from approximately 2% to 5% of the principal amount of each loan made during the year.  Total loan brokerage commissions are limited to an amount not to exceed 4% of the total company assets per year.  The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the company.  In 2009, loan brokerage commissions paid by the borrowers were $18,095.

Loan administrative fees

Redwood Mortgage Corp. will receive a loan administrative fee in an amount up to 1% of the principal amount of each new loan originated or acquired on the company's behalf by Redwood Mortgage Corp. for services rendered in connection with the selection and underwriting of potential loans.  Such fees are payable by the company upon the closing of each loan. In 2009, loan administration fees paid by the company were $10,054.

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

Mortgage servicing fees

Mortgage servicing fees of up to 0.25%, on an annual basis, of the unpaid principal of each loan will be paid monthly to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  Redwood Mortgage Corp. is entitled to receive these fees regardless of whether specific mortgage payments are collected.  The managers, in their sole discretion, may elect to accept less than the maximum amount of the mortgage servicing fee to enhance the earnings of the company.

REDWOOD MORTGAGE INVESTORS IX
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES (continued)

Mortgage servicing fees (continued)

Mortgage servicing fees paid to Redwood Mortgage Corp. are summarized in the table following for the year ended December 31.

2009

Maximum chargeable	$231
Waived	—
Net charged	$231

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

The managers, in their sole discretion, may elect to accept less than the maximum amount of the asset management fee to enhance the earnings of the company.

The asset management fees paid to the managers are summarized in the table following for the years ended December 31.

2009

Maximum chargeable	$1,289
Waived	—
Net charged	$1,289

Other fees

The Operating Agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the managers or affiliates.

Clerical costs from Redwood Mortgage Corp.

Redwood Mortgage Corp., a manager, is reimbursed by the company for all operating expenses incurred on behalf of the company, including without limitation, out-of-pocket general and administration expenses of the company, accounting and audit fees, legal fees and expenses, postage, and preparation of reports to the managers.  During 2009 and 2008, the Company incurred no operating expenses paid for by the managers which were reimbursed to Redwood Mortgage Corp.

Redwood Mortgage Corp. is entitled to receive reimbursement of organizational and offering expenses.

REDWOOD MORTGAGE INVESTORS IX
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 4 – LOANS

The company generally funds loans with a fixed interest rate and a five-year term. Approximately half of all loans outstanding provide for monthly payments of interest only, with the principal due in full at maturity.  The other loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

The cash flow and the income generated by the real property securing the loan factor into the credit decisions, as does the general creditworthiness, experience and reputation of the borrower. Such considerations though are subordinate to a determination that the value of the real property is sufficient, in and of itself, as a source of repayment.  The amount of the company’s loan combined with the outstanding debt and claims secured by a senior deed of trust on the property generally will not exceed a specified percentage of the appraised value of the property (the loan to value ratio or LTV) as determined by an independent written appraisal at the time the loan is made.  The loan-to-value ratio generally will not exceed 80% for residential properties (including apartments), 75% for commercial properties, and 50% for land.   The excess of the total debt, including the company’s loan, and the value of the collateral is the protective equity.

The company’s loans are at fixed rates of interest that ranged from 8.75% to 10.00% at December 31, 2009.

Secured loans had the characteristics presented in the tables following at December 31.

2009
Number of secured loans	8
Secured loans-unpaid principal balance	$1,253,742

Average secured loan	$156,718
Average secured loan as percent of total secured loans	12.50%
Average secured loan as percent of members’ capital	13.94%

Largest secured loan	$269,487
Largest secured loan as percent of total secured loans	21.49%
Largest secured loan as percent of members’ capital	23.98%
Largest secured loan as percent of total assets	15.78%

Smallest secured loan	$98,766
Smallest secured loan as percent of total secured loans	7.88%
Smallest secured loan as percent of members’ capital	8.79%
Smallest secured loan as percent of total assets	5.78%

Number of counties where security is located (all California)	6
Largest percentage of secured loans in one county	29.37%

Number of secured loans in foreclosure	—
Secured loans in foreclosure – unpaid principal balance	—

Number of secured loans with an interest reserve	—
Interest reserves	$—

As of December 31, 2009, the company’s largest loan in the unpaid principal balance of $269,487 represents 21.49% of outstanding secured loans and 15.78% of company assets.  The loan is secured by a residential property located in Los Angeles, California, bears an interest rate of 9.50% and matures on August 1, 2019.

Larger loans sometimes increase above 10% of the secured loan portfolio or company assets as these amounts decrease due to member withdrawals and loan payoffs and due to restructuring of existing loans.

REDWOOD MORTGAGE INVESTORS IX
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 4 – LOANS (continued)

	2009
Lien position	Loans	Principal	Percent
First trust deeds	5	$833,817	67%
Second trust deeds	3	419,925	33
Third trust deeds	—	—	—
Total secured loans	8	1,253,742	100%
Liens due other lenders at loan closing		707,893

Total debt		$1,961,635

Appraised property value at loan closing		$4,442,021

Percent of total debt to appraised
values (LTV) at loan closing (1)		44.16%

(1) Based on appraised values and liens due other lenders at loan closing.  The loan to value computation does not take into account subsequent increases or decreases in security property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any.

	2009
Property type	Loans	Principal	Percent
Single family	8	$1,253,742	100%
Apartments	—	—	—
Commercial	—	—	—
Land	—	—	—
Total secured loans	8	$1,253,742	100%

	2009
Maturities	Loans	Principal	Percent
2010	—	$—	—%
2011	—	—	—
2012	—	—	—
2013	1	98,766	8
2014	3	335,489	27
Thereafter	4	819,487	65
Total future maturities	8	1,253,742	100
Matured at December 31, 2009	—	—	—
Total secured loans	8	$1,253,742	100%

It is the company’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date.  On matured loans the company may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

REDWOOD MORTGAGE INVESTORS IX
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 4 – LOANS (continued)

At December 31, 2009 and 2008, no loans were past maturity and/or more than 90 days delinquent in interest payments and there were no impaired loans.
.
The company had 21.49% of its receivable balance due from one borrower at December 31, 2009.  Interest revenue for this borrower accounted for approximately 38.07% of interest revenue for the year ended December 31, 2009.

NOTE 5 – FAIR VALUE

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction.  Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

The company determines the fair values of its assets and liabilities based on the fair value hierarchy established in GAAP. The standard describes three levels of inputs that may be used to measure fair value (Level 1, Level 2 and Level 3). Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the company has the ability to access at the measurement date. An active market is a market in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Level 2 inputs are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs reflect the company’s own assumptions about the assumptions market participants would use in pricing the asset or liability (including assumptions about risk). Unobservable inputs are developed based on the best information available in the circumstances and may include the company’s own data.

The company does not record loans at fair value on a recurring basis.

REDWOOD MORTGAGE INVESTORS IX
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 5 – FAIR VALUE (continued)

The following methods and assumptions were used to estimate the fair value of assets and liabilities:

(a)	Cash and cash equivalents. The carrying amount equals fair value. All amounts, including interest bearing accounts, are subject to immediate withdrawal.

(b)
Secured loans. The fair value of the non-impaired loans of $1,259,694 at December 31, 2009 was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. For impaired loans in which a specific allowance is established based on the fair value of the collateral, the collateral fair value is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers opinion of values, and publicly available information on in-market transactions (Level 2 inputs).  Historically, it has been rare for determinations of fair value to be made without substantial reference to current market transactions.  However, in recent years, due to the low number of real estate transactions, and the rising number of transactions that are distressed (i.e., that are executed by an unwilling seller – often compelled by lenders or other claimants - and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types is required (Level 3 inputs).

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Loan Commitments

The company makes construction and rehabilitation loans, which are not fully disbursed at loan inception.  The company has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents.  At December 31, 2009, there were no undisbursed loan funds.  The company does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

The company periodically negotiates contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments.  The company is not obligated to fund additional money as of December 31, 2009.

Legal proceedings

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics.  None of these actions typically would be of any material importance.  As of the date hereof, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

Organization and offering expenses

Redwood Mortgage Corp. is entitled to receive reimbursement of organizational and offering expenses expended on our behalf.  Through December 31, 2009, organizational and offering expenses totaled approximately $1,030,000.  Upon achieving the minimum unit sales of 1,000,000 units, the Company became obligated to reimburse Redwood Mortgage Corp. for these costs up to an amount equal to 4.5% of gross offering proceeds until Redwood Mortgage Corp. has been fully reimbursed for organizational and offering expenses expended on our behalf.

REDWOOD MORTGAGE INVESTORS IX
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2009 and 2008

REDWOOD MORTGAGE INVESTORS IX
(A Delaware Limited Liability Company)
Schedule II – Valuation and Qualifying Accounts
December 31, 2009 and 2008

	B	C
	Balance at	Additions					E
A	Beginning	Charged to Costs	Charged to	D			Balance at
Description	of Period	and Expenses	Other Accounts	Deductions			End of Period
Year ended December 31, 2008
Deducted from asset accounts					)
Allowance for loan losses	$—	$—	$—	$—		(a)	$—

Cumulative write-down of
real estate owned	—	—	—	—		(b)	—
	$—	$—	$—	$—			$—

Year ended December 31, 2009
Deducted from asset accounts					)
Allowance for loan losses	$—	$—	$—	$—		(a)	$—

Cumulative write-down of
real estate owned	—	—	—	—		(b)	—
	$—	$—	$—	$—			$—

Note (a) – Represents write-offs of loans or transfers
Note (b) – Represents write-offs of real estate owned

REDWOOD MORTGAGE INVESTORS IX
(A Delaware Limited Liability Company)
Schedule IV – Mortgage Loans on Real Estate
Rule 12-29 Loans on Real Estate
December 31, 2009

							Col. H
							Principal
					Col. F		Amount of
					Face	Col. G	Loans
		Col. C	Col. D		Amount of	Carrying	Subject to		Col. J
	Col. B	Final	Periodic	Col. E	Mortgage	Amount of	Delinquent	Col. I	California
Col. A	Interest	Maturity	Payment	Prior	Original	Mortgage	Principal	Type of	Geographic
Descrip	Rate	Date	Terms	Liens	Amount	Investments	or Interest	Lien	Location

The following loans individually exceed 3% of aggregate carrying amount of mortgage investments

Res.	9.50%	08/01/19	$2,270	—	$270,000	269,487	—	1st	Los Angeles
Res.	9.75%	07/01/14	961	—	111,800	111,564	—	1st	Riverside
Res.	9.25%	11/01/14	987	74,569	120,000	119,925	—	2nd	Alameda
Res.	9.75%	12/01/14	894	—	104,000	104,000	—	1st	Riverside
Res.	8.75%	01/01/15	1,967	—	250,000	250,000	—	1st	Marin
Res.	10.00%	01/01/15	1,316	97,724	150,000	150,000	—	2nd	San Mateo
Res.	9.25%	03/01/13	823	—	100,000	98,766	—	1st	Los Angeles
Res.	10.00%	05/01/18	1,328	535,600	151,373	150,000	—	2nd	San Francisco
Total			$10,546	$707,893	$1,257,173	$1,253,742	$—

REDWOOD MORTGAGE INVESTORS IX
(A Delaware Limited Liability Company)
Schedule IV – Mortgage Loans on Real Estate
Rule 12-29 Loans on Real Estate
 December 31, 2009

Reconciliation of carrying amount (cost) of loans at close of periods

2009
Balance at beginning of year	$—

Additions during period
New loans	1,254,177
Other	—
Total additions	1,254,177

Deductions during period
Collections of principal	435
Foreclosures	—
Cost of loans sold	—
Amortization of premium	—
Other	—
Total deductions	435

Balance at close of year	$1,253,742

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the company’s independent registered public accounting firm during the years ended December 31, 2009 and 2008.

Item 9A(T) – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company carried out an evaluation, under the supervision and with the participation of the managers of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, the managers concluded the company’s disclosure controls and procedures were effective.

Manager’s Report on Internal Control Over Financial Reporting.

The managers are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The managers and their respective managements conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the managers concluded the manager’s internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the manager’s independent registered public accounting firm regarding internal control over financial reporting. The manager’s report was not subject to attestation by the manager’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission permitting the company to provide only the manager’s report in this annual report.

Changes to Internal Control Over Financial Reporting.

There have not been any changes in the manager’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the manager’s  internal control over financial reporting.

Item 9B – Other Information

None

Part III

Item 10 – Directors, Executive Officers and Corporate Governance

The company has no officers or directors. Rather, the activities of the company are managed by its two managers:  Gymno Corporation and Redwood Mortgage Corp. Both are California corporations, formed in 1986 and 1978, respectively.

The Managers.

Gymno Corporation.  Gymno Corporation, Manager, is a California corporation formed in 1986 for the purpose of acting as a manager of this company and of other limited partnerships formed by the individual managers.  The shares in Gymno Corporation are held equally by Michael R. Burwell and the Burwell trusts.  Michael R. Burwell is a director of Gymno and the director position previously held by D. Russell Burwell is currently vacant.  Michael R. Burwell is its President, Chief Financial Officer and Secretary.  Michael R. Burwell has a controlling interest in this company through his stock ownership or as trustee of the Burwell trusts.

Redwood Mortgage Corp.  Redwood Mortgage Corp. is a licensed real estate broker incorporated in 1978 under the laws of the State of California, and is engaged primarily in the business of arranging and servicing mortgage loans.  Redwood Mortgage Corp. will act as the loan broker and servicing agent in connection with loans, as it has done on behalf of several other limited partnerships formed by the managers.

Affiliates of Our Managers.

The Redwood Group, Ltd.  The Redwood Group, Ltd., a California corporation, is a diversified financial services company specializing in various aspects of the mortgage lending and investment business.  Its various subsidiaries have arranged over $1 billion dollars in loans secured in whole or in part by first, second and third deeds of trust.  Its subsidiaries include Redwood Mortgage Corp. and A & B Financial Services, Inc.  Michael R Burwell has a controlling interest through individual stock ownership and trusts in The Redwood Group, Ltd.

Michael R. Burwell. Michael R. Burwell, age 53, President, Director, Chief Financial Officer, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-2009); President, Director, Chief Financial Officer and Secretary of Gymno Corporation (1986-present); President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-present); past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986).  Mr. Burwell is licensed as a real estate sales person.  Mr. Burwell was a general partner of each of the RMI, RMI II and RMI III.  Mr. Burwell is a general partner of each of RMI IV, RMI V, RMI VI, RMI VII and RMI VIII.  Mr. Burwell attended the University of California, at Davis from 1975-1979.

Theodore J. Fischer. Theodore J. Fischer, age 58, Director and Vice President of Redwood Mortgage Corp. (1980-present); licensed real estate broker (1979-present); Assistant Vice President, Western Title Insurance Co. (1977-1980); Business Development representative, Transamerica Title Insurance Co. (1976-1977).  Mr. Fischer attended San Jose State University from 1970-1974.

Diana B. Mandarino.  Diana B. Mandarino, age 62, Director and Executive Vice President of Redwood Mortgage Corp. (2001-present), Director of Sales and Marketing, Redwood Mortgage Investors (1995-present), Sr. Vice President, Rancon Securities Corp. (1982-1995), Marketing and Sales Assistant, Belmont Reid & Co. Investment Group, (1977-1982); Member and past President of Financial Planning Association, Silicon Valley Chapter. Ms. Mandarino attended Foothill Community College from 1965-1967.

Financial Oversight by Managers.

The company does not have a board of directors or an audit committee.  Accordingly, the managers serve the equivalent function of an audit committee for, among other things, the following purposes: appointment, compensation, review and oversight of the work of our independent public accountants, and establishing the enforcing of the Code of Ethics.  However, since the company does not have an audit committee and the managers are not independent of the company, the company does not have an “audit committee financial expert.”

Code of Ethics.

The managers have adopted a Code of Ethics applicable to the managers and to any agents, employees or independent contractors engaged by the managers to perform the functions of a principal financial officer, principal accounting officer or controller of the company, if any.  You may obtain a copy of this Code of Ethics, without charge, upon request by calling our Investor Services Department at (650) 365-5341.

Item 11 – Executive Compensation

COMPENSATION OF THE MANAGERS AND AFFILIATES BY COMPANY

As indicated above in Item 10, the company has no officers or directors.  The company is managed by the managers.  There are certain fees and other items paid to management and related parties.

A more complete description of management compensation is found in the company’s prospectus, dated June 8, 2008, under the section “Compensation of the Managers and the Affiliates”, which is incorporated herein by reference.  Such compensation is summarized below.

The following compensation has been paid to the managers and their affiliates for services rendered during the year ended December 31, 2009.  All such compensation is in compliance with the guidelines and limitations set forth in the operating agreement.

I.  THE FOLLOWING COMPENSATION HAS BEEN PAID TO THE MANAGERS AND/OR THEIR AFFILIATES FOR SERVICES RENDERED DURING THE YEAR ENDED DECEMBER 31, 2009.  ALL SUCH COMPENSATION IS IN COMPLIANCE WITH THE GUIDELINES AND LIMITATIONS SET FORTH IN THE OPERATING AGREEMENT.

Entity Receiving Compensation	Description of Compensation and Services Rendered	Amount
Redwood Mortgage Corp.	Mortgage Servicing Fee for servicing loans	$ 231
(Manager)

Managers &/or Affiliates	Asset Management Fee for managing assets	$ 1,289

Managers	1% interest in profits (loss)	$ 141
	Less allocation of syndication costs	$ —
$ 141

Managers &/or Affiliates	Portion of early withdrawal penalties applied to
	reduce Formation Loan	$ —

II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED WITH THE COMPANY BY COMPANIES RELATED TO THE MANAGERS DURING THE YEAR ENDED DECEMBER 31, 2009 (EXPENSES OF BORROWERS NOT OF THE COMPANY)

Redwood Mortgage Corp.	Mortgage Brokerage Commissions for services in
	connection with the review, selection, evaluation,
	negotiation, and extension of the loans paid by the
	borrowers and not by the company	$ 18,095

Redwood Mortgage Corp.	Processing and Escrow Fees for services in
	connection with notary, document preparation, credit
	investigation, and escrow fees payable by the borrowers
	and not by the company	$2,460

Gymno Corporation	Reconveyance Fee	$0

III. IN ADDITION, THE MANAGERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE COMPANY FOR WHICH IT IS REIMBURSED AS NOTED IN THE STATEMENTS OF OPERATION DURING THE YEAR ENDED DECEMBER 31, 2009 . . .   $               0

Item 12 – Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The managers own an aggregate total of 1% of the company including a 1% portion of income and losses.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

Refer to footnote 3 of the Notes to Financial Statements in Part II item 8, which describes related party fees and data.

Also refer to the company’s prospectus, dated June 8, 2008, under the section “Compensation of Our Managers and Their Affiliates” (pages 42-48), which is incorporated herein by reference.

For a description of the company’s policies and procedures for the review, approval or ratification of related party transactions, refer also to the company’s prospectus dated June 8, 2008, for the discussion under the caption “Compensation of Our Managers and Affiliates” (pages 42-48) , the discussion under the caption “Conflicts of Interest” (pages 49-52) and the discussion under the caption “Investment Objectives and Criteria” (pages 61-67), each of which is incorporated herein by reference.

Since the company does not have a board of directors and since the managers are not considered independent of the company, the company does not have the equivalent of independent directors.

Item 14 – Principal Accountant Fees and Services

Fees for services performed for the company by the principal accountant for 2009 and 2008 are as follows:

Audit Fees The aggregate fees billed during the years ended December 31, 2009 and 2008 for professional services rendered for the audit of the company’s annual financial statements included in the company’s Annual Report on Form 10-K, review of financial statements included in the company’s Quarterly Reports on Form 10-Q and for services provided in connection with regulatory filings were $45,306 and $64,672, respectively.

Audit Related Fees There were no fees billed during the years ended December 31, 2009 and 2008 for audit-related services.

Tax fees The aggregate fees billed for tax services for the years ended December 31, 2009 and 2008, were $1,340 and $0, respectively.  These fees relate to professional services rendered primarily for tax compliance.

All Other Fees There were no other fees billed during the years ended December 31, 2009 and 2008.

All audit and non-audit services are approved by the managers prior to the accountant being engaged by the company.

Part IV

Item 15 – Exhibits and Financial Statement Schedules

A.           Documents filed as part of this report are incorporated:

1.	In Part II, Item 8 under A –Financial Statements.

2. The Financial Statement Schedules are listed in Part II - Item 8 under B –Financial Statement Schedules.

3.	Exhibits.

Exhibit No.	Description of Exhibits

3.1		Limited Liability Company Operating Agreement
3.2		Certificate of Formation
3.3		Amended and Restated Limited Liability Company Operating Agreement
3.4		Second Amended and Restated Limited Liability Company Operating Agreement
10.1		Distribution Reinvestment Plan
10.2		Loan Servicing Agreement
10.3	(a)	Form of Note secured by Deed of Trust for Construction Loans, which provides for interest only payments
	(b)	Form of Note secured by Deed of Trust for Commercial Loans which provides for interest only payments
	(c)	Form of Note secured by Deed of Trust for Commercial Loans which provides for principal and interest payments
	(d)	Form of Note secured by Deed of Trust for Residential Loans, which provides for interest only payments.
	(e)	Form of Note secured by Deed of Trust for Residential Loans which provides for interest and principal prepayments
10.4	(a)	Construction Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing to accompany Exhibit 10.3(a)
	(b)	Deed of Trust, Assignment of Leases and Rents, and Security Agreement and Fixture Filing to accompany Exhibits 10.3(b) and 10.3(c)
	(c)	Deed of Trust, Assignment of Leases and Rents, and Security Agreement and Fixture Filing to accompany Exhibit 10.3(d) and 10.3(e)
10.5		Agreement to Seek a Lender
10.6		Formation Loan Promissory Note
31.1		Certification of Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3		Certification of Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3		Certification of Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1		Selected Portions of the Registrant’s Prospectus, dated June 8, 2009

All of the above exhibits, other than exhibit 31.1, 31.2, 31.3, 32.1, 32.2, 32.3 and 99.1, were previously filed as the exhibits to Registrant’s Registration Statement on Form S-11 (Registration No. 333-106900 and incorporated by reference herein).

B.           See A (3) above.

C.
See A (2) above. Additional reference is made to the company’s prospectus, dated June 8, 2009 and Supplement No. 2 dated February 17, 2010, included as part of the Post Effective Amendment No. 1 to the Registration Statement on Form S-11 (SEC File No. 333-155428),, for financial data related to Gymno Corporation, and Redwood Mortgage Corp., the Managers.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 31st day of March, 2010.

REDWOOD MORTGAGE INVESTORS IX

By:		/S/ Michael R. Burwell
Michael R. Burwell, Manager

By:		Gymno Corporation, Manager

	By:	/S/ Michael R. Burwell
Michael R. Burwell, President, Secretary,
and Principal Financial Officer

By:	Redwood Mortgage Corp.

	By:	/S/ Michael R. Burwell
Michael R. Burwell, President,
Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 31st day of March, 2010.

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	Manager	March 31, 2010

/S/ Michael R. Burwell
Michael R. Burwell	President of Gymno Corporation, (Principal Executive Officer); Director of Gymno Corporation Secretary/Treasurer of Gymno Corporation (Principal Financial and Accounting Officer)	March 31, 2010

/S/ Michael R. Burwell
Michael R. Burwell	President, Secretary/Treasurer of Redwood Mortgage Corp. (Principal Financial and Accounting Officer); Director of Redwood Mortgage Corp.	March 31, 2010

Exhibit 31.1
MANAGER CERTIFICATION

I, Michael R. Burwell, certify that:

1.	I have reviewed this annual report on Form 10-K of Redwood Mortgage Investors IX, a Delaware Limited Liability Company (the “Registrant”);

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

/s/ Michael R. Burwell
_____________________________
Michael R. Burwell, Manager
March 31, 2010

Exhibit 31.2

PRESIDENT AND CHIEF FINANCIAL OFFICER CERTIFICATION

I, Michael R. Burwell, certify that:

1.	I have reviewed this annual report on Form 10-K of Redwood Mortgage Investors IX, a Delaware Limited Liability Company (the “Registrant”);

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

/s/ Michael R. Burwell
_____________________________
Michael R. Burwell, President, Secretary/Treasurer and
Chief Financial Officer, of Gymno
Corporation, Manager
March 31, 2010

Exhibit 31.3

PRESIDENT’S CERTIFICATION

I, Michael R. Burwell, certify that:

1.	I have reviewed this annual report on Form 10-K of Redwood Mortgage Investors IX, a Delaware Limited Liability Company (the “Registrant”);

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

/s/ Michael R. Burwell
___________________________
Michael R. Burwell, President,
Redwood Mortgage Corporation,
Manager
March 31, 2010

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Redwood Mortgage Investors IX (the “Company”) on Form 10-K for the period ended December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify that to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company at the dates and for the periods indicated.

A signed original of this written statement required by Section 906 has been provided to Redwood Mortgage Investors IX and will be retained by Redwood Mortgage Investors IX and furnished to the Securities and Exchange Commission or its staff upon request.

/s/ Michael R. Burwell
_____________________________
Michael R. Burwell, Manager
March 31, 2010

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Redwood Mortgage Investors IX (the “Company”) on Form 10-K for the period ended December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify that to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company at the dates and for the periods indicated.

A signed original of this written statement required by Section 906 has been provided to Redwood Mortgage Investors IX and will be retained by Redwood Mortgage Investors IX and furnished to the Securities and Exchange Commission or its staff upon request.

/s/ Michael R. Burwell
_____________________________
Michael R. Burwell, President, and
Chief Financial Officer of Gymno
Corporation, Manager
March 31, 2010

Exhibit 32.3

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Redwood Mortgage Investors IX (the “Company”) on Form 10-K for the period ended December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify that to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company at the dates and for the periods indicated.

A signed original of this written statement required by Section 906 has been provided to Redwood Mortgage Investors IX and will be retained by Redwood Mortgage Investors IX and furnished to the Securities and Exchange Commission or its staff upon request.

/s/ Michael R. Burwell
___________________________
Michael R. Burwell, President,
Redwood Mortgage Corporation,
Manager
March 31, 2010