Form 10-Q
period 2010-03-31
Redwood Mortgage Investors IX
filed 2010-05-17
CIK 1448038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File Number: 333-155428

REDWOOD MORTGAGE INVESTORS IX, LLC
(Exact name of registrant as specified in its charter)

Delaware	26-3541068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 Veterans Blvd., Suite 500, Redwood City, CA	94063
(Address of principal executive offices)	(Zip Code)

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
[   ] YES    [   ]  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] YES    [X] NO

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Balance Sheets
MARCH 31, 2010 (unaudited) AND DECEMBER 31, 2009 (audited)

ASSETS

	March 31,	December 31,
	2010	2009
Cash and cash equivalents	$1,006,645	$371,551

Loans
Secured by deeds of trust
Principal balances	1,146,581	1,253,742
Accrued interest	7,342	5,468
Total loans	1,153,923	1,259,210

Receivable from affiliate	120,043	67,508

Loan administration fees, net	9,466	9,907

Total assets	$2,290,077	$1,708,176

LIABILITIES AND CAPITAL

Liabilities
Payable to affiliate	$—	$700
Total liabilities	—	700

Investors in applicant status	594,000	583,500

Capital
Members’ capital
Members’ capital, subject to redemption	1,695,634	1,123,244
Managers’ capital	443	732
Total members' capital	1,696,077	1,123,976
Total liabilities and capital	$2,290,077	$1,708,176

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Operations
For the Three Months Ended March 31, 2010 and 2009
(unaudited)

	2010	2009
Revenues
Loans
Interest, net	$29,071	$—
Late fees	49
Total loan revenue	29,120	—

Other interest	756	—
Total revenues	29,876	—

Operating Expenses
Mortgage servicing fees	783	—
Costs from Redwood Mortgage Corp.	503	—
Professional services	265	—
Other	990	—
Total operating expenses	2,541	—

Net income	$27,335	$—

Net income
Managers ( 1%)	$179	$—
Members (99%)	27,156	—
	$27,335	$—

Net income per $1,000 invested for entire period	$16	$—

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Changes in Members’ Capital
For the Three Months Ended March 31, 2010
(unaudited)

		Members
	Investors
	In	Capital	Unallocated	Formation	Total
	Applicant	Account	Syndication	Loan,	Members
	Status	Members	Costs	Gross	Capital

Balances at December 31, 2009	$583,500	$1,314,371	$(58,447)	$(132,680)	$1,123,244
Contributions on application	651,500	—	—	—	—
Formation loan increases	—	—	—	(45,605)	(45,605)
Transfers to members’ capital	(641,000)	647,445	—	—	647,445
Net income	—	27,156	—	—	27,156
Syndication costs incurred	—	(1)	(28,556)	—	(28,557)
Withdrawals	—	(28,049)	—	—	(28,049)

Balances at March 31, 2010	$594,000	$1,960,922	$(87,003)	$(178,285)	$1,695,634

	Managers
			Total
	Capital	Unallocated	Capital	Total
	Account	Syndication	Account	Members’
	Managers	Costs	Managers	Capital

Balances at December 31, 2009	$1,322	$(590)	$732	$1,123,976
Formation loan increases				(45,605)
Transfers to members’ capital				647,445
Net income	179		179	27,335
Syndication costs incurred		(289)	(289)	(28,846)
Withdrawals	(179)		(179)	(28,228)

Balances at March 31, 2010	$1,322	$(879)	$443	$1,696,077

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009
(unaudited)

	2010	2009
Cash flows from operating activities
Net income	$27,335	$—
Adjustments to reconcile net income to
net cash provided by (used in) operating activities
Amortization of loan administration fees	441	—
Change in operating assets and liabilities
Accrued interest	(1,874)	—
Receivable from affiliate	(52,535)	—
Payable to affiliate	(700)	—
Net cash provided by (used in) operating activities	(27,333)	—

Cash flows from investing activities
Principal collected on loans	107,161	—
Net cash provided by (used in) investing activities	107,161	—

Cash flows from financing activities
Contributions by member applicants	657,945	—
Members’ withdrawals	(28,228)	—
Syndication costs paid	(28,846)	—
Formation loan lending	(45,605)	—
Net cash provided by (used in) financing activities	555,266	—

Net increase (decrease) in cash and cash equivalents	635,094	—

Cash and cash equivalents - beginning of period	371,551	10,000

Cash and cash equivalents - end of period	$1,006,645	$10,000

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
March 31, 2010 (unaudited)

NOTE 1 – GENERAL

In the opinion of management of the company, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the operating results to be expected for the full year.

Redwood Mortgage Investors IX, LLC, a Delaware limited liability company, was organized in October 2008 to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on real property located in California.  The managers are Redwood Mortgage Corp. (RMC) and Gymno Corporation, both California corporations.  Loans are arranged and serviced by Redwood Mortgage Corp.  Gymno Corporation, as the initial member, contributed $10,000 to be repaid from future member contributions.

The rights, duties and powers of the managers and members of the company are governed by the company’s operating agreement and the Delaware Limited Liability Company Act.  The description of the company's operating agreement contained in this financial statement provides only general information.  Members should refer to the company's operating agreement for a more complete description of the provisions.  Income taxes - federal and state – are the obligation of the members, if and when taxes apply, other than for the annual Delaware and California franchise taxes levied on and paid by the company.

Distribution reinvestment plan

Members may elect to have all or a portion of their monthly distributions reinvested in additional units, subject to the availability of units under the distribution reinvestment plan.  Members may withdraw from the distribution reinvestment plan with written notice.

Initial offering

In June 2009 the company commenced its initial public offering of up to 150,000,000 units of its membership interests, at $1 per unit to the public and 37,500,000 units at $1 per unit, to its members pursuant to its distribution reinvestment plan.

Sales commissions - formation loans

Sales commissions are not paid directly by the company out of the offering proceeds. Instead, the company loans to RMC, one of the managers, amounts to pay all sales commissions and amounts payable in connection with unsolicited orders.  This loan is unsecured and non-interest bearing and is referred to as the “formation loan.”  The following summarizes formation loan transactions at March 31, 2010:

Formation loan made	$178,285
Unamortized discount on imputed interest	(26,246)
Formation loan made, net	152,039
Repayments to date	—
Early withdrawal penalties applied	—
Formation loan, net	152,039
Unamortized discount on imputed interest	26,246
March 31, 2010 balance	$178,285

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
March 31, 2010 (unaudited)

NOTE 1 – GENERAL (continued)

Sales commissions - formation loans (continued)

The formation loan is deducted from members’ capital in the balance sheets.  As amounts are collected from RMC, the deduction from capital is reduced.  Interest has been imputed at the market rate of interest in effect at the date the offerings closed.  An estimated amount of imputed interest is recorded for the current offerings. During the three months ended March 31, 2010 and 2009, $0 was recorded related to amortization of the discount on imputed interest.

Syndication costs

The company bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses and filing fees.  Syndication costs are charged against members’ capital and are being allocated to individual members consistent with the company's operating agreement.

Through March 31, 2010, syndication costs of $87,882 had been incurred by the company with the following distribution:

Costs incurred	$87,882
Early withdrawal penalties applied	—
Allocated to date	—

March 31, 2010 balance	$87,882

For the current offering, organizational and syndication costs were limited to 4.5% of the gross proceeds, with any excess being paid by the managers. Applicable gross proceeds were $1,952,933. Related expenditures totaled $87,882 or 4.5% of contributions.

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
March 31, 2010 (unaudited)

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

Appraisals of commercial real property generally present three approaches to estimating value: 1) market comparables or sales approach; 2) cost to replace and 3) capitalized cash flows or investment approach.  These approaches may or may not result in a common, single value.  The market-comparables approach may yield several different values depending on certain basic assumptions, such as, determining highest and best use (which may or may not be the current use); determining the condition (e.g. as-is, when-completed, or for land when-entitled); and determining the unit of value (e.g. as a series of  individual unit sales or as a bulk disposition).  Further complicating this process already subject to judgment, uncertainty and imprecision are the current low transaction volumes in the residential, commercial and land markets, and the variability that has resulted.  This exacerbates the imprecision in the process, and requires additional considerations and inquiries as to whether the transaction was entered into by a willing seller in a functioning market or the transaction was completed in a distressed market, in which the predominant number of sellers are surrendering properties to lenders in partial settlement of debt (as is currently prevalent in the residential markets and is occurring more frequently in commercial markets) and/or participating in “arranged sales” to achieve partial settlement of debts and claims and to generate tax advantage. Either way, the present market is at historically low transaction volumes with neither potential buyers nor sellers willing to transact.  In certain asset classes the time elapsed between transactions – other than foreclosures – was 12 or more months.

The uncertainty in the process is exacerbated by the tendency in distressed market for lesser-quality properties to transact while upper echelon properties remain off the market - or come on and off the market – because these owners often believe in the intrinsic value of their properties (and the recoverability of that value) and are unwilling to accept non-economic offers from opportunistic – often all cash – acquirers taking advantage of distressed markets. This accounts for the ever lower transaction volumes for higher quality properties which exacerbate the perception of a broadly declining market in which each succeeding transaction establishes a new low.

Management has the requisite familiarity with the markets the company lends in generally and of the collateral properties specifically to analyze sales-comparables and assess their suitability/applicability. Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability.  These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties - on and off the market - that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types (such as land held for development and for units in a condominium conversion).

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
March 31, 2010 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans, advances and interest income

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

If, based upon current information and events, it is probable the partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement, a loan may be designated as impaired.  Impaired loans are included in management’s periodic analysis of recoverability. Any subsequent payments on impaired loans are applied to late fees and then to reduce first the accrued interest, then advances, and then unpaid principal balances.

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

Loan administration fees are capitalized and amortized over the life of the loan using the effective interest method.

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
March 31, 2010 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

The fair value estimates are derived from information available in the real estate markets including similar property, and may require the experience and judgment of third parties such as commercial real estate appraisers and brokers. The company charges off uncollectible loans and related receivables directly to the allowance account once it is determined the full amount is not collectible.

Recently issued accounting pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures, which provides amendments to ASC 820-10 and is intended to improve disclosure requirements related fair value measurements.  The Update clarifies that a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities measured at fair value.  A class is often a subset of assets or liabilities within a line item in the statement of financial position.  Reporting entities should also provide disclosures about the valuation techniques and inputs used to measure fair value for fair value measurements falling within Level 2 or 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Information on fair value measurements is included in Note 5 to the financial statements.

NOTE 3 – MANAGERS AND RELATED PARTIES

The following are commissions and/or fees that are paid to the managers or their affiliates:

- Loan brokerage commissions - For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the managers may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total company assets per year.  The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the company.  In the three months ended March 31, 2010 and 2009, loan brokerage commissions paid by the borrowers were $0 .

- Loan administrative fees - RMC receives a loan administrative fee in an amount up to 1% of the principal amount of each new loan originated or acquired on the company's behalf by RMC for services rendered in connection with the selection and underwriting of potential loans.  Such fees are payable by the company upon the closing of each loan. For the three months ended March 31, 2010 and 2009, loan administration fees paid by the company were $0.

- Processing and escrow fees - RMC receives processing and escrow fees for services in connection with notary, document preparation, credit investigation and escrow fees in an amount equal to the fees customarily charged by RMC for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the company.

- Mortgage servicing fees - Mortgage servicing fees of up to 0.25%, on an annual basis, of the unpaid principal of each loan are paid monthly to RMC, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  RMC is entitled to receive these fees regardless of whether specific mortgage payments are collected.  The managers, in their sole discretion, may elect to accept less than the maximum amount of the mortgage servicing fee to enhance the earnings of the company.  For the three months ended March 31, 2010 and 2009, mortgage servicing fees were $783 and $0, respectively.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
March 31, 2010 (unaudited)

NOTE 3 – MANAGERS AND RELATED PARTIES (continued)

- Asset management fees - The managers receive a monthly asset management fee for managing the company's portfolio and operations in an amount up to 0.75% annually of the portion of the capital originally committed to investment in mortgages, not including leverage, and including up to 2% of working capital reserves.  This amount will be recomputed annually after the second full year of operations by subtracting from the then fair value of the company’s loans plus working capital reserves, an amount equal to the outstanding debt.

The managers, in their sole discretion, may elect to accept less than the maximum amount of the asset management fee to enhance the earnings of the company.  Such fee waivers were not made for the purpose of providing the company with sufficient funds to satisfy unit redemption requests, nor were such waivers made in order to meet any required level of distributions, as the company has no such required level of distributions. The managers do not use any specific criteria in determining the exact amount of fees to be waived. The decision to waive fees and the amount, if any, to be waived, is made by the managers in their sole discretion.

Asset management fees are summarized in the following table for the three months ended March 31.

2010
Maximum chargeable by managers	$3,154
Waived by managers	(3,154)
Net charged	$—

- Costs from RMC - RMC, a manager, is reimbursed by the company for operating expenses incurred on behalf of the company including, without limitation, accounting and audit fees, legal fees and expenses, postage, and the costs for preparation of reports to members, and out-of-pocket general and administration expenses. Operating expenses totaling $503 and $0 were reimbursed to RMC during the three months ended March 31, 2010 and 2009, respectively.

 - Organization and offering expenses – RMC is entitled to receive reimbursement of organizational and offering expenses expended on our behalf.  Through March 31, 2010, organizational and offering expenses totaled approximately $1,112,000.  Upon achieving the minimum unit sales of 1,000,000 units, the Company became obligated to reimburse RMC for these costs up to an amount equal to 4.5% of gross offering proceeds until RMC has been fully reimbursed for organizational and offering expenses expended on our behalf.

NOTE 4 – LOANS

The company generally funds loans with a fixed interest rate and a five-year term. All loans outstanding provide for monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
March 31, 2010 (unaudited)

NOTE 4 – LOANS (continued)

Secured loan transactions are summarized in the following table for the three months ended March 31.

2010
Unpaid principal balance, beginning of the year	$1,253,742
Borrower repayments	(107,161)

Unpaid principal balance, end of period	$1,146,581

Secured loans had the characteristics presented in the following table.

	March 31,	December 31,
	2010	2009
Number of secured loans	7	8
Secured loans – unpaid principal balance (or Principal)	$1,146,581	$1,253,742

Average secured loan	$163,797	$156,718
Average secured loan as percent of total secured loans	14.29%	12.50%
Average secured loan as percent of members’ capital	9.66%	13.94%

Largest secured loan	$268,986	$269,487
Largest secured loan as percent of total secured loans	23.46%	21.49%
Largest secured loan as percent of members’ capital	15.86%	23.98%
Largest secured loan as percent of total assets	11.75%	15.78%

Smallest secured loan	$98,580	$98,766
Smallest secured loan as percent of total secured loans	8.60%	7.88%
Smallest secured loan as percent of members’ capital	5.81%	8.79%
Smallest secured loan as percent of total assets	4.30%	5.78%

Number of counties where security is located (all California)	6	6
Largest percentage of secured loans in one county	32.06%	29.37%

Number of secured loans in foreclosure status	—	—
Secured loans in foreclosure – unpaid principal balance	$—	$—

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

Secured loans – interest rates (fixed)	8.75 - 10.00%	8.75 - 10.00%

As of March 31, 2010, the company’s largest loan in the unpaid principal balance of $268,986 represents 23.46% of outstanding secured loans and 11.75% of company assets.  The loan is secured by a residential property located in Los Angeles, California, bears an interest rate of 9.50% and matures on August 1, 2019.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
March 31, 2010 (unaudited)

NOTE 4 – LOANS (continued)

- Lien positions - Secured loans had the lien positions presented in the following table.

	March 31, 2010			December 31, 2009
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	4	$727,329	63%	5	$833,817	67%
Second trust deeds	3	419,252	37	3	419,925	33
Third trust deeds	—	—	—	—	—	—
Total secured loans	7	1,146,581	100%	8	1,253,742	100%
Liens due other lenders at loan closing		707,893			707,893

Total debt		$1,854,474			$1,961,635

Appraised property value at loan closing		$4,257,021			$4,442,021

Percent of total debt to appraised
values (LTV) at loan closing (1)		43.56%			44.16%

(1)
Based on appraised values and liens due other lenders at loan closing.  The loan to value computation does not take into account subsequent increases or decreases in security property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any.

- Property type - Secured loans summarized by property type of the collateral are presented in the table following.

	March 31, 2010			December 31, 2009
	Loans	Principal	Percent	Loans	Principal	Percent
Single family (2)	7	$1,146,581	100%	8	$1,253,742	100%
Apartments	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Land	—	—	—	—	—	—
Total secured loans	7	$1,146,581	100%	8	$1,253,742	100%

(2)	Single family properties include owner-occupied and non-owner occupied single family homes, and condominium units.

- Scheduled maturities - Secured loans are scheduled to mature as presented in the following table.

Scheduled maturities	Loans	Principal	Percent
2010	—	$—	—%
2011	—	—	—
2012	—	—	—
2013	1	98,580	9
2014	2	229,970	20
Thereafter	4	818,031	71
Total future maturities	7	1,146,581	100
Matured at March 31, 2010	—	—	—
Total secured loans	7	$1,146,581	100%

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
March 31, 2010 (unaudited)

NOTE 4 – LOANS (continued)

It is the company’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date.  For matured loans, the company may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

- Delinquent loans - The company did not have any secured loans more than 90 days delinquent in interest payments as of March 31, 2010 or December 31, 2009.

- Impaired loans - The company did not have any secured loans designated as impaired at March 31, 2010 or December 31, 2009.

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

The following methods and assumptions were used to estimate the fair value:

(a)	Cash and cash equivalents. The carrying amount equals fair value. All amounts, including interest bearing accounts, are subject to immediate withdrawal.

(b)
Secured loans. The fair value of the non-impaired loans of $1,151,231 and $1,259,694 at March 31, 2010 and December 31, 2009, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
March 31, 2010 (unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Loan commitments

The company may make construction and rehabilitation loans which are not fully disbursed at loan inception.  The company typically approves the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents.  At March 31, 2010, there were no construction or rehabilitation loans and no undisbursed loan funds.  The company does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

The company may negotiate various workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments.  The company is not obligated to fund additional money as of March 31, 2010.

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

NOTE 7 – SUBSEQUENT EVENTS

None

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this Report, as well as the audited financial statements and the notes thereto, and “Management Discussion and Analysis of Financial Condition and Results of Operations” included in the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Forward-Looking Statements.

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the company’s expectations, hopes, intentions, beliefs and strategies regarding the future.  Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the company and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future member withdrawals, 2010 annualized yield estimates, expectations regarding the level of future loan delinquencies or foreclosures, and beliefs relating to the impact on the company from current economic conditions and trends in the financial and credit markets.  Actual results may be materially different from what is projected by such forward-looking statements.  Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the company has made loans.  All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Overview

The company was formed on October 8, 2008 to engage in business as a mortgage lender.  The company makes loans secured primarily by first and second deeds of trust on residential, investment or commercial property in California.  Loans are arranged and serviced by Redwood Mortgage Corp.  The company commenced active operations in October 2009.  Prior to that time, the company was engaged only in organizational and offering activities.

On November 18, 2008, the company filed a Registration Statement on Form S-11 with the Securities and Exchange Commission to offer up to 150,000 units of its membership interests to the public in its primary offering and 37,500,000 units to its members pursuant to its distribution reinvestment plan .  On June 8, 2009, the SEC declared the company’s Registration Statement effective and the company commenced its initial public offering.  Offering proceeds are released to the company and applied to investments in mortgage loans and the payment or reimbursement of organization and offering expenses.  The amount of loans the company funds or acquires will depend upon the number of units sold in the public offering and the resulting amount of the net proceeds available for investment in loans.

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

Appraisals of commercial real property generally present three approaches to estimating value: 1) market comparables or sales approach; 2) cost to replace and 3) capitalized cash flows or investment approach.  These approaches may or may not result in a common, single value.  The market-comparables approach may yield several different values depending on certain basic assumptions, such as, determining highest and best use (which may or may not be the current use); determining the condition (e.g. as-is, when-completed, or for land when-entitled); and determining the unit of value (e.g. as a series of  individual unit sales or as a bulk disposition).  Further complicating this process already subject to judgment, uncertainty and imprecision are the current low transaction volumes in the residential, commercial and land markets, and the variability that has resulted.  This exacerbates the imprecision in the process, and requires additional considerations and inquiries as to whether the transaction was entered into by a willing seller in a functioning market or the transaction was completed in a distressed market, in which the predominant number of sellers are surrendering properties to lenders in partial settlement of debt (as is currently prevalent in the residential markets and is occurring more frequently in commercial markets) and/or participating in “arranged sales” to achieve partial settlement of debts and claims and to generate tax advantage. Either way, the present market is at historically low transaction volumes with neither potential buyers nor sellers willing to transact.  In certain asset classes the time elapsed between transactions – other than foreclosures – was 12 or more months.

The uncertainty in the process is exacerbated by overt (over)conservatism and caution exercised by appraisers.  Criticized as having contributed to the asset bubble by inflating values, beginning in the immediate aftermath of the market and economic crisis, as a class the tendency of appraisers now is seemingly to (over)compensate by searching out or over-weighting lower sales comparables, thereby depressing values.  It also may be reflective of the tendency in distressed market for lesser-quality properties to transact while upper echelon properties remain off the market - or come on and off the market – because these owners often believe in the intrinsic value of their properties (and the recoverability of that value) and are unwilling to accept “vulture” offers. This accounts for the ever lower transaction volumes for higher-quality properties which exacerbate the perception of a broadly declining market in which each succeeding transaction establishes a new low.

Management has the requisite familiarity with the markets the company lends in generally and of the collateral properties specifically to analyze sales-comparables and assess their suitability/applicability. Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability.  These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties - on and off the market - that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types (such as land held for development and for units in a condominium conversion).

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

If, based upon current information and events, it is probable the partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement, a loan may be designated as impaired. Impaired loans are included in management’s periodic analysis of recoverability. Any subsequent payments on impaired loans are applied to late fees and then to reduce first the accrued interest, then advances, and then unpaid principal balances.

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

Loan administration fees are capitalized and amortized over the life of the loan using the effective interest method.

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

Recently issued accounting pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures, which provides amendments to ASC 820-10 and is intended to improve disclosure requirements related fair value measurements.  The Update clarifies that a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities measured at fair value.  A class is often a subset of assets or liabilities within a line item in the statement of financial position.  Reporting entities should also provide disclosures about the valuation techniques and inputs used to measure fair value for fair value measurements falling within Level 2 or 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Information on fair value measurements is included in Note 5 to the financial statements.

Managers and Related Parties.

The managers of the company are RMC and Gymno Corporation.  Most company business is conducted through RMC, which arranges, services and maintains the loan portfolio for the benefit of the company.  The fees received by the managers are paid pursuant to the operating agreement and are determined at the sole discretion of the managers, subject to limitations imposed by the company agreement. See Note 1 (General) and Note 3 (General Partners and Related Parties) to the financial statements included in Part I, Item 1 of this Report for a detailed discussion of the various company activities for which related parties are compensated and other related transactions, including the formation loans to RMC.

Contributed Capital

The managers are required to contribute to capital 1/10 of 1% of the aggregate capital accounts of the members. As of April 9, 2010 and December 31, 2009, a manager, Gymno Corporation, had contributed $1,963 and $1,322 respectively, as capital in accordance with Section 4.2 of the operating agreement.  One percent of our net profits and one percent of our net losses will be allocated to our managers.

Results of Operations.

The company’s operating results for the three months ended March 31, 2010 are discussed below.  The company commenced operations in October, 2009.

	Results for the three months ended March 31, 2010
	Dollars	Percent
Revenues
Loans
Interest, net	$29,071	—%
Late fees	49	—
Total loan revenue	29,120	—
Other interest	756
Total revenues	29,876	—

Operating expenses
Mortgage servicing fees	783	—
Clerical costs through Redwood Mortgage Corp.	503	—
Professional services	265	—
Other	990	—
Total operating expenses	2,541	—
Net income	$27,335	—%

Please refer to the above table throughout the discussions of Results of Operations.

Revenue – Loans – Interest

Information related to the interest on loans, net of the amortization of loan administrative fees, is presented in the following table for the three months ended March 31, 2010.

	Average	Stated
	Secured	Average	Effective
	Loan	Yield	Yield
	Balance	Rate	Rate
March 31, 2010	$1,252,799	9.47%	9.28%

Operating Expenses

The mortgage servicing fee has been paid to RMC in accordance with the operating agreement.  For the three months ended March 31, 2010, RMC has waived the asset management fee and has absorbed (the company is not liable to RMC) some professional fees while the loan balances and resultant revenue are small. There is no assurance that RMC will waive its right to receive such fees or reimbursements in future periods.

Allowance for Losses.

The managers periodically review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, real estate held expenses, sales activities, and borrower’s payment records and other data relating to the loan portfolio.  Data on the local real estate market and on the national and local economy are studied.  Based upon this and other information, the allowance for loan losses is increased or decreased.  Borrower foreclosures are a normal aspect of company operations.  The company is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the managers expect the company will on occasion take back real estate security.  At March 31, 2010, no loans within the company’s loan portfolio were past maturity and/or past due 90 days or more in interest payments.  The company may occasionally enter into workout agreements with borrowers who are past maturity or delinquent in their regular payments.  No company loans were subject to a workout agreement as of March 31, 2010.  Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full. Workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy.  Management expects the number of foreclosures and workout agreements will rise during difficult times and conversely fall during good economic times. Workouts and delinquencies have been considered when management arrived at an appropriate allowance for loan losses and based on our experience, are reflective of our loan marketplace segment.  Because of the number of variables involved, the magnitude of possible swings and the managers’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the managers.

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

Liquidity and Capital Resources.

The company relies upon sales of units, loan payoffs and borrowers' mortgage payments as the source of funds for new loans.  Recently, mortgage interest rates have been at historically low levels.  If interest rates were to increase substantially, the yield of the company’s loans may provide lower yields than other comparable debt-related investments.  In such event, unit purchases by prospective members could decline, which would reduce our overall liquidity.  Additionally, if, as expected, we make primarily fixed rate loans, if interest rates were to rise, the likely result would be a slower prepayment rate for the company.  This could cause a lower degree of liquidity as well as a slowdown in the ability of the company to invest in loans at the then current interest rates.  Conversely, in the event interest rates were to decline, we could see both or either of a surge of unit purchases by prospective members, and significant borrower prepayments, which, if we can only obtain the then existing lower rates of interest may cause a dilution of our yield on loans, thereby lowering our overall yield to members.  As we make additional loans, we expect over time that cash will be generated on a more constant basis from borrower payments of interest, principal and loan payoffs and that cash flow will exceed company expenses, earnings and unit redemptions.  Excess cash flow, if any, will be invested in new loan opportunities or in other company business, when available.

Currently the credit and financial markets are facing a significant and prolonged disruption.  As a result, loans are not readily available to borrowers or purchasers of real estate.  Continued credit constraints could impact us and our borrowers’ ability to eventually sell properties or refinance their loans in the event they have difficulty making loan payments or their loan matures.  Borrowers are also generally finding it more difficult to refinance or sell their properties due to the general decline in California real estate values in recent years.  The company’s loans generally have shorter maturity terms than typical mortgages.  As a result, constraints on the ability of our borrowers to refinance their loans on or prior to maturity will likely have a negative impact on their ability to repay their loans.  In the event a borrower is unable to repay a loan at maturity due to its inability to refinance the loan or otherwise, the company may consider extending the maturing loan through workouts or modifications, or foreclosing on the property as the general partners deem appropriate based on their evaluation of each individual loan. A slow down or reduction in loan repayments would likely reduce the company’s cash flows and restrict the company’s ability to invest in new loans or provide earnings and capital distributions.

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

During the three months ended March 31, 2010, the company, after allocation of syndication costs, made the following allocation of earnings both to the members who elected to participate in the distribution reinvestment plan, and those that chose to receive monthly distributions.

Reinvesting	$6,445
Distributing	21,604
Total	$28,049
Percent of members’
capital, electing distribution	77%

Members have no right to withdraw from the company or to obtain the return of their capital account for at least one year from the date of purchase of units. In order to provide our members with a certain degree of liquidity, we have adopted a unit redemption program.  Generally, one year after purchasing your units, a member may redeem all or part of their units, subject to certain significant restrictions and limitations.  At that time, we may, subject to the significant restrictions and limitations described below, redeem the units presented for redemption to the extent that we have sufficient cash flow available to us to fund such redemption.  The price paid for redeemed units will be based on the lesser of the purchase price paid by the redeeming member or the member's capital account balance as of the date of each redemption payment. For redemptions beginning after one year (but before two years), the redemptions will be calculated as 92% of purchase price or 92% of the capital account balance, whichever is less. Beginning after each of the subsequent years, the redemption percentages will increase to 94%, 96%, 98%, and 100% respectively, of the purchase or capital account balance, whichever is less. Notwithstanding the foregoing, with respect to any redemption, the number of units that may be redeemed per quarter per individual member will be subject to a maximum of the greater of 100,000 units or 25% of the member's units outstanding.  For redemption requests requiring more than one quarter to fully redeem, the percentage discount amount that applies when the redemption payments begin will continue to apply throughout the entire redemption period and will apply to all units covered by such redemption request regardless of when the final redemption payment is made.  As the Operating Agreement states that members have no right to withdraw from the company or to obtain the return of their capital account for at least one year from the date of purchase of units, members made no capital liquidations including early withdrawals during the three months ended March 31, 2010.

While the managers have set an estimated value for the units, such determination may not be representative of the ultimate price realized by a member for such units upon sale.  No public trading market exists for the units and none is likely to develop.  Thus, there is no certainty the units can be sold at a price equal to the stated value of the capital account.

Current Economic Conditions.

The company’s major competitors in providing mortgage loans are banks, savings and loan associations, thrifts, conduit lenders, mortgage brokers, and other entities both larger and smaller than the company.  Many of these lenders are not portfolio lenders and rely upon their ability to sell notes they have funded in order to provide further capital resources to continue their lending operations.  The lenders that have traditionally relied upon the sale of loans after their origination to replenish their lending capital have found themselves unable to sell the mortgages into the market-place through the typical means of mortgage securitizations.  This inability to sell loans to replenish their funds available for lending has eliminated many of these lenders.  The primary sources of lending capital have been reduced to loans that may be sold to Fannie Mae, Freddie Mac and large well-capitalized portfolio lenders.  In all respects, money available for real estate lending has been greatly curtailed since 2008, and continues to be curtailed in 2010.  In addition to less money available for real estate lending, the remaining lenders have both increased their underwriting standards as well as eliminated a wide variety of lending programs which has significantly reduced the number of potential qualifying borrowers for both residential and commercial properties.  It is in this reduced competitive environment that the company is providing a lending source for non-institutional real estate loans.

Beginning in 2007, the United States began to experience what has turned out to be the deepest, most devastating recession since the Great Depression of the 1930’s. Statistics comparing this recession, commonly called the “Great Recession,” to all other economic downturns (except the Great Depression) don’t begin to come close to the deep negative statistics of these two watershed economic events.  The ongoing negative effects on employment, Gross Domestic Product, business incomes, personal incomes, personal wealth, bank failures, governmental deficits, real estate values, home ownership, consumer confidence, and credit cessation are difficult to fathom as the magnitudes of economic demise has been so great and so sudden relative to other recessions.  The overall impact and results of these changes have been virtually impossible to comprehend because this economic crisis, unlike others, was precipitated by a crisis in the United States’ capital markets.

The crisis in the capital markets and resulting recession in the United States began in December 2007 and continued to deepen as 2008 progressed.  The Gross Domestic Product (GDP), the output of goods and services produced by labor and property located in the United States, began the first quarter of 2008 with a decrease of 0.7 percent, then ticked up 1.5 percent in the second quarter before progressively declining with a 2.7 percent drop in the third quarter and a dramatic fourth quarter 2008 decrease of 5.4 percent.  The effects of the long economic slow down were not to cease in 2008 and continued to worsen in 2009.  In the first quarter of 2009, GDP tumbled further by 6.4 percent and again declined 0.7 percent in the second quarter. The third and fourth quarters of 2009 and the first quarter of 2010 saw GDP increases of 2.2 percent 5.6 percent and 3.2 percent, respectively.  However, for the year 2009 GDP decreased overall from its 2008 level by 2.4 percent.  The late 2009 and early 2010 increases, while meaningful, have only just begun to erase the prior year and a half of continuous declines in GDP.  Long-term, consistent GDP gains will be necessary for the economy to start to recover and keep that recovery sustainable.

As a result of the dysfunctional capital markets, the United States economy generally and the real estate markets in particular, faced a meltdown in the third and fourth quarters of 2008.  Among the events that collided and contributed to the virtual seizure of the financial system were:  the failure of the brokerage firm Lehman Brothers; the forced mergers of Bear Stearns and Merrill Lynch; the government takeover of both Fannie Mae and Freddie Mac (the largest holders of residential mortgages in the United States); the forced merger of Wachovia Bank; the merger of Bank of America with Countrywide (the third largest holder of residential mortgages in the United States); and the $85 billion government bailout of American International Group, Inc. (AIG), one of the worlds largest insurers.

The fallout and impact of this virtual financial seizure in late 2008 began to assert their effects in 2009.  Some of the areas affected were:  bank failures, further credit availability reductions, further real estate value reductions, continued loan delinquencies and increased foreclosures.  During 2009, 140 banks failed and were taken over by the FDIC.  Continuing in 2010, 68 banks failed through May 10, 2010.  Credit, one of the necessary components of a functioning economic system, virtually ceased to exist and the financial system became illiquid.  Real estate, already suffering from record loan delinquencies and reductions in values throughout late 2007 and 2008, is a heavy user of credit.  As activity in the capital markets constricted and then almost ceased, financing for real estate became ever more unavailable.  This magnified the weaknesses in the already difficult real estate markets and caused further uncertainty, difficulty in completing transactions, increased loan delinquencies, have helped cause further real estate value reductions.  Without available real estate credit, owners of real estate could not efficiently sell or refinance property, as underwriting standards materially continued to evolve, tighten and reduce the types of qualifying properties and borrower standards that are deemed acceptable risks. In many cases, all cash transactions were necessary to complete a purchase.

In response to these events and to help bolster the financial and capital markets, the United States government, through the Federal Reserve and Treasury, adopted several measures.  These measures include, among others, two financial stimulus packages, enactment of the Troubled Asset Relief Program (TARP) to provide capital to financial institutions, reduction of the Federal Funds Rate to a range of 0.00 percent to 0.25 percent and enactment of the Emergency Economic Stabilization Act.  While these efforts have provided much-needed assistance in keeping the capital markets and financial system from collapsing completely, they have not fully stabilized or fully returned the overall capital markets and financial systems to health.

In addition, the Federal Reserve instituted a number of lending programs to provide well-secured, mostly short-term credit to the financial system.  As financial conditions in the United States started to show signs of improvement in late 2009 and early 2010, the Federal Reserve began phasing out these lending programs.  The last of the major programs still in operation is the Term Asset-Backed Securities Loan Facility (TALF), which has supported the market for asset-backed securities. The TALF is scheduled to close on March 31, 2010, for all loans except those backed by newly issued commercial mortgage-backed securities; on June 30 the TALF will close for all loans.  The Fed’s lending programs may have helped hold down interest rates; it is too early to tell if rates will rise in the absence of Fed intervention however, no dramatic changes have occurred in the brief period since March 31, 2010.

The economic downturn continues to impact the United States and California’s unemployment figures.  Unemployment for the nation had risen to 6.9 percent by the end of 2008, and continued to rise during 2009.  Average national unemployment rose to 8.2 percent during the first quarter of 2009, then to 9.3 percent in the second quarter, 9.7 percent in the third quarter, and to 10.0 percent as of December 2009.  By the end of 2009, national unemployment was at the highest level in over 25 years.  As of March 31, 2010, national unemployment had declined slightly to 9.7 percent. California’s unemployment mirrored the nation with unemployment rising significantly throughout 2008 and 2009.  California’s unemployment rate began 2009 at 9.2 percent and ended the year at 12.3 percent. During the first quarter of 2010 California’s unemployment rate continued to increase to 12.6 percent of the labor force. The California unemployment rate is the highest it has been since the Bureau of Labor Statistics started keeping records in 1976; in many areas within the state, unemployment rates are at their highest levels since the Great Depression.  These figures do not include the underemployed, where a worker is either employed below their skill level, forced to work part time, or unproductive due to overstaffing.  According to some estimates, up to 20 percent of the nation’s labor force may be underemployed, meaning they are contributing less to the nation’s productivity and spending less because of reduced income and uncertainty about their employment situation.  Overall, the rapid rise in unemployment has caused significant concerns among workers regarding their job security and lowered their confidence in their own financial circumstances.  In situations where workers have lost jobs they may not be able to meet their financial obligations.

In reaction to the economic distress and uncertainty, the consumer has become pessimistic.  The Consumer Confidence Index is a measure of consumers’ optimism about the state of the economy. Generally, consumer confidence is high when the unemployment rate is low and GDP growth is high; consumers are also more likely to spend when confidence is high.  The Index is benchmarked at 100, meaning at that level the consumer is neither optimistic nor pessimistic.  At the start of 2008, consumer confidence index was at 87.3.  By December 2008, the index dropped to 38.6 before hitting a record low in February 2009 at 25.3.  Confidence has since rebounded slightly and has ranged from the mid to upper 40s to mid 50s from May 2009 through April 2010.

The housing market has suffered in line with the general worsening of the United States’ economy in 2008 and early 2009 and the decline in consumer confidence, experiencing high volumes of delinquencies and foreclosures.  According to the Mortgage Bankers Association’s National Delinquency Survey, the delinquency rate for mortgage loans on residential properties fell to 9.47 percent as of the end of the fourth quarter of 2009, down slightly from the third quarter, but still up 1.59 percent from the fourth quarter of 2008.  The delinquency rate includes loans that are past due but not in foreclosure.  The percentage of loans in foreclosure at the end of the fourth quarter of 2009 was 4.58 percent, an increase of 0.11 percent from the third quarter and a 1.28 percent increase from the fourth quarter of 2008.  The combined percentage of loans in foreclosure or past due at the end of the fourth quarter of 2009 was 15.02 percent, the highest ever recorded in the MBA delinquency survey.  In California, delinquencies and foreclosures were higher than the national figures.  In the first quarter of 2009, the number of foreclosures filed peaked at 135,431 – the highest number ever recorded.  In the second quarter, foreclosure filings began to trend downward. Filings dropped to 124,562, then to 111,689 in the third quarter, to 84,568 in the fourth quarter of 2009 and down again to 81,054 in the first quarter of 2010.  Overall, as of the first quarter of 2010, foreclosure filings were down 4.2 percent from the fourth quarter of 2009 and down 40.2 percent from the first quarter of 2009.  The number of Trustees Deeds recorded in the state of California, or the number of house or condo units taken over by the lender, totaled 42,857 for the first quarter of 2010.  That represents a 16.1 percent decrease from the 51,060 recorded during the fourth quarter of 2009 and an overall decrease of 1.7 percent from the 43,620 for the first quarter 2009. The all-time peak was 79,511 in the third quarter of 2008.

Mortgage interest rates are a key factor in the affordability of real estate.  The higher the interest rate, the less affordable real estate becomes.  Mortgage interest rates are significantly influenced by the United States 10-year treasury rate.  The 10-year rate began 2008 at an average rate of 3.74 percent, rose to a high of 4.10 percent in June, and then fell to 2.42 percent in December 2008.  In 2009, the 10-year rate rose from 2.84 in January to 3.84 in December.  During the first quarter of 2010, the 10 year rate traded within a relatively narrow range of 3.59 percent to 3.90 percent.  Mortgage interest rates on 30 year fixed rate conforming loans followed suit as measured by Freddie Mac.  In January 2008, the average rate was 5.76 percent.  It rose to a high of 6.48 percent in August 2008 and dropped through the remainder of 2008 to 5.29 percent in December.  In January 2009, the average rate for a 30 year fixed rate mortgage was 5.05 percent.  That rate dropped early in the second quarter before peaking at 5.42 percent in June, and then dropped again through the remainder of 2009 to 4.93 percent in December.  For the week ending May 6, 2010, rates were back up to 5.00 percent with a 0.7 percent cost.  While low by historic standards, the rates are not sufficiently low to entice concerned consumers to take on mortgage debt and tight underwriting standards can make financing at these rates difficult to obtain.

In addition to mortgage rates, home prices also factor into affordability.  Median home prices have declined from their highs in 2006.  The median national sales price of existing homes as reported by the National Association of Realtors was $221,900 for 2006 and then declined to $219,000 in 2007, to $198,100 in 2008, and then to $172,500 in 2009.  As of March 2010, the median national sales price had dropped to $170,700.  According to Dataquick, the median home price in California was $255,000 in March 2010, up 14.3 percent from $223,000 in March 2009.  The median price peaked at $484,000 in early 2007 and hit a low of $221,000 in April 2009.  In March 2010, the median home price in the nine-county San Francisco Bay area reached $380,000, a 31 percent increase from March 2009.  The median price peaked in the Bay Area peaked in June and July of 2007 at $665,000 and reached bottom at $290,000 in March 2009.

During the same time period, national sales volumes of existing homes fell from an annual rate of 6,287,800 homes in 2006 to 5,652,000 in 2007, and then to 4,913,000 in 2008.  In 2009, after a slow start to the year, existing home sales increased to an annual rate of 5,156,000, due to robust sales volumes in the third and fourth quarter.  Sales volumes peaked for the year in November at an annual rate of 6,490,000.  Volumes retracted in December to 5,440,000 and were still down as of March 2010, when the annual rate was 5,350,000.  According to DataQuick, 37,295 homes and condos were sold in California in March 2010, a 3 percent increase from the 36,215 sales in March 2009.  Sales in California peaked in 2004 at 65,793.  On average, there are about 44,708 sales per month in California.  There is some speculation that volumes could continue to decline after the First-Time Homebuyer Tax Credit expires on April 30, 2010.

Commercial real estate, although slower to react than residential real estate, has seen an enormous adjustment from the record sales volumes in 2007.  Few transactions are occurring as the market remains devoid of financing and buyers and sellers expectations remain widely divergent.  In general, in the San Francisco Bay Area, as well as across the United States, sales volumes are down, values are down, rents are down, and vacancies are up.  Office rents, after falling for three straight years, began 2010 remaining relatively stable as reported by Grubb and Ellis at $32.94 and $26.46 for Class A and Class B office space in San Francisco and at $33.72 and $26.04 for Silicon Valley.  With respect to vacancy, Grubb & Ellis’s Office Trends Report declared that by the fourth quarter of 2009 and first quarter of 2010, vacancy rates in the office sector had reached 28 percent in the core business districts of the Silicon Valley but had declined in San Francisco from 19 percent at December 2009 to 17.6 percent at March 2010.  Given the current difficult credit market there is concern that borrowers with commercial mortgages that have balloon payments coming due in the next three years will have a difficult time extending or refinancing their existing real estate debt. To the extent that they cannot extend or refinance their debt, these borrowers will be forced to sell or default, resulting in increased available commercial real estate and placing downward price pressure on this asset class. All in all, the San Francisco Bay Area hasn’t seen this steep of a decline in the commercial real estate sector since the dot-com bust hit the area and in some cases since the recession in the early 1990s.  The recent trends may be a sign that commercial rents and vacancies are stabilizing albeit at a greatly reduced lease rates from their highs only a few years ago.

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

Contractual Obligations

None

PORTFOLIO REVIEW

Secured Loan Portfolio.

We commenced active operations in October 2009, following our acceptance of subscriptions for the minimum offering amount.  As of March 31, 2010, we had seven loans, totaling approximately $1,147,000.  All of these loans are secured by properties located in California.  The amount of loans the company funds or acquires will depend upon the number of units sold in the offering and the resulting amount of the net proceeds available for investment in loans.

The company generally funds loans with a fixed interest rate and a five-year term.  All loans outstanding provide for monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

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

As of March 31, 2010, four of the company’s loans are secured by real property located in the four San Francisco Bay Area counties (San Francisco, Alameda, San Mateo and Marin), representing approximately 58% of the outstanding secured loan portfolio.  The remaining portfolio is primarily represented by loans secured by real estate located in Southern California.

Secured loan activity is recapped in the following table for the three months ended March, 31.

2010
Unpaid principal balance, beginning of the year	$1,253,742
Borrower repayments	(107,161)

Unpaid principal balance, end of period	$1,146,581

Secured loans had the characteristics presented in the following table at March 31, 2010 and December 31, 2009.

	March 31,	December 31,
	2010	2009
Number of secured loans	7	8
Secured loans – unpaid principal balance (or Principal)	$1,146,581	$1,253,742

Average secured loan	$163,797	$156,718
Average secured loan as percent of total secured loans	14.29%	12.50%
Average secured loan as percent of members’ capital	9.66%	13.94%

Largest secured loan	$268,986	$269,487
Largest secured loan as percent of total secured loans	23.46%	21.49%
Largest secured loan as percent of members’ capital	15.86%	23.98%
Largest secured loan as percent of total assets	11.75%	15.78%

Smallest secured loan	$98,580	$98,766
Smallest secured loan as percent of total secured loans	8.60%	7.88%
Smallest secured loan as percent of members’ capital	5.81%	8.79%
Smallest secured loan as percent of total assets	4.30%	5.78%

Number of counties where security is located (all California)	6	6
Largest percentage of secured loans in one county	32.06%	29.37%

Number of secured loans in foreclosure status	—	—
Secured loans in foreclosure – unpaid principal balance	$—	$—

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

Secured loans – interest rates (fixed)	8.75 - 10.00%	8.75 - 10.00%

As of March 31, 2010, the company’s largest loan in the unpaid principal balance of $268,986 represents 23.46% of outstanding secured loans and 11.75% of company assets.  The loan is secured by a residential property located in Los Angeles, California, bears an interest rate of 9.50% and matures on August 1, 2019.

- Lien positions - Secured loans had the lien positions presented in the following table.

	March 31, 2010			December 31, 2009
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	4	$727,329	63%	5	$833,817	67%
Second trust deeds	3	419,252	37	3	419,925	33
Third trust deeds	—	—	—	—	—	—
Total secured loans	7	1,146,581	100%	8	1,253,742	100%
Liens due other lenders at loan closing		707,893			707,893

Total debt		$1,854,474			$1,961,635

Appraised property value at loan closing		$4,257,021			$4,442,021

Percent of total debt to appraised
values (LTV) at loan closing (1)		43.56%			44.16%

(1)
Based on appraised values and liens due other lenders at loan closing.  The loan to value computation does not take into account subsequent increases or decreases in security property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any.

- Property type - Secured loans summarized by property type of the collateral are presented in the following table.

	March 31, 2010			December 31, 2009
	Loans	Principal	Percent	Loans	Principal	Percent
Single family (2)	7	$1,146,581	100%	8	$1,253,742	100%
Apartments	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Land	—	—	—	—	—	—
Total secured loans	7	$1,146,581	100%	8	$1,253,742	100%

(2)	Single family properties include owner-occupied and non-owner occupied single family homes, and condominium units.

- Scheduled maturities - Secured loans are scheduled to mature as presented in the following table.

Scheduled maturities	Loans	Principal	Percent
2010	—	$—	—%
2011	—	—	—
2012	—	—	—
2013	1	98,580	9
2014	2	229,970	20
Thereafter	4	818,031	71
Total future maturities	7	1,146,581	100
Matured at March 31, 2010	—	—	—
Total secured loans	7	$1,146,581	100%

In the experience of the managers loans may be repaid or refinanced before, at or after the contractual maturity date.  For matured loans, the company may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not included as a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES

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

Changes to Internal Control Over Financial Reporting.

There have not been any changes in the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

ITEM 1A.           Risk Factors

There have been no material changes to the risk factors set forth in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.              Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Registered Securities

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

As of March 30, 2010, we had sold 2,546,933 units in the offering, for gross offering proceeds of $2,546,933, including 8,883 units issued under our distribution reinvestment plan and 3,850 units from premiums paid by RMC.  From the gross offering proceeds of $2,546,933, we incurred approximately $178,285 in selling commissions and approximately $87,882 in organization and offering costs.  The net offering proceeds were applied to investments in mortgage loans.

Recent Sales of Unregistered Securities

During the period covered by this quarterly report, the company did not sell any equity securities that were not registered under the Securities Act of 1933, and the company did not repurchase any of its securities.

ITEM 3.              Defaults Upon Senior Securities

Not Applicable.

ITEM 4.               (Removed and Reserved)

ITEM 5.              Other Information

None.

ITEM 6.              Exhibits

31.1 Certification of Managers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Managers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

REDWOOD MORTGAGE INVESTORS IX, LLC

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	President of Gymno Corporation, (Principal Executive Officer); Director of Gymno Corporation Secretary/Treasurer of Gymno Corporation (Principal Financial and Accounting Officer)	May 17, 2010

/S/ Michael R. Burwell
Michael R. Burwell	President Secretary/Treasurer of Redwood Mortgage Corp. (Principal Financial and Accounting Officer); Director of Redwood Mortgage Corp.	May 17, 2010

Exhibit 31.1
PRESIDENT AND CHIEF FINANCIAL OFFICER CERTIFICATION

I, Michael R. Burwell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Redwood Mortgage Investors IX, LLC, a Delaware Limited Liability Company (the “Registrant”);

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
May 17, 2010

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors IX, LLC (the “Company”) on Form 10-Q for the period ended March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify that to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company at the dates and for the periods indicated.

A signed original of this written statement required by Section 906 has been provided to Redwood Mortgage Investors IX, LLC and will be retained by Redwood Mortgage Investors IX, LLC and furnished to the Securities and Exchange Commission or its staff upon request.

/s/ Michael R. Burwell
_____________________________
Michael R. Burwell, President,
Secretary/Treasurer and Chief Financial
Officer of Gymno Corporation, Manager
and Redwood Mortgage Corp., Manager
May 17, 2010