Form 10-Q
period 2010-06-30
Redwood Mortgage Investors IX
filed 2010-08-16
CIK 1448038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
[   ] YES    [X] NO

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Balance Sheets
JUNE 30, 2010 (unaudited) AND DECEMBER 31, 2009 (audited)

ASSETS

	June 30,	December 31,
	2010	2009
Cash and cash equivalents	$775,372	$371,551

Loans
Secured by deeds of trust
Principal balances	2,496,051	1,253,742
Accrued interest	7,590	5,468
Total loans	2,503,641	1,259,210

Receivable from affiliate	—	67,508

Loan administration fees, net	15,179	9,907

Total assets	$3,294,192	$1,708,176

LIABILITIES AND CAPITAL

Liabilities
Payable to affiliate	$—	$700
Total liabilities	—	700

Investors in applicant status	555,517	583,500

Capital
Members’ capital
Members’ capital, subject to redemption	2,736,926	1,123,244
Managers’ capital	1,749	732
Total members' capital	2,738,675	1,123,976
Total liabilities and capital	$3,294,192	$1,708,176

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Operations
For the Three and Six Months Ended June 30, 2010 and 2009
(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009
Revenues
Loans
Interest, net	$33,738	$—	$62,809	$—
Late fees	50	—	99	—
Total loan revenue	33,788	—	62,908	—

Other interest	(486)	—	270	—
Other	100	—	100	—
Total revenues	33,402	—	63,278	—

Operating Expenses
Mortgage servicing fees	866	—	1,649	—
Costs from Redwood Mortgage Corp.	732	—	1,235	—
Professional services	7,064	—	7,329	—
Other	1,206	—	2,196	—
Total operating expenses	9,868	—	12,409	—

Net income	$23,534	$—	$50,869	$—

Net income
Managers ( 1%)	$—	$—	$179	$—
Members (99%)	23,534	—	50,690	—
	$23,534	$—	$50,869	$—

Net income per $1,000 invested for entire period	$17	$—	$33	$—

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Changes in Members’ Capital
For the Six Months Ended June 30, 2010
(unaudited)

		Members
	Investors
	In	Capital	Unallocated	Formation	Total
	Applicant	Account	Syndication	Loan,	Members
	Status	Members	Costs	Gross	Capital

Balances at December 31, 2009	$583,500	$1,314,371	$(58,447)	$(132,680)	$1,123,244
Contributions on application	1,840,017	—	—	—	—
Formation loan increases	—	—	—	(128,802)	(128,802)
Transfers to members’ capital	(1,868,000)	1,881,773	—	—	1,881,773
Net income	—	50,690	—	—	50,690
Syndication costs incurred	—		(83,219)	—	(83,219)
Withdrawals	—	(106,760)	—	—	(106,760)

Balances at June 30, 2010	$555,517	$3,140,074	$(141,666)	$(261,482)	$2,736,926

	Managers
			Total
	Capital	Unallocated	Capital	Total
	Account	Syndication	Account	Members’
	Managers	Costs	Managers	Capital

Balances at December 31, 2009	$1,322	$(590)	$732	$1,123,976
Formation loan increases	—	—	—	(128,802)
Transfers to members’ capital	1,858	—	1,858	1,883,631
Net income	179	—	179	50,869
Syndication costs incurred	—	(841)	(841)	(84,060)
Withdrawals	(179)	—	(179)	(106,939)

Balances at June 30, 2010	$3,180	$(1,431)	$1,749	$2,738,675

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009
(unaudited)

	2010	2009
Cash flows from operating activities
Net income	$50,869	$—
Adjustments to reconcile net income to
net cash provided by (used in) operating activities
Amortization of loan administration fees	1,908	—
Change in operating assets and liabilities
Accrued interest	(2,122)	—
Receivable from affiliate	67,508	—
Loan administration fees	(7,180)	—
Payable to affiliate	(700)	—
Net cash provided by (used in) operating activities	110,283	—

Cash flows from investing activities
Loans originated	(1,352,330)	—
Principal collected on loans	110,021	—
Net cash provided by (used in) investing activities	(1,242,309)	—

Cash flows from financing activities
Contributions by member applicants	1,855,648	—
Members’ withdrawals	(106,939)	—
Syndication costs paid	(84,060)	—
Formation loan lending	(128,802)	—
Net cash provided by (used in) financing activities	1,535,847	—

Net increase (decrease) in cash and cash equivalents	403,821	—

Cash and cash equivalents - beginning of period	371,551	—

Cash and cash equivalents - end of period	$775,372	$—

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
June 30, 2010 (unaudited)

NOTE 1 – GENERAL

In the opinion of management of the company, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission. The results of operations for the six month period ended June 30, 2010 are not necessarily indicative of the operating results to be expected for the full year.

Redwood Mortgage Investors IX, LLC, a Delaware limited liability company, was organized in October 2008 to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on real property located in California. The managers are Redwood Mortgage Corp. (RMC) and Gymno Corporation, both California corporations. Loans are arranged and serviced by Redwood Mortgage Corp. In connection with the company’s formation, Gymno Corporation, as the initial member, contributed $10,000 to the company. Upon the admission of additional members, the $10,000 capital contribution was refunded to Gymno, upon which it was withdrawn as the initial member of the company, per the operating agreement. Gymno has since contributed to the company’s capital 1/10th of 1% of member contributions as required per the operating agreement.

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

Sales commissions - formation loans

Sales commissions are not paid directly by the company out of the offering proceeds. Instead, the company loans to RMC, one of the managers, amounts to pay all sales commissions and amounts payable in connection with unsolicited orders. This loan is unsecured and non-interest bearing and is referred to as the “formation loan.” The following summarizes formation loan transactions at June 30, 2010:

Formation loan made	$261,482
Unamortized discount on imputed interest	(38,494)
Formation loan made, net	222,988
Repayments to date	—
Early withdrawal penalties applied	—
Formation loan, net	222,988
Unamortized discount on imputed interest	38,494
June 30, 2010 balance	$261,482

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
June 30, 2010 (unaudited)

NOTE 1 – GENERAL (continued)

Sales commissions - formation loans (continued)

The formation loan is deducted from members’ capital in the balance sheets. As amounts are collected from RMC, the deduction from capital is reduced.  Interest has been imputed at the market rate of interest in effect at the date the offerings closed. An estimated amount of imputed interest is recorded for the current offerings. During the three and six months ended June 30, 2010 and 2009, $0 was recorded related to amortization of the discount on imputed interest.

Syndication costs

The company bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses and filing fees. Syndication costs are charged against members’ capital and are being allocated to individual members consistent with the company's operating agreement.

Through June 30, 2010, syndication costs of $143,097 had been incurred by the company with the following distribution:

Costs incurred	$143,097
Early withdrawal penalties applied	—
Allocated to date	—

June 30, 2010 balance	$143,097

RMC is entitled to receive reimbursement of organizational and syndication costs expended on behalf of the company.  Through June 30, 2010, organizational and syndication costs totaled approximately $1,254,000. The company is obligated to reimburse RMC for these costs up to an amount equal to 4.5% of gross offering proceeds until RMC has been fully reimbursed for such costs. RMC is responsible for any portion of such costs exceeding 4.5% of gross offering proceeds. Based on gross offering proceeds of $3,179,933 through June 30, 2010, the company reimbursed RMC for $143,097 in organizational and syndication costs (representing 4.5% of the gross offering proceeds).

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
June 30, 2010 (unaudited)

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

The fair value of the collateral is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values, and publicly available information on in-market transactions. Historically, it has been rare for determinations of fair value to be made without substantial reference to current market transactions. However, in recent years, due to the low levels of real estate transactions, and the rising number of transactions that are distressed (i.e., that are executed by an unwilling seller – often compelled by lenders or other claimants – and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types is required.

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

Management has the requisite familiarity with the markets the company lends in generally and of the collateral properties specifically to analyze sales-comparables and assess their suitability/applicability. Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability.  These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties – on and off the market - that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types (such as land held for development and for units in a condominium conversion). Multiple inputs from different sources often collectively provide the best evidence of fair value. In these cases expected cash flows would be considered alongside other relevant information.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
June 30, 2010 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans, advances and interest income

Loans and advances generally are stated at the unpaid principal balance. Management has discretion to pay amounts (advances) to third parties on behalf of borrowers to protect the company’s interest in the loan.  Advances include, but are not limited to, the payment of interest and principal on a senior lien to prevent foreclosure by the senior lien holder, property taxes, insurance premiums, and attorney fees. Advances generally are stated at the unpaid balance and accrue interest until repaid by the borrower.

The company may on occasion fund a specific loan origination net of an interest reserve to insure timely interest payments at the inception (one to two years) of the loan. As monthly interest payments become due, the company funds the payments into the affiliated trust account.

If, based upon current information and events, it is probable the company will be unable to collect all amounts due according to the contractual terms of the loan agreement, a loan may be designated as impaired. Impaired loans are included in management’s periodic analysis of recoverability. Any subsequent payments on impaired loans are applied to late fees and then to reduce first the accrued interest, then advances, and then unpaid principal balances.

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
June 30, 2010 (unaudited)

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

Recently issued accounting pronouncements

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This ASU requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables by disclosing an evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. ASU 2010-20 will be effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after January 1, 2011.

NOTE 3 – MANAGERS AND RELATED PARTIES

The following are commissions and/or fees that are paid to the managers or their affiliates:

- Loan brokerage commissions - For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the managers may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total company assets per year.  The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the company.  Loan brokerage commissions paid by the borrowers were $21,540 and $0 for the three month periods ended June 30, 2010 and 2009, respectively, and $21,540 and $0 for the six month periods ended June 30, 2010 and 2009, respectively.

- Loan administrative fees - RMC receives a loan administrative fee in an amount up to 1% of the principal amount of each new loan originated or acquired on the company's behalf by RMC for services rendered in connection with the selection and underwriting of potential loans.  Such fees are payable by the company upon the closing of each loan. Loan administration fees paid by the company were $7,180 and $0 for the three month periods ended June 30, 2010 and 2009, respectively, and $7,180 and $0 for the six month periods ended June 30, 2010 and 2009, respectively.

- Processing and escrow fees - RMC receives processing and escrow fees for services in connection with notary, document preparation, credit investigation and escrow fees in an amount equal to the fees customarily charged by RMC for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the company.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
June 30, 2010 (unaudited)

NOTE 3 – MANAGERS AND RELATED PARTIES (continued)

- Mortgage servicing fees - Mortgage servicing fees of up to 0.25%, on an annual basis, of the unpaid principal of each loan are paid monthly to RMC, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  RMC is entitled to receive these fees regardless of whether specific mortgage payments are collected.  The managers, in their sole discretion, may elect to accept less than the maximum amount of the mortgage servicing fee to enhance the earnings of the company.  Mortgage servicing fees were $866 and $0 for the three month periods ended June 30, 2010 and 2009, respectively, and $1,649 and $0 for the six month periods ended June 30, 2010 and 2009, respectively.

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

Asset management fees are summarized in the following table for the three and six month periods ended June 30.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Maximum chargeable by managers	$4,421	$—	$7,575	$—
Waived by managers	(4,421)	—	(7,575)	—
Net charged	$—	$—	$—	$—

- Costs from RMC - RMC, a manager, is reimbursed by the company for operating expenses incurred on behalf of the company including, without limitation, accounting and audit fees, legal fees and expenses, postage, and the costs for preparation of reports to members, and out-of-pocket general and administration expenses. RMC was reimbursed for operating expenses totaling $732 and $0 for the three month periods ended June 30, 2010 and 2009, respectively, and $1,235 and $0 for the six month periods ended June 30, 2010 and 2009, respectively.

 - Organization and offering expenses – RMC is entitled to receive reimbursement of organizational and offering expenses expended on behalf of the company. Through June 30, 2010, organizational and offering expenses totaled approximately $1,254,000.  Upon achieving the minimum unit sales of 1,000,000 units, the company became obligated to reimburse RMC for these costs up to an amount equal to 4.5% of gross offering proceeds until RMC has been fully reimbursed for organizational and offering expenses expended on behalf of the company.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
June 30, 2010 (unaudited)

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

Secured loan transactions are summarized in the following table for the six months ended June 30.

2010
Unpaid principal balance, beginning of the year	$1,253,742
New loans	1,352,330
Borrower repayments	(110,021)
Unpaid principal balance, end of period	$2,496,051

Secured loans had the characteristics presented in the following table.

	June 30,	December 31,
	2010	2009
Number of secured loans	12	8
Secured loans – unpaid principal balance (or Principal)	$2,496,051	$1,253,742

Average secured loan	$208,004	$156,718
Average secured loan as percent of total secured loans	8.33%	12.50%
Average secured loan as percent of members’ capital	7.60%	13.94%

Largest secured loan	$330,900	$269,487
Largest secured loan as percent of total secured loans	13.26%	21.49%
Largest secured loan as percent of members’ capital	12.08%	23.98%
Largest secured loan as percent of total assets	10.07%	15.78%

Smallest secured loan	$98,390	$98,766
Smallest secured loan as percent of total secured loans	3.94%	7.88%
Smallest secured loan as percent of members’ capital	3.53%	8.79%
Smallest secured loan as percent of total assets	2.99%	5.78%

Number of counties where security is located (all California)	6	6
Largest percentage of secured loans in one county	39.94%	29.37%

Number of secured loans in foreclosure status	—	—
Secured loans in foreclosure – unpaid principal balance	$—	$—

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

Secured loans – interest rates (fixed)	8.75 – 11.00%	8.75 - 10.00%

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
June 30, 2010 (unaudited)

NOTE 4 – LOANS (continued)

As of June 30, 2010, the company’s largest loan in the unpaid principal balance of $330,900 represents 13.26% of outstanding secured loans and 10.07% of company assets. The loan is secured by a residential property located in San Francisco, California, bears an interest rate of 10.00% and matures on May 1, 2018.

- Lien positions - Secured loans had the lien positions presented in the following table.

	June 30, 2010			December 31, 2009
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	8	$1,631,238	65%	5	$833,817	67%
Second trust deeds	4	864,813	35	3	419,925	33
Third trust deeds	—	—	—	—	—	—
Total secured loans	12	2,496,051	100%	8	1,253,742	100%
Liens due other lenders at loan closing		1,763,991			707,893

Total debt		$4,260,042			$1,961,635

Appraised property value at loan closing		$10,005,115			$4,442,021

Percent of total debt to appraised
values (LTV) at loan closing (1)		42.58%			44.16%

(1)
Based on appraised values and liens due other lenders at loan closing.  The loan to value computation does not take into account subsequent increases or decreases in security property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any.

- Property type - Secured loans summarized by property type of the collateral are presented in the table following.

	June 30, 2010			December 31, 2009
	Loans	Principal	Percent	Loans	Principal	Percent
Single family (2)	12	$2,496,051	100%	8	$1,253,742	100%
Apartments	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Land	—	—	—	—	—	—
Total secured loans	12	$2,496,051	100%	8	$1,253,742	100%

(2)	Single family properties include owner-occupied and non-owner occupied single family homes, and condominium units.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
June 30, 2010 (unaudited)

NOTE 4 – LOANS (continued)

- Scheduled maturities - Secured loans are scheduled to mature as presented in the following table.

Scheduled maturities	Loans	Principal	Percent
2010	—	$—	—%
2011	1	207,057	8
2012	—	—	—
2013	2	344,284	14
2014	2	229,625	9
Thereafter	7	1,715,085	69
Total future maturities	12	2,496,051	100
Matured at June 30, 2010	—	—	—
Total secured loans	12	$2,496,051	100%

It is the company’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date.  For matured loans, the company may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

- Delinquent loans - The company did not have any secured loans more than 90 days delinquent in interest payments as of June 30, 2010 or December 31, 2009.

- Impaired loans - The company did not have any secured loans designated as impaired at June 30, 2010 or December 31, 2009.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
June 30, 2010 (unaudited)

NOTE 5 – FAIR VALUE (continued)

The following methods and assumptions were used to estimate the fair value:

(a)	Cash and cash equivalents. The carrying amount equals fair value. All amounts, including interest bearing accounts, are subject to immediate withdrawal.

(b)
Secured loans. The fair value of the non-impaired loans of $2,523,000 and $1,260,000 at June 30, 2010 and December 31, 2009, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Loan commitments

The company may make construction and rehabilitation loans which are not fully disbursed at loan inception.  The company typically approves the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents.  At June 30, 2010, there were no construction or rehabilitation loans and no undisbursed loan funds.  The company does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

The company may negotiate various workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments.  The company was not obligated to fund additional money as of June 30, 2010.

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

Forward-Looking Statements

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the company’s expectations, hopes, intentions, beliefs and strategies regarding the future.  Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the company and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future member withdrawals, 2010 annualized yield estimates, expectations regarding the level of future loan delinquencies or foreclosures, and beliefs relating to the impact on the company from current economic conditions and trends in the financial and credit markets.  Actual results may be materially different from what is projected by such forward-looking statements.  Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing, regulatory changes and downturns in the real estate markets in which the company has made loans.  All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

Critical Accounting Policies

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

The fair value of the collateral is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values, and publicly available information on in-market transactions.  Historically, it has been rare for determinations of fair value to be made without substantial reference to current market transactions. However, in recent years, due to the low levels of real estate transactions, and the rising number of transactions that are distressed (i.e., that are executed by an unwilling seller – often compelled by lenders or other claimants – and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types is required.

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

The uncertainty in the process is exacerbated by overt (over)conservatism and caution exercised by appraisers. Criticized as having contributed to the asset bubble by inflating values, beginning in the immediate aftermath of the market and economic crisis, as a class the tendency of appraisers now is seemingly to (over)compensate by searching out or over-weighting lower sales comparables, thereby depressing values. It also may be reflective of the tendency in distressed market for lesser-quality properties to transact while upper echelon properties remain off the market – or come on and off the market – because these owners often believe in the intrinsic value of their properties (and the recoverability of that value) and are unwilling to accept “vulture” offers. This accounts for the ever lower transaction volumes for higher-quality properties which exacerbate the perception of a broadly declining market in which each succeeding transaction establishes a new low.

Management has the requisite familiarity with the markets the company lends in generally and of the collateral properties specifically to analyze sales-comparables and assess their suitability/applicability. Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability. These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties - on and off the market - that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types (such as land held for development and for units in a condominium conversion). Multiple inputs from different sources often collectively provide the best evidence of fair value. In these cases expected cash flows would be considered alongside other relevant information.

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

If, based upon current information and events, it is probable the company will be unable to collect all amounts due according to the contractual terms of the loan agreement, a loan may be designated as impaired. Impaired loans are included in management’s periodic analysis of recoverability. Any subsequent payments on impaired loans are applied to late fees and then to reduce first the accrued interest, then advances, and then unpaid principal balances.

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

Recently issued accounting pronouncements

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This ASU requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables by disclosing an evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. ASU 2010-20 will be effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after January 1, 2011.

Managers and Related Parties

The managers of the company are Redwood Mortgage Corp. (RMC) and Gymno Corporation.  Most company business is conducted through RMC, which arranges, services and maintains the loan portfolio for the benefit of the company.  The fees received by the managers are paid in accordance with the operating agreement and are determined at the sole discretion of the managers, subject to limitations imposed by the operating agreement. See Note 1 (General) and Note 3 (General Partners and Related Parties) to the financial statements included in Part I, Item 1 of this Report for a detailed discussion of the various company activities for which related parties are compensated and other related transactions, including the formation loans to RMC.

Contributed Capital

The managers are required to contribute to capital 1/10 of 1% of the aggregate capital accounts of the members. As of June 30, 2010 and December 31, 2009, a manager, Gymno Corporation, had contributed $3,180 and $1,322 respectively, as capital in accordance with Section 4.2 of the operating agreement.  One percent of our net profits and one percent of our net losses will be allocated to our managers.

Results of Operations

The company’s operating results for the three and six months ended June 30, 2010 are discussed below.  The company commenced operations in October, 2009.

	Results for the three months ended June 30, 2010		Results for the three months ended June 30, 2010
	Dollars	Percent	Dollars	Percent
Revenues
Loans
Interest, net	$33,738	—%	$62,809	—
Late fees	50	—	99	—
Total loan revenue	33,788	—	62,908	—
Other interest	(486)	—	270	—
Other	100	—	100	—
Total revenues	33,402	—	63,278	—

Operating expenses
Mortgage servicing fees	866	—	1,649	—
Costs through Redwood Mortgage Corp.	732	—	1,235	—
Professional services	7,064	—	7,329	—
Other	1,206	—	2,196	—
Total operating expenses	9,868	—	12,409	—
Net income	$23,534	—%	$50,869	—

Please refer to the above table throughout the discussions of Results of Operations.

Revenue – Loans – Interest

Information related to the interest on loans, net of the amortization of loan administrative fees, is presented in the following table for the three and six month periods ended June 30, 2010.

	Average	Stated
	Secured	Average	Effective
	Loan	Yield	Yield
	Balance	Rate	Rate
Three months	$1,384,990	9.48%	9.74%
Six months	$1,318,894	9.48	9.52%

Operating Expenses

The mortgage servicing fee has been paid to RMC in accordance with the operating agreement.  For the three and six month periods ended June 30, 2010, RMC has waived the asset management fee and has absorbed (the company is not liable to RMC) some professional fees while the loan balances and resultant revenue are small. There is no assurance that RMC will waive its right to receive such fees or reimbursements in future periods.

Allowance for Losses

The managers periodically review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, real estate held expenses, sales activities, and borrower’s payment records and other data relating to the loan portfolio.  Data on the local real estate market and on the national and local economy are studied. Based upon this and other information, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of company operations.  The company is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the managers expect the company will on occasion take back real estate security. At June 30, 2010, no loans within the company’s loan portfolio were past maturity and/or past due 90 days or more in interest payments. The company may occasionally enter into workout agreements with borrowers who are past maturity or delinquent in their regular payments. No company loans were subject to a workout agreement as of June 30, 2010.  Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full. Workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy.  Management expects the number of foreclosures and workout agreements will rise during difficult times and conversely fall during good economic times. Workouts and delinquencies have been considered when management arrived at an appropriate allowance for loan losses and based on our experience, are reflective of our loan marketplace segment. Because of the number of variables involved, the magnitude of possible swings and the managers’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the managers.

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

Liquidity and Capital Resources

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

Currently the credit and financial markets are facing a significant and prolonged disruption. As a result, loans are not readily available to borrowers or purchasers of real estate. Continued credit constraints could impact us and our borrowers’ ability to eventually sell properties or refinance their loans in the event they have difficulty making loan payments or their loan matures.  Borrowers are also generally finding it more difficult to refinance or sell their properties due to the general decline in California real estate values in recent years. The company’s loans generally have shorter maturity terms than typical mortgages.  As a result, any constraints on the ability of our borrowers to refinance their loans on or prior to maturity will likely have a negative impact on their ability to repay their loans and could result in a number of loans being designated as impaired.  If, based upon current information and events, it is probable the company will be unable to collect all amounts due according to the contractual terms of the loan agreement, a loan may be designated as impaired. Impaired loans are individually reviewed for ultimate collectability based on the fair value of the underlying collateral and the financial resources of the borrower.  In the event a borrower is unable to repay a loan at maturity due to its inability to refinance the loan or otherwise, the company may consider extending the maturing loan through workouts or modifications, or foreclosing on the property as the general partners deem appropriate based on their evaluation of each individual loan. A slow down or reduction in loan repayments would likely reduce the company’s cash flows and restrict the company’s ability to invest in new loans or provide earnings and capital distributions.

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

During the three and six month periods ended June 30, 2010, the company, after allocation of syndication costs, made the following allocation of earnings both to the members who elected to participate in the distribution reinvestment plan, and those that chose to receive monthly distributions.

	Three Months	Six Months
Reinvesting	$7,328	$13,773
Distributing	31,385	52,987
Total	$38,713	$66,760
Percent of members’
capital, electing distribution	81%	79%

Members have no right to withdraw from the company or to obtain the return of their capital account for at least one year from the date of purchase of units. In order to provide our members with a certain degree of liquidity, we have adopted a unit redemption program.  Generally, one year after purchasing your units, members may redeem all or part of their units, subject to certain significant restrictions and limitations. At that time, we may, subject to the significant restrictions and limitations described below, redeem the units presented for redemption to the extent that we have sufficient cash flow available to us to fund such redemption. The price paid for redeemed units will be based on the lesser of the purchase price paid by the redeeming member or the member's capital account balance as of the date of each redemption payment. For redemptions beginning after one year (but before two years), the redemptions will be calculated as 92% of purchase price or 92% of the capital account balance, whichever is less. Beginning after each of the subsequent years, the redemption percentages will increase to 94%, 96%, 98%, and 100% respectively, of the purchase or capital account balance, whichever is less. Notwithstanding the foregoing, with respect to any redemption, the number of units that may be redeemed per quarter per individual member will be subject to a maximum of the greater of 100,000 units or 25% of the member's units outstanding.  For redemption requests requiring more than one quarter to fully redeem, the percentage discount amount that applies when the redemption payments begin will continue to apply throughout the entire redemption period and will apply to all units covered by such redemption request regardless of when the final redemption payment is made.  Under our unit redemption program, in the event of an investor’s death, his or her heirs are provided with an option to redeem all or a portion of the investor’s units without penalty. In the second quarter of 2010, the company redeemed 40,000 units at a redemption price of $1 per unit following the death of one investor.

While the managers have set an estimated value for the units, such determination may not be representative of the ultimate price realized by a member for such units upon sale.  No public trading market exists for the units and none is likely to develop.  Thus, there is no certainty the units can be sold at a price equal to the stated value of the capital account.

Current Economic Conditions

Beginning in 2007, and continuing into the third quarter of 2010, the United States economy is enduring the deepest and most devastating recession since the Great Depression of the 1930’s. Many have termed this recession the “Great Recession.” The financial troubles that began in 2007 in the capital markets with increasing defaults on subprime mortgage obligations and deteriorating values of financial instruments tied to these mortgages, eventually led to a credit and capital market meltdown that culminated in late 2008.  The effects of these events and their aftershocks continue to affect negatively the economy and well-being of the nation. The United States government, in concert with the Federal Reserve Bank, launched multiple emergency efforts to stabilize the credit and capital markets, to bolster the banking system, and to improve the economy. While these have had some beneficial results, the economy generally, the credit markets and job creation specifically, remain lackluster, and the overall consumer and business sentiment remains, at best, uncertain and negative as to the outlook for the future.

Credit, as the lifeblood of modern economies, has been greatly curtailed in the wake of the crises of 2007 and 2008, and the concurrent deleveraging of consumers and businesses continues through the current quarter, often with unfortunate consequences. Financial institutions in response to the difficult economic times have increased underwriting standards and eliminated lending to perceived risky industries in their efforts to shore up balance sheets and credit quality. This has led to a dearth of available credit to many industries, particularly those involved with real estate such as construction, development, and lending for commercial and residential properties. Virtually all single family home loans are being financing by the three government agencies of Fannie Mae, Freddie Mac and FHA. Without greater availability of credit, real estate will continue to suffer as owners and buyers cannot effectively buy, sell or refinance property, or otherwise take advantage of the current lower interest rate environment. Substantial numbers of sales transactions that do occur are distressed transactions or even short sales that wipe out the borrowers’ equity.

Gross Domestic Product (GDP) was a negative 2.4 percent overall for the year 2009, although it saw increases of 2.2 percent and 5.6 percent in the third and fourth quarters of 2009. The GDP increases in late 2009 continued in 2010 with a 3.7 percent increase in the first quarter and a slower increase in the second quarter to 2.4 percent.  Fears continue of a double-dip recession and/or jobless recovery.

Unemployment remains at historically high rates. At the end of 2008, the national unemployment rate was 6.9 percent while California saw unemployment increase to 9.2 percent. By the end of 2009, the unemployment rate had grown to 10.0 percent in the US and to 12.3 percent in California.  During the first quarter of 2010, the national unemployment rate declined slightly to 9.7 percent and then to 9.5 percent by June 2010.  In California, the unemployment rate increased to 12.6 percent during the first quarter of 2010 – the all-time high since statistics have been kept – and then declined slightly to an estimated 12.3 percent for June 2010. In many areas of California, the unemployment numbers are far higher, particularly in the central valleys and non-urban business centers. The stubbornly high unemployment levels both nationally and in California and the decline in GDP in the second quarter of 2010 have many concerned that little recovery is taking place and that we may be poised for further economic troubles. Due to the prolonged inability to find work, workers who have lost their jobs might not be able to meet their financial obligations. Overall, the rapid rise in unemployment has caused significant worker concerns regarding their job security and lowered their confidence in their own financial circumstances.

With the general worsening of the United States’ economy, delinquencies on real estate loans have risen dramatically. According to the Mortgage Bankers Association’s National Delinquency Survey, the delinquency rate for mortgage loans on one-to-four-unit residential properties increased to a seasonally adjusted rate of 10.06 percent of all loans outstanding as of the end of the first quarter of 2010, an increase of 59 basis points from the fourth quarter of 2009 and up 94 basis points from one year ago. The percentage of loans in the foreclosure process at the end of the first quarter was 4.63 percent, an increase of five basis points from the fourth quarter of 2009 and 78 basis points from one year ago. This represents another record high. The combined percentage of loans in foreclosure or at least one payment past due [at the end of the first quarter of 2010] was 14.01 percent on a non-seasonally adjusted basis, a decline from 15.02 percent in the prior quarter.

In California, delinquencies and foreclosures are higher than the national averages.  In the first quarter of 2009, the number of notice of defaults peaked at 135,431 – the highest number ever recorded. A total of 70,051 notices of default were filed during the second quarter of 2010.  That was down 13.6 percent from 81,054 for the prior quarter and down 43.8 percent from 124,562 in the second quarter of 2009.  The 2010 second quarter total was the lowest level since the second quarter of 2007 when 53,943 notices of default were filed. The number of Trustee Deeds recorded, which reflect the number of houses or condominiums lost at the end of the foreclosure process, totaled 47,669 during the second quarter of 2010.  That is up 11.2 percent from the prior quarter and up 4.4 percent from the second quarter of 2009. The all-time peak was 79,511 in the third quarter of 2008. As a comparison, during the last significant real estate downturn foreclosures peaked in the third quarter of 1996 at 15,418. California has approximately 8.5 million homes and condominiums.

Mortgage interest rates are a key factor in the affordability of real estate. The higher the interest rate, the less affordable real estate becomes.  Mortgage interest rates are significantly influenced by the United States 10-year treasury rate. In 2009, the 10-year rate rose from 2.84 in January to 3.84 in December.  During the first quarter of 2010, the 10 year rate traded within a relatively narrow range of 3.59 percent to 3.90 percent. In the second quarter of 2010, the 10-year rate began to drop and ended June 2010 at 2.97 percent. Since June 2010 the 10-year rate has continued its general decline to the mid 2.75 percent range.   Mortgage interest rates on 30 year fixed rate conforming loans followed suit as measured by Freddie Mac.  In January 2008, the average rate was 5.76 percent.  It rose to a high of 6.48 percent in August 2008 and dropped through the remainder of 2008 to 5.29 percent in December.  In January 2009, the average rate for a 30 year fixed rate mortgage was 5.05 percent.  That average rate dropped early in the second quarter before peaking at 5.42 percent in June, and then dropped again through the remainder of 2009 to 4.93 percent in December.  Mortgage rates then began to climb reaching 5.21 percent for the week ending May 21, 2010, and then began a decent to their current low of 4.44 percent, with a 0.7 percent cost.  The current 30 year mortgage interest rate is near historical lows. In spite of the current low interest rates, it appears that they are not low enough to entice concerned consumers to take on mortgage debt. Borrowers are also facing tight underwriting standards which makes if difficult to qualify for financing or refinancing at these rates.

In addition to mortgage rates, home prices also factor into affordability.  Median home prices have declined from their highs in 2006. The median national sales price of existing homes as reported by the National Association of Realtors was $221,900 for 2006 and then declined to $219,000 in 2007, to $198,100 in 2008, and then to $172,500 in 2009.  As of March 2010, the median national sales price had dropped to $170,700. By June 2010 it had risen to $183,700. According to Dataquick, the median home price in California was $255,000 in March 2010, up 14.3 percent from $223,000 in March 2009. The median home price rose again in June 2010 to $270,000 but declined from the previous May 2010 median of $278,000.  The median price peaked at $484,000 in early 2007 and hit a low of $221,000 in April 2009. In June 2010, the median home price in the nine-county San Francisco Bay area reached $410,000, a 16.5 percent increase from June 2009. The median price peaked in the Bay Area peaked in June and July of 2007 at $665,000 and reached bottom at $290,000 in March 2009.

During the same time period, national sales volumes of existing homes fell from an annual rate of 6,287,800 homes in 2006 to 5,652,000 in 2007, and then to 4,913,000 in 2008.  In 2009, after a slow start to the year, existing home sales increased to an annual rate of 5,156,000, due to robust sales volumes in the third and fourth quarter.  Sales volumes peaked for the year in November at an annual rate of 6,490,000.  Volumes retracted in December to 5,440,000 and declined further as of March 2010 and June 2010, when the annual rates were 5,350,000 and 5,370,000.  In California, DataQuick reports that 37,295 homes and condos were sold in March 2010, a 3 percent increase from the 36,215 sales in March 2009.  During June 2010, 43,964 homes and condos were sold in California, a 0.5 percent decline from June 2009. Sales in California peaked in 2004 at 65,793.  On average, there are about 44,708 sales per month in California.  There is concern that declining volumes of both national and California sale volumes could begin to pressure prices downward if inventories increase.

Commercial real estate, although slower to react than residential real estate, has seen an enormous adjustment from the record sales volumes in 2007.  Few transactions are occurring as the market remains devoid of financing and buyers and sellers expectations remain widely divergent. In general, in the San Francisco Bay Area, as well as across the United States, sales volumes are down, values are down, rents are down, and vacancies are up.  Office rents, after falling for three straight years, began 2010 remaining relatively stable for the first quarter of 2010 as reported by Grubb and Ellis, but declined again during the second quarter of 2010 by $1.00 and $0.45 to $31.94 and $26.01 for Class A and Class B office space in San Francisco.  With respect to vacancy, Grubb & Ellis’s Office Trends Report declared that by the fourth quarter of 2009 vacancy rates in the office sector had reached 28 percent in the core business districts of the Silicon Valley. They remained at that level through the first and second quarters of 2010.  In San Francisco, vacancy rates had declined from 19 percent at December 2009 to 18.3 percent at June 2010.

Given the current difficult credit market, there is concern that borrowers with commercial mortgages that have balloon payments coming due in the next three years will have a difficult time extending or refinancing their existing real estate debt. To the extent that they cannot extend or refinance their debt, these borrowers will be forced to sell or default, resulting in increased available commercial real estate and placing downward price pressure on this asset class. All in all, the San Francisco Bay Area hasn’t seen this steep of a decline in the commercial real estate sector since the dot-com bust hit the area in the early 2000s. In some areas declines are the worst since the recession in the early 1990s.  The recent trends may be a sign that commercial rents and vacancies are stabilizing albeit at greatly reduced lease rates from their highs only a few years ago.

Overall, while there are some signs that economic conditions are improving as indicated among some watched statistics and indices, it must be remembered that these improvements are coming from historic lows often not seen in decades. A return to a stable economic climate appears to be, at best, slow in returning and perhaps will include periods of downturn. The second quarter of 2010 may in fact be one of those periods. As sales volumes of homes slow, this will put pressure on prices. Perhaps the most important factor in the near term direction of residential real estate prices is the “shadow inventory” of properties that have or will be taken back by lenders.  The volume and timing of the shadow inventory supply entering the market may exert downward pressure upon residential real estate prices, posing a continuing risk that home prices might further decline. Most analysts expect some further downward pressure on prices as unemployment remains high, government stimulus programs end, credit remains tight and in some asset classes is virtually non-existent, and consumer confidence remains low or declining.

For selected markets and property types, the California real estate industry shows signs of stabilizing.  There are, however, signs that are both positive and negative in the overall markets.  At a minimum, the remainder of 2010 will continue to be a challenging environment for the real estate industry with uncertainty being the biggest concern.  Accordingly, the company continues to be selective in the mortgages that it approves for funding as to underwriting, location and property type criteria.  The loans made have been able to achieve attractive pricing and low loan to value ratios which is expected to continue as few lenders remain to compete in our niche of the lending market.    Should the economy and specifically the real estate markets continue to languish these lending criteria including conservative low loan to value ratios that provide equity protection reduce substantially the risk of loan losses.  Lending in this market requires a careful disciplined approach to selecting, servicing and collecting mortgages which can build a loan portfolio of strong borrowers with excellent properties providing collateral.

Contractual Obligations

None

PORTFOLIO REVIEW

Secured Loan Portfolio.

We commenced active operations in October 2009, following our acceptance of subscriptions for the minimum offering amount.  As of June 30, 2010, we had twelve loans, totaling approximately $2,496,000. All of these loans are secured by properties located in California.  The amount of loans the company funds or acquires will depend upon the number of units sold in the offering and the resulting amount of the net proceeds available for investment in loans.

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

As of June 30, 2010, six of the company’s loans are secured by real property located in the San Francisco Bay Area counties (San Francisco, Alameda, San Mateo, Santa Clara, Contra Costa, Napa, Solano, Sonoma and Marin), representing approximately 56% of the outstanding secured loan portfolio. The remaining portfolio is primarily represented by loans secured by real estate located in Southern California.

Secured loan activity is recapped in the following table for the six months ended June 30.

2010
Unpaid principal balance, beginning of the year	$1,253,742
New loans	1,352,330
Borrower repayments	(110,021)
Unpaid principal balance, end of period	$2,496,051

Secured loans had the characteristics presented in the following table at June 30, 2010 and December 31, 2009.

	June 30,	December 31,
	2010	2009
Number of secured loans	12	8
Secured loans – unpaid principal balance (or Principal)	$2,496,051	$1,253,742

Average secured loan	$208,004	$156,718
Average secured loan as percent of total secured loans	8.33%	12.50%
Average secured loan as percent of members’ capital	7.60%	13.94%

Largest secured loan	$330,900	$269,487
Largest secured loan as percent of total secured loans	13.26%	21.49%
Largest secured loan as percent of members’ capital	12.08%	23.98%
Largest secured loan as percent of total assets	10.07%	15.78%

Smallest secured loan	$98,390	$98,766
Smallest secured loan as percent of total secured loans	3.94%	7.88%
Smallest secured loan as percent of members’ capital	3.53%	8.79%
Smallest secured loan as percent of total assets	2.99%	5.78%

Number of counties where security is located (all California)	6	6
Largest percentage of secured loans in one county	39.94%	29.37%

Number of secured loans in foreclosure status	—	—
Secured loans in foreclosure – unpaid principal balance	$—	$—

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

Secured loans – interest rates (fixed)	8.75 – 11.00%	8.75 - 10.00%

As of June 30, 2010, the company’s largest loan in the unpaid principal balance of $330,900 represents 13.26% of outstanding secured loans and 10.07% of company assets. The loan is secured by a residential property located in San Francisco, California, bears an interest rate of 10.00% and matures on May 1, 2018.

- Lien positions - Secured loans had the lien positions presented in the following table.

	June 30, 2010			December 31, 2009
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	8	$1,631,238	65%	5	$833,817	67%
Second trust deeds	4	864,813	35	3	419,925	33
Third trust deeds	—	—	—	—	—	—
Total secured loans	12	2,496,051	100%	8	1,253,742	100%
Liens due other lenders at loan closing		1,763,991			707,893

Total debt		$4,260,042			$1,961,635

Appraised property value at loan closing		$10,005,115			$4,442,021

Percent of total debt to appraised
values (LTV) at loan closing (1)		42.58%			44.16%

(1)
Based on appraised values and liens due other lenders at loan closing.  The loan to value computation does not take into account subsequent increases or decreases in security property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any.

- Property type - Secured loans summarized by property type of the collateral are presented in the following table.

	June 30, 2010			December 31, 2009
	Loans	Principal	Percent	Loans	Principal	Percent
Single family (2)	12	$2,496,051	100%	8	$1,253,742	100%
Apartments	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Land	—	—	—	—	—	—
Total secured loans	12	$2,496,051	100%	8	$1,253,742	100%

(2)	Single family properties include owner-occupied and non-owner occupied single family homes, and condominium units.

- Scheduled maturities - Secured loans are scheduled to mature as presented in the following table.

Scheduled maturities	Loans	Principal	Percent
2010	—	$—	—%
2011	1	207,057	8
2012	—	—	—
2013	2	344,284	14
2014	2	229,625	9
Thereafter	7	1,715,085	69
Total future maturities	12	2,496,051	100
Matured at June 30, 2010	—	—	—
Total secured loans	12	$2,496,051	100%

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

Changes to Internal Control Over Financial Reporting.

There have not been any changes in the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Registered Securities

On June 8, 2009, the company’s Registration Statement on Form S-11 (File No.  333-155428), covering a public offering of up to 187,500,000 units of membership interests, was declared effective by the Securities and Exchange Commission, and the Company commenced its public offering.  The company is offering up to 150,000,000 units to the public in its primary offering at $1.00 per unit and up to 37,500,000 units pursuant to the company’s distribution reinvestment plan at $1.00 per unit. In accordance with the operating agreement, the offering has been extended by the managers until June 8, 2011.  The offering will terminate on such date unless the managers, in their discretion, terminate the offering earlier or extend the offering for an additional one year period.

As of June 30, 2010, we had sold 3,735,450 units in the offering, for gross offering proceeds of $3,735,450, including 16,211 units issued under our distribution reinvestment plan and 3,850 units from premiums paid by RMC.  From the gross offering proceeds of $3,735,450, we incurred approximately $261,482 in selling commissions and approximately $143,097 in organization and offering costs.  The net offering proceeds were applied to investments in mortgage loans.

Recent Sales of Unregistered Securities

During the period covered by this quarterly report, the company did not sell any equity securities that were not registered under the Securities Act of 1933.

In June 2010, the company redeemed 40,000 units (at a redemption price of $1 per unit), following the death of a member, in accordance with the terms of the company’s unit redemption program.  The company made no other repurchase of its securities during the period covered by this quarterly report,.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	President of Gymno Corporation, (Principal Executive Officer); Director of Gymno Corporation Secretary/Treasurer of Gymno Corporation (Principal Financial and Accounting Officer)	August 16, 2010

/S/ Michael R. Burwell
Michael R. Burwell	President Secretary/Treasurer of Redwood Mortgage Corp. (Principal Financial and Accounting Officer); Director of Redwood Mortgage Corp.	August 16, 2010

Exhibit 31.1
PRESIDENT AND CHIEF FINANCIAL OFFICER CERTIFICATION

I, Michael R. Burwell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Redwood Mortgage Investors IX, LLC, a Delaware Limited Liability Company (the “Registrant”);

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
August 16, 2010

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors IX, LLC (the “Company”) on Form 10-Q for the period ended June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify that to the best of my knowledge:

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
August 16, 2010