Form 10-Q
period 2010-09-30
Redwood Mortgage Investors IX
filed 2010-11-15
CIK 1448038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
[   ] YES    [X] NO

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Balance Sheets
SEPTEMBER 30, 2010 (unaudited) AND DECEMBER 31, 2009 (audited)

ASSETS

	September 30,	December 31,
	2010	2009
Cash and cash equivalents	$2,041,664	$371,551

Loans
Secured by deeds of trust
Principal balances	2,582,083	1,253,742
Accrued interest	16,106	5,468
Total loans	2,598,189	1,259,210

Receivable from affiliate	—	67,508

Loan administration fees, net	17,169	9,907

Total assets	$4,657,022	$1,708,176

LIABILITIES AND CAPITAL

Liabilities
Payable to affiliate	$—	$700
Total liabilities	—	700

Investors in applicant status	1,040,000	583,500

Capital
Members’ capital
Members’ capital, subject to redemption	3,614,714	1,123,244
Managers’ capital	2,308	732
Total members' capital	3,617,022	1,123,976
Total liabilities and capital	$4,657,022	$1,708,176

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Operations
For the Three and Nine Months Ended September 30, 2010 and 2009
(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009
Revenues
Loans
Interest, net	$59,673	$—	$122,482	$—
Late fees	—	—	99	—
Total loan revenue	59,673	—	122,581	—

Other interest, net	115	—	385	—
Other	—	—	100	—
Total revenues	59,788	—	123,066	—

Operating Expenses
Mortgage servicing fees	1,522	—	3,171	—
Costs from Redwood Mortgage Corp.	1,134	—	2,369	—
Professional services	—	—	7,329	—
Other	658	—	2,854	—
Total operating expenses	3,314	—	15,723	—

Net income	$56,474	$—	$107,343	$—

Net income
Managers ( 1%)	$894	$—	$1,073	$—
Members (99%)	55,580	—	106,270	—
	$56,474	$—	$107,343	$—

Net income per $1,000 invested for entire period	$16	$—	$49	$—

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Changes in Members’ Capital
For the Nine Months Ended September 30, 2010
(unaudited)

		Members
	Investors
	In	Capital	Unallocated	Formation	Total
	Applicant	Account	Syndication	Loan,	Members
	Status	Members	Costs	Gross	Capital

Balances at December 31, 2009	$583,500	$1,314,371	$(58,447)	$(132,680)	$1,123,244
Contributions on application	3,323,452	—	—	—	—
Formation loan increases	—	—	—	(219,342)	(219,342)
Transfers to members’ capital	(2,866,952)	2,897,438	—	—	2,897,438
Net income	—	106,270	—	—	106,270
Syndication costs incurred	—		(127,722)	—	(127,722)
Withdrawals	—	(165,174)	—	—	(165,174)

Balances at September 30, 2010	$1,040,000	$4,152,905	$(186,169)	$(352,022)	$3,614,714

	Managers
			Total
	Capital	Unallocated	Capital	Total
	Account	Syndication	Account	Members’
	Managers	Costs	Managers	Capital

Balances at December 31, 2009	$1,322	$(590)	$732	$1,123,976
Formation loan increases	—	—	—	(219,342)
Transfers to members’ capital	1,973	—	1,973	2,899,411
Net income	1,073	—	1,073	107,343
Syndication costs incurred	—	(1,291)	(1,291)	(129,013)
Withdrawals	(179)	—	(179)	(165,353

Balances at September 30, 2010	$4,189	$(1,881)	$2,308	$3,617,022

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009
(unaudited)

	2010	2009
Cash flows from operating activities
Net income	$107,343	$—
Adjustments to reconcile net income to
net cash provided by (used in) operating activities
Amortization of loan administration fees	2,618	—
Change in operating assets and liabilities
Accrued interest	(10,638)	—
Receivable from affiliate	67,508	—
Loan administration fees	(9,880)	—
Payable to affiliate	(700)	—
Net cash provided by (used in) operating activities	156,251	—

Cash flows from investing activities
Loans originated	(1,622,330)	—
Principal collected on loans	293,989	—
Net cash provided by (used in) investing activities	(1,328,341)	—

Cash flows from financing activities
Contributions by member applicants	3,355,911	—
Members’ withdrawals	(165,353)	—
Syndication costs paid	(129,013)	—
Formation loan lending	(219,342)	—
Net cash provided by (used in) financing activities	2,842,203	—

Net increase (decrease) in cash and cash equivalents	1,670,113	—

Cash and cash equivalents - beginning of period	371,551	—

Cash and cash equivalents - end of period	$2,041,664	$—

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
September 30, 2010 (unaudited)

NOTE 1 – GENERAL

In the opinion of management of the company, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission. The results of operations for the nine month period ended September 30, 2010 are not necessarily indicative of the operating results to be expected for the full year.

Redwood Mortgage Investors IX, LLC, a Delaware limited liability company, was organized in October 2008 to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on real property located in California. The managers are Redwood Mortgage Corp. (RMC) and Gymno Corporation, both California corporations. Loans are arranged and serviced by Redwood Mortgage Corp. In connection with the company’s formation, Gymno Corporation, as the initial member, contributed $10,000 to the company. Upon the admission of additional members, the $10,000 capital contribution was refunded to Gymno, upon which it was withdrawn as the initial member of the company, per the operating agreement. Gymno has since contributed to the company’s capital 1/10 of 1% of member contributions as required per the operating agreement.

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

Sales commissions - formation loans

Sales commissions paid to broker/dealers are an obligation of RMC and are not paid directly by the company out of the offering proceeds. The company loans to RMC, one of the managers, amounts sufficient to pay all sales commissions and amounts payable in connection with unsolicited orders. This loan is unsecured and non-interest bearing and is referred to as the “formation loan.” The following summarizes formation loan transactions at September 30, 2010:

Formation loan made	$352,022
Unamortized discount on imputed interest	(51,824)
Formation loan made, net	300,198
Repayments to date	—
Early withdrawal penalties applied	—
Formation loan, net	300,198
Unamortized discount on imputed interest	51,824
September 30, 2010 balance	$352,022

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
September 30, 2010 (unaudited)

NOTE 1 – GENERAL (continued)

Sales commissions - formation loan (continued)

The formation loan is deducted from members’ capital in the balance sheets. As amounts are collected from RMC, the formation loan balance is reduced, reducing the deduction from capital.  Interest is imputed at the market rate of interest in effect at the date an offering closed. Imputed interest has been recorded for the current offering. During the three and nine months ended September 30, 2010 and 2009, nothing was recorded related to amortization of the discount on imputed interest.

Syndication costs

The company bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses and filing fees. Syndication costs are charged against members’ capital and are being allocated to individual members consistent with the company's operating agreement.

RMC is entitled to receive reimbursement of organizational and syndication costs expended on behalf of the company.  Through September 30, 2010, organizational and syndication costs totaled approximately $1,304,000. The company is obligated to reimburse RMC for these costs up to an amount equal to 4.5% of gross offering proceeds until RMC has been fully reimbursed for such costs. RMC is responsible for any portion of such costs exceeding 4.5% of gross offering proceeds. Based on gross offering proceeds of $4,178,886 through September 30, 2010, the company reimbursed RMC for $188,050 in organizational and syndication costs (representing 4.5% of the gross offering proceeds).

Through September 30, 2010, syndication costs of $188,050 had been incurred by the company with the following distribution:

Costs incurred	$188,050
Early withdrawal penalties applied	—
Allocated to date	—

September 30, 2010 balance	$188,050

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
September 30, 2010 (unaudited)

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
September 30, 2010 (unaudited)

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

If, based upon current information and events, it is probable the company will be unable to collect all amounts due according to the contractual terms of the loan agreement; a loan may be designated as impaired. Impaired loans are included in management’s periodic analysis of recoverability. Any subsequent payments on impaired loans are applied to late fees and then to reduce first the accrued interest, then advances, and then unpaid principal balances.

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
September 30, 2010 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

Loans determined not to be individually impaired are grouped by the property type of the underlying collateral, and for each loan and for the total by property type, the amount of protective equity or amount of exposure to loss (i.e., the dollar amount of the deficiency of the fair value of the underlying collateral to the loan balance) is computed. Based on its knowledge of the borrowers and their historical (and expected) performance, and the exposure to loss as indicated in the analysis, management estimates an appropriate reserve by property type for probable credit losses in the portfolio.  Because the company is an asset-based lender and because specific regions, neighborhoods and even properties within the same neighborhoods, vary significantly as to real estate values and transaction activity, general market trends, which may be indicative of a change in the risk of a loss, are secondary to the condition of the property, the property type and the neighborhood/region in which the property is located, and do not enter substantially into the determination of the amount of the non-specific (i.e. general) reserves.

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

NOTE 3 – MANAGERS AND RELATED PARTIES

The following are commissions and/or fees that are paid to the managers or their affiliates:

- Loan brokerage commissions - For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the managers may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total company assets per year. The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the company.  Loan brokerage commissions paid by the borrowers were $9,450 and $0 for the three month periods ended September 30, 2010 and 2009, respectively, and $30,990 and $0 for the nine month periods ended September 30, 2010 and 2009, respectively.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
September 30, 2010 (unaudited)

NOTE 3 – MANAGERS AND RELATED PARTIES (continued)

- Loan administrative fees - RMC receives a loan administrative fee in an amount up to 1% of the principal amount of each new loan originated or acquired on the company's behalf by RMC for services rendered in connection with the selection and underwriting of potential loans.  Such fees are payable by the company upon the closing of each loan. Loan administration fees paid by the company were $2,700 and $0 for the three month periods ended September 30, 2010 and 2009, respectively, and $9,880 and $0 for the nine month periods ended September 30, 2010 and 2009, respectively.

- Processing and escrow fees - RMC receives processing and escrow fees for services in connection with notary, document preparation, credit investigation and escrow fees in an amount equal to the fees customarily charged by RMC for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the company.

- Mortgage servicing fees - Mortgage servicing fees of up to 0.25%, on an annual basis, of the unpaid principal of each loan are paid monthly to RMC, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. RMC is entitled to receive these fees regardless of whether specific mortgage payments are collected. The managers, in their sole discretion, may elect to accept less than the maximum amount of the mortgage servicing fee to enhance the earnings of the company. Mortgage servicing fees were $1,522 and $0 for the three month periods ended September 30, 2010 and 2009, respectively, and $3,171 and $0 for the nine month periods ended September 30, 2010 and 2009, respectively.

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

Asset management fees are summarized in the following table for the three and nine month periods ended September 30.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Maximum chargeable by managers	$8,938	$—	$16,513	$—
Waived by managers	(8,938)	—	(16,513)	—
Net charged	$—	$—	$—	$—

- Costs from RMC - RMC, a manager, is reimbursed by the company for operating expenses incurred on behalf of the company including, without limitation, accounting and audit fees, legal fees and expenses, postage, and the costs for preparation of reports to members, and out-of-pocket general and administration expenses. RMC was reimbursed for operating expenses totaling $1,134 and $0 for the three month periods ended September 30, 2010 and 2009, respectively, and $2,369 and $0 for the nine month periods ended September 30, 2010 and 2009, respectively.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
September 30, 2010 (unaudited)

NOTE 3 – MANAGERS AND RELATED PARTIES (continued)

 - Organization and offering expenses - RMC is entitled to receive reimbursement of organizational and offering expenses expended on behalf of the company. Through September 30, 2010, organizational and offering expenses totaled approximately $1,304,000.  Upon achieving the minimum unit sales of 1,000,000 units, the company became obligated to reimburse RMC for these costs up to an amount equal to 4.5% of gross offering proceeds until RMC has been fully reimbursed for organizational and offering expenses expended on behalf of the company.

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

Secured loan transactions are summarized in the following table for the nine months ended September 30.

2010
Unpaid principal balance, beginning of the year	$1,253,742
New loans	1,622,330
Borrower repayments	(293,989)
Unpaid principal balance, end of period	$2,582,083

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
September 30, 2010 (unaudited)

NOTE 4 – LOANS (continued)

Secured loans had the characteristics presented in the following table.

	September 30,	December 31,
	2010	2009
Number of secured loans	12	8
Secured loans – unpaid principal balance (or Principal)	$2,582,083	$1,253,742

Average secured loan	$215,174	$156,718
Average secured loan as percent of total secured loans	8.33%	12.50%
Average secured loan as percent of members’ capital	5.95%	13.94%

Largest secured loan	$330,348	$269,487
Largest secured loan as percent of total secured loans	12.79%	21.49%
Largest secured loan as percent of members’ capital	9.13%	23.98%
Largest secured loan as percent of total assets	7.09%	15.78%

Smallest secured loan	$98,196	$98,766
Smallest secured loan as percent of total secured loans	3.80%	7.88%
Smallest secured loan as percent of members’ capital	2.71%	8.79%
Smallest secured loan as percent of total assets	2.11%	5.78%

Number of counties where security is located (all California)	6	6
Largest percentage of secured loans in one county	42.03%	29.37%

Number of secured loans in foreclosure status	—	—
Secured loans in foreclosure – unpaid principal balance	$—	$—

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

Secured loans – interest rates (fixed)	8.75 – 11.00%	8.75 - 10.00%

As of September 30, 2010, the company’s largest loan in the unpaid principal balance of $330,348 represents 12.79% of outstanding secured loans and 9.13% of company assets. The loan is secured by a residential property located in San Francisco, California, bears an interest rate of 10.00% and matures on May 1, 2018.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
September 30, 2010 (unaudited)

NOTE 4 – LOANS (continued)

- Lien positions - Secured loans had the lien positions presented in the following table.

	September 30, 2010			December 31, 2009
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	7	$1,448,381	56%	5	$833,817	67%
Second trust deeds	5	1,133,702	44	3	419,925	33
Third trust deeds	—	—	—	—	—	—
Total secured loans	12	2,582,083	100%	8	1,253,742	100%
Liens due other lenders at loan closing		2,844,370			707,893

Total debt		$5,426,453			$1,961,635

Appraised property value at loan closing		$11,715,115			$4,442,021

Percent of total debt to appraised
values (LTV) at loan closing (1)		46.32%			44.16%

(1)
Based on appraised values and liens due other lenders at loan closing.  The loan to value computation does not take into account increases or decreases in security property values subsequent to the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any.

- Property type - Secured loans summarized by property type of the collateral are presented in the table following.

	September 30, 2010			December 31, 2009
	Loans	Principal	Percent	Loans	Principal	Percent
Single family (2)	11	$2,312,083	90%	8	$1,253,742	100%
Multi-family	1	270,000—	10	—	—	—
Commercial	—	—	—	—	—	—
Land	—	—	—	—	—	—
Total secured loans	12	$2,582,083	100%	8	$1,253,742	100%

(2)	Single family properties include owner-occupied and non-owner occupied single family homes, and condominium units.

- Scheduled maturities - Secured loans are scheduled to mature as presented in the following table.

Scheduled maturities	Loans	Principal	Percent
2010	—	$—	—%
2011	1	206,803	8
2012	—	—	—
2013	2	343,664	13
2014	2	229,271	9
Thereafter	7	1,802,345	70
Total secured loans	12	$2,582,083	100%

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
September 30, 2010 (unaudited)

NOTE 4 – LOANS (continued)

It is the manager’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date. For matured loans, the company may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

- Delinquent loans - The company did not have any secured loans more than 90 days delinquent in interest payments as of September 30, 2010 or December 31, 2009.

- Impaired loans - The company did not have any secured loans designated as impaired at September 30, 2010 or December 31, 2009.

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

(b)
Secured loans. The fair value of the secured loans of $2,623,000 and $1,260,000 at September 30, 2010 and December 31, 2009, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
September 30, 2010 (unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Loan commitments

The company may make construction and rehabilitation loans which are not fully disbursed at loan inception. The company typically approves the borrowers up to a maximum loan balance; however, disbursements are made periodically upon completion of phases of the construction or rehabilitation or as otherwise required under the loan documents. At September 30, 2010, there were no construction or rehabilitation loans and no undisbursed loan funds. The company does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

The company may negotiate various workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments.  The company was not obligated to fund additional money as of September 30, 2010.

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

If, based upon current information and events, it is probable the company will be unable to collect all amounts due according to the contractual terms of the loan agreement; a loan may be designated as impaired. Impaired loans are included in management’s periodic analysis of recoverability. Any subsequent payments on impaired loans are applied to late fees and then to reduce first the accrued interest, then advances, and then unpaid principal balances.

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

Loans determined not to be individually impaired are grouped by the property type of the underlying collateral, and for each loan and for the total by property type, the amount of protective equity or amount of exposure to loss (i.e., the dollar amount of the deficiency of the fair value of the underlying collateral to the loan balance) is computed.  Based on its knowledge of the borrowers and their historical (and expected) performance, and the exposure to loss as indicated in the analysis, management estimates an appropriate reserve by property type for probable credit losses in the portfolio.  Because the company is an asset-based lender and because specific regions, neighborhoods and even properties within the same neighborhoods, vary significantly as to real estate values and transaction activity, general market trends, which may be indicative of a change in the risk of a loss, are secondary to the condition of the property, the property type and the neighborhood/region in which the property is located, and do not enter substantially into the determination of the amount of the non-specific (i.e. general) reserves.

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

Contributed Capital

The managers are required to contribute to capital 1/10 of 1% of the aggregate capital accounts of the members. As of September 30, 2010 and December 31, 2009, a manager, Gymno Corporation, had contributed $4,189 and $1,322 respectively, as capital in accordance with Section 4.2 of the operating agreement. One percent of our net profits and one percent of our net losses will be allocated to our managers.

Results of Operations

The company’s operating results for the three and nine months ended September 30, 2010 are discussed below.  The company commenced operations in October, 2009.

	Results for the three months ended September 30, 2010		Results for the nine months ended September 30, 2010
	Dollars	Percent	Dollars	Percent
Revenues
Loans
Interest, net	$59,673	—%	$122,482	—
Late fees	—	—	99	—
Total loan revenue	59,673	—	122,581	—
Other interest	115	—	385	—
Other	—	—	100	—
Total revenues	59,788	—	123,066	—

Operating expenses
Mortgage servicing fees	1,522	—	3,171	—
Costs through Redwood Mortgage Corp.	1,134	—	2,369	—
Professional services	—	—	7,329	—
Other	658	—	2,854	—
Total operating expenses	3,314	—	15,723	—
Net income	$56,474	—%	$107,343	—

Please refer to the above table throughout the discussions of Results of Operations.

Revenue – Loans – Interest

Information related to the interest on loans, net of the amortization of loan administrative fees, is presented in the following table for the three and nine month periods ended September 30, 2010.

	Average	Stated
	Secured	Average	Effective
	Loan	Yield	Yield
	Balance	Rate	Rate
Three months	$2,434,584	9.58%	9.80%
Nine months	$1,690,791	9.53	9.66%

Operating Expenses

The mortgage servicing fee has been paid to RMC in accordance with the operating agreement. For the three and nine month periods ended September 30, 2010, RMC has waived the asset management fee and its right to be reimbursed by the company for certain professional fees while the loan balances and resultant revenue are small. There is no assurance that RMC will waive its right to receive such fees or reimbursements in future periods.

Allowance for Losses

The managers periodically review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, real estate held expenses, sales activities, and borrower’s payment records and other data relating to the loan portfolio. Data on the local real estate market and on the national and local economy are studied. Based upon this and other information, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of company operations. The company is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the managers expect the company will on occasion take back real estate security. At September 30, 2010, no loans within the company’s loan portfolio were past maturity and/or past due 90 days or more in interest payments. The company may occasionally enter into workout agreements with borrowers who are past maturity or delinquent in their regular payments. No company loans were subject to a workout agreement as of September 30, 2010. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full. Workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy.  Management expects the number of foreclosures and workout agreements will rise during difficult times and conversely fall during good economic times. Workouts and delinquencies are considered when management arrives at an appropriate allowance for loan losses and based on our experience, are reflective of our loan marketplace segment. Because of the number of variables involved, the magnitude of possible swings and the managers’ inability to control many of these factors, actual results, may sometimes differ significantly from estimates made by the managers.

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

Currently the credit and financial markets are facing a significant and prolonged disruption. As a result, loans are not readily available to borrowers or purchasers of real estate. Continued credit constraints could impact us and our borrowers’ ability to eventually sell properties or refinance their loans in the event they have difficulty making loan payments or their loan matures.  Borrowers are also generally finding it more difficult to refinance or sell their properties due to the general decline in California real estate values in recent years. The company’s loans generally have shorter maturity terms than typical mortgages.  As a result, any constraints on the ability of our borrowers to refinance their loans on or prior to maturity will likely have a negative impact on their ability to repay their loans and could result in a number of loans being designated as impaired.  If, based upon current information and events, it is probable the company will be unable to collect all amounts due according to the contractual terms of the loan agreement; a loan may be designated as impaired. Impaired loans are individually reviewed for ultimate collectability based on the fair value of the underlying collateral and the financial resources of the borrower.  In the event a borrower is unable to repay a loan at maturity due to its inability to refinance the loan or otherwise, the company may consider extending the maturing loan through workouts or modifications, or foreclosing on the property as the general partners deem appropriate based on their evaluation of each individual loan. A slow down or reduction in loan repayments would likely reduce the company’s cash flows and restrict the company’s ability to invest in new loans or provide earnings and capital distributions.

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

During the three and nine month periods ended September 30, 2010, the company, after allocation of syndication costs, made the following allocation of earnings both to the members who elected to participate in the distribution reinvestment plan, and those that chose to receive monthly distributions.

	Three Months	Nine Months
Reinvesting	$15,819	$29,592
Distributing	42,595	95,582
Total	$58,414	$125,174
Percent of members’
capital, electing distribution	73%	76%

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

Current Economic Conditions

The United States and California economies continue to suffer and feel the effects of the Great Recession. A sense of uncertainty reigns, leading consumers and businesses to remain cautious. The policy makers in the White House, Congress and Federal Reserve are frustrated with the persistent high rates of unemployment and the sluggish economic growth and continue to make attempts to stimulate the economy. These efforts have yet to manifest themselves in any sort of strong recovery or in significant reductions to unemployment.

Credit markets continue for the most part to be greatly curtailed and the de-leveraging of consumers and businesses continues through the current quarter. Financial institutions, in response to the difficult economic times, have increased underwriting standards and eliminated lending to perceived risky industries in their efforts to shore up balance sheets and credit quality. This has led to a dearth of available credit to many industries, particularly those involved with real estate such as construction, development, and lending for commercial and residential properties. Virtually all credit that is available for real estate is now being provided by the government through Fannie Mae, Freddie Mac, HUD, and FHA. These agencies are providing the vast majority of all single family and multi family financing. Without greater availability of credit, real estate will continue to suffer as owners and buyers cannot effectively buy, sell or refinance property, or otherwise take advantage of the current lower interest rate environment. A substantial number of sales transactions that do occur are distressed transactions or even short sales that wipe out the borrower’s equity.

Gross Domestic Product (GDP) was a negative 2.4 percent for the year 2009. In 2010, GDP began the first quarter with a 3.7 percent increase but that quickly slowed to a 1.7 percent increase in the second quarter and an estimated 2.0 percent increase in the third quarter. The falloff of GDP growth during the middle of 2010 has raised fears that the economy may fall into a deflationary cycle and that the recovery will be long and perhaps little improvement will seen in unemployment rates, possibly not rebounding until 2014.

Unemployment remains at historically high rates. At the end of 2009, the national unemployment rate had grown to 10 percent. In March 2010 the national unemployment rate declined to 9.7 percent, and then in June 2010 to 9.5 percent, however by October 2010 the unemployment rate had increased to 9.6 percent. In California, the unemployment rate reached 12.6 percent during the first quarter of 2010 – the all time high since statistics have been kept – and has dropped only slightly to 12.4 percent through September 2010. In many areas of California, the unemployment numbers are far higher, particularly in the central valleys and non-urban business centers. The stubbornly high unemployment levels both nationally and in California have many concerned that little recovery is taking place and that we may not be able to create jobs for a long time to come. Due to prolonged periods without work, workers who have lost their jobs might not be able to meet their financial obligations. Overall, the rise in unemployment and its continued historically high levels has caused significant worker concerns regarding their job security and lowered their confidence in their own financial circumstances.

With the general worsening of the United States economy during the Great Recession, delinquencies on real estate loans have risen dramatically, and are ongoing. In California, delinquencies and foreclosures are higher than the national averages. In the first quarter of 2009, the number of notices of default peaked at 135,431 – the highest number ever recorded. A total of 81,054, 70,051 and 83,261 notices of default were filed during the first, second and third quarters of 2010, respectively. Trustee sales, which reflect the number of houses or condominiums lost at the end of the foreclosure process, totaled 42,857, 47,669 and 45,377 for the first, second and third quarters of 2010, respectively. The all-time peak was 79,511 in the third quarter of 2008. Since this recession began, the sheer amount, quarter after quarter, of real estate taken back from borrowers continues to flood the market. In the third quarter of 2010, 35.5 percent of all homes sold were foreclosure resales.

Mortgage interest rates are a key factor in the affordability of real estate. The higher the interest rate, the less affordable real estate becomes. Mortgage interest rates are significantly influenced by the United States 10-year Treasury note rate. Following a downward trend in 2010 the ten year Treasury note rate has continued to fall throughout most of the second half of the year. During October 2010, the ten year Treasury note rate was 2.54 percent. Mortgage interest rates on 30 year fixed rate conforming loans followed the trend of the ten year Treasury note. As measured by Freddie Mac, 30 year fixed rate conforming loans reached their peak in May 2010 at 5.21 percent before descending to 4.17 percent (with an average 0.8 points) for the week ending November 11, 2010. The current 30 year mortgage interest rate is near historical lows. In spite of the current low interest rates, which would normally make homeownership more affordable, it appears that these rates are not a sufficient enough inducement to entice concerned consumers to take on mortgage debt. Borrowers are also facing tight underwriting standards which make it difficult to qualify for financing or refinancing at these rates.

In addition to mortgage rates, home prices also factor into affordability. Median home prices in California have declined from their highs in 2007 at $484,000. According to Dataquick, the median home price in California for March, June and September 2010 was $255,000, 270,000 and 265,000, respectively. The median home price in the nine-county San Francisco Bay Area reached its peak in June and July 2007 at $665,000. For the nine-county San Francisco Bay Area the median home price for March, June and September 2010 was $380,000, $410,000 and $395.000, respectively.

In California, Dataquick reports that 37,295, 43,964 and 33,176 homes and condominiums sold during March, June and September 2010, respectively. Each of these monthly sales volumes represents declines from 2009 levels. Sales in California peaked in 2004 at 65,793. On average, there are about 44,708 sales per month in California.  There is concern that declining sales volumes could begin to exert downward pressure on prices as inventories increase.

A return to a stable economic climate appears to be, at best, slow in arriving and perhaps will include periods of downturn. As sales volumes of homes remain depressed, this will put downward pressure on prices. The Treasury’s recent announcement to keep long term interest rates low may help to keep homes affordable and offer an offset to increased inventories of homes for sale. Another factor in the near term direction of residential real estate prices is the “shadow inventory” of properties that have or will be taken back by lenders.  The volume and timing of the shadow inventory supply entering the market may exert downward pressure upon residential real estate prices, posing a continuing risk that home prices might further decline.  Most analysts expect some further downward pressure on prices as unemployment remains high, credit remains tight (and in some asset classes is virtually non-existent), and consumer confidence remains low.

At a minimum, the remainder of 2010 will continue to be a challenging environment for the real estate industry with uncertainty being the biggest concern. Accordingly, the company continues to be selective in the mortgages that it approves for funding as to underwriting, location and property type criteria. The loans made have been able to achieve attractive pricing and low loan to value ratios, which is expected to continue as few lenders remain to compete in our niche of the lending market. Should the economy and specifically the real estate markets continue to languish these lending criteria including conservative low loan-to-value ratios that provide equity protection reduce substantially the risk of loan losses. Lending in this market requires a careful disciplined approach to selecting, servicing and collecting mortgages, which can build a loan portfolio of strong borrowers with excellent properties providing collateral

Contractual Obligations

None

PORTFOLIO REVIEW

Secured Loan Portfolio

We commenced active operations in October 2009, following our acceptance of subscriptions for the minimum offering amount.  As of September 30, 2010, we had twelve loans, totaling approximately $2,582,000. All of these loans are secured by properties located in California.  The amount of loans the company funds or acquires will depend upon the number of units sold in the offering and the resulting amount of the net proceeds available for investment in loans.

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

As of September 30, 2010, six of the company’s loans are secured by real property located in the San Francisco Bay Area counties (San Francisco, Alameda, San Mateo, Santa Clara, Contra Costa, Napa, Solano, Sonoma and Marin), representing approximately 54% of the outstanding secured loan portfolio. The remaining portfolio is primarily represented by loans secured by real estate located in Southern California.

Secured loan activity is recapped in the following table for the nine months ended September 30.

2010
Unpaid principal balance, beginning of the year	$1,253,742
New loans	1,622,330
Borrower repayments	(293,989)
Unpaid principal balance, end of period	$2,582,083

Secured loans had the characteristics presented in the following table at September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009
Number of secured loans	12	8
Secured loans – unpaid principal balance (or Principal)	$2,582,083	$1,253,742

Average secured loan	$215,174	$156,718
Average secured loan as percent of total secured loans	8.33%	12.50%
Average secured loan as percent of members’ capital	5.95%	13.94%

Largest secured loan	$330,348	$269,487
Largest secured loan as percent of total secured loans	12.79%	21.49%
Largest secured loan as percent of members’ capital	9.13%	23.98%
Largest secured loan as percent of total assets	7.09%	15.78%

Smallest secured loan	$98,196	$98,766
Smallest secured loan as percent of total secured loans	3.80%	7.88%
Smallest secured loan as percent of members’ capital	2.71%	8.79%
Smallest secured loan as percent of total assets	2.11%	5.78%

Number of counties where security is located (all California)	6	6
Largest percentage of secured loans in one county	42.03%	29.37%

Number of secured loans in foreclosure status	—	—
Secured loans in foreclosure – unpaid principal balance	$—	$—

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

Secured loans – interest rates (fixed)	8.75 – 11.00%	8.75 - 10.00%

As of September 30, 2010, the company’s largest loan in the unpaid principal balance of $330,348 represents 12.79% of outstanding secured loans and 7.09% of company assets. The loan is secured by a residential property located in San Francisco, California, bears an interest rate of 10.00% and matures on May 1, 2018.

- Lien positions - Secured loans had the lien positions presented in the following table.

	September 30, 2010			December 31, 2009
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	7	$1,448,381	56%	5	$833,817	67%
Second trust deeds	5	1,133,702	44	3	419,925	33
Third trust deeds	—	—	—	—	—	—
Total secured loans	12	2,582,083	100%	8	1,253,742	100%
Liens due other lenders at loan closing		2,844,370			707,893

Total debt		$5,426,453			$1,961,635

Appraised property value at loan closing		$11,715,115			$4,442,021

Percent of total debt to appraised
values (LTV) at loan closing (1)		46.32%			44.16%

(1)
Based on appraised values and liens due other lenders at loan closing.  The loan to value computation does not take into account increases or decreases in security property values subsequent to the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any.

- Property type - Secured loans summarized by property type of the collateral are presented in the following table.

	September 30, 2010			December 31, 2009
	Loans	Principal	Percent	Loans	Principal	Percent
Single family (2)	11	$2,312,083	90%	8	$1,253,742	100%
Multi-family	1	270,000—	10	—	—	—
Commercial	—	—	—	—	—	—
Land	—	—	—	—	—	—
Total secured loans	12	$2,582,083	100%	8	$1,253,742	100%

(2)	Single family properties include owner-occupied and non-owner occupied single family homes, and condominium units.

- Scheduled maturities - Secured loans are scheduled to mature as presented in the following table.

Scheduled maturities	Loans	Principal	Percent
2010	—	$—	—%
2011	1	206,803	8
2012	—	—	—
2013	2	343,664	13
2014	2	229,271	9
Thereafter	7	1,802,345	70
Total future maturities	12	2,582,083	100
Matured at September 30, 2010	—	—	—
Total secured loans	12	$2,582,083	100%

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

As of September 30, 2010, we had sold 5,218,886 units in the offering, for gross offering proceeds of $5,218,886, including 32,030 units issued under our distribution reinvestment plan and 3,850 units from premiums paid by RMC. From the gross offering proceeds of $5,218,886, we incurred approximately $352,022 in selling commissions and approximately $188,050 in organization and offering costs. The net offering proceeds were applied to investments in mortgage loans.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	President of Gymno Corporation, (Principal Executive Officer); Director of Gymno Corporation Secretary/Treasurer of Gymno Corporation (Principal Financial and Accounting Officer)	November 15, 2010

/S/ Michael R. Burwell
Michael R. Burwell	President Secretary/Treasurer of Redwood Mortgage Corp. (Principal Financial and Accounting Officer); Director of Redwood Mortgage Corp.	November 15, 2010

Exhibit 31.1
PRESIDENT AND CHIEF FINANCIAL OFFICER CERTIFICATION

I, Michael R. Burwell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Redwood Mortgage Investors IX, LLC, a Delaware Limited Liability Company (the “Registrant”);

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
November 15, 2010

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors IX, LLC (the “Company”) on Form 10-Q for the period ended September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify that to the best of my knowledge:

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
November 15, 2010