Form 10-K
period 2010-12-31
Redwood Mortgage Investors IX
filed 2011-03-31
CIK 1448038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2010

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
[   ] YES    [X] NO

The registrant’s units of membership interests are not publicly traded and therefore have no market value.  The registrant is currently conducting the ongoing initial public offering of its units pursuant to a Registration Statement on Form S-11, which are being sold at $1.00 per unit.

 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus, dated June 8, 2009, included as part of the Post Effective Amendment No. 3 to the Registration Statement on Form S-11 (SEC File No. 333-155428) filed with the SEC on January 31, 2011, are incorporated in the following sections of this report:

•	Part I – Item 1 - Business
•	Part III – Item 11 –Executive Compensation
•	Part III – Item 13 – Certain Relationships and Related Transactions, and Director Independence

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Index to Form 10-K

December 31, 2010

Part I

Forward-Looking Statements.

Certain statements in this Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the company and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future member withdrawals, 2011 annualized yield estimates and beliefs relating to the impact on the company from current economic conditions and trends in the financial and credit markets. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the Company has made loans.  All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Item 1 – Business

Overview

Redwood Mortgage Investors IX, LLC, is a Delaware limited liability company formed in October 2008, to make loans secured primarily by first and second deeds of trust on California real estate. Redwood Mortgage Corp. (RMC) and Gymno Corporation, both California Corporations, are the managers of the company. The address of the company and the managers is 900 Veterans Blvd., Suite 500, Redwood City, California 94063. The rights, duties and powers of the managers and members of the company are governed by the company’s operating agreement and the Delaware Limited Liability Company Act.

On November 18, 2008, the company filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (SEC) in connection with an offering of up to 150,000,000 units of its membership interests, at $1 per unit, to the public in its primary offering and 37,500,000 units, at $1 per unit, to its members pursuant to its distribution reinvestment plan. On June 8, 2009, the SEC declared the company’s Registration Statement effective and the company commenced its initial public offering.  The offering is ongoing and it may continue for up to a three year period from the June 2009 effectiveness date or may be terminated earlier by the managers in their discretion.  On October 5, 2009, we accepted subscriptions for, and held an initial closing on, subscriptions in excess of the minimum offering amount, and on October 6, 2009, $1,013,204 was released from the escrow account to the company. Upon the admission of additional members, we refunded to our initial member, Gymno Corporation, its $10,000 capital contribution and Gymno Corporation was withdrawn as the initial member.

The following summarizes the status of the offering proceeds, at $1 per unit, as of December 31, 2010:

•	Proceeds from investors in applicant status at December 31, 2010 (later accepted by the managers): $1,285,031.
•	Proceeds from total units sold in the primary offering from October 5, 2009, through December 31, 2010: $5,922,885
•	Proceeds under our distribution reinvestment plan from electing members: $55,318
•	Proceeds from premiums paid by RMC: $44,240 (1)

(1)
If a member acquired his units through an unsolicited sale, his capital account will be credited with his capital contribution plus the amount of the sales commissions, if any, paid by Redwood Mortgage Corp. that are specially allocated to the member.

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

We commenced active operations and began originating/funding loans in October 2009. The amount of loans the company funds or acquires will depend upon the number of units sold in the offering and the resulting amount of the net proceeds available for investment in loans. The company is scheduled to terminate in 2028, unless our term is extended by the vote of a majority in interest of the members or earlier sooner terminated as provided in the operating agreement.

Lending and Investment Guidelines, Objectives and Criteria

The company’s primary objectives are to make investments which will:

•	Yield a high rate of return from mortgage lending;
•	Preserve and protect our capital; and
•	Generate and distribute cash flow from operations to investors.

Loans are arranged and serviced by RMC. The company generally funds loans:

•	Secured by deeds of trust on real property located in California;
•	Providing for monthly payments of principal and interest at fixed rates, with payments calculated on a 30 year amortization basis;
•	Having maturities of 5 years or less, not to exceed 15 years.

At December 31, 2010, one exception to these general terms was:

•
One loan with principal of $877,500 (about 14% of our total assets) payable on an interest only basis and maturing in October 2011. As the portfolio grows within the near term, it is anticipated the single loan exceeding 10% of assets will fall under 10% of assets.

The cash flow and the income generated by the real property securing the loan factor into the credit decisions, as does the general creditworthiness, experience and reputation of the borrower. For loans secured by real property used commercially, such considerations though are subordinate to a determination that the value of the real property is sufficient, in and of itself, as a source of repayment. The amount of the our loan combined with the outstanding debt and claims secured by a senior deed of trust on the commercial real property generally will not exceed a specified percentage of the appraised value of the property (the loan to value ratio or LTV) as determined by an independent written appraisal at the time the loan is made. The loan-to-value ratio generally will not exceed 80% for residential properties (including multi-family), 75% for commercial properties, and 50% for land. The excess of the value of the collateral securing the loan over the total debt owing on the property, including the company’s loan, is the “protective equity”.

We believe our LTV policy gives us more potential protective equity than competing lenders who fund loans with a higher LTV. However, we may be viewed as an “asset” lender based on our emphasis on LTV in our underwriting process. Being an “asset” lender may increase the likelihood of payment defaults by borrowers. Accordingly, the company may have a higher level of loan-payment delinquency and loans designated as impaired for financial reporting purposes than that of lenders, such as banks and other financial institutions subject to federal and state banking regulations, which are typically viewed as “credit” lenders.

Recently enacted federal legislation impacts the lending to non-commercial residential borrowers by requiring that the lender consider a borrower’s ability to meet payment obligations specified in the loan documents.  While the implementing regulations are not yet finalized, the manager is monitoring developments and, if and when applicable will adjust underwriting and lending practices accordingly.  Residential lending on owner occupied properties that would be subject to the legislation and regulations generally has not been a significant portion of the loans made by the company’s manager.

The company’s investment criteria and policies are more fully described under the section entitled “Investment Objectives and Criteria”, on pages 61-67 of the company’s prospectus, dated June 8, 2009, which is incorporated herein by reference.

Secured Loan Portfolio

- Secured loans unpaid principal balance (principal) - Secured loan transactions are summarized in the following table for the years ended December 31.

	2010	2009
Principal, beginning of year	$1,253,742	$—
New loans added	2,709,830	1,254,177
Borrower repayments	(807,944)	(435)
Principal, end of year	$3,155,628	$1,253,742

- Loan characteristics - Secured loans had the characteristics presented in the following table.

	2010	2009
Number of secured loans	12	8
Secured loans – principal	$3,155,628	$1,253,742
Secured loans – interest rates range (fixed)	8.50-11.00%	8.75-10.00%

Average secured loan – principal	$262,969	$156,718
Average principal as percent of total principal	8.33%	12.50%
Average principal as percent of members’ capital	5.09%	13.94%
Average principal as percent of total assets	4.08%	9.17%

Largest secured loan – principal	$877,500	$269,487
Largest principal as percent of total principal	27.81%	21.49%
Largest principal as percent of members’ capital	16.99%	23.98%
Largest principal as percent of total assets	13.60%	15.78%

Smallest secured loan – principal	$97,997	$98,766
Smallest principal as percent of total principal	3.11%	7.88%
Smallest principal as percent of members’ capital	1.90%	8.79%
Smallest principal as percent of total assets	1.52%	5.78%

Number of counties where security is located (all California)	8	6
Largest percentage of principal in one county	27.81%	29.37%

Number of secured loans in foreclosure	—	—
Secured loans in foreclosure – principal	—	—

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of December 31, 2010, the company’s largest loan in the principal of $877,500 represents 27.81% of outstanding secured loans and 13.60% of company assets. The loan is secured by a residential property located in Santa Clara County, California, requires payments of interest only at an interest rate of 8.50% and matures on October 1, 2011.

Larger loans sometimes increase above 10% of the secured loan portfolio or company assets as these amounts decrease due to member withdrawals and loan payoffs and due to restructuring of existing loans.  As the portfolio grows within the near term, it is anticipated the single loan exceeding 10% of assets will fall under 10% of assets.

- Lien position - Secured loans had the lien positions presented in the following table.

	2010			2009
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	6	$1,813,697	57%	5	$833,817	67%
Second trust deeds	6	1,341,931	43	3	419,925	33
Third trust deeds	—	—	—	—	—	—
Total secured loans	12	3,155,628	100%	8	1,253,742	100%
Liens due other lenders at loan closing		3,464,067			707,893

Total debt		$6,619,695			$1,961,635

Appraised property value at loan closing		$11,565,115			$4,442,021

Percent of total debt to appraised
values (LTV) at loan closing (1)		57.24%			44.16%

(1)
Based on appraised values and liens due other lenders at loan closing. The loan to value computation does not take into account subsequent increases or decreases in security property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any.

- Property type - Secured loans summarized by property type are presented in the following table.

	2010			2009
	Loans	Principal	Percent	Loans	Principal	Percent
Single family	11	$2,885,924	91%	8	$1,253,742	100%
Multi-family	1	269,704	9	—	—	—
Commercial	—	—	—	—	—	—
Land	—	—	—	—	—	—
Total secured loans	12	$3,155,628	100%	8	$1,253,742	100%

- Scheduled maturities - Secured loans are scheduled to mature as presented in the following table.

	2010
	Loans	Principal	Percent
2011	2	$1,083,701	34%
2012	—	—	—
2013	1	97,997	3
2014	2	228,849	7
2015	5	1,150,890	36
Thereafter	2	594,191	20
Total secured loans	12	$3,155,628	100%

Loans may be repaid or refinanced before, at or after the contractual maturity date. On matured loans the company may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

- Delinquency - Secured loans summarized by payment delinquency are presented in the following table.

	2010	2009
30-89 days past due	$206,201	$—
90-179 days past due	—	—
180 or more days past due	—	—
Total past due	206,201	—
Current	2,949,427	1,253,742
Total secured loans	$3,155,628	$1,253,742

Loans designated as impaired and the allowance for loan losses are presented and discussed under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

- Distribution by California counties - The secured loans outstanding by California counties is presented in the following table at December 31, 2010.

California County	Principal	Percent

San Francisco Bay Area Counties
Santa Clara	$877,500	27.81%
San Francisco	594,190	18.82
San Mateo	422,867	13.40
Marin	248,320	7.87
Alameda	119,138	3.78
	2,262,015	71.68%

Southern California Counties
Los Angeles	573,902	18.18%
San Diego	210,000	6.66
Riverside	109,711	3.48
	893,613	28.32%

Total secured loans	$3,155,628	100.00%

Competition

The mortgage lending business is highly competitive, and the company will compete with numerous established entities, some of which have more financial resources and experience in the mortgage lending business. Major competitors in providing mortgage loans include banks, savings and loan associations, thrifts, conduit lenders, mortgage bankers, mortgage brokers, and other entities both larger and smaller than the partnership.

During the last several years many competitors, due to declines in real estate values, increases in loan delinquencies, foreclosures and/or liquidity issues have reduced or eliminated their real estate lending activity. Additionally, the declines in real estate values coupled with reduced overall sales and refinancing activity reduced the overall demand for loans. With the substantial real estate valuation declines that have taken place over the last several years far fewer borrowers have the ability to provide adequate security to back their loan requests. Underwriting standards have increased. Additionally, recent legislation has restricted loans that the company will consider funding. Competition from other lenders has declined with fewer active lenders in the market but fewer loan opportunities exist.  Those loans that qualify for funding have become more difficult to find.  The company has been able to capitalize on the reduction in lenders as it has experienced a relative increase in capital available for lending.  As additional capital is raised we can compete in funding more as well as larger loans which will further reduce competition.

Regulations

We are subject to various federal, state and local laws and regulations that affect our business, described below.  The description below and elsewhere in this Form 10-K, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

Regulations Applicable to Mortgage Lenders and Servicers.

We and RMC, which originates and services our loans, are heavily regulated by laws governing lending practices at the federal, state and local levels. In addition, proposals for further regulation of the financial services industry are continually being introduced.

These laws and regulations to which we and RMC are subject include those pertaining to:

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

Recent or Pending Legislation and Regulatory Proposals

The recent credit crisis has led to an increased focus by federal, state and local regulatory authorities on the entities engaged in financial-services industry (principally banks) generally and on the mortgage industry (principally as to residential lending to borrowers intending to occupy the residence). Federal and state regulators are considering a broad variety of legislative and regulatory proposals covering mortgage loan products, loan terms and underwriting standards, risk management practices and consumer protection, which could have a broader impact across the mortgage industry. In addition, the U.S. economy is currently experiencing a prolonged downturn in employment which has and will likely continue to cause increased delinquencies, continued home price depreciation and lower home sales. In response to these trends, the U.S. government and the Federal Reserve Board of Governors have taken several actions which are intended to increase economic activity and employment, stabilize the banking system, maintain lower interest rates, increase liquidity for lending institutions, and encourage activity in the housing market. These actions are intended to make it possible for qualified borrowers to obtain mortgage financing to purchase homes, refinance existing loans, avoid foreclosure on their homes, and to curb perceived lending abuses. It is too early to tell whether these legislative and regulatory initiatives, actions and proposals will achieve their intended effect or what impact they will have on our business and the mortgage industry generally.

In July 2010, the U.S. Congress enacted the Dodd Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), in part to impose enhanced regulatory requirements on banking entities and other organizations that are considered significant to U.S. financial markets. The Dodd-Frank Act also provides for reform of the asset-backed securitization market. We do not expect that these particular regulatory changes will have a material direct effect on our business or operations. However, the Dodd-Frank Act also imposes significant new regulatory restrictions on the origination of residential mortgage loans, under sections concerning "Mortgage Reform and Anti-Predatory Lending." For example, these provisions require that when a consumer loan is made, the lender must make a reasonable and good faith determination, based on verified and documented information concerning the consumer’s financial situation, whether the consumer has a reasonable ability to repay a residential mortgage loan before extending the loan. The Act calls for regulations prohibiting a creditor from extending credit to a consumer secured by a high-cost mortgage without first receiving certification from an independent counselor approved by a government agency. The Act also adds new provisions prohibiting balloon payments for defined high cost mortgages.

We do not believe the full impact on us of these and other provisions of the Dodd-Frank Act can be assessed until final regulations are released by the appropriate agencies. However, the Dodd-Frank Act’s requirements may have significant indirect effects on financial markets that impact our business in ways we cannot now foresee, and we may become subject to new regulations that may require us to modify our business model and adapt our lending and underwriting practices to comply therewith or may otherwise have a material adverse impact on our business, operations and/or cost of doing business.

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

•
Housing and Economic Recovery Act of 2008.  Enacted in July 2008, this legislation, among other things, established new Fannie Mae, Freddie Mac and FHA conforming loan limits and established a new Federal Housing Finance Agency. It also established the new “HOPE for Homeowners Program” to refinance existing borrowers meeting eligibility requirements into fixed-rate FHA mortgage products. This act also provided for a comprehensive, nationwide licensing and registry system for mortgage originators. The federal direction to states to adopt national loan originator licensing standards will be implemented in California through the California Department of Real Estate (DRE). Much of what has been adopted at the federal level has already been in effect in California under the DRE’s regulatory authority for a number of years. It is anticipated that new standards relating to continuing education requirements, among other things, will be incorporated into DRE regulations, once implemented.

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

•
Proposed Amendments to the U.S. Bankruptcy Code.  Since 2008, proposed legislation has been introduced before the U.S. Congress for the purpose of amending Chapter 13 in order to permit bankruptcy judges to modify certain terms in certain mortgages in bankruptcy proceedings, a practice commonly known as cramdown. Presently, Chapter 13 does not permit bankruptcy judges to modify mortgages of bankrupt borrowers. While the breadth and scope of the terms of the proposed amendments to Chapter 13 differ greatly, some commentators have suggested that such legislation could have the effect of increasing mortgage borrowing costs and thereby reducing the demand for mortgages throughout the industry. It is too early to tell when or if any of the proposed amendments to Chapter 13 may be enacted as proposed and what impact any such enacted amendments to Chapter 13 could have on the mortgage industry.  Some local and state governmental authorities have taken, and others are contemplating taking, regulatory action to require increased loss mitigation outreach for borrowers, including the imposition of waiting periods prior to the filing of notices of default and the completion of foreclosure sales and, in some cases, moratoriums on foreclosures altogether.

General Economic Conditions

The majority of the property the partnership owns and property securing the partnership’s loans is located in the nine San Francisco Bay Area counties and the Los Angeles metropolitan area. As a result, the health of the California economy, the California real estate market and the credit markets is of primary concern. All in all the credit markets are tight with the exception of financing for stabilized multi-family properties, and may not loosen up any time soon.  Credit markets may have changed forever from what they were just a few years ago.

After emerging from the longest and deepest post-World War II recession, the California economy, and the US economy as a whole, continued to struggle throughout 2010. Some economic indicators improved while others remained at historic lows or continued to decline.  In the United States, real GDP rose 2.8 percent in 2010, after having fallen 2.6 percent in 2009. The GDP increase was largely attributed to increases in net exports, consumer spending, nonresidential fixed investment, and inventory investment. Consumer spending (i.e. personal consumption) represented over 70 percent of GDP, and rose almost across the board in the third and fourth quarters of 2010.

Despite the GDP growth, activity in the credit markets continues for the most part to be greatly curtailed and the de-leveraging of consumers, financial institutions and commercial businesses continues.  Financial institutions, in response to the difficult economic times and an excess of real estate secured loans on their books, have increased underwriting standards and eliminated lending to perceived risky industries in their efforts to shore up balance sheets and credit quality.  Historically, the real estate industry has relied upon a ready supply of capital in the form of loans.  These funds generally came from government sponsored agencies such as Fannie Mae, Freddie Mac, FHA, jumbo loan securitizations, as well as commercial lending institutions of many types holding loans for their own accounts.

The new reality is that the credit market has changed and may not recover in the near term.  There is discussion that Fannie Mae and Freddie Mac the largest suppliers of credit for residential properties may be wound down.   Without willing holders of jumbo loans, a necessity for California residential real estate owners, California high value residential properties would face difficult transaction options; making high value California properties harder to finance and sell.

With the credit market remaining extremely constricted, obtaining mortgage loans is difficult for many potential borrowers. This is evidenced in many areas by the number of all cash real estate transactions taking place. In California, cash buyers purchased 27.8 percent of all homes sold in 2010, up from the previous annual peak of 26.0 percent in 2009. Over the past decade, cash buyers purchased a monthly average of 13.9 percent of the homes sold in California. However, since the credit crisis began in 2008, cash buyers have represented over 20 percent of buyers.  Stabilized multi-family properties are one of the current bright spots in the lending arena.  These properties because of their relatively predictable cash flows and expenses are garnering much attention from lenders in the market to make loans. The partnership has in recent years foreclosed upon many condominium projects and can leverage these multifamily properties at attractive rates and terms that exist today.  The financing that is available to this property type has allowed multi-family properties to recently begin increasing in value as demand from buyers has increased for multi family housing projects.

The national discussion centered on jobs in 2010, as unemployment rose in the United States from 9.3 percent in 2009 to 9.6 percent in 2010, the highest level since 1983. At the same time, unemployment rose in California to its highest level since records began in 1976. In December 2010, the state posted a 12.5 percent unemployment rate, up from 12.2 percent in December 2009. The Bay Area fared better than the state as a whole, with unemployment falling in the Silicon Valley from 11.5 percent in December 2009 to 10.7 percent in 2010 and in the San Francisco-Oakland region from 10.2 percent in December 2009 to 9.9 percent in 2010. Overall, the rapid rise in unemployment caused significant worker concerns regarding job security and lowered confidence in their own financial circumstances. Spending on new homes, upgrades to larger homes and upgrades to existing housing are all highly dependent upon consumer sentiment and financial circumstances. Until unemployment drops considerably or returns to more normal levels, residential real estate values and a more normal real estate market will be hard pressed to emerge and begin a solid recovery.

Consumers remained pessimistic in 2010. The Consumer Confidence Index is a measure of consumers’ optimism about the state of the economy. Consumer confidence is normally high when the unemployment rate is low and GDP growth is high. It is also true that consumers are more likely to spend when confidence is high. The Index is benchmarked at 100, meaning at that level the consumer is neither optimistic nor pessimistic. At the start of 2008, consumer confidence index was at 87.3. By December 2008, the index dropped to 38.6 before hitting a record low in February 2009 at 25.3. Confidence has since rebounded slightly and has ranged from the mid to upper 40s to mid 50s for much of 2009 and 2010. In 2010 consumer confidence peaked at 62.7, a level not seen since early 2008, but fell to the high 40s and low 50s for the remainder of the year.

The real estate market that occupied center stage throughout the Great Recession, became less of a focal point as the central topic shifted to jobs in 2010. Nevertheless, the struggles in the US and California real estate market remain critical to the nation’s recovery and the health of the partnership. Residential real estate investment fluctuated wildly in 2010, but declined overall by 10.3 percent year over year. Investment in nonresidential (commercial) structures declined steadily throughout the year, ending down 51.2 percent year over year.

According to Cushman & Wakefield, in the Silicon Valley strong leasing activity reduced the current overall office vacancy rate from 22.2 percent at the close of 2009 to of 21.3 percent at the end of 2010. While this is a move in the positive direction of lower vacancy it certainly does not indicate significant absorption. Until job growth resumes, much of the office space constructed since 2008 will remain vacant, rental rates will remain steady and tenant demand for new space will remain weak. The San Francisco office market showed some signs of stabilization in 2010, but job growth remains key for improvement in this market as well. Some migration in the tech sector from Silicon Valley to San Francisco helped drive leasing activity, but overall vacancy still increased from 14.8 percent at the end of 2009 to 15.2 percent at the end of 2010.

Perhaps closer to the consumer’s heart, national median home prices and sales volumes were both down from their 2009 levels. In 2010, median home prices fell 0.6 percent and sales volumes dropped 19.5 percent. The share of sales classified as distressed sales (e.g. bank-owned, short sales, etc) also rose to 28 percent in 2010, up from 27 percent in 2009 and 20 percent in 2008. In addition, CoreLogic released data showing that 11.1 million (23.1 percent) of all residential properties with a mortgage were in negative equity at the end of the fourth quarter of 2010, up from 10.8 million (22.5 percent) the previous quarter. Negative equity means that the borrower owes more than the value of the property. An additional 2.4 million borrowers had less than five percent equity, referred to as near-negative equity, in the fourth quarter. Together, negative equity and near-negative equity mortgages accounted for 27.9 percent of all residential properties with a mortgage nationwide. The borrowers that have mortgages larger than the value of their homes are in a difficult position along with their lenders. If the borrowers have difficulty making their payments and they are forced to sell their property they will not be able to generate sufficient proceeds from a sale to payoff their lenders unless they have sufficient cash assets that they choose to pay to the lender. Alternatively, they can let the lender take the property in satisfaction of their debt.  In these cases the home owner loses their home and the lender  loses  a portion of their debt  if they choose to sell the acquired property in the near term.   Additionally, borrowers with

negative equity will find most lenders unwilling to provide new or lower cost financing as there will be inadequate equity to provide a cushion should a borrower default upon their mortgage. This leaves borrowers with negative equity locked into their properties and bound to their existing lender for the foreseeable future.

At the state level, California median home prices fell 3.8 percent year over year to $254,000 in 2010 and sales volumes were down 11.7 percent year over year. On a positive note, in the fourth quarter of 2010 foreclosures dropped again in California to the lowest level in more than three years, down 17.5 percent from the fourth quarter 2009 and the lowest level since the second quarter of 2007. However, at the end of 2010, 31.8 percent of properties with a mortgage outstanding were reported as having negative equity, with an additional 4.5 percent having near negative equity. In other words, over a third of mortgages in California were “underwater.” The unsold inventory index is an indicator of house prices; when supply falls below seven months, it usually leads to price appreciation. The unsold inventory index has ranged from 4.6 and 6.6 months, a possible indication of the beginning of stability in the California housing market.

In San Francisco and the Silicon Valley, sales prices are up from 2009 but price growth is slowing. Median prices were up 1.3 percent in San Francisco and 1.0 percent in Silicon Valley for 2010. Sales growth in both regions continues to be weak as well, down 11.7 percent year over year in both regions as of year-end 2010. It appears that in the highly desirable San Francisco Bay area that the bottom of this real estate cycle has been reached or will soon be reached. If so, this would be an opportune time to lend in this selected region as competition from other lenders would likely be reduced and prudent lending with high protective equity would provide excellent collateral coverage for loans made at this time. However, calling the bottom of this market remains subject to significant uncertainties.

In the Los Angeles Area, December 2010 sales volumes were up 20.5 percent from November, but down 12.5 percent from December 2009. The December 2010 home sales figure was the lowest for that month since December 2007, and the second-lowest since 1995. The median price was $290,000 in December 2010, up 1.0 percent from November 2010, and up 0.3 percent from in December 2009.

Mortgage rates are also an important factor in the health of the real estate market. The cost of carrying a mortgage factors into the affordability of real estate, with lower rates making real estate more affordable. Throughout 2010 rates on a 30-year fixed mortgage remained relatively low, ranging from a high of 5.10 percent (with 0.7 points) in April to a low of 4.23 percent (with 0.8 points) in October. However, even with low rates, credit remains difficult to obtain for many borrowers. Until credit becomes more available, meaningful improvement in the real estate market will likely be stifled.

Overall, there are signs that economic conditions are improving. Unemployment has remained high but is not generally rising. Home prices fell on average but not nearly by the magnitudes in preceding years. Interest rates are remaining low and consumer sentiment while low is improving. The end of recessions and periods of home price depreciation is often one of the most opportune times to make loans. Borrowers that qualify for a mortgage, particularly under stringent underwriting guidelines are often the highest performing groups of borrowers in the long run. There is less competition from other lenders as they are still sitting on the sidelines. With well collateralized loans, low loan-to-value lenders should avoid the dangers of lending into a bubble market and face limited exposure to further real estate value declines.

The company views the current economic conditions as a desirable period in which to continue to grow its lending operations. Competition for loans should be limited and excellent lending opportunities will exist for those active lenders. The company can be selective in the loan opportunities that it will entertain, which, should help the company achieve its goal of a strong, profitable portfolio.

Item 1A – Risk Factors

In considering our future performance and any forward-looking statements made in this report, the material risks described below should be considered carefully. These factors should be considered in conjunction with the other information included elsewhere in this report.

MORTGAGE LENDING AND REAL ESTATE RISKS

You Will Be Unable to Evaluate Any Loans or Underlying Properties for Which We May Use Non-invested Cash in the Future

With respect to our cash available for funding future loans and any future proceeds, the offering is ongoing and it may continue for up to a three year period from the June 2009 effectiveness date or may be terminated earlier by the managers in their discretion.

• Investors must rely entirely on the judgment of our managers in investing the cash and proceeds.

• Investors will be unable to evaluate, in advance, any of the terms of the loans including the selection of borrowers, and the terms of the loans that will be made.

• Investors will have no ability to evaluate the identification or location of, or any other important economic and financial data pertaining to, the underlying properties that secure the loans.

• We could suffer delays in making loans or suffer loan defaults or impairment, which could adversely affect our ability to pay distributions to our members.

If We Are Unable to Raise Substantial Funds, We Will Be Limited in the Number and Type of Properties We May Finance
Pursuant to a registration statement we filed with the SEC in November 2008 and related prospectus and prospectus supplement, as amended, we are offering our units on a “best efforts” basis, whereby the broker-dealers participating in the offering are only required to use their best efforts to sell our units and have no firm commitment or obligation to purchase any of the units. As a result, we cannot assure you that any specific amount of gross proceeds will be raised, beyond amounts previously raised that are set forth elsewhere in this report, when we ultimately terminate the offering.  The minimum amount in the offering of $1 million was raised by October 2009 when we first released cash proceeds from escrow and admitted additional members.  The maximum amount of the offering, at $1 per unit, is up to 150,000,000 units in the primary offering and up to 37,500,000 units in the distribution reinvestment plan. If we are unable to raise substantially more proceeds than reported to date, we will originate and purchase fewer loans resulting in less diversification in terms of the number of properties financed, the geographic regions in which such properties are located and the types of properties securing the mortgages in which we invest. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase.  An investment in our units will be subject to greater risk to the extent that we lack a diversified portfolio of mortgage assets. In addition, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition and ability to pay distributions could be adversely affected if we are unable to raise substantial funds.

Suitable Mortgage Loans May Not Be Available From Time to Time, Which Could Reduce Your Return on Investment
Our managers receive referrals from a variety of sources, but will only make loans that satisfy our investment criteria. The ability to find suitable loans is more difficult when the economy is weaker and there is less activity in the real estate market. For example, currently the residential and commercial real estate markets in the San Francisco Bay Area are in a downturn, leading to less activity in the market and less demand for mortgage loans. In the event that the current decrease in demand for loans continues, we may be unable to find a sufficient number of suitable loans which could leave us with excess cash. In such event, we will make short term, interim investments in government obligations, certificates of deposit, money market or other liquid asset accounts, with the offering proceeds pending investment in suitable loans. Interest returns on these investments are usually lower than on mortgage loans, which would reduce the yield to holders of units, depending on how long these investments are held.

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

We Must Rely on Appraisals Which May Not Be Accurate or May Be Affected by Subsequent Events
We are primarily an “asset” rather than a “credit” lender and rely mainly on the real property securing the loans to protect our investment. We will rely on appraisals, prepared by unrelated third parties, to determine the fair market value of real property used to secure our loans. We cannot guarantee that such appraisals will, in any or all cases, be accurate.  If an appraisal is not accurate or subsequent events adversely affect the value of the property, our loan would not be as secure as we anticipated. In the event of foreclosure, we may not be able to recover our entire investment. Additionally, since an appraisal fixes the value of real property at a given point in time, subsequent events could adversely affect the value of real property used to secure a loan.

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

Unintended Violations of Usury Statutes May Adversely Affect Us
Usury laws impose restrictions on the maximum interest that may be charged on our loans. Subject to applicable requirements of California law, loans arranged by a licensed California real estate broker or a licensed California Finance Lender will be exempt from applicable California usury provisions. Since RMC, a licensed California real estate broker and a holder of a California Finance Lenders license, or CFL license, will arrange our loans, our loans should be exempt from applicable state usury provisions. Nevertheless, unintended violations of the usury statutes may occur.  In such an event, we may have insufficient cash to pay any damages, thereby adversely affecting our operations. We could also lose our entire investment. We also intend to apply for a CFL license in the name of Redwood Mortgage Investors IX, LLC to provide additional flexibility in establishing the usury exemption.

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

Larger Loans Result in Less Diversity and May Increase Risk
We can as a general rule decrease risk of loss from delinquent mortgage loans by investing in a greater total number of loans. Investing in fewer, larger loans generally decreases diversification of the portfolio and increases risk of loss and possible reduction of yield to our members in the case of a delinquency of such a loan.  However, since larger loans generally will carry a somewhat higher interest rate, our managers may determine, from time to time, that a relatively larger loan is advisable for us. Our maximum investment in a loan, when made will not exceed 10% of our then total assets.

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

Prior Public Mortgage Programs With Similar Investment Objectives Sponsored By Our Managers are Experiencing Declines in Cash Flows
Due to recent declines in real estate values and limited availability of credit in the current financial markets, and the resulting reduction in demand for real estate acquisition, many existing borrowers are experiencing difficulties in refinancing their loans or selling their properties to repay debt obligations. As a result, many mortgage lenders, including Redwood Mortgage Investors VI (“RMI VI”), Redwood Mortgage Investors VII (“RMI VII”) and Redwood Mortgage Investors VIII (“RMI VIII”), prior public mortgage programs sponsored by our managers, have experienced and continue to experience declines in cash flows from reduced loan payoffs and increased loan delinquencies. The investment objectives and strategy of these prior programs are substantially similar to ours. Like us, they make loans primarily secured by first and second deeds of trust on California real estate, including residential, commercial and multifamily properties, as well as land. From time to time, loan originations in one sector or property type become more active due to prevailing market conditions. As a result, in recent years RMI VIII’s portfolio has become more heavily weighted in residential condominiums and condominium complexes than in other property types. Availability of financing for condominium properties has been, and will likely continue to be, constricted and the stringent underwriting criteria used by lenders will cause fewer applicants to qualify for loan.

Faced with an increasing number of borrowers that are unable to meet their repayment obligations over the past years, RMI VIII has entered into an increasing number of workout agreements and filed a greater number of default notices than in the past. A workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full. By deferring maturity dates of balloon payments or deferring past due payments, however, workout agreements may adversely affect the lender’s cash flow. A foreclosure may result in RMI VIII becoming the owner of the real estate which originally secured the loan.

In this economic environment, RMI VIII has and will continue to acquire more real estate through foreclosures than it has historically. RMI VIII may choose to hold many of the properties it forecloses upon for periods of time rather than immediately selling the properties, particularly where the property has the potential to generate rental income or the value of the property can be enhanced through improvements. In the interim, this will result in RMI VIII being a holder of both debt and equity on California real estate and will require RMI VIII to expend time, effort and resources toward the management of such properties.

In response to the above conditions and in an effort to preserve cash for company operations in the current economic environment, in March 2009, RMI VIII, suspended payments to withdrawing partners until further notice and has since significantly reduced the amount of distributions made to investors. RMI VIII is unable to predict when suspension of liquidations will be lifted or the payment of distributions will increase, as it will depend on general economic and capital market conditions and recovery of the real estate market. RMI VIII will continue to be affected by these forces until such time as economic conditions improve or stabilize. In addition, due to declines in residential real estate values, RMI VI, RMI VII and RMI VIII have increased provisions for loan losses, and provided non-cash reserves to recognize the decline in the estimated market value of the collateral securing the loans, as required by GAAP.

RMI VIII’s bank loan/line of credit matured on June 30, 2010, which maturity date was subsequently extended to October 18, 2010. The line of credit and related loan agreement had required RMI VIII to comply with certain financial covenants. As a result of the increased loan loss provisions, RMI VIII reported a net loss for the quarter ended September 30, 2009 and for the year ended December 31, 2009, the partnership was in technical non-compliance with the profitability covenant set forth in the loan agreement. In the fourth quarter of 2009, the banks and the partnership entered into a forbearance agreement under which the banks agreed, among other things, to forbear from exercising its rights and remedies until January 20, 2010 (which, forbearance period was subsequently extended to October 18, 2010.)  The terms of the forbearance agreement included increasing the interest rate on the line of credit by 2.0 percentage points to the default rate (prime plus 1.5%) effective as of October 1, 2009 and charging a forbearance fee of $148,000. Other modifications of the loan terms included a reduction of the revolving loan commitment to $80 million; suspension of the revolving facility; and assignment of unassigned notes receivable secured by mortgages as additional collateral.

As of October 18, 2010, RMI VIII and the banks entered into an amended and restated loan agreement. The significant terms and conditions in the amended loan agreement include:  1) an extended maturity date of June 30, 2012; with continuing scheduled pay downs of the loan amount to maturity; 2) an interest rate of Prime plus 1.5% subject to a floor of 5.0%; 3) an annual facility fee (payable quarterly) of 0.5%; 4) required remittance to the banks of 70% of net proceeds from the sale or refinance of REO and/or net proceeds from loan payoffs in excess of $5 million; 5) required remittance of cash balances in excess of $12 million; 6) restrictions on use of cash including no new loans with the exception of refinance of existing loans, no expenditures in the ordinary course of business to preserve, maintain, repair, or operate property in excess of $1 million without prior written consent (subject to exclusions for funds set aside for REO projects and servicing of senior liens designated in the loan agreement), limitations on distributions to electing limited partners of an amount not to exceed a distribution rate of 2.1%; 7) a collateral covenant, and 8) a financial covenant.

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

We May Not Raise Sufficient Funds to Implement Our Investment Objectives
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

Our Anticipated Concentration of Mortgages in the San Francisco Bay Area Exposes Us to Greater Risks of Loss if the Local Economy Weakens
We expect that a significant majority of our loans will be secured by properties located in nine counties that comprise the San Francisco Bay Area (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, Marin, Napa, Solano and Sonoma). As is the case nationally, the residential and commercial real estate markets in California, including the San Francisco Bay Area, are in a downturn. Our anticipated concentration of loans in the San Francisco Bay Area exposes us to greater risk of loss if the economy in the San Francisco Bay Area weakens than would be the case if our loans were spread throughout California or the nation. The San Francisco Bay Area economy and/or real estate market conditions could be weakened by:

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

The Formation Loan May Be Forgiven Under Certain Circumstances
We will loan to RMC, a manager, funds in an amount equal to the sales commissions and amounts payable in connection with unsolicited sales. The formation loan will be an unsecured loan that will not bear interest and will be repaid in annual installments.  During the offering period, RMC will make annual installments of one-tenth of the principal balance of the formation loan as of December 31 of the prior year. Such payment will be due and payable by December 31 of the following year. Prior to the termination of the offering, the principal balance of the formation loan will increase as additional sales of units are made each year. Upon completion of the offering, the balance of the formation loan will be repaid in ten (10) equal annual installments of principal, without interest, commencing on December 31 of the year following the year the offering terminates.

A portion of the amount we receive from redeeming members as early redemption penalties may first be applied to reduce the principal balance of the formation loan.  This will have the effect of reducing the amount owed by RMC to us. If all or any one of the initial managers are removed as a manager by the vote of a majority in interest of the members and a successor or additional manager begins using any other loan brokerage firm for the placement of loans or loan servicing, RMC will be immediately released from any further payment obligation under the formation loan. If all of the managers are removed, no other managers are elected, the company is liquidated and RMC is no longer receiving payments for services rendered, we will forgive the debt on the formation loan and RMC will be immediately released from any further obligations under the formation loan. The non-interest bearing feature of the formation loan will have the effect of slightly diluting your rate of return, but to a much lesser extent than if we were required to bear all of our own syndication expenses out of the offering proceeds.

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

Conflicts May Arise From Our Managers’ Allocation of Time Between Us and Other Activities
Our managers and their affiliates have conflicts of interest in allocating the time of their personnel between us and other activities in which they are involved. RMC also provides loan brokerage services to investors other than us. As a result, there will exist conflicts of interest on the part of our managers between us and the other mortgage programs or investors with which they are affiliated at such time.

The Amount of Loan Brokerage Commissions and Other Compensation to Our Managers May Affect the Rate of Return to You.
None of the compensation payable to our managers was determined by arms length negotiations. We anticipate that the loan brokerage commissions charged to borrowers by RMC, one of our managers, will average approximately 2-5% of the principal amount of each loan, but may be higher or lower depending upon market conditions. Any increase in the loan brokerage commission charged on loans may have a direct, adverse effect upon the interest rates we charge on loans and thus the overall rate of return to you. This conflict of interest will exist in connection with every loan transaction, and you must rely upon the fiduciary duties of our managers to protect your interests.

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

Your Ability to Offset Income With Our Losses May be Limited
We are engaged in mortgage lending. For many of our investors most of our income is non-passive income for purposes of certain limitations on the use of losses from passive activities. It is possible, however, that the IRS could assert that our income is properly treated as portfolio income for purposes of those limitations. Such treatment is subject to the interpretation of complex Treasury regulations, and is dependent upon a number of factors, such as whether we are engaged in a trade or business, the extent to which we incur liabilities in connection with our activities, and the proper matching of the allocable expenses incurred in the production of income. There can be no assurance that an IRS challenge to our characterization of our income will not succeed. It also is possible that we might be unable to allocate expenses to the income produced, in which case members might find their ability to offset income with allocable expenses limited by the 2% floor on miscellaneous investment expenses.

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

You May be Subject to State and Local Tax Laws
The state in which you reside may impose an income tax upon your share of our taxable income. Furthermore, states such as California, in which we will own property, generally impose income tax upon a member’s share of the company’s taxable income considered allocable to such states, whether or not a member resides in that state. As a result, a nonresident member may be required to file a tax return in California and any other such state. Differences may exist between federal income tax laws and state and local income tax laws. We may be required to withhold state taxes from distributions to members in certain instances. You are urged to consult with your own tax advisers with respect to state and local taxation.

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

ERISA RISKS

Risks of Investment by Benefit Plan Investors and Other Tax-Exempt Investors
In considering an investment in the units, if you are an employee benefit plan subject to ERISA, you should consider (i) whether the investment satisfies the diversification requirements of Section 404(a)(1)(C) of ERISA; or (ii) whether the investment is prudent, since there may not be a market created in which you can sell or otherwise dispose of the units. In addition if you are a Benefit Plan Investor, including a tax-qualified pension or 401(k) plan or an IRA, you should consider (i) whether a distribution of units from a tax-qualified plan or IRA would be accepted by an IRA custodian as a rollover, and if not, the automatic 20% income tax withholding which you may need to satisfy out of other assets that you own; (ii) whether a required distribution from a tax-qualified plan or IRA commencing on the April 1 following the  calendar year in which you attain age 70½ or, with respect to a tax-qualified plan distribution, retire, if later, could cause you to become subject to income tax that you would need to satisfy out of other assets if you were not able to transfer the unit for cash; and (iii) whether interests in us or the underlying assets owned by us constitute “plan assets” for purposes of Section 406 of ERISA or Section 4975 of the Code which could cause certain transactions with us to constitute non-exempt prohibited transactions.  Finally, all  tax-exempt  investors,  including  tax-qualified  pension  and 401(k) plans  and  IRAs should consider  (i) whether  the investment will  impair  the liquidity  of  your  plan  or  other  entity;  and  (ii) whether  the  investment  will  create unrelated business taxable income for the plan or other entity. ERISA requires that the assets of a plan be valued at their fair market value as of the close of the plan year, and it may not be possible to adequately value the units from year to year, since there will not be a market for those units and the appreciation of any property may not be shown in the value of the units until we sell or otherwise dispose of our investments.

Item 1B – Unresolved Staff Comments

Because the company is not an accelerated filer, a large accelerated filer or a well-known seasoned issuer, the information required by Item 1B is not applicable.

Item 2 – Properties

As of December 31, 2010 and 2009, the company owns no properties.

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

Item 4 – Reserved

Part II

Item 5 – Market for the Registrant’s Units, Related Unitholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for the units, and we do not anticipate that one will develop.  There are substantial restrictions on transferability of units and accordingly an investment in the company is non-liquid.  Members have no right to withdraw from the company or to obtain the return of their capital account for at least one year from the date of purchase of units.  In order to provide a certain degree of liquidity, we have adopted a unit redemption program, whereby after the one year period, a member may redeem all or part of their units, subject to certain limitations summarized under "Unit Redemption Program" below..

Use of Public Offerings Proceeds

On November 18, 2008, the company filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (SEC File No. 333-155428) to offer up to 150,000,000 units ($150,000,000) of its membership interests to the public in its primary offering and 37,500,000 units ($37,500,000) to its members pursuant to its distribution reinvestment plan.  On June 8, 2009, the SEC declared the company’s Registration Statement effective and the company commenced its initial public offering.  The offering is ongoing and it may continue for up to a three year period from the June 2009 effectiveness date or may be terminated earlier by the managers in their discretion.  On October 5, 2009, we accepted subscriptions for, and held an initial closing on, subscriptions in excess of the minimum offering amount, and on October 6, 2009, $1,013,204 was released from the escrow account to the company. As of December 31, 2010, we had sold 6,022,444 units in the offering, for gross offering proceeds of $6,022,444, (including units issued under our distribution reinvestment plan). The outstanding units are held by 149 members.

From the subscription proceeds of $7,177,817, we incurred approximately $502,000 in selling commissions and from the subscriptions admitted of $5,922,885 (excluding units issued under our distribution reinvestment plan), we incurred approximately $267,000 in organization and offering costs. We intend to use substantially all of the net proceeds from the ongoing initial public offering to make loans.

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

During the year 2010, the company’s distributed annualized yield was 6.50%.

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

The company will attempt to redeem units quarterly, subject to certain limitations, and subject to the right of our managers, in their sole discretion, at any time, to reject any request for redemption, or to suspend or terminate the acceptance of new redemption requests without prior notice, or to terminate, suspend or amend the unit redemption program upon 30 days written notice.

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

During the year ended December 31, 2010, 66,730 units were redeemed under the unit redemption program.

Item 6 – Selected Financial Data (Not included as smaller reporting company)

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The company was formed on October 8, 2008 to engage in business as a mortgage lender. The company makes loans secured primarily by first and second deeds of trust on residential, investment or commercial property in California.  Loans are arranged and serviced by RMC. The company commenced active operations in October 2009 after it had accepted subscriptions for at least $1,000,000 of units in the offering. Prior to that time, the company was engaged only in organizational and offering activities.

On November 18, 2008, the company filed a Registration Statement on Form S-11 with the Securities and Exchange Commission to offer up to 150,000,000 units of its membership interests to the public in its primary offering and 37,500,000 units to its members pursuant to its distribution reinvestment plan. On June 8, 2009, the SEC declared the company’s Registration Statement effective and the company commenced its initial public offering. The offering is ongoing and it may continue for up to a three year period from the June 2009 effectiveness date or may be terminated earlier by the managers in their discretion.  Offering proceeds will be released to the company and applied to investments in mortgage loans and the payment or reimbursement of organization and offering expenses. The amount of loans the company funds or acquires will depend upon the number of units sold in the public offering and the resulting amount of the net proceeds available for investment in loans.

The company will experience a relative increase in liquidity if and when additional subscriptions for units are received and a relative decrease in liquidity as net offering proceeds are expended in connection with the funding and acquisition of loans and the payment or reimbursement of organization and offering expenses.

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

Appraisals of commercial real property generally present three approaches to estimating value:  1) market comparables or sales approach; 2) cost to replace and 3) capitalized cash flows or investment approach.  These approaches may or may not result in a common, single value. The market-comparables approach may yield several different values depending on certain basic assumptions, such as, determining highest and best use (which may or may not be the current use); determining the condition (e.g. as-is, when-completed, or for land when-entitled); and determining the unit of value (e.g. as a series of  individual unit sales or as a bulk disposition). Further complicating this process, which is already subject to judgment, uncertainty and imprecision are the current low transaction volumes in the residential, commercial and land markets, and the variability that has resulted. This exacerbates the imprecision in the process, and requires additional considerations and inquiries as to whether the transaction was entered into by a willing seller into a functioning market or was the transaction completed in a distressed market, with the predominant number of sellers being those surrendering properties to lenders in partial settlement of debt (as is prevalent in the residential markets and is occurring more frequently in commercial markets) and/or participating in “arranged sales” to achieve partial settlement of debts and claims and to generate tax advantage. Either way, the present market is at historically low transaction volumes with neither potential buyers nor sellers willing to transact. In certain asset classes the time elapsed between transactions – other than foreclosures – was 12 or more months.

The uncertainty in the process is exacerbated by overt (over)conservatism and caution exercised by appraisers. Criticized - as having contributed to the asset bubble by inflating values – beginning in the immediate aftermath of the market and economic crisis, as a class the tendency of appraisers now is seemingly to (over)compensate by searching out or over-weighting lower sales comparables, thereby depressing values. It also may be reflective of the tendency in distressed market for lesser-quality properties to transact while upper echelon properties remain off the market – or come on and off the market – because these owners believe in the intrinsic value of the properties (and the recoverability of that value) and are unwilling to accept “vulture” offers. This accounts for the ever lower transaction volumes for better and upper echelon properties which exacerbate the perception of a broadly declining market in which each succeeding transaction establishes a new low.

Management has the requisite familiarity with the markets it lends in generally and of the properties lent on specifically to analyze sales-comparables and assess their suitability/applicability. Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability. These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties – on and off the market – that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types.

Loans and interest income

Loans and advances generally are stated at the principal amount. Management has discretion to pay amounts (advances) to third parties on behalf of borrowers to protect the company’s interest in the loan. Advances include, but are not limited to, the payment of interest and principal on a senior lien to prevent foreclosure by the senior lien holder, property taxes, insurance premiums, and attorney fees. Advances generally are stated at the principal and accrue interest until repaid by the borrower.

The company may fund a specific loan origination net of an interest reserve to insure timely interest payments at the inception (one to two years) of the loan. As monthly interest payments become due, the company funds the payments into the affiliated trust account. In the event of an early loan payoff, any unapplied interest reserves would be first applied to any accrued but unpaid interest and then as a reduction to the principal.

If events and or changes in circumstances cause management to have serious doubts about the collectibility of the payments of interest and principal in accordance with the loan agreement, a loan may be designated as impaired. Impaired loans are included in management’s periodic analysis of recoverability. Any subsequent payments on impaired loans are applied to late fees and then to reduce first the accrued interest, then advances, and then principals.

From time to time, the company may negotiate and enter into contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments which can delay and/or alter the loan’s cash flow and delinquency status.

Interest is accrued daily based on the principal of the loans. An impaired loan continues to accrue as long as the loan is in the process of collection and is considered to be well-secured. Loans are placed on non-accrual status at the earlier of management’s determination that the primary source of repayment will come from the foreclosure and subsequent sale of the collateral securing the loan (which usually occurs when a notice of sale is filed) or when the loan is no longer considered well-secured. When a loan is placed on non-accrual status, the accrual of interest is discontinued; however, previously recorded interest is not reversed. A loan may return to accrual status when all delinquent interest and principal payments become current in accordance with the terms of the loan agreement.

Loan administration fees are capitalized and amortized over the life of the loan on a straight-line method which approximates the effective interest method.

Allowance for loan losses

Loans and the related accrued interest and advances are analyzed on a periodic basis for ultimate recoverability. Delinquencies are identified and followed as part of the loan system. Delinquencies are determined based upon contractual terms. For impaired loans, a provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral values, such that the net carrying amount (principal, plus advances, plus accrued interest less the specific allowance) is reduced to the present value of future cash flows discounted at the loan’s effective interest rate, or, if a loan is collateral dependent, to the estimated fair value of the related collateral net of any senior loans, which would include costs to sell in arriving at net realizable value if planned disposition of the asset securing a loan is by way of sale. Loans that are determined not to be individually impaired are grouped by the property type of the underlying collateral, and for each loan and for the total by property type, the amount of protective equity or amount of exposure to loss (i.e., the dollar amount of the deficiency of the fair value of the underlying collateral to the loan balance) is computed. Based on its knowledge of the borrowers and their historical (and expected) performance, and the exposure to loss, management estimates an appropriate reserve by property type for probable credit losses in the portfolio.

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

The FASB issued ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” The amendments in ASU 2011-01 temporarily delayed the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay was intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The deferral in ASU 2011-01 was effective January 19, 2011 (date of issuance).

Related Parties

The managers of the company are RMC and Gymno Corporation. The company's business is conducted primarily through RMC, which arranges, services and maintains the loan portfolio for the benefit of the company. The fees received by the managers are paid pursuant to the operating agreement and are determined at the sole discretion of the mangers within the prescribed limits. The following is a list of various activities for which related parties are compensated:

The following commissions and fees are paid by borrowers.

Loan brokerage commissions

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, RMC may collect a loan brokerage commission that is expected to range from approximately 2% to 5% of the principal amount of each loan made during the year. Total loan brokerage commissions are limited to an amount not to exceed 4% of the total company assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the company. In 2010 and 2009, loan brokerage commissions paid by the borrowers were $54,840 and $18,095, respectively.

Other fees

RMC or Gymno will receive fees for processing, notary, document preparation, credit investigation, reconveyance, and other mortgage related fees.  The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the company. In 2010 and 2009, these fees totaled $4,452 and $3,306, respectively.

The following fees are paid by the company.

Loan administrative fees

RMC will receive a loan administrative fee in an amount up to 1% of the principal amount of each new loan originated or acquired on the company's behalf by RMC for services rendered in connection with the selection and underwriting of potential loans.  Such fees are payable by the company upon the closing of each loan. In 2010 and 2009, the loan administration fees paid by the company to RMC were $20,755 and $10,054, respectively.

Mortgage servicing fees

Mortgage servicing fees of up to 0.25%, on an annual basis, of the unpaid principal of each loan will be paid monthly to RMC, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. RMC is entitled to receive these fees regardless of whether specific mortgage payments are collected. RMC, in its sole discretion, may elect to accept less than the maximum amount of the mortgage servicing fee to enhance the earnings of the company. An increase or decrease in this fee within the limits set by the operating agreement directly impacts the yield to the members. There is no assurance that RMC will waive fees in the future. RMC does not use any specific criteria in determining the exact amount of fees to be waived.

Mortgage servicing fees paid to RMC are presented in the following table for the years ended December 31.

	2010	2009
Maximum chargeable	$4,777	$231
Waived	—	—
Charged	$4,777	$231

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

The managers, in their sole discretion, may elect to accept less than the maximum amount of the asset management fee to enhance the earnings of the company. An increase or decrease in this fee within the limits set by the operating agreement directly impacts the yield to the members. There is no assurance that RMC will waive fees in the future. RMC does not use any specific criteria in determining the exact amount of fees to be waived.

Asset management fees paid to the managers are presented in the following table for the years ended December 31.

	2010	2009
Maximum chargeable	$26,286	$1,289
Waived	(26,286)	—
Charged	$—	$1,289

Clerical costs through RMC

Our managers and their affiliates are reimbursed by the company for all operating expenses incurred on behalf of the company, including without limitation, out-of-pocket general and administration expenses of the company, accounting and audit fees, legal fees and expenses, postage, and preparation of reports to the managers. During 2010 and 2009, the company incurred $3,971 and $0, respectively, for these expenses.

Syndication costs

The company bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses and filing fees.  Syndication costs are charged against members’ capital and are being allocated to individual members consistent with the company's operating agreement.

RMC is entitled to receive reimbursement of organizational and syndication costs expended on behalf of the company.  Through December 31, 2010, organizational and syndication costs totaled approximately $1,400,000. The company is obligated to reimburse RMC for these costs up to an amount equal to 4.5% of gross offering proceeds until RMC has been fully reimbursed for such costs. RMC is responsible for any portion of such costs exceeding 4.5% of gross offering proceeds. Based upon gross offering proceeds of $5,922,885 through December 31, 2010, the company reimbursed RMC for $266,530 in organizational and syndication costs (representing approximately 4.5% of the gross offering proceeds).

Through December 31, 2010, syndication costs had been incurred by the company with the following distribution:

Costs incurred	$267,162
Early withdrawal penalties applied	(632)
Allocated to date	—

December 31, 2010 balance	$266,530

Contributed Capital

The managers are required to contribute to capital 1/10 of 1% of the aggregate capital accounts of the members. As of December 31, 2010 and 2009, a manager, Gymno Corporation, had contributed $5,933 and $1,322, respectively, as capital in accordance with Section 4.2 of the operating agreement. One percent of our net profits and one percent of our net losses will be allocated to our managers.

Sales commissions – “Formation loan” to RMC

Sales commissions relating to the purchase of units by members in the primary offering are not paid directly by us out of the offering proceeds.  Instead, the company loans to RMC, a manager, amounts necessary to pay all sales commissions and amounts payable in connection with unsolicited sales. This loan, referred to as the formation loan, is unsecured and non-interest bearing and is applied to reduce member capital in the balance sheets. The sales commissions range between 0 (for units sold by the managers) and 7.0%. The formation loan will be repaid over a period of 10 years following the completion of the offering and will be reduced partially by a portion of early redemption penalties paid to us. The amount of the annual installments paid by RMC is determined at annual installments of one-tenth of the principal balance of the formation loan at December 31 of the prior year until the offering period is closed. Thereafter, the remaining formation loan is paid in ten equal amortizing payments over a period of ten years, beginning the year after the offering is terminated. No selling commissions will be paid in connection with sales of units under our distribution reinvestment plan or premiums paid by RMC.

As of December 31, 2010, the aggregate principal amount of the formation loan totaled $487,674, which was 7.00% of members’ contributions (including members in applicant status) of $7,177,817.

- Formation loan - Formation loan transactions are presented in the following table for the year ended December 31.

	2010	2009
Member contributions to date	$7,177,817	$1,895,433

Balance, beginning of year	$132,680	$—
Formation Loan made	369,767	132,680
Unamortized discount on imputed interest	(51,875)	(19,532)
Formation Loan made, net	450,572	113,148

Repayments received	(13,268)	—
Early withdrawal penalties applied	(1,505)	—
Formation loan, net	435,799	113,148

Unamortized discount on imputed interest	51,875	19,532
Balance, end of year	$487,674	$132,680

Percent loaned	7.00%	7.00%

The formation loan has been deducted from members’ capital in the balance sheets. As amounts are collected from RMC, the deduction from capital will be reduced. Interest has been imputed at the market rate of interest in effect at the end of each quarter for the new additions to the loan.

Results of Operations

The company’s operating results are discussed below for the years ended December 31, 2010 and 2009.

	Changes for the year 2010(1)
	Dollars	Percent
Revenue
Interest income
Interest on loans	$174,569	1,500%
Imputed interest on formation loan	2,562	—
Other interest, net	(925)	(43)
Total interest income	176,206	1,277

Interest expense
Amortization of discount on imputed interest	2,562	—
Total interest expense	2,562	—

Net interest income	173,644	1,258

Late fees	356	—
Other	(3,750)	(97)
Total revenues, net	170,250	965

Provision for loan losses	—	—

Operating expenses
Mortgage servicing fees	4,546	1,968
Asset management fees	(1,289)	(100)
Clerical costs through RMC	3,971	—
Professional services	7,329	—
Other	4,064	196
Total operating expenses	18,621	518
Net income	$151,629	1,079%

(1)       The company commenced operations in October 2009.

Please refer to the above table throughout the discussions of Results of Operations.

Revenue – Interest on loans

2010 was the first full year of operating results, compared to only three months of operations in 2009.  The increase in interest on loans is due to the growth of the secured loan portfolio. The average secured loan portfolio balance, the stated average yield and the effective average yield rate for 2010 and 2009, are shown in the table below.

	2010	2009
Average Secured Loan Balance	$1,930,779	$368,897
Stated Average Yield Rate	9.59%	9.52%
Effective Yield Rate	9.64%	9.52%

Operating Expenses

2010 was the first full year of operating results, compared to only three months of operations in 2009. During 2010 RMC waived asset management fees of $26,286 and absorbed several professional services including approximately $76,000 in accounting fees. There is no assurance that RMC will waive its right to receive such fees or reimbursements in future periods.

Net Income

During 2010 and 2009 the company’s distributed annualized yield was 6.50% and 6.50%, respectively. The company’s cash distributions for limited members (excluding redemptions) during 2010 and 2009 were $203,976 and $13,914, respectively.

Net income recorded for limited members under GAAP was $164,028. The difference between GAAP income and actual cash distributions was due to the managers anticipating funding additional quality loans prior to year end which due to the financial markets and the general economic conditions did not present themselves. The managers believe in 2011 the difference will be recouped and therefore are not anticipating a capital reduction. Subsequent to year end the company has funded or purchased in excess of $3 million of loans.

Allowance for Losses

The managers periodically review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, real estate held expenses, sales activities, and borrower’s payment records and other data relating to the loan portfolio. Data on the local real estate market and on the national and local economy are studied. Based upon this and other information, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of company operations. The company is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the managers expect the company will on occasion take back real estate security. At December 31, 2010, no loans within the company’s loan portfolio were past maturity and/or past due 90 days or more in interest payments. The company occasionally enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments. No company loans were subject to a workout agreement as of December 31, 2010. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full. These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. Management expects the number of foreclosures and workout agreements will rise during difficult times and conversely fall during good economic times. These workouts and delinquencies have been considered when management arrived at an appropriate allowance for loan losses and based on our experience, are reflective of our loan marketplace segment. Because of the number of variables involved, the magnitude of possible swings and the managers’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the managers.

Since inception, one of the company’s loans has become delinquent (30 days) and the company has not filed any notices of default against borrowers. During the current, prolonged real estate downturn and recession, borrowers generally have struggled to make their scheduled loan payments. In the past, such borrowers would typically sell or refinance their property to repay the loan. However, real estate markets have been hurt by slow sales and by lower property values making the sale of property difficult. In addition, the deterioration of credit markets including all segments of real estate lending markets, more stringent borrower and property underwriting standards, reduced property values, lower loan to value lending ratios and a general lack of desire by traditional lending institutions to lend money secured by real estate have all contributed to significantly reduced credit availability to borrowers and potential real estate buyers. These dramatic changes have severely constrained credit and greatly hampered the ability of borrowers to refinance or sell their properties as a means of repayment of maturing debt in the event they find themselves unable to make their monthly loan payment. Delinquencies higher than experienced by traditional lending institutions are typical of our market segment and the company expects to have a level of delinquency higher than banking institutions within its portfolio.

At December 31, 2010 and 2009, the company had not recorded an allowance for loan losses as no loans were designated as impaired and all loans had protective equity such that collection was assured for amounts owing.

Liquidity and Capital Resources

The company relies upon sales of units, loan payoffs, borrowers' mortgage payments, and, to a lesser degree, if obtained a line of credit, or proceeds from real estate owned financing or sales, should the company acquire the collateral securing our loans, for the source of funds for loans. Recently, mortgage interest rates have been at historically low levels. If interest rates were to increase substantially, the yield of the company’s loans may provide lower yields than other comparable debt-related investments. In such event, unit purchases by prospective members could decline, which would reduce our overall liquidity. Additionally, if, as expected, we make primarily fixed rate loans, if interest rates were to rise, the likely result would be a slower prepayment rate for the company. This could cause a lower degree of liquidity as well as a slowdown in the ability of the company to invest in loans at the then current interest rates. Conversely, in the event interest rates were to decline, we could see both or either of a surge of unit purchases by prospective members, and significant borrower prepayments, which, if we can only obtain the then existing lower rates of interest may cause a dilution of our yield on loans, thereby lowering our overall yield to members. We, to a lesser degree, expect to rely upon a line of credit to fund loans. To date we have not obtained a line of credit.  Generally, our loans are anticipated to be fixed rate, whereas a credit line will likely be a variable rate loan. In the event of a significant increase in overall interest rates, a credit line rate of interest could increase to a rate above the average portfolio rate of interest. Should such an event occur, the managers would desire to pay off the line of credit. Retirement of a line of credit would reduce our overall liquidity. Once we make loans, we expect that cash will constantly be generated from borrower payments of interest, principal and loan payoffs and that cash flow will exceed company expenses, earnings and unit redemptions. Excess cash flow, if any, will be invested in new loan opportunities, when available, and will be used to reduce a credit line or in other company business.

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

During 2010 and 2009, the company, after allocation of syndication costs, made the following allocation of earnings both to the members who elected to participate in the distribution reinvestment plan, and those that chose to receive monthly distributions.

	2010	2009
Reinvesting	$52,880	$2,439
Distributing	151,095	11,476
Total	$203,975	$13,914

Percent of members’ capital, electing distribution	74%	82%

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

The table below sets forth actual liquidations for the past two years.

	Year ended December 31,
	2010	2009
Capital liquidations-without penalty	$40,000	$—
Capital liquidations-subject to penalty	26,730	—
Total	$66,730	$—

While the managers have set an estimated value for the units, such determination may not be representative of the ultimate price realized by a member for such units upon sale. No public trading market exists for the units and none is likely to develop.  Thus, there is no certainty the units can be sold at a price equal to the stated value of the capital account.

Contractual Obligations Table – None

PORTFOLIO REVIEW

Secured Loan Portfolio

The company generally funds loans with a fixed interest rate and a five-year term. As of December 31, 2010, 83% of the company’s loans (representing 81% of the aggregate principal of the company’s loan portfolio) have a five year term or less from loan inception.  The remaining loans have terms longer than five years. As of December 31, 2010, one loan outstanding (representing 28% of the aggregate principal balance of the company’s loan portfolio) provides for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

The cash flow and the income generated by the real property securing the loan factor into the credit decisions, as does the general creditworthiness, experience and reputation of the borrower. Such considerations typically are subordinate to a determination that the value of the real property is sufficient, in and of itself, as a source of repayment. The amount of the company’s loan combined with the outstanding debt and claims secured by a senior deed of trust on the property generally will not exceed a specified percentage of the appraised value of the property (the loan to value ratio or LTV) as determined by an independent written appraisal at the time the loan is made. The loan-to-value ratio generally will not exceed 80% for residential properties (including multi-family), 75% for commercial properties, and 50% for land. The excess of the total debt, including the company’s loan, and the value of the collateral is the protective equity.

As primarily an “asset” lender, the company’s reduced emphasis on the creditworthiness of a borrower may increase the risk of defaults on loans made by the company. Accordingly, the company may have a level of delinquency within its portfolio that is generally higher than that of traditional lending and banking institutions which are typically “credit” lenders.

- Secured loans unpaid principal balance (principal) - Secured loan transactions are summarized in the following table for the years ended December 31.

	2010	2009
Principal, beginning of year	$1,253,742	$—
New loans added	2,709,830	1,254,177
Borrower repayments	(807,944)	(435)
Principal, end of year	$3,155,628	$1,253,742

- Loan characteristics - Secured loans had the characteristics presented in the following table.

	2010	2009
Number of secured loans	12	8
Secured loans - principal	$3,155,628	$1,253,742
Secured loans – interest rates range (fixed)	8.50-11.00%	8.75-10.00%

Average secured loan - principal	$262,969	$156,718
Average principal as percent of total principal	8.33%	12.50%
Average principal as percent of members’ capital	5.09%	13.94%
Average principal as percent of total assets	4.08%	9.17%

Largest secured loan – principal	$877,500	$269,487
Largest principal as percent of total principal	27.81%	21.49%
Largest principal as percent of members’ capital	16.99%	23.98%
Largest principal as percent of total assets	13.60%	15.78%

Smallest secured loan – principal	$97,997	$98,766
Smallest principal as percent of total principal	3.11%	7.88%
Smallest principal as percent of members’ capital	1.90%	8.79%
Smallest principal as percent of total assets	1.52%	5.78%

Number of counties where security is located (all California)	8	6
Largest percentage of principal in one county	27.81%	29.37%

Number of secured loans in foreclosure	—	—
Secured loans in foreclosure – principal	—	—

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of December 31, 2010, the company’s largest loan in the principal of $877,500 represents 27.81% of outstanding secured loans and 13.60% of company assets. The loan is secured by a residential property located in Santa Clara County, California, bears an interest rate of 8.50% and matures on October 1, 2011.

Larger loans sometimes increase above 10% of the secured loan portfolio or company assets as these amounts decrease due to member withdrawals and loan payoffs and due to restructuring of existing loans.  As the portfolio grows within the near term, it is anticipated the single loan exceeding 10% of assets will fall under 10% of assets.

- Lien position - Secured loans had the lien positions presented in the following table.

	2010			2009
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	6	$1,813,697	57%	5	$833,817	67%
Second trust deeds	6	1,341,931	43	3	419,925	33
Third trust deeds	—	—	—	—	—	—
Total secured loans	12	3,155,628	100%	8	1,253,742	100%
Liens due other lenders at loan closing		3,464,067			707,893

Total debt		$6,619,695			$1,961,635

Appraised property value at loan closing		$11,565,115			$4,442,021

Percent of total debt to appraised
values (LTV) at loan closing (1)		57.24%			44.16%

(1)
Based on appraised values and liens due other lenders at loan closing. The loan to value computation does not take into account subsequent increases or decreases in security property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any.

- Property type - Secured loans summarized by property type are presented in the following table.

	2010			2009
	Loans	Principal	Percent	Loans	Principal	Percent
Single family	11	$2,885,924	91%	8	$1,253,742	100%
Multi-family	1	269,704	9	—	—	—
Commercial	—	—	—	—	—	—
Land	—	—	—	—	—	—
Total secured loans	12	$3,155,628	100%	8	$1,253,742	100%

- Scheduled maturities - Secured loans are scheduled to mature as presented in the following table.

	2010
	Loans	Principal	Percent
2011	2	$1,083,701	34%
2012	—	—	—
2013	1	97,997	3
2014	2	228,849	7
2015	5	1,150,890	36
Thereafter	2	594,191	20
Total secured loans	12	$3,155,628	100%

Loans may be repaid or refinanced before, at or after the contractual maturity date. On matured loans the company may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

- Delinquency - Secured loans summarized by payment delinquency are presented in the following table.

	2010	2009
30-89 days past due	$206,201	$—
90-179 days past due	—	—
180 or more days past due	—	—
Total past due	206,201	—
Current	2,949,427	1,253,742
Total secured loans	$3,155,628	$1,253,742

At December 31, 2010 and 2009, the company had not recorded an allowance for loan losses as no loans were designated as impaired and all loans had protective equity such that collection was assured for amounts owing.

- Distribution by California counties - The distribution of secured loans outstanding by California counties is presented in the following table at December 31, 2010.

California County	Principal	Percent

San Francisco Bay Area Counties
Santa Clara	$877,500	27.81%
San Francisco	594,190	18.82
San Mateo	422,867	13.40
Marin	248,320	7.87
Alameda	119,138	3.78
	2,262,015	71.68%

Southern California Counties
Los Angeles	573,902	18.18%
San Diego	210,000	6.66
Riverside	109,711	3.48
	893,613	28.32%

Total secured loans	$3,155,628	100.00%

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

The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the company is not subject to these regulations and has not adopted certain of these practices.  Rather, the managers, in connection with the periodic closing of our accounting records and the preparation of the financial statements, will determine whether the allowance for loan losses and reserves for real estate owned is adequate to cover potential loan losses of the company. As of December 31, 2010 and 2009, the Company had no allowance for loan losses.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk (Not included as smaller reporting company)

Item 8 – Financial Statements and Supplementary Data

A – Financial Statements

The following financial statements of Redwood Mortgage Investors IX, LLC are included in Item 8:

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets – December 31, 2010 and 2009
•	Statements of Operations for the years ended December 31, 2010 and 2009
•	Statements of Changes in Members’ Capital for the years ended December 31, 2010 and 2009
•	Statements of Cash Flows for the years ended December 31, 2010 and 2009
•	Notes to Financial Statements

B – Financial Statement Schedules

The following financial statement schedules of Redwood Mortgage Investors IX, LLC are included in Item 8:

•	Schedule II – Valuation and Qualifying Accounts
•	Schedule IV – Mortgage Loans on Real Estate

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members
Redwood Mortgage Investors IX, LLC
Redwood City, California

We have audited the accompanying balance sheets of Redwood Mortgage Investors IX, LLC (a Delaware limited liability company) as of December 31, 2010 and 2009 and the related statements of operations, changes in members’ capital and cash flows in the years then ended. These financial statements are the responsibility of Redwood Mortgage Investors IX’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Redwood Mortgage Investors IX, LLC is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Redwood Mortgage Investors IX’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redwood Mortgage Investors IX, LLC as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ ARMANINO McKENNA LLP
_____________________________
ARMANINO McKENNA LLP
San Francisco, California
March 30, 2011

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Balance Sheets
December 31, 2010 and 2009

ASSETS

	2010	2009
Cash and cash equivalents	$3,256,284	$371,551

Loans
Secured by deeds of trust
Principal	3,155,628	1,253,742
Accrued interest	18,004	5,468
Total loans	3,173,632	1,259,210

Receivable from affiliate	442	67,508

Loan administration fees, net	22,282	9,907

Total assets	$6,452,640	$1,708,176

LIABILITIES AND CAPITAL

Liabilities
Accounts payable	$2,082	$—
Payable to affiliate	1,882	700
Total liabilities	3,964	700

Investors in applicant status	1,285,031	583,500

Capital
Members’ capital
Members’ capital, subject to redemption, net of unallocated
syndication costs of $263,865 and $58,447 for 2010 and 2009, respectively; and net of formation loan receivable of $487,674 and
$132,680 for 2010 and 2009, respectively	5,160,377	1,123,244

Managing members’ capital, net of unallocated syndication costs
of $2,665 and $590 for 2010 and 2009, respectively	3,268	732
Total members’ capital	5,163,645	1,123,976

Total liabilities and members’ capital	$6,452,640	$1,708,176

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Income
For the Year Ended December 31, 2010 and 2009

	2010	2009
Revenues
Interest income
Interest on loans	$186,207	$11,638
Imputed interest on formation loan	2,562	—
Other interest	1,236	2,161
Total interest income	190,005	13,799

Interest expense
Amortization of discount on imputed interest	2,562	—
Total interest expense	2,562	—
Net interest income	187,443	13,799

Late fees	356	—
Other	100	3,850
Total revenues, net	187,899	17,649

Provision for loan losses	—	—

Operating expenses
Mortgage servicing fees	4,777	231
Asset management fees	—	1,289
Costs through RMC	3,971	—
Professional services	7,329	—
Other	6,138	2,074
Total operating expenses	22,215	3,594
Net income (loss)	$165,684	$14,055

Net income (loss)
Managers ( 1%)	$1,656	$141
Members (99%)	164,028	13,914
	$165,684	$14,055
Net income (loss) per $1,000 invested by members
for entire period	$52	$16

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Changes in Members’ Capital
For the Year Ended December 31, 2010 and 2009

		Members
	Investors
	In	Capital	Unallocated	Formation	Total
	Applicant	Account	Syndication	Loan,	Members’
	Status	Members	Costs	Gross	Capital
Balances at December 31, 2008	$—	$—	$—	$—	$—
Contributions on application	1,895,433	—	—	—	—
Contributions admitted to members' capital	(1,311,933)	1,311,933	—	—	1,311,933
Premiums paid on application by RMC	3,850	—	—	—	—
Premiums admitted to members' capital	(3,850)	—	—	—	—
Net income	—	13,914	—	—	13,914
Earnings distributed to members	—	(13,914)	—	—	(13,914)
Earnings distributed used in DRIP	—	2,438	—	—	2,438
Member's redemptions	—	—	—	—	—
Formation loan advances	—	—	—	(132,680)	(132,680)
Syndication costs incurred	—	—	(58,447)	—	(58,447)

Balances at December 31, 2009	583,500	1,314,371	(58,447)	(132,680)	1,123,244
Contributions on application	5,282,383	—	—	—	—
Contributions admitted to members' capital	(4,610,952)	4,610,952	—	—	4,610,952
Premiums paid on application by RMC	70,490	—	—	—	—
Premiums admitted to members' capital	(40,390)	40,390	—	—	40,390
Net income	—	164,028	—	—	164,028
Earnings distributed to members	—	(203,975)	—	—	(203,975)
Earnings distributed used in DRIP	—	52,880	—	—	52,880
Member's redemptions	—	(66,730)	—	—	(66,730)
Formation loan advances	—	—	—	(369,767)	(369,767)
Formation loan payments received	—	—	—	13,268	13,268
Syndication costs incurred	—	—	(206,044)	—	(206,044)
Early withdrawal penalties	—	—	626	1,505	2,131

Balances at December 31, 2010	$1,285,031	$5,911,916	$(263,865)	$(487,674)	$5,160,377

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Changes in Managing Members’ Capital
For the Year Ended December 31, 2010 and 2009

	Managers
	Capital	Unallocated	Total	Total
	Account	Syndication	Managers’	Members’
	Managers	Costs	Capital	Capital
Balances at December 31, 2008	$10,000	$—	$10,000	$10,000
Contributions on application	—	—	—	—
Contributions admitted to members' capital	1,322	—	1,322	1,313,255
Premiums paid on application by RMC	—	—	—	—
Premiums admitted to members' capital	—	—	—	—
Net income	141	—	141	14,055
Earnings distributed to members	(141)	—	(141)	(14,055)
Earnings distributed used in DRIP	—	—	—	2,438
Members’ redemptions	(10,000)	—	(10,000)	(10,000)
Formation loan advances	—	—	—	(132,680)
Syndication costs incurred	—	(590)	(590)	(59,037)

Balances at December 31, 2009	1,322	(590)	732	1,123,976
Contributions on application	—	—	—	—
Contributions admitted to members' capital	4,611	—	4,611	4,615,563
Premiums paid on application by RMC	—	—	—	—
Premiums admitted to members' capital	—	—	—	40,390
Net income	1,656	—	1,656	165,684
Earnings distributed to members	(1,656)	—	(1,656)	(205,631)
Earnings distributed used in DRIP	—	—	—	52,880
Members’ redemptions	—	—	—	(66,730)
Formation loan increases	—	—	—	(369,767)
Formation loan payments received	—	—	—	13,268
Syndication costs incurred	—	(2,081)	(2,081)	(208,125)
Early withdrawal penalties	—	6	6	2,137

Balances at December 31, 2010	$5,933	$(2,665)	$3,268	$5,163,645

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Cash Flows
For the Year Ended December 31, 2010

	2010	2009
Cash flows from operating activities
Net income	$165,684	$14,055
Adjustments to reconcile net income to net cash provided
by (used in) operating activities
Amortization of loan origination fees	8,380	147
Imputed interest income	(2,562)	—
Amortization of discount	2,562	—
Change in operating assets and liabilities
Accrued interest	(12,536)	(5,468)
Receivable from affiliate	67,066	(67,508)
Loan administration fees	(20,755)	(10,054)
Accounts payable	2,082	—
Payable to affiliate	1,182	700
Net cash provided by (used in) operating activities	211,103	(68,128)
Cash flows from investing activities
Loans originated	(2,709,830)	(1,254,177)
Principal collected on loans	807,944	435
Net cash provided by (used in) investing activities	(1,901,886)	(1,253,742)
Cash flows from financing activities
Contributions by member applicants	5,357,484	1,899,193
Members’ withdrawals	(219,481)	(24,055)
Syndication costs paid, net	(207,493)	(59,037)
Formation loan lending	(369,767)	(132,680)
Formation loan collections	14,773	—
Net cash provided by (used in) financing activities	4,575,516	1,683,421
Net increase (decrease) in cash and cash equivalents	2,884,733	361,551
Cash and cash equivalents at beginning of year	371,551	10,000
Cash and cash equivalents at end of year	$3,256,284	$371,551

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND GENERAL

Redwood Mortgage Investors IX, LLC, a Delaware limited liability company, was organized in October 2008 to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on real property located in California. The managers are Redwood Mortgage Corp. (RMC) and Gymno Corporation, both California corporations. Loans are arranged and serviced by RMC. Gymno Corporation, as the initial member, contributed $10,000 to be repaid from future member contributions.

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

The rights, duties and powers of the managers and members of the company are governed by the company’s operating agreement and the Delaware Limited Liability Company Act. The description of the company's operating agreement contained in these financial statements provides only general information. Members should refer to the company's operating agreement for a more complete description of the provisions.

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
December 31, 2010 and 2009

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND GENERAL (continued)

Sales commissions - formation loans

Sales commissions are not paid directly by the company out of the offering proceeds. Instead, the company loans to RMC, one of the managers, amounts to pay all sales commissions and amounts payable in connection with unsolicited orders. This loan is unsecured and non-interest bearing and is referred to as the “formation loan.”

- Formation loan - Formation loan transactions are presented in the following table for the years ended December 31.

	2010	2009
Member contributions to date	$7,177,817	$1,895,433

Balance, beginning of year	$132,680	$—
Formation Loan made	369,767	132,680
Unamortized discount on imputed interest	(51,875)	(19,532)
Formation Loan made, net	450,572	113,148

Repayments received	(13,268)	—
Early withdrawal penalties applied	(1,505)	—
Formation loan, net	435,799	113,148

Unamortized discount on imputed interest	51,875	19,532
Balance, end of year	$487,674	$132,680

Percent loaned	7.00%	7.00%

The formation loan has been deducted from members’ capital in the balance sheets. As amounts are collected from RMC, the deduction from capital will be reduced.  Interest has been imputed at the market rate of interest in effect at the end of each quarter for the new additions to the loan.

Syndication costs

The company bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses and filing fees.  Syndication costs are charged against members' capital and will be allocated to individual members consistent with the company’s operating agreement. Syndication costs incurred by the company are summarized in the following table for the years ended December 31.

	2010	2009
Balance, beginning of year	$59,037	$—
Costs incurred	208,125	59,037
Early withdrawal penalties applied	(632)	—
Allocated to date	—	—

Balance, end of year	266,530	$59,037

For the current offering, organizational and syndication costs were limited to 4.5% of the gross proceeds, with any excess being paid by the managers. Applicable gross proceeds were $5,922,885. Related expenditures, net of early withdrawal penalties applied, totaled $266,530 or 4.5% of contributions.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND GENERAL (continued)

Income taxes and Members’ capital – tax basis

Income taxes – federal and state – are the obligation of the members, if and when taxes apply, other than for the minimum annual California franchise tax paid by the company.

- Members’ capital reconciliation - A reconciliation of members’ capital in the financial statements to the tax basis of company capital is presented in the following table at December 31.

	2010	2009
Members’ capital per financial statements	$5,163,645	$1,123,976
Unallocated syndication costs	266,530	59,037
Allowance for loan losses	—	—
Formation loans receivable	487,674	132,680

Members’ capital tax basis	$5,917,849	$1,315,693

Term of the Company

The company is scheduled to terminate in 2028, unless sooner terminated as provided in the operating agreement.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Management estimates (continued)

Appraisals of commercial real property generally present three approaches to estimating value: 1) market comparables or sales approach; 2) cost to replace and 3) capitalized cash flows or investment approach. These approaches may or may not result in a common, single value. The market-comparables approach may yield several different values depending on certain basic assumptions, such as, determining highest and best use (which may or may not be the current use); determining the condition (e.g. as-is, when-completed, or for land when-entitled); and determining the unit of value (e.g. as a series of  individual unit sales or as a bulk disposition). Further complicating this process, which is already subject to judgment, uncertainty and imprecision are the current low transaction volumes in the residential, commercial and land markets, and the variability that has resulted.  This exacerbates the imprecision in the process, and requires additional considerations and inquiries as to whether the transaction was entered into by a willing seller into a functioning market or was the transaction completed in a distressed market, with the predominant number of sellers being those surrendering properties to lenders in partial settlement of debt (as is prevalent in the residential markets and is occurring more frequently in commercial markets) and/or participating in “arranged sales” to achieve partial settlement of debts and claims and to generate tax advantage. Either way, the present market is at historically low transaction volumes with neither potential buyers nor sellers willing to transact. In certain asset classes the time elapsed between transactions – other than foreclosures – was 12 or more months.

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

Management has the requisite familiarity with the markets it lends in generally and of the properties lent on specifically to analyze sales-comparables and assess their suitability/applicability. Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability.  These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties - on and off the market – that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types.

Net income recorded for limited members under GAAP was $164,028 and cash distributed to limited members was $203,976.  The difference between GAAP income and actual cash distributions was due to the managers anticipating funding additional quality loans prior to year end which due to the financial markets and the general economic conditions did not present themselves.  The managers believe in 2011 the difference will be recouped and therefore are not anticipating a capital reduction.  Subsequent to year end the company has funded or purchased in excess of $3 million of loans.

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
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans and interest income

Loans and advances generally are stated at the principal amount. Management has discretion to pay amounts (advances) to third parties on behalf of borrowers to protect the company’s interest in the loan.  Advances include, but are not limited to, the payment of interest and principal on a senior lien to prevent foreclosure by the senior lien holder, property taxes, insurance premiums, and attorney fees. Advances generally are stated at the principal and accrue interest until repaid by the borrower.

The company may fund a specific loan origination net of an interest reserve to insure timely interest payments at the inception (one to two years) of the loan. As monthly interest payments become due, the company funds the payments into the affiliated trust account.  In the event of an early loan payoff, any unapplied interest reserves would be first applied to any accrued but unpaid interest and then as a reduction to the principal.

If events and or changes in circumstances cause management to have serious doubts about the collectability of the payments of interest and principal in accordance with the loan agreement, a loan may be designated as impaired.  Impaired loans are included in management’s periodic analysis of recoverability. Any subsequent payments on impaired loans are applied to late fees and then to reduce first the accrued interest, then advances, and then principals.

From time to time, the company negotiates and enters into contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments which can delay and/or alter the loan’s cash flow and delinquency status.

Interest is accrued daily based on the principal of the loans. An impaired loan continues to accrue as long as the loan is in the process of collection and is considered to be well-secured. Loans are placed on non-accrual status at the earlier of management’s determination that the primary source of repayment will come from the foreclosure and subsequent sale of the collateral securing the loan (which usually occurs when a notice of sale is filed) or when the loan is no longer considered well-secured. When a loan is placed on non-accrual status, the accrual of interest is discontinued; however, previously recorded interest is not reversed. A loan may return to accrual status when all delinquent interest and principal payments become current in accordance with the terms of the loan agreement.

Loan administration fees are capitalized and amortized over the life of the loan on a straight-line method which approximates the effective interest method.

Allowance for loan losses

Loans and the related accrued interest and advances are analyzed on a periodic basis for ultimate recoverability.  Delinquencies are identified and followed as part of the loan system.  Delinquencies are determined based upon contractual terms. For impaired loans, a provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral values, such that the net carrying amount (principal, plus advances, plus accrued interest less the specific allowance) is reduced to the present value of future cash flows discounted at the loan’s effective interest rate, or, if a loan is collateral dependent, to the estimated fair value of the related collateral net of any senior loans, which would include costs to sell in arriving at net realizable value if planned disposition of the asset securing a loan is by way of sale. Loans that are determined not to be individually impaired are grouped by the property type of the underlying collateral, and for each loan and for the total by property type, the amount of protective equity or amount of exposure to loss (i.e., the dollar amount of the deficiency of the fair value of the underlying collateral to the loan balance) is computed. Based on its knowledge of the borrowers and their historical (and expected) performance, and the exposure to loss, management estimates an appropriate reserve by property type for probable credit losses in the portfolio.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2010 and 2009

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

The FASB issued ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” The amendments in ASU 2011-01 temporarily delayed the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay was intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The deferral in ASU 2011-01 was effective January 19, 2011 (date of issuance).

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES

The managers of the company are RMC and Gymno Corporation. The company's business is conducted primarily through RMC, which arranges, services and maintains the loan portfolio for the benefit of the company. The fees received by the managers are paid pursuant to the operating agreement and are determined at the sole discretion of the mangers within the prescribed limits. The following is a list of various activities for which related parties are compensated:

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES (continued)

The following commissions and fees are paid by the borrowers:

Loan brokerage commissions

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, RMC may collect a loan brokerage commission that is expected to range from approximately 2% to 5% of the principal amount of each loan made during the year. Total loan brokerage commissions are limited to an amount not to exceed 4% of the total company assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the company. In 2010 and 2009, loan brokerage commissions paid by the borrowers were $54,840 and $18,095, respectively.

Other fees

RMC or Gymno will receive fees for processing, notary, document preparation, credit investigation, reconveyance, and other mortgage related fees.  The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the company. In 2010 and 2009, these fees totaled $4,452 and $3,306, respectively.

The following fees are paid by the company.

Loan administrative fees

RMC will receive a loan administrative fee in an amount up to 1% of the principal amount of each new loan originated or acquired on the company's behalf by RMC for services rendered in connection with the selection and underwriting of potential loans.  Such fees are payable by the company upon the closing of each loan. In 2010 and 2009, the loan administration fees paid by the company to RMC were $20,755 and $10,054, respectively.

Mortgage servicing fees

Mortgage servicing fees of up to 0.25%, on an annual basis, of the unpaid principal of each loan will be paid monthly to RMC, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. RMC is entitled to receive these fees regardless of whether specific mortgage payments are collected. RMC, in its sole discretion, may elect to accept less than the maximum amount of the mortgage servicing fee to enhance the earnings of the company. An increase or decrease in this fee within the limits set by the operating agreement directly impacts the yield to the members. There is no assurance that RMC will waive fees in the future. RMC does not use any specific criteria in determining the exact amount of fees to be waived.

Mortgage servicing fees paid to RMC are presented in the following table for the years ended December 31.

	2010	2009
Maximum chargeable	$4,777	$231
Waived	—	—
Charged	$4,777	$231

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES (continued)

The managers, in their sole discretion, may elect to accept less than the maximum amount of the asset management fee to enhance the earnings of the company. An increase or decrease in this fee within the limits set by the operating agreement directly impacts the yield to the members. There is no assurance that RMC will waive fees in the future. RMC does not use any specific criteria in determining the exact amount of fees to be waived.

Asset management fees paid to the managers are presented in the following table for the years ended December 31.

	2010	2009
Maximum chargeable	$26,286	$1,289
Waived	(26,286)	—
Charged	$—	$1,289

Clerical costs through RMC

Our managers and their affiliates are reimbursed by the company for all operating expenses incurred on behalf of the company, including without limitation, out-of-pocket general and administration expenses of the company, accounting and audit fees, legal fees and expenses, postage, and preparation of reports to the managers. During 2010 and 2009, the company incurred $3,971 and $0, respectively of operating expenses paid for by the managers which were reimbursed to RMC.

Syndication costs and Formation loan – see Note 1 for further details.

NOTE 4 – LOANS

The company generally funds loans with a fixed interest rate and a five-year term. As of December 31, 2010, 83% of the company’s loans (representing 81% of the aggregate principal of the company’s loan portfolio) have a five year term or less from loan inception.  The remaining loans have terms longer than five years. As of December 31, 2010, one  loan outstanding (representing 28% of the aggregate principal balance of the company’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

The cash flow and the income generated by the real property securing the loan factor into the credit decisions, as does the general creditworthiness, experience and reputation of the borrower. Such considerations typically are subordinate to a determination that the value of the real property is sufficient, in and of itself, as a source of repayment. The amount of the company’s loan combined with the outstanding debt and claims secured by a senior deed of trust on the property generally will not exceed a specified percentage of the appraised value of the property (the loan to value ratio or LTV) as determined by an independent written appraisal at the time the loan is made. The loan-to-value ratio generally will not exceed 80% for residential properties (including multi-family), 75% for commercial properties, and 50% for land. The excess of the total debt, including the company’s loan, and the value of the collateral is the protective equity.

As primarily an “asset” lender, the company’s reduced emphasis on the creditworthiness of a borrower may increase the risk of defaults on loans made by the company. Accordingly, the company may have a level of delinquency within its portfolio that is generally higher than that of traditional lending and banking institutions which are typically “credit” lenders.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 4 – LOANS (continued)

- Secured loans unpaid principal balance (principal) - Secured loan transactions are summarized in the following table for the years ended December 31.

	2010	2009
Principal, beginning of year	$1,253,742	$—
New loans added	2,709,830	1,254,177
Borrower repayments	(807,944)	(435)
Principal, end of year	$3,155,628	$1,253,742

- Loan characteristics - Secured loans had the characteristics presented in the following table.

	2010	2009
Number of secured loans	12	8
Secured loans - principal	$3,155,628	$1,253,742
Secured loans – interest rates range (fixed)	8.50-11.00%	8.75-10.00%

Average secured loan - principal	$262,969	$156,718
Average principal as percent of total principal	8.33%	12.50%
Average principal as percent of members’ capital	5.09%	13.94%
Average principal as percent of total assets	4.08%	9.17%

Largest secured loan – principal	$877,500	$269,487
Largest principal as percent of total principal	27.81%	21.49%
Largest principal as percent of members’ capital	16.99%	23.98%
Largest principal as percent of total assets	13.60%	15.78%

Smallest secured loan – principal	$97,997	$98,766
Smallest principal as percent of total principal	3.11%	7.88%
Smallest principal as percent of members’ capital	1.90%	8.79%
Smallest principal as percent of total assets	1.52%	5.78%

Number of counties where security is located (all California)	8	6
Largest percentage of principal in one county	27.81%	29.37%

Number of secured loans in foreclosure	—	—
Secured loans in foreclosure – principal	—	—

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of December 31, 2010, the company’s largest loan in the principal of $877,500 represents 27.81% of outstanding secured loans and 13.60% of company assets. The loan is secured by a residential property located in Santa Clara County, California, bears an interest rate of 8.50% and matures on October 1, 2011.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 4 – LOANS (continued)

Larger loans sometimes increase above 10% of the secured loan portfolio or company assets as these amounts decrease due to member withdrawals and loan payoffs and due to restructuring of existing loans.  As the portfolio grows within the near term, it is anticipated the single loan exceeding 10% of assets will fall under 10% of assets.

- Lien position - Secured loans had the lien positions presented in the following table.

	2010			2009
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	6	$1,813,697	57%	5	$833,817	67%
Second trust deeds	6	1,341,931	43	3	419,925	33
Third trust deeds	—	—	—	—	—	—
Total secured loans	12	3,155,628	100%	8	1,253,742	100%
Liens due other lenders at loan closing		3,464,067			707,893

Total debt		$6,619,695			$1,961,635

Appraised property value at loan closing		$11,565,115			$4,442,021

Percent of total debt to appraised
values (LTV) at loan closing (1)		57.24%			44.16%

(1)
Based on appraised values and liens due other lenders at loan closing. The loan to value computation does not take into account subsequent increases or decreases in security property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any.

- Property type - Secured loans summarized by property type are presented in the following table.

	2010			2009
	Loans	Principal	Percent	Loans	Principal	Percent
Single family	11	$2,885,924	91%	8	$1,253,742	100%
Multi-family	1	269,704	9	—	—	—
Commercial	—	—	—	—	—	—
Land	—	—	—	—	—	—
Total secured loans	12	$3,155,628	100%	8	$1,253,742	100%

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 4 – LOANS (continued)

- Scheduled maturities - Secured loans are scheduled to mature as presented in the following table.

	2010
	Loans	Principal	Percent
2011	2	$1,083,701	34%
2012	—	—	—
2013	1	97,997	3
2014	2	228,849	7
2015	5	1,150,890	36
Thereafter	2	594,191	20
Total secured loans	12	$3,155,628	100%

Loans may be repaid or refinanced before, at or after the contractual maturity date. On matured loans the company may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

- Delinquency - Secured loans summarized by payment delinquency are presented in the following table.

	2010	2009
30-89 days past due	$206,201	$—
90-179 days past due	—	—
180 or more days past due	—	—
Total past due	206,201	—
Current	2,949,427	1,253,742
Total secured loans	$3,155,628	$1,253,742

At December 31, 2010 and 2009, the company had not recorded an allowance for loan losses as no loans were designated as impaired and all loans had protective equity such that collection was assured for amounts owing.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 4 – LOANS (continued)

- Distribution by California counties - The distribution of secured loans outstanding by California counties is presented in the following table at December 31, 2010.

California County	Principal	Percent

San Francisco Bay Area Counties
Santa Clara	$877,500	27.81%
San Francisco	594,190	18.82
San Mateo	422,867	13.40
Marin	248,320	7.87
Alameda	119,138	3.78
	2,262,015	71.68%

Southern California Counties
Los Angeles	573,902	18.18%
San Diego	210,000	6.66
Riverside	109,711	3.48
	893,613	28.32%

Total secured loans	$3,155,628	100.00%

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 5 – FAIR VALUE (continued)

The following methods and assumptions were used to estimate the fair value of assets and liabilities:

(a)	Cash and cash equivalents. The carrying amount equals fair value. All amounts, including interest bearing accounts, are subject to immediate withdrawal.

(b)
Secured loans. The fair value of the loans was $3,195,000 and $1,260,000 at December 31, 2010 and 2009, respectively. The fair value was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. For impaired loans in which a specific allowance is established based on the fair value of the collateral, the collateral fair value is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers opinion of values, and publicly available information on in-market transactions (Level 2 inputs). Historically, it has been rare for determinations of fair value to be made without substantial reference to current market transactions. However, in recent years, due to the low number of real estate transactions, and the rising number of transactions that are distressed (i.e., that are executed by an unwilling seller – often compelled by lenders or other claimants – and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types is required (Level 3 inputs).

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Loan Commitments

The company makes construction and rehabilitation loans, which are not fully disbursed at loan inception.  The company has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents.  At December 31, 2010, there were no undisbursed loan funds. The company does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

The company periodically negotiates contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments.  The company is not obligated to fund additional money as of December 31, 2010.

Legal proceedings

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics.  None of these actions typically would be of any material importance. As of December 31, 2010, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

Organization and offering expenses

RMC is entitled to receive reimbursement of organizational and offering expenses expended on our behalf. Through December 31, 2010, organizational and offering expenses totaled approximately $1,400,000. Upon achieving the minimum unit sales of 1,000,000 units, the Company became obligated to reimburse RMC for these costs up to an amount equal to 4.5% of gross offering proceeds until RMC has been fully reimbursed for organizational and offering expenses expended on our behalf.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Schedule II – Valuation and Qualifying Accounts
December 31, 2010 and 2009

	B	C
	Balance at	Additions					E
A	Beginning	Charged to Costs	Charged to	D			Balance at
Description	of Period	and Expenses	Other Accounts	Deductions			End of Period
Year ended December 31, 2009
Deducted from asset accounts					)
Allowance for loan losses	$—	$—	$—	$—		(a)	$—

Cumulative write-down of
real estate owned	—	—	—	—		(b)	—
	$—	$—	$—	$—			$—

Year ended December 31, 2010
Deducted from asset accounts					)
Allowance for loan losses	$—	$—	$—	$—		(a)	$—

Cumulative write-down of
real estate owned	—	—	—	—		(b)	—
	$—	$—	$—	$—			$—

Note (a) – Represents write-offs of loans or transfers
Note (b) – Represents write-offs of real estate owned

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Schedule IV – Mortgage Loans on Real Estate
Rule 12-29 Loans on Real Estate
December 31, 2010

							Col. H
							Principal
					Col. F		Amount of
					Face	Col. G	Loans
		Col. C	Col. D		Amount of	Carrying	Subject to		Col. J
	Col. B	Final	Periodic	Col. E	Mortgage	Amount of	Delinquent	Col. I	California
Col. A	Interest	Maturity	Payment	Prior	Original	Mortgage	Principal	Type of	Geographic
Descrip	Rate	Date	Terms	Liens	Amount	Investments	or Interest	Lien	Location

The following loans individually exceed 3% of aggregate carrying amount of mortgage investments

Res.	9.75%	07/01/14	$961	$—	$111,800	$109,711	$—	1st	Riverside
Res.	9.25%	11/01/14	987	74,569	120,000	119,138	—	2nd	Alameda
Res.	8.75%	01/01/15	1,967	—	250,000	248,320	—	1st	Marin
Res.	10.00%	01/01/15	1,316	97,724	150,000	148,898	—	2nd	San Mateo
Res.	8.90%	06/01/15	2,193	—	275,000	273,968	—	1st	San Mateo
Res.	11.00%	06/01/17	2,524	406,375	265,000	264,408	—	2nd	San Francisco
Apts.	10.50%	10/01/15	2,549	1,080,379	270,000	269,704	—	2nd	Los Angeles
Res.	9.50%	12/01/15	1,766	619,697	210,000	210,000	—	2nd	San Diego
Res.	8.50%	10/01/11	6,215	—	877,500	877,500	—	1st	Santa Clara
Res.	9.25%	03/01/13	823	—	100,000	97,997	—	1st	Los Angeles
Res.	10.00%	05/01/18	2,940	1,185,323	335,000	329,783	—	2nd	San Francisco
Res.	9.50%	06/01/11	1,766	—	210,000	206,201	—	1st	Los Angeles
Total			$26,007	$3,464,067	$3,174,300	$3,155,628	$—

Note:  Most loans have balloon payments due at maturity.  As required by rule 12-29, column H represents amounts 90 days or more delinquent in principal or interest payments.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Schedule IV – Mortgage Loans on Real Estate
Rule 12-29 Loans on Real Estate
December 31, 2010 and 2009

Reconciliation of carrying amount (cost) of loans at close of periods

	2010	2009
Balance at beginning of year	$1,253,742	$—

Additions during period
New loans	2,709,830	1,254,177
Other		—
Total additions	2,709,830	1,254,177

Deductions during period
Collections of principal	807,944	435
Foreclosures		—
Cost of loans sold		—
Amortization of premium		—
Other		—
Total deductions	807,944	435

Balance at close of year	$3,155,628	$1,253,742

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the company’s independent registered public accounting firm during the years ended December 31, 2010 and 2009.

Item 9A – Controls and Procedures

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

Manager’s Report on Internal Control Over Financial Reporting

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

The managers and their respective managements conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the managers concluded the manager’s internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the manager’s independent registered public accounting firm regarding internal control over financial reporting because current law and SEC rules require such attestation reports only for large accelerated filers and accelerated filers (and the company, as a smaller reporting company, is not subject to that requirement).

Changes to Internal Control Over Financial Reporting

There have not been any changes in the manager’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the manager’s  internal control over financial reporting.

Item 9B – Other Information

None

Part III

Item 10 – Directors, Executive Officers and Corporate Governance

The company has no officers or directors. Rather, the activities of the company are managed by its two managers:  Gymno Corporation and RMC. Both are California corporations, formed in 1986 and 1978, respectively.

The Managers

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

Redwood Mortgage Corp.  Redwood Mortgage Corp. is a licensed real estate broker incorporated in 1978 under the laws of the State of California, and is engaged primarily in the business of arranging and servicing mortgage loans. RMC will act as the loan broker and servicing agent in connection with loans, as it has done on behalf of several other limited partnerships formed by the managers.

Affiliates of Our Managers

The Redwood Group, Ltd.  The Redwood Group, Ltd., a California corporation, is a diversified financial services company specializing in various aspects of the mortgage lending and investment business.  Its various subsidiaries have arranged over $1 billion dollars in loans secured in whole or in part by first, second and third deeds of trust.  Its subsidiaries include RMC and A & B Financial Services, Inc.  Michael R Burwell has a controlling interest through individual stock ownership and trusts in The Redwood Group, Ltd.

Michael R. Burwell. Michael R. Burwell, age 54, President, Director, Chief Financial Officer, RMC (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-2009); President, Director, Chief Financial Officer and Secretary of Gymno Corporation (1986-present); President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-present); past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986).  Mr. Burwell is licensed as a real estate sales person.  Mr. Burwell was a general partner of each of the RMI, RMI II and RMI III.  Mr. Burwell is a general partner of each of RMI IV, RMI V, RMI VI, RMI VII and RMI VIII.  Mr. Burwell attended the University of California, at Davis from 1975-1979.

Theodore J. Fischer. Theodore J. Fischer, age 61, Director and Vice President of RMC (1980-present); licensed real estate broker (1979-present); Assistant Vice President, Western Title Insurance Co. (1977-1980); Business Development representative, Transamerica Title Insurance Co. (1976-1977). Mr. Fischer attended San Jose State University from 1970-1974.

Diana B. Mandarino.  Diana B. Mandarino, age 65, Director and Executive Vice President of RMC (2001-present), Director of Sales and Marketing, Redwood Mortgage Investors (1995-present), Sr. Vice President, Rancon Securities Corp. (1982-1995), Marketing and Sales Assistant, Belmont Reid & Co. Investment Group, (1977-1982); Member and past President of Financial Planning Association, Silicon Valley Chapter. Ms. Mandarino attended Foothill Community College from 1965-1967.

Financial Oversight by Managers

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

Code of Ethics

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

A more complete description of management compensation is found in the company’s prospectus, dated June 8, 2009, under the section “Compensation of our Managers and Their Affiliates” at pages 42-49, which is incorporated herein by reference.  Such compensation is summarized below.

The following compensation has been paid to the managers and their affiliates for services rendered during the year ended December 31, 2010. All such compensation is in compliance with the guidelines and limitations set forth in the operating agreement.

I.  THE FOLLOWING COMPENSATION HAS BEEN PAID TO THE MANAGERS AND/OR THEIR AFFILIATES FOR SERVICES RENDERED DURING THE YEAR ENDED DECEMBER 31, 2010. ALL SUCH COMPENSATION IS IN COMPLIANCE WITH THE GUIDELINES AND LIMITATIONS SET FORTH IN THE OPERATING AGREEMENT.

Entity Receiving Compensation	Description of Compensation and Services Rendered	Amount
Redwood Mortgage Corp.	Mortgage Servicing Fee for servicing loans	$4,777
(Manager)

Managers &/or Affiliates	Asset Management Fee for managing assets	$0

Managers	1% interest in profits (loss)	$1,656
	Less allocation of syndication costs	$0
		$1,656

Managers &/or Affiliates	Portion of early withdrawal penalties applied to
	reduce Formation Loan	$1,505

II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED WITH THE COMPANY BY COMPANIES RELATED TO THE MANAGERS DURING THE YEAR ENDED DECEMBER 31, 2010 (EXPENSES OF BORROWERS NOT OF THE COMPANY)

Redwood Mortgage Corp.	Mortgage Brokerage Commissions for services in
	connection with the review, selection, evaluation,
	negotiation, and extension of the loans paid by the
	borrowers and not by the company	$54,840

Redwood Mortgage Corp.	Processing and Escrow Fees for services in
	connection with notary, document preparation, credit
	investigation, and escrow fees payable by the borrowers
	and not by the company	$4,362

Gymno Corporation	Reconveyance Fee	$90

III. IN ADDITION, THE MANAGERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE COMPANY FOR WHICH IT IS REIMBURSED AS NOTED IN THE STATEMENTS OF OPERATION DURING THE YEAR ENDED DECEMBER 31, 2010 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $3,971

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

Also refer to the company’s prospectus, dated June 8, 2009, under the section “Compensation of Our Managers and Their Affiliates” (pages 42-49), which is incorporated herein by reference.

For a description of the company’s policies and procedures for the review, approval or ratification of related party transactions, refer also to the company’s prospectus dated June 8, 2009, for the discussion under the caption “Compensation of Our Managers and Their Affiliates” (pages 42-49) , the discussion under the caption “Conflicts of Interest” (pages 49-52) and the discussion under the caption “Investment Objectives and Criteria” (pages 61-67), each of which is incorporated herein by reference.

Since the company does not have a board of directors and since the managers are not considered independent of the company, the company does not have the equivalent of independent directors.

Item 14 – Principal Accountant Fees and Services

Fees for services performed for the company by the principal accountant for 2010 and 2009 are as follows:

Audit Fees The aggregate fees billed during the years ended December 31, 2010 and 2009 for professional services rendered for the audit of the company’s annual financial statements included in the company’s Annual Report on Form 10-K, review of financial statements included in the company’s Quarterly Reports on Form 10-Q and for services provided in connection with regulatory filings were $68,582 and $45,306, respectively.

Audit Related Fees There were no fees billed during the years ended December 31, 2010 and 2009 for audit-related services.

Tax fees The aggregate fees billed for tax services for the years ended December 31, 2010 and 2009, were $7,547 and $1,340, respectively.  These fees relate to professional services rendered primarily for tax compliance.

All Other Fees There were no other fees billed during the years ended December 31, 2010 and 2009.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 30th day of March, 2011.

REDWOOD MORTGAGE INVESTORS IX, LLC

By:		/S/ Michael R. Burwell
Michael R. Burwell, Manager

By:		Gymno Corporation, Manager

	By:	/S/ Michael R. Burwell
Michael R. Burwell, President, Secretary,
and Principal Financial Officer

By:	Redwood Mortgage Corp.

	By:	/S/ Michael R. Burwell
Michael R. Burwell, President,
Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 30th day of March, 2011.

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	Manager	March 30, 2011

/S/ Michael R. Burwell
Michael R. Burwell	President of Gymno Corporation, (Principal Executive Officer); Director of Gymno Corporation Secretary/Treasurer of Gymno Corporation (Principal Financial and Accounting Officer)	March 30, 2011

/S/ Michael R. Burwell
Michael R. Burwell	President, Secretary/Treasurer of Redwood Mortgage Corp. (Principal Financial and Accounting Officer); Director of Redwood Mortgage Corp.	March 30, 2011