Form 10-Q
period 2011-03-31
Redwood Mortgage Investors IX
filed 2011-05-16
CIK 1448038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
[   ] YES    [X] NO

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Balance Sheets
MARCH 31, 2011 (unaudited) AND DECEMBER 31, 2010 (audited)

ASSETS

	March 31,	December 31,
	2011	2010
Cash and cash equivalents	$622,393	$3,256,284

Loans
Secured by deeds of trust
Principal balances	7,474,728	3,155,628
Accrued interest	24,584	18,004
Total loans	7,499,312	3,173,632

Receivable from affiliate	5,350	442

Loan administration fees, net	41,187	22,282

Total assets	$8,168,242	$6,452,640

LIABILITIES AND CAPITAL

Liabilities
Accounts payable	$2,215	$2,082
Payable to affiliate	—	1,882
Total liabilities	2,215	3,964

Investors in applicant status	1,149,397	1,285,031

Capital
Members’ capital
Members’ capital, subject to redemption	7,012,171	5,160,377
Managers’ capital	4,459	3,268
Total members' capital	7,016,630	5,163,645
Total liabilities and capital	$8,168,242	$6,452,640

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Operations
For the Three Months Ended March 31, 2011 and 2010
(unaudited)

	2011	2010
Revenues
Interest income
Interest on loans	$101,646	$29,071
Imputed interest on formation loan	2,103	—
Other interest	407	756
Total interest income	104,156	29,827

Interest expense, amortization of discount on imputed interest	2,103	—
Net interest income	102,053	29,827

Late fees	511	49
Other	—	—
Total revenues, net	102,564	29,876

Provision for loan losses	—	—

Operating expenses
Mortgage servicing fees	2,240	783
Asset management fees	—	—
Costs through RMC	2,423	503
Professional services	—	265
Other	1,018	990
Total operating expenses	5,681	2,541
Net income	$96,883	$27,335

Net income
Managers (1%)	$969	$179
Members (99%)	95,914	27,156
	$96,883	$27,335
Net income per $1,000 invested by members
for entire period	$16	$16

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Changes in Members’ Capital
For the Three Months Ended March 31, 2011
(unaudited)

		Members
	Investors
	In	Capital	Unallocated	Formation	Total
	Applicant	Account	Syndication	Loan,	Members’
	Status	Members	Costs	Gross	Capital

Balances, December 31, 2010	$1,285,031	$5,911,916	$(263,865)	$(487,674)	$5,160,377
Contributions on application	1,861,847	—	—	—	—
Contributions admitted to members' capital	(1,968,431)	1,968,431	—	—	1,968,431
Premiums paid on application by RMC	35,770	—	—	—	—
Premiums admitted to members' capital	(64,820)	64,820	—	—	64,820
Net income	—	96,883	—	—	96,883
Earnings distributed to members	—	(112,962)	—	—	(112,962)
Earnings distributed used in DRIP	—	32,403	—	—	32,403
Member's redemptions	—	—	—	—	—
Formation loan advances	—	—	—	(122,280)	(122,280)
Formation loan payments received	—	—	—	12,192	12,192
Syndication costs incurred	—	—	(87,693)	—	(87,693)
Early withdrawal penalties	—	—	—	—	—

Balances, March 31, 2011	$1,149,397	$7,961,491	$(351,558)	$(597,762)	$7,012,171

	Managers
	Capital	Unallocated	Total	Total
	Account	Syndication	Managers’	Members’
	Managers	Costs	Capital	Capital
Balances, December 31, 2010	$5,933	$(2,665)	$3,268	$5,163,645
Contributions on application	—	—	—	—
Contributions admitted to members' capital	2,077	—	2,077	1,970,508
Premiums paid on application by RMC	—	—	—	—
Premiums admitted to members' capital	—	—	—	64,820
Net income	—	—	—	96,883
Earnings distributed to members	—	—	—	(112,962)
Earnings distributed used in DRIP	—	—	—	32,403
Members’ redemptions	—	—	—	—
Formation loan advances	—	—	—	(122,280)
Formation loan payments received	—	—	—	12,192
Syndication costs incurred	—	(886)	(886)	(88,579)
Early withdrawal penalties	—	—	—	—

Balances, March 31, 2011	$8,010	$(3,551)	$4,459	$7,016,630

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010
(unaudited)

	2011	2010
Cash flows from operating activities
Net income	$96,883	$27,335
Adjustments to reconcile net income to
net cash provided by (used in) operating activities
Amortization of loan administration fees	4,694	441
Imputed interest income	(2,103)	—
Amortization of discount	2,103	—
Change in operating assets and liabilities
Accrued interest	(6,580)	(1,874)
Receivable from affiliate	(4,908)	(52,535)
Loan administration fees	(23,599)	—
Accounts payable	133	—
Payable to affiliate	(1,882)	(700)
Net cash provided by (used in) operating activities	64,741	(27,333)

Cash flows from investing activities
Loans originated	(4,329,431)	—
Principal collected on loans	10,331	107,161
Net cash provided by (used in) investing activities	(4,319,100)	107,161

Cash flows from financing activities
Contributions by member applicants	1,899,694	657,945
Members’ withdrawals	(80,559)	(28,228)
Syndication costs paid	(88,579)	(28,846)
Formation loan advances	(122,280)	(45,605)
Formation loan collections	12,192	—
Net cash provided by (used in) financing activities	1,620,468	555,266

Net increase (decrease) in cash and cash equivalents	(2,633,891)	635,094

Cash and cash equivalents, beginning of period	3,256,284	371,551

Cash and cash equivalents, end of period	$622,393	$1,006,645

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
March 31, 2011 (unaudited)

NOTE 1 – GENERAL

In the opinion of management of the company, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the operating results to be expected for the full year.

Redwood Mortgage Investors IX, LLC, a Delaware limited liability company, was organized in October 2008 to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on real property located in California. The managers are Redwood Mortgage Corp. (RMC) and Gymno Corporation, both California corporations. Loans are arranged and serviced by Redwood Mortgage Corp. Gymno Corporation has contributed to the company’s capital 1/10 of 1% of member contributions as required per the operating agreement.

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

The managers are solely responsible for company business, subject to the voting rights of the members on specified matters. Any one of the managers acting alone has the power and authority to act for and bind the company.

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

Initial offering date

In June 2009, the company commenced its initial public offering of up to 150,000,000 units of its membership interests, at $1 per unit to the public and 37,500,000 units at $1 per unit, to its members pursuant to its distribution reinvestment plan.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
March 31, 2011 (unaudited)

NOTE 1 – GENERAL (continued)

Sales commissions - formation loans

Sales commissions are not paid directly by the company out of the offering proceeds. Instead, the company loans to RMC, one of the managers, amounts to pay all sales commissions and amounts payable in connection with unsolicited orders. This loan is unsecured and non-interest bearing and is referred to as the “formation loan.” The following summarizes formation loan transactions at March 31, 2011:

Formation loan made	$624,727
Unamortized discount on imputed interest	(87,305)
Formation loan made, net	537,422
Repayments to date	(25,460)
Early withdrawal penalties applied	(1,505)
Formation loan, net	510,457
Unamortized discount on imputed interest	87,305
March 31, 2011 balance	$597,762

The formation loan is deducted from members’ capital in the balance sheets. As amounts are collected from RMC, the deduction from capital is reduced. Interest has been imputed at the market rate of interest in effect at the date the offerings closed. An estimated amount of imputed interest is recorded for the current offerings. During the three months ended March 31, 2011 and 2010, approximately $2,100 and $0, respectively, was recorded related to amortization of the discount on imputed interest.

Syndication costs

The company bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses and filing fees. Syndication costs are charged against members’ capital and are being allocated to individual members consistent with the company's operating agreement.

Through March 31, 2011, syndication costs had been incurred by the company with the following distribution:

Costs incurred	$355,741
Early withdrawal penalties applied	(632)
Allocated to date	—

Balance, March 31, 2011	$355,109

For the current offering, organizational and syndication costs were limited to 4.5% of the gross proceeds, with any excess being paid by the managers. Applicable gross proceeds were $7,891,316. Related expenditures, net of early withdrawal penalties applied, totaled $355,109 or 4.5% of contributions.

Term of the Company

The company is scheduled to terminate October 8, 2028, unless sooner terminated as provided in the operating agreement.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
March 31, 2011 (unaudited)

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
March 31, 2011 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Management estimates (continued)

Management has the requisite familiarity with the markets it lends in generally and of the properties lent on specifically to analyze sales-comparables and assess their suitability/applicability. Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability. These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties - on and off the market – that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types.  Management’s analysis of these secondary sources, as well as the analysis of comparable sales, assists management in preparing its estimates regarding valuations, such as collateral fair value. However, such estimates are inherently imprecise and actual results could differ significantly from such estimates.

Net income recorded for limited members under GAAP from inception through March 31, 2011 was $270,975 and cash distributed to limited members was $330,852. The difference between GAAP income and actual cash distributions was due to the managers anticipating funding quality loans on a faster pace than that achieved, due to the continuing turmoil in the financial markets and the general economic conditions. The managers believe in 2011 the difference will be recouped and therefore are not anticipating a capital reduction. During the three months ended March 31, 2011, the portfolio of secured loans increased from $3,155,628 to $7,474,728.

Cash and cash equivalents

The company considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. Periodically, company cash balances in banks exceed federally insured limits.

Loans and interest income

Loans generally are stated at the unpaid principal balance (principal). Management has discretion to pay amounts (advances) to third parties on behalf of borrowers to protect the company’s interest in the loan. Advances include, but are not limited to, the payment of interest and principal on a senior lien to prevent foreclosure by the senior lien holder, property taxes, insurance premiums, and attorney fees. Advances generally are stated at the principal and accrue interest until repaid by the borrower.

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
March 31, 2011 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans and interest income (continued)

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

Loans determined not to be individually impaired are grouped by the property type of the underlying collateral, and for each loan and for the total by property type, the amount of protective equity or amount of exposure to loss (i.e., the dollar amount of the deficiency of the fair value of the underlying collateral to the loan balance) is computed. Based on its knowledge of the borrowers and their historical (and expected) performance, and the exposure to loss, management estimates an appropriate reserve by property type for probable credit losses in the portfolio. Because the partnership is an asset-based lender and because specific regions, neighborhoods and even properties within the same neighborhoods, vary significantly as to real estate values and transaction activity, general market trends, which may be indicative of a change in the risk of a loss, are secondary to the condition of the property, the property type and the neighborhood/region in which the property is located, and do not enter substantially into the determination of the amount of the non-specific (i.e. general) reserves.

The fair value estimates are derived from information available in the real estate markets including similar property, and may require the experience and judgment of third parties such as commercial real estate appraisers and brokers. The company charges off uncollectible loans and related receivables directly to the allowance account once it is determined the full amount is not collectible.

Net income (loss) per $1,000 invested

Amounts reflected in the statements of operations as net income (loss) per $1,000 invested by members for the entire period are amounts allocated to members who had their investment throughout the period and have elected to either reinvest their earnings or receive periodic distributions of their net income. Individual income (loss) is allocated each month based on the members’ pro rata share of members’ capital. Because the net income (loss) percentage varies from month to month, amounts per $1,000 will vary for those individuals who made or redeemed investments during the three month period.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
March 31, 2011 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting pronouncements

On April 5, 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether Restructuring is a Troubled Debt Restructuring,” providing guidance to lenders for evaluating where a modification or restructuring of a loan as a Troubled Debt Restructuring (TDR). ASU 2011-02 provides expanded guidance on whether:  1) the lender has granted a “concession” and 2) whether the borrower is experiencing “financial difficulties.” The ASU is effective for the first interim or annual period beginning after June 15, 2011 (i.e. the third quarter of 2011) and is required to be applied retroactively for all modifications and restructuring activities in 2011. This ASU ends the FASB’s deferral of the additional disclosures about TDR activities required by ASU 2010-20.

NOTE 3 – MANAGERS AND RELATED PARTIES

The following commissions and fees are paid by the borrowers:

Loan brokerage commissions

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, RMC may collect a loan brokerage commission that is expected to range from approximately 2% to 5% of the principal amount of each loan made during the year. Total loan brokerage commissions are limited to an amount not to exceed 4% of the total company assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the company. For the three months ended March 31, 2011 and 2010, loan brokerage commissions paid by the borrowers were $48,500 and $0, respectively.

Other fees

RMC or Gymno will receive fees for processing, notary, document preparation, credit investigation, reconveyance, and other mortgage related fees. The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the company. For the three months ended March 31, 2011 and 2010, these fees totaled $4,055 and $105, respectively.

The following fees are paid by the company.

Loan administrative fees

RMC will receive a loan administrative fee in an amount up to 1% of the principal amount of each new loan originated or acquired on the company's behalf by RMC for services rendered in connection with the selection and underwriting of potential loans. Such fees are payable by the company upon the closing of each loan. For the three months ended March 31, 2011 and 2010, the loan administration fees paid by the company to RMC were $23,599 and $0, respectively.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
March 31, 2011 (unaudited)

NOTE 3 – MANAGERS AND RELATED PARTIES (continued)

Mortgage servicing fees

Mortgage servicing fees of up to 0.25%, on an annual basis, of the unpaid principal of each loan will be paid monthly to RMC, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. RMC is entitled to receive these fees regardless of whether specific mortgage payments are collected. RMC, in its sole discretion, may elect to accept less than the maximum amount of the mortgage servicing fee to enhance the earnings of the company. An increase or decrease in this fee within the limits set by the operating agreement directly impacts the yield to the members. There is no assurance that RMC will decrease or waive these fees in the future. RMC does not use any specific criteria in determining the exact amount of fees to be decreased or waived.

Mortgage servicing fees paid to RMC are presented in the following table.

	Three months ended March 31,
	2011	2010
Maximum chargeable by RMC	$2,240	$783
Waived by RMC	—	—
Net charged	$2,240	$783

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
The managers, in their sole discretion, may elect to accept less than the maximum amount of the asset management fee to enhance the earnings of the company. An increase or decrease in this fee within the limits set by the operating agreement directly impacts the yield to the members. There is no assurance that RMC will decrease or waive these fees in the future. RMC does not use any specific criteria in determining the exact amount of fees to be decreased or waived.

Asset management fees paid to the managers are presented in the following table.

	Three months ended March 31,
	2011	2010
Maximum chargeable	$12,570	$3,154
Waived	(12,570)	(3,154)
Charged	$—	$—

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
March 31, 2011 (unaudited)

NOTE 3 – MANAGERS AND RELATED PARTIES (continued)

Costs through RMC

Our managers and their affiliates are reimbursed by the company for all operating expenses incurred on behalf of the company, including without limitation, out-of-pocket general and administration expenses of the company, accounting and audit fees, legal fees and expenses, postage, and preparation of reports to the managers. For the three months ended March 31, 2011 and 2010, the company incurred $2,423 and $503, respectively of operating expenses paid for by the managers which were reimbursed to RMC.

Formation loan and Syndication costs – see Note 1 Sales commissions - formation loans and Syndication costs for details on activity and balances.

NOTE 4 – LOANS

The company generally funds loans with a fixed interest rate and a five-year term. As of March 31, 2011, 85% of the company’s loans (representing 82% of the aggregate principal of the company’s loan portfolio) have a five year term or less from loan inception.  The remaining loans have terms longer than five years. As of March 31, 2011, two loans outstanding (representing 25% of the aggregate principal balance of the company’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

- Secured loans unpaid principal balance (principal) - Secured loan transactions are summarized in the following table for the three months ended March 31.

	2011	2010
Principal, beginning of year	$3,155,628	$1,253,742
New loans added	4,329,431	—
Borrower repayments	(10,331)	(107,161)
Principal, March 31,	$7,474,728	$1,146,581

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
March 31, 2011 (unaudited)

NOTE 4 – LOANS (continued)

- Loan characteristics - Secured loans had the characteristics presented in the following table.

	March 31,	December 31,
	2011	2010
Number of secured loans	20	12
Secured loans – principal	$7,474,728	$3,155,628
Secured loans – interest rates range (fixed)	8.50-11.00%	8.50-11.00%

Average secured loan – principal	$373,736	$262,969
Average principal as percent of total principal	5.00%	8.33%
Average principal as percent of members’ capital	5.33%	5.09%
Average principal as percent of total assets	4.58%	4.08%

Largest secured loan – principal	$1,000,000	$877,500
Largest principal as percent of total principal	13.38%	27.81%
Largest principal as percent of members’ capital	14.25%	16.99%
Largest principal as percent of total assets	12.24%	13.60%

Smallest secured loan – principal	$109,466	$97,997
Smallest principal as percent of total principal	1.46%	3.11%
Smallest principal as percent of members’ capital	1.56%	1.90%
Smallest principal as percent of total assets	1.34%	1.52%

Number of counties where security is located (all California)	11	8
Largest percentage of principal in one county	18.98%	27.81%

Number of secured loans in foreclosure	—	—
Secured loans in foreclosure – principal	—	—

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of March 31, 2011, the company’s largest loan in the principal of $1,000,000 represents 13.38% of outstanding secured loans and 12.24% of company assets. The loan is secured by a residential property located in San Mateo County, California, bears an interest rate of 9.00% and matures on March 1, 2012.

Larger loans sometimes increase above 10% of the secured loan portfolio or company assets as these amounts decrease due to member withdrawals and loan payoffs and due to restructuring of existing loans. As the portfolio grows within the near term, it is anticipated any loan currently exceeding 10% of assets will, when the secured loans portfolio grows, fall under 10% of assets.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
March 31, 2011 (unaudited)

NOTE 4 – LOANS (continued)

- Lien positions - Secured loans had the lien positions presented in the following table.

	March 31, 2011			December 31, 2010
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	14	$6,138,517	82%	6	$1,813,697	57%
Second trust deeds	6	1,336,211	18	6	1,341,931	43
Third trust deeds	—	—	—	—	—	—
Total secured loans	20	7,474,728	100%	12	3,155,628	100%
Liens due other lenders at loan closing		3,464,067			3,464,067

Total debt		$10,938,795			$6,619,695

Appraised property value at loan closing		$22,279,465			$11,565,115

Percent of total debt to appraised
values (LTV) at loan closing (1)		49.10%			57.24%

(1)
Based on appraised values and liens due other lenders at loan closing. The loan to value computation does not take into account subsequent increases or decreases in security property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any.

- Property type - Secured loans summarized by property type of the collateral are presented in the table following.

	March 31, 2011			December 31, 2010
	Loans	Principal	Percent	Loans	Principal	Percent
Single family (2)	19	$7,205,595	96%	11	$2,885,924	91%
Multi-family	1	269,133	4	1	269,704	9
Commercial	—	—	—	—	—	—
Land	—	—	—	—	—	—
Total secured loans	20	$7,474,728	100%	12	$3,155,628	100%

(2)	Single family properties include owner-occupied and non-owner occupied single family homes, and condominium units.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
March 31, 2011 (unaudited)

NOTE 4 – LOANS (continued)

- Scheduled maturities - Secured loans are scheduled to mature as presented in the following table.

Scheduled maturities	Loans	Principal	Percent
2011	2	$1,082,944	14%
2012	1	1,000,000	13
2013	3	1,296,595	17
2014	2	228,358	3
2015	6	1,914,297	26
Thereafter	6	1,952,534	27
Total future maturities	20	7,474,728	100
Matured at March 31, 2011	—	—	—
Total secured loans	20	$7,474,728	100%

Loans may be repaid or refinanced before, at or after the contractual maturity date. On matured loans the company may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

- Delinquency - Secured loans summarized by payment delinquency are presented in the following table.

	March 31,	December 31,
	2011	2010
30-89 days past due	$—	$206,201
90-179 days past due	—	—
180 or more days past due	—	—
Total past due	—	206,201
Current	7,474,728	2,949,427
Total secured loans	$7,474,728	$3,155,628

- Impaired loans - No secured loans were designated as impaired at March 31, 2011 or December 31, 2010.

At March 31, 2011 and December 31, 2010, the company had not recorded an allowance for loan losses as no loans were designated as impaired and all loans had protective equity such that collection was assured for amounts owing.

At March 31, 2011 and December 31, 2010, no secured loans had been modified.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
March 31, 2011 (unaudited)

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

(b)
Secured loans. The approximate fair value of the non-impaired loans of $7,679,000 and $3,195,000 at March 31, 2011 and December 31, 2010, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Loan commitments

The company makes construction and rehabilitation loans, which are not fully disbursed at loan inception. With such loans, the company has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents. At March 31, 2011, there were no undisbursed loan funds. The company does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

The company periodically negotiates contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments.  As of March 31, 2011, the company has not entered into any such workout agreements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
March 31, 2011 (unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES (continued)

Legal proceedings

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of deeds of trust, collect the debt owed under promissory notes, or to protect, or recoup its investment from real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance. As of March 31, 2011, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

Organization and offering expenses

RMC is entitled to receive reimbursement of organizational and offering expenses expended on our behalf. Through March 31, 2011, organizational and offering expenses totaled approximately $1,413,000. Upon achieving the minimum unit sales of 1,000,000 units, the Company became obligated to reimburse RMC for these costs up to an amount equal to 4.5% of gross offering proceeds until RMC has been fully reimbursed for organizational and offering expenses expended on our behalf.

NOTE 7 – SUBSEQUENT EVENTS

None

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this Report, as well as the audited financial statements and the notes thereto, and “Management Discussion and Analysis of Financial Condition and Results of Operations” included in the company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Forward-Looking Statements

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the company and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future member withdrawals, future funding of loans by the company, 2011 annualized yield estimates and beliefs relating to the impact on the company from current economic conditions and trends in the financial and credit markets. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the Company has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

Management has the requisite familiarity with the markets it lends in generally and of the properties lent on specifically to analyze sales-comparables and assess their suitability/applicability. Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability. These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties - on and off the market – that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types. Management’s analysis of these secondary sources, as well as the analysis of comparable sales, assists management in preparing its estimates regarding valuations, such as collateral fair value.  However, such estimates are inherently imprecise and actual results could differ significantly from such estimates.

Net income recorded for limited members under GAAP from inception through March 31, 2011 was $270,975 and cash distributed to limited members was $330,852. The difference between GAAP income and actual cash distributions was due to the managers anticipating funding quality loans on a faster pace than that achieved, due to the financial markets and the general economic conditions. The managers believe in 2011 the difference will be recouped and therefore are not anticipating a capital reduction.  During the three months ended March 31, 2011, the portfolio of secured loans increased from $3,155,628 to $7,474,728.

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

Managers and Related Parties

The managers of the company are RMC and Gymno Corporation. The company’s business is conducted primarily through RMC, which arranges, services and maintains the loan portfolio for the benefit of the company. The fees received by the managers are paid pursuant to the operating agreement and are determined at the sole discretion of the managers within the prescribed limits. See Note 1 (General) and Note 3 (General Partners and Related Parties) to the financial statements included in Part I, Item 1 of this Report for a detailed discussion of the various company activities for which related parties are compensated and other related transactions, including the formation loans to RMC.

Contributed Capital

The managers are required to contribute to capital 1/10 of 1% of the aggregate capital accounts of the members. As of March 31, 2011 and December 31, 2010, a manager, Gymno Corporation, had contributed $8,010 and $5,933 respectively, as capital in accordance with Section 4.2 of the operating agreement. One percent of our net profits and one percent of our net losses will be allocated to our managers.

Results of Operations

The company’s operating results for the three months ended March 31, 2011 are discussed below.

	Changes during the three months
	ended March 31, 2011
	versus 2010
	Dollars	Percent
Revenue
Interest income
Interest on loans	$72,575	250%
Imputed interest on formation loan	2,103	—
Other interest, net	(349)	(46)
Total interest income	74,329	249

Interest expense
Amortization of discount on imputed interest	2,103	—
Total interest expense	2,103	—

Net interest income	72,226	242

Late fees	462	943
Other	—	—
Total revenues, net	72,688	243

Provision for loan losses	—	—

Operating expenses
Mortgage servicing fees	1,457	186
Asset management fees	—	—
Costs through RMC	1,920	382
Professional services	(265)	(100)
Other	28	3
Total operating expenses	3,140	124
Net income	$69,548	254%

Please refer to the above table throughout the discussions of Results of Operations.

Comparison of the three month period ended March 31, 2011 versus the same period ended March 31, 2010

Revenue – Interest on loans

The increase in interest on loans is due to the growth of the secured loan portfolio. The average secured loan portfolio balance, the stated average yield and the effective average yield rate for the three months ended March 31, 2011 and 2010, are shown in the table below.

	2011	2010
Average Secured Loan Balance	$3,973,3522	$1,252,7999
Stated Average Yield Rate	9.299%	9.47%
Effective Yield Rate	10.233%	9.288%

Operating Expenses

The increases in mortgage servicing fees and costs through RMC are the results of the increased loan portfolio as the fees are either based upon the outstanding principal or the outstanding principal in relation to the outstanding principal of other funds to whom RMC supplies similar services.

Allowance for Losses.

The managers periodically review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, real estate held expenses, sales activities, and borrower’s payment records and other data relating to the loan portfolio. Data on the local real estate market and on the national and local economy are studied. Based upon this and other information, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of company operations. The company is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the managers expect the company will on occasion take back real estate security. At March 31, 2011, no loans within the company’s loan portfolio were past maturity and/or past due 90 days or more in interest payments. The company may occasionally enter into workout agreements with borrowers who are past maturity or delinquent in their regular payments. No company loans were subject to a workout agreement as of March 31, 2011. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full. Workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. Management expects the number of foreclosures and workout agreements will rise during difficult times and conversely fall during good economic times. Workouts and delinquencies have been considered when management arrived at an appropriate allowance for loan losses and based on our experience, are reflective of our loan marketplace segment. Because of the number of variables involved, the magnitude of possible swings and the managers’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the managers.

Since inception, the company has not filed any notices of default against borrowers. Delinquencies higher than traditional lending institutions are typical of our market segment and the company expects to have a level of delinquency higher than banking institutions within its portfolio.

At March 31, 2011 and December 31, 2010, the company had not recorded an allowance for loan losses as no loans were designated as impaired.

Liquidity and Capital Resources.

The company relies upon sales of units, loan payoffs, borrowers' mortgage payments, and, to a lesser degree and, if obtained, a line of credit, or proceeds from real estate owned financing or sales, should the company acquire the collateral securing our loans, for the source of funds for loans. Recently, mortgage interest rates have been at historically low levels. If interest rates were to increase substantially, the yield of the company’s loans may provide lower yields than other comparable debt-related investments. In such event, unit purchases by prospective members could decline, which would reduce our overall liquidity. Additionally, if, as expected, we make primarily fixed rate loans, if interest rates were to rise, the likely result would be a slower prepayment rate for the company. This could cause a lower degree of liquidity as well as a slowdown in the ability of the company to invest in loans at the then current interest rates. Conversely, in the event interest rates were to decline, we could see both or either of a surge of unit purchases by prospective members, and significant borrower prepayments, which, if we can only obtain the then existing lower rates of interest may cause a dilution of our yield on loans, thereby lowering our overall yield to members. We, to a lesser degree, expect to rely upon a line of credit to fund loans. To date we have not obtained a line of credit.  Generally, our loans are anticipated to be fixed rate, whereas a credit line will likely be a variable rate loan. In the event of a significant increase in overall interest rates, a credit line rate of interest could increase to a rate above the average portfolio rate of interest. Should such an event occur, the managers would desire to pay off the line of credit. Retirement of a line of credit would reduce our overall liquidity. Once we make loans, we expect that cash will constantly be generated from borrower payments of interest, principal and loan payoffs and that cash flow will exceed company expenses, earnings and unit redemptions. Excess cash flow, if any, will be invested in new loan opportunities, when available, and will be used to reduce a credit line or in other company business.

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

We have adopted a distribution reinvestment plan pursuant to which members may elect to have a portion, or all, of the full amount of their distributions from us reinvested in additional units. Earnings allocable to members who participate in the distribution reinvestment plan will be retained by the company for making further loans or for other proper company purposes.

We allow members to redeem their units subject to certain limitations and penalties.  Once a member’s initial five-year holding period has passed, the managers expect to see an increase in redemptions due to the ability of members to redeem units without penalty.

During the three months ended March 31, 2011 and 2010, the company, after allocation of syndication costs, made the following allocation of earnings both to the members who elected to participate in the distribution reinvestment plan, and those that chose to receive monthly distributions.

	2011	2010
Reinvesting	$32,403	$6,445
Distributing	80,559	21,604
Total	$112,962	$28,049

Percent of members’ capital, electing distribution	71%	77%

Members have no right to withdraw from the company or to obtain the return of their capital account for at least one year from the date of purchase of units. In order to provide our members with a certain degree of liquidity, we have adopted a unit redemption program. Generally, one year after purchasing your units, a member may redeem all or part of its units, subject to certain significant restrictions and limitations. At that time, we may, subject to the significant restrictions and limitations described below, redeem the units presented for redemption to the extent that we have sufficient cash flow available to us to fund such redemption. The price paid for redeemed units will be based on the lesser of the purchase price paid by the redeeming member or the member's capital account balance as of the date of each redemption payment. For redemptions beginning after one year (but before two years), the redemptions will be calculated as 92% of purchase price or 92% of the capital account balance, whichever is less. Beginning after each of the subsequent years, the redemption percentages will increase to 94%, 96%, 98%, and 100%, respectively, of the purchase or capital account balance, whichever is less. Notwithstanding the foregoing, with respect to any redemption, the number of units that may be redeemed per quarter per individual member will be subject to a maximum of the greater of 100,000 units or 25% of the member's units outstanding. For redemption requests requiring more than one quarter to fully redeem, the percentage discount amount that applies when the redemption payments begin will continue to apply throughout the entire redemption period and will apply to all units covered by such redemption request regardless of when the final redemption payment is made. Under our unit redemption program, in the event of an investor’s death, his or her heirs are provided with an option to redeem all or a portion of the investor’s units without penalty. There were no unit redemptions for the three months ended March 31, 2011 or 2010.

While the managers have set an estimated value for the units, such determination may not be representative of the ultimate price realized by a member for such units upon sale.  No public trading market exists for the units and none is likely to develop.  Thus, there is no certainty the units can be sold at a price equal to the stated value of the capital account.

Current Economic Conditions

The majority of the property securing the company’s loans is located in the nine San Francisco Bay Area counties and the Los Angeles metropolitan area. As a result, the health of the California economy, the California real estate market and the credit markets is of primary concern. Credit markets for real estate secured assets continue to remain extremely tight, with the exception of financing for stabilized multi-family properties.

The de-leveraging of consumers, financial institutions and commercial businesses continues. Financial institutions with an excess of real estate secured loans on their books, have increased underwriting standards and eliminated lending to perceived risky industries in their efforts to shore up balance sheets and credit quality. Historically, the real estate industry has relied upon a ready supply of capital in the form of loans. These funds generally came from government sponsored agencies such as Fannie Mae, Freddie Mac, FHA, jumbo loan securitizations, as well as commercial lending institutions of many types holding loans for their own accounts. The new reality is that the credit market has changed and may not recover in the near term. There is discussion that Fannie Mae and Freddie Mac, the largest suppliers of credit for residential properties, may be wound down. The real estate credit markets may not loosen up any time soon and may have changed, restrictively, forever from what they were just a few years ago.

In addition, CoreLogic released data showing that 11.1 million (23.1 percent) of all residential properties with a mortgage were in negative equity at the end of the fourth quarter of 2010, up from 10.8 million (22.5 percent) the previous quarter. Negative equity means that the borrower owes more than the value of the property. An additional 2.4 million borrowers had less than five percent equity, referred to as near-negative equity, in the fourth quarter. Together, negative equity and near-negative equity mortgages accounted for 27.9 percent of all residential properties with a mortgage nationwide. The borrowers that have mortgages larger than the value of their homes are in a difficult position along with their lenders. If the borrowers desire to sell their property for a myriad of reasons or have difficulty making their payments and are forced to sell their property they will not be able to generate sufficient proceeds from a sale to payoff their lenders unless they have sufficient cash assets that they choose to pay to the lender. Alternatively, they can let the lender take the property in satisfaction of their debt. In these cases the homeowner loses their home and the lender loses a portion of their debt if they choose to sell the acquired property in the near term. Additionally, borrowers with negative equity will find most lenders unwilling to provide new or lower cost financing as there will be inadequate equity to provide a cushion should a borrower default upon their mortgage. This leaves borrowers with negative equity locked into their properties and bound to their existing lender for the foreseeable future.

During the first quarter of 2011, interest rates continued to remain low and for those that can qualify for new loans the cost of carrying a mortgage continued to help improve ownership affordability. Even as of May 12, 2011, the Freddie Mac interest rate for a 30-year fixed mortgage was 4.63 percent (with 0.7 points of cost). In spite of historically low rates, credit remains difficult to obtain and consumers remain skeptical of real estate continuing to maintain value particularly in consideration of the declines in property values since 2007. Therefore, many potential purchasers lack the confidence to purchase and demand for real estate remains at historical lows.

The number of California new and resale houses and condominiums sold during March 2011 was 36,417. That was up 33.3 percent from 27,320 in February, and down 2.4 percent from 37,295 for March 2010. California sales for the month of March have varied from a low of 24,565 in 2008 to a high of 68,848 in 2005.  Distressed property sales made up about 57 percent of California’s March resale market. Of the existing homes sold, 39.3 percent were properties that had been foreclosed on during the past year. That was down from 40.1 percent in February and down from 40.3 percent in March a year ago. The all-time high was in February 2009 at 58.5 percent. Additionally, short sales – transactions where the sale price fell short of what was owed on the property – made up an estimated 17.6 percent of resales. That was down from an estimated 18.8 percent in February but the same as a year earlier and up from 11.4 percent two years ago.

The median price paid for a California home in March 2011 was $249,000, up 2.0 percent from $244,000 in February, and down 2.4 percent from $255,000 for March a year ago. The year-over-year decrease was the sixth in a row after eleven months of increases. The bottom of the current residential real estate cycle was $221,000 in April 2009, while the peak was at $484,000 in early 2007. While we are above the current historical median price low set in April 2009, the recent decreases in median price and low sales volumes continue to lead to expectations that real estate values will not increase significantly in the near term remote and are more indicative of a real estate market struggling with oversupply as a result of too many properties being delivered to the market from lenders due to borrower defaults and lack of demand.

The Gross Domestic Product (GDP) grew at a 1.8 percent rate during the first quarter of 2011. While this is a positive sign that the overall US economy is improving, real estate, which was one of the worst hit industries of the Great Recession, continues to be severely and adversely impacted by the downturn of the last four years. Jobs are an important factor effecting home affordability. The national unemployment rose in the United States from 9.3 percent in 2009 to 9.6 percent in 2010, the highest level since 1983. As of March 2011 the national unemployment rate had decreased to 8.8 percent, still high but moving downward as the economy has begun to create jobs.

At the same time, unemployment rose in California to its highest level since records began in 1976. In December 2010, the state posted a 12.5 percent unemployment rate, up from 12.2 percent in December 2009. By March 2011 the unemployment rate in California had declined to 12.0 percent, which is a significant improvement but still an unemployment rate that clearly illustrates the economic difficulties in the state and the depth of the Great Recession.

The San Francisco Bay Area fared better than the state as a whole, with unemployment falling in the Silicon Valley from 11.5 percent in December 2009, to 10.7 percent in December 2010 and to 10.6 percent in March 2011 and in the San Francisco-Oakland region from 10.2 percent in December 2009, to 9.9 percent in December 2010 and rising to 10.0 percent as of March 2011. Overall, the rapid rise in unemployment in recent years has caused significant worker concerns regarding job security and lowered confidence in their own financial circumstances. Spending on new homes, upgrades to larger homes and remodeling of existing housing are all highly dependent upon consumer sentiment and financial circumstances. Until unemployment drops considerably or returns to more normal levels, residential real estate values and a more normal real estate market will be hard pressed to emerge and begin a solid recovery.

Overall, there are signs that general economic conditions are improving. Unemployment has remained high but is not generally rising. Home prices fell on average but not nearly by the magnitudes in preceding years. Interest rates are remaining low and consumer sentiment while low is improving. The ends of recessions and periods of home price depreciation are often one of the most opportune times to make loans. Borrowers that qualify for a mortgage, particularly under stringent underwriting guidelines, are often the highest performing groups of borrowers in the long run. There is less competition from other lenders as they are still sitting on the sidelines or have left the industry altogether. With well collateralized loans, low loan-to-value lenders should avoid the dangers of lending into a bubble market and face limited exposure to further real estate value declines.

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

Contractual Obligations

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

- Secured loans unpaid principal balance (principal) - Secured loan transactions are summarized in the following table for the three months ended March 31.

	2011	2010
Principal, beginning of year	$3,155,628	$1,253,742
New loans added	4,329,431	—
Borrower repayments	(10,331)	(107,161)
Principal, March 31,	$7,474,728	$1,146,581

- Loan characteristics - Secured loans had the characteristics presented in the following table.

	March 31,	December 31,
	2011	2010
Number of secured loans	20	12
Secured loans – principal	$7,474,728	$3,155,628
Secured loans – interest rates range (fixed)	8.50-11.00%	8.50-11.00%

Average secured loan – principal	$373,736	$262,969
Average principal as percent of total principal	5.00%	8.33%
Average principal as percent of members’ capital	5.33%	5.09%
Average principal as percent of total assets	4.58%	4.08%

Largest secured loan – principal	$1,000,000	$877,500
Largest principal as percent of total principal	13.38%	27.81%
Largest principal as percent of members’ capital	14.25%	16.99%
Largest principal as percent of total assets	12.24%	13.60%

Smallest secured loan – principal	$109,466	$97,997
Smallest principal as percent of total principal	1.46%	3.11%
Smallest principal as percent of members’ capital	1.56%	1.90%
Smallest principal as percent of total assets	1.34%	1.52%

Number of counties where security is located (all California)	11	8
Largest percentage of principal in one county	18.98%	27.81%

Number of secured loans in foreclosure	—	—
Secured loans in foreclosure – principal	—	—

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of March 31, 2011, the company’s largest loan in the principal of $1,000,000 represents 13.38% of outstanding secured loans and 12.24% of company assets. The loan is secured by a residential property located in San Mateo County, California, bears an interest rate of 9.00% and matures on March 1, 2012.

Larger loans sometimes increase above 10% of the secured loan portfolio or company assets as these amounts decrease due to member withdrawals and loan payoffs and due to restructuring of existing loans. As the portfolio grows within the near term, it is anticipated any loan currently exceeding 10% of assets will, when the secured loans portfolio grows, fall under 10% of assets.

- Lien positions - Secured loans had the lien positions presented in the following table.

	March 31, 2011			December 31, 2010
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	14	$6,138,517	82%	6	$1,813,697	57%
Second trust deeds	6	1,336,211	18	6	1,341,931	43
Third trust deeds	—	—	—	—	—	—
Total secured loans	20	7,474,728	100%	12	3,155,628	100%
Liens due other lenders at loan closing		3,464,067			3,464,067

Total debt		$10,938,795			$6,619,695

Appraised property value at loan closing		$22,279,465			$11,565,115

Percent of total debt to appraised
values (LTV) at loan closing (1)		49.10%			57.24%

(1)
Based on appraised values and liens due other lenders at loan closing. The loan to value computation does not take into account subsequent increases or decreases in security property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any.

- Property type - Secured loans summarized by property type of the collateral are presented in the table following.

	March 31, 2011			December 31, 2010
	Loans	Principal	Percent	Loans	Principal	Percent
Single family (2)	19	$7,205,595	96%	11	$2,885,924	91%
Multi-family	1	269,133	4	1	269,704	9
Commercial	—	—	—	—	—	—
Land	—	—	—	—	—	—
Total secured loans	20	$7,474,728	100%	12	$3,155,628	100%

(2)	Single family properties include owner-occupied and non-owner occupied single family homes, and condominium units.

- Scheduled maturities - Secured loans are scheduled to mature as presented in the following table.

Scheduled maturities	Loans	Principal	Percent
2011	2	$1,082,944	14%
2012	1	1,000,000	13
2013	3	1,296,595	17
2014	2	228,358	3
2015	6	1,914,297	26
Thereafter	6	1,952,534	27
Total future maturities	20	7,474,728	100
Matured at March 31, 2011	—	—	—
Total secured loans	20	$7,474,728	100%

Loans may be repaid or refinanced before, at or after the contractual maturity date. On matured loans the company may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

- Delinquency - Secured loans summarized by payment delinquency are presented in the following table.

	March 31,	December 31,
	2011	2010
30-89 days past due	$—	$206,201
90-179 days past due	—	—
180 or more days past due	—	—
Total past due	—	206,201
Current	7,474,728	2,949,427
Total secured loans	$7,474,728	$3,155,628

At March 31, 2011 and December 31, 2010, the company had not recorded an allowance for loan losses as no loans were designated as impaired and all loans had protective equity such that collection was assured for amounts owing.

- Impaired loans - The company did not have any secured loans designated as impaired at March 31, 2011 or December 31, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not included as the company is a smaller reporting company.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.              Legal Proceedings

In the normal course of business, the company may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of deeds of trust, collect the debt owed under promissory notes, or to protect, or recoup its investment from real property secured by the deeds of trust and resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions would typically be of any material importance. As of the date hereof, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

ITEM 1A.          Risk Factors

There have been no material changes to the risk factors set forth in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

As of March 31, 2011, we had sold 8,088,098 units in the offering, for gross offering proceeds of $8,088,098, including 87,722 units issued under our distribution reinvestment plan and 109,060 units from premiums paid by RMC.

From the subscription proceeds of $9,039,663, we incurred approximately $625,000 in selling commissions and from the subscriptions admitted of $7,891,316 (excluding units issued under our distribution reinvestment plan) we incurred approximately $355,000 in organization and offering costs. We intend to use substantially all of the net offering proceeds from the ongoing initial public offering to make loans.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	President of Gymno Corporation, (Principal Executive Officer); Director of Gymno Corporation Secretary/Treasurer of Gymno Corporation (Principal Financial and Accounting Officer)	May 16, 2011

/S/ Michael R. Burwell
Michael R. Burwell	President Secretary/Treasurer of Redwood Mortgage Corp. (Principal Financial and Accounting Officer); Director of Redwood Mortgage Corp.	May 16, 2011