Form 10-Q
period 2011-06-30
Redwood Mortgage Investors IX
filed 2011-08-12
CIK 1448038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES    [   ]  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ X] YES    [   ]  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ] YES    [X] NO

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Balance Sheets
JUNE 30, 2011 (unaudited) AND DECEMBER 31, 2010 (audited)

	June 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$2,463,144	$3,256,284

Loans, secured by deeds of trust
Principal	6,542,146	3,155,628
Accrued interest	39,340	18,004
Total loans	6,581,486	3,173,632

Receivable from affiliate	—	442

Loan administration fees, net	32,494	22,282

Total assets	$9,077,124	$6,452,640

LIABILITIES AND MEMBERS’CAPITAL
Liabilities
Accounts payable	$—	$2,082
Payable to affiliate	11,772	1,882
Total liabilities	11,772	3,964

Investors in applicant status	540,986	1,285,031

Members’ capital
Members’ capital, subject to redemption, net	8,519,009	5,160,377
Managing members’ capital, net	5,357	3,268
Total members' capital, net	8,524,366	5,163,645
Total liabilities and members' capital, net	$9,077,124	$6,452,640

 The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Operations
For the Three and Six Months Ended June 30, 2011 and 2010
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Interest income
Interest on loans	$136,197	$33,738	$237,843	$62,809
Imputed interest on formation loan	2,025	—	4,128	—
Other interest	543	(486)	950	270
Total interest income	138,765	33,252	242,921	63,079

Interest expense, amortization of discount on formation loan	2,025	—	4,128	—
Net interest income	136,740	33,252	238,793	63,079

Late fees	589	50	1,100	99
Other	50	100	50	100
Total revenues, net	137,379	33,402	239,943	63,278

Provision for loan losses	—	—	—	—

Operating expenses
Mortgage servicing fees	4,431	866	6,671	1,649
Asset management fees	—	—	—	—
Costs through RMC	13,219	732	15,642	1,235
Professional services	2,075	7,064	2,075	7,329
Other	1,477	1,206	2,495	2,196
Total operating expenses	21,202	9,868	26,883	12,409
Net income	$116,177	$23,534	$213,060	$50,869

Net income
Members (99%)	$115,015	$23,298	$210,929	$50,360
Managing members (1%)	1,162	236	2,131	509
	$116,177	$23,534	$213,060	$50,869
Net income per $1,000 invested by members for entire period	$14	$17	$27	$33

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Changes in Members’ Capital
For the Six Months Ended June 30, 2011
(unaudited)

		Members
	Investors
	In	Capital	Unallocated	Formation
	Applicant	Account	Syndication	Loan,	Members’
	Status	Members	Costs	Gross	Capital, net

Balance, December 31, 2010	$1,285,031	$5,911,916	$(263,865)	$(487,674)	$5,160,377
Contributions on application	2,879,983	—	—	—	—
Contributions admitted to members' capital	(3,593,928)	3,593,928	—	—	3,593,928
Premiums paid on application by RMC	39,270	—	—	—	—
Premiums admitted to members' capital	(69,370)	69,370	—	—	69,370
Net income	—	210,929	—	—	210,929
Earnings distributed to members	—	(260,835)	—	—	(260,835)
Earnings distributed used in DRIP	—	79,414	—	—	79,414
Member's redemptions	—	—	—	—	—
Formation loan advances	—	—	—	(198,449)	(198,449)
Formation loan payments received	—	—	—	24,384	24,384
Syndication costs incurred	—	—	(160,109)	—	(160,109)
Early withdrawal penalties	—	—	—	—	—

Balance, June 30, 2011	540,986	9,604,722	(423,974)	(661,739)	8,519,009

	Managing Members (Managers)
	Capital	Unallocated		Total
	Account	Syndication	Managers’	Members’
	Managers	Costs	Capital, net	Capital, net
Balance, December 31, 2010	$5,933	$(2,665)	$3,268	$5,163,645
Contributions on application	—	—	—	—
Contributions admitted to members' capital	3,707	—	3,707	3,597,635
Premiums paid on application by RMC	—	—	—	—
Premiums admitted to members' capital	—	—	—	69,370
Net income	2,131	—	2,131	213,060
Earnings distributed to members	(2,131)	—	(2,131)	(262,966)
Earnings distributed used in DRIP	—	—	—	79,414
Members’ redemptions	—	—	—	—
Formation loan advances	—	—	—	(198,449)
Formation loan payments received	—	—	—	24,384
Syndication costs incurred	—	(1,618)	(1,618)	(161,727)
Early withdrawal penalties	—	—	—	—

Balance, June 30, 2011	9,640	(4,283)	5,357	8,524,366

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Cash Flows
For the Six Months Ended June 30, 2011 and 2010
(unaudited)

	2011	2010
Cash flows from operating activities
Net income	$213,060	$50,869
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of loan administration fees	21,507	1,908
Imputed interest on formation loan	(4,128)	—
Interest expense, amortization of discount on formation loan	4,128	—
Change in operating assets and liabilities
Accrued interest	(21,336)	(2,122)
Receivable from affiliate	442	67,508
Loan administration fees	(31,719)	(7,180)
Accounts payable	(2,082)	—
Payable to affiliate	9,890	(700)
Net cash provided by (used in) operating activities	189,762	110,283

Cash flows from investing activities
Loans originated	(5,293,589)	(1,352,330)
Principal collected on loans	1,907,071	110,021
Net cash provided by (used in) investing activities	(3,386,518)	(1,242,309)

Cash flows from financing activities
Contributions by members	2,922,960	1,855,648
Members’ withdrawals, net of DRIP	(183,552)	(106,939)
Syndication costs incurred	(161,727)	(84,060)
Formation loan advances	(198,449)	(128,802)
Formation loan collections	24,384	—
Net cash provided by (used in) financing activities	2,403,616	1,535,847

Net increase (decrease) in cash and cash equivalents	(793,140)	403,821

Cash and cash equivalents, beginning of period	3,256,284	371,551

Cash and cash equivalents, end of period	$2,463,144	$775,372

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
June 30, 2011 (unaudited)

NOTE 1 – GENERAL

In the opinion of management of the company, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission. The results of operations for the six month period ended June 30, 2011 are not necessarily indicative of the operating results to be expected for the full year.

Redwood Mortgage Investors IX, LLC (the “company”), a Delaware limited liability company, was organized in October 2008.  The company was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on California real estate.  Loans are being arranged and serviced by Redwood Mortgage Corp. (“RMC”). The managing members ("managers") are RMC and Gymno Corporation (“Gymno”), both California corporations, affiliated by common ownership. The managers are required to contribute to capital 1/10 of 1% of the aggregate capital accounts of the members. As of June 30, 2011, Gymno had contributed capital in accordance with Section 4.2 of the operating agreement. Either of the managers acting alone has the power and authority to act for and bind the company.

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

Unit redemption program

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
June 30, 2011 (unaudited)

NOTE 1 – GENERAL (continued)

Initial offering date / offering proceeds

On November 18, 2008, the company filed a Registration Statement on Form S-11 with the Securities and Exchange Commission to offer up to 150,000,000 units of its membership interests to the public in its primary offering and 37,500,000 units to its members pursuant to its distribution reinvestment plan. In June 2009, the SEC declared the company’s Registration Statement effective and the company commenced its initial public offering. Offering proceeds are released to the company and applied to investments in mortgage loans and the payment or reimbursement of organization and offering expenses. The amount of loans the company funds or acquires will depend upon the number of units sold in the public offering and the resulting amount of the net proceeds available for investment in loans.

The following summarizes the status of the offering proceeds, at $1 per unit, as of June 30, 2011:

•	Proceeds from investors in applicant status at June 30, 2011 (later accepted by the managers): $540,986.
•	Proceeds from total units sold in the primary offering from October 5, 2009, through June 30, 2011: $9,516,813
•	Proceeds under our distribution reinvestment plan from electing members: $134,732
•	Proceeds from premiums paid by RMC: $113,610 (1)

(1)
If a member acquired his units through an unsolicited sale, his capital account will be credited with his capital contribution plus the amount of the sales commissions, if any, paid by Redwood Mortgage Corp. that are specially allocated to the member.

Syndication costs

The company ultimately bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses and filing fees. Syndication costs are charged against members’ capital and are allocated to individual members consistent with the company's operating agreement. RMC is advancing these costs on behalf of the company.  Having achieved the minimum unit sales of 1,000,000 units, the company became obligated to reimburse RMC for syndication costs up to an amount equal to 4.5% of gross offering proceeds, until RMC is reimbursed in full.

Formation loan

RMC finances the payments of sales commissions to broker-dealers by borrowing (“the formation loan”) funds from the company.  The formation loan is non-interest bearing and is being repaid equally over an approximate ten-year period commencing the year after the close of a partnership offering.  Interest has been imputed at the market rate of interest in effect in the years the offerings closed.

If the managers are removed and RMC is no longer receiving payments for services rendered, the debt on the related formation loan is forgiven.

The formation loan is deducted from members’ capital in the balance sheets. As payments are received from RMC, the formation loan’s balance outstanding and the deduction from capital is reduced.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
June 30, 2011 (unaudited)

NOTE 1 – GENERAL (continued)

Manager fees from borrowers

RMC may collect a loan brokerage commission for fees in connection with the review, selection, evaluation, negotiation and extension of loans, that is expected to range from approximately 2% to 5% of the principal amount of each loan made during the year. Total loan brokerage commissions are limited to an amount not to exceed four percent of the total company assets per year.  The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the partnership.

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
June 30, 2011 (unaudited)

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

Net income recorded for members under GAAP from inception through June 30, 2011 was $387,152 and cash distributed to members was $478,725. As cash is invested into higher yielding mortgage loans, this difference should diminish.

Cash and cash equivalents

The company considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. Periodically, company cash balances in banks exceed federally insured limits.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
June 30, 2011 (unaudited)

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
June 30, 2011 (unaudited)

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

Recently issued accounting pronouncements

The FASB issued ASU 2011-02 (April 2011), “A Creditor’s Determination of Whether Restructuring is a Troubled Debt Restructuring,” providing guidance to lenders for evaluating where a modification or restructuring of a loan as a Troubled Debt Restructuring (TDR). ASU 2011-02 provides expanded guidance on whether:  1) the lender has granted a “concession” and 2) whether the borrower is experiencing “financial difficulties.” The ASU is effective for the first interim or annual period beginning after June 15, 2011 (i.e. the third quarter of 2011) and is required to be applied retroactively for all modifications and restructuring activities in 2011. The company adopted ASU 2011-02 effective January 1, 2011.

The FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRs”.  The ASU is effective for interim and annual periods beginning after December 15, 2011 with prospective application.  The company is evaluating the effect of the ASU.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
June 30, 2011 (unaudited)

NOTE 3 – MANAGERS AND RELATED PARTIES

The managers are entitled to one percent of the profits and losses, which amounted to $1,162 and $236 for the three months ended June 30, 2011 and 2010, respectively, and $2,131 and $509 for the six months ended June 30, 2011 and 2010, respectively.

Formation loan

Formation loan transactions are presented in the following table for the six months ended June 30, 2011 and from inception to June 30, 2011.

	Six
	Months	Since
	Ended	Inception
Balance, beginning of period	$487,674	$—
Formation loan made	198,449	700,896
Unamortized discount on imputed interest	(44,618)	(96,493)
Formation loan made, net	641,505	604,403
Repayments	(24,384)	(37,652)
Early withdrawal penalties applied	—	(1,505)
Formation loan, net	617,121	565,246
Unamortized discount on imputed interest	44,618	96,493
Balance, June 30, 2011	$661,739	$661,739

The formation loan is to be repaid over a ten-year period with equal annual installments, following the completion of the offering and will be reduced partially by a portion of early redemption penalties paid to the company.  RMC in its sole discretion may make repayments prior to the completion of the offering.

An estimated amount of imputed interest is recorded for the current offerings. During the six month periods ended June 30, 2011 and 2010, approximately $4,100 and $0, respectively, was recorded related to amortization of the discount on imputed interest.

The following commissions and fees are paid by borrowers to the managers:

Brokerage commissions, loan originations

Loan brokerage commissions paid by the borrowers were $16,860 and $21,540 for the three months ended June 30, 2011 and 2010, respectively, and $65,360 and $21,540 for the six months ended June 30, 2011 and 2010, respectively.

Other fees

These fees totaled $1,489 and $1,836 for the three month periods ended June 30, 2011 and 2010, respectively, and $5,544 and $1,941 for the six month periods ended June 30, 2011 and 2010, respectively.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
June 30, 2011 (unaudited)

NOTE 3 – MANAGERS AND RELATED PARTIES (continued)

The following fees are paid by the company to the managers.

Loan administrative fees

RMC will receive a loan administrative fee in an amount up to one percent of the principal amount of each new loan originated or acquired on the company's behalf by RMC for services rendered in connection with the selection and underwriting of potential loans. Such fees are payable by the company upon the closing of each loan. Loan administration fees paid by the company to RMC were $8,120 and $7,180 for the three month periods ended June 30, 2011 and 2010, respectively, and $31,719 and $7,180 for the six month periods ended June 30, 2011 and 2010, respectively.

Mortgage servicing fees

RMC earns loan servicing fees of up to one-quarter of one percent (0.25%) annually of the unpaid principal of the loan portfolio or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located from the company.  RMC is entitled to receive these fees regardless of whether specific mortgage payments are collected. RMC, in its sole discretion, may elect to accept less than the maximum amount of the mortgage servicing fee to enhance the earnings of the company. An increase or decrease in this fee within the limits set by the operating agreement directly impacts the yield to the members.  The decision to waive fees and the amount, if any, to be waived, is made by RMC in its sole discretion.

Mortgage servicing fees are presented in the following table.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Chargeable by RMC	$4,431	$866	$6,671	$1,649
Waived by RMC	—	—	—	—
Charged	$4,431	$866	$6,671	$1,649

Asset management fees

The managers receive a monthly asset management fee for managing the company's portfolio and operations in an amount up to three-quarters of one percent (0.75%) annually of the portion of the capital originally committed to investment in mortgages, not including leverage, and including up to two percent of working capital reserves. This amount will be recomputed annually after the second full year of operations by subtracting from the then fair value of the company’s loans plus working capital reserves, an amount equal to the outstanding debt.

The managers, in their sole discretion, may elect to accept less than the maximum amount of the asset management fee to enhance the earnings of the company. An increase or decrease in this fee within the limits set by the operating agreement directly impacts the yield to the members. There is no assurance that RMC will decrease or waive these fees in the future. The decision to waive fees and the amount, if any, to be waived, is made by RMC in its sole discretion.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
June 30, 2011 (unaudited)

NOTE 3 – MANAGERS AND RELATED PARTIES (continued)

Asset management fees (continued)

Asset management fees are presented in the following table.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Chargeable by managers	$16,450	$4,421	$29,020	$7,575
Waived by managers	(16,450)	(4,421)	(29,020)	(7,575)
Charged	$—	$—	$—	$—

Costs through RMC

RMC, a manager, is reimbursed by the company for operating expenses incurred on behalf of the company, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to members, and out-of-pocket general and administration expenses. The decision to request reimbursement of any qualifying charges is made by RMC in its sole discretion. Operating expenses were $13,219 and $732, for the three month periods ended June 30, 2011 and 2010, respectively, and $15,642 and $1,235 for the six month periods ended June 30, 2011 and 2010, respectively.

Syndication costs

For the current offering, organizational and syndication costs were limited to 4.5% of the gross proceeds, with any excess being paid by the managers. Applicable gross proceeds were $9,516,813. Related expenditures, net of early withdrawal penalties applied, totaled $428,257 or 4.5% of contributions.

Syndication costs incurred by the company are presented in the following table through June 30, 2011.

Costs reimbursed to RMC	$428,889
Early withdrawal penalties applied	(632)
Allocated to date	—

Balance, June 30, 2011	$428,257

As of June 30, 2011, approximately $1,110,000 was to be reimbursed to RMC contingent upon future sales of member units.

The company generally funds loans with a fixed interest rate and a five-year term. As of June 30, 2011, 81% of the company’s loans (representing 77% of the aggregate principal of the company’s loan portfolio) have a five year term or less from loan inception. The remaining loans have terms longer than five years. As of June 30, 2011, one loan outstanding (representing 8% of the aggregate principal balance of the company’s loan portfolio) provides for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
June 30, 2011 (unaudited)

NOTE 4 – LOANS

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the six months ended June 30.

	2011	2010
Principal, beginning of year	$3,155,628	$1,253,742
New loans added	5,293,589	1,352,330
Borrower repayments	(1,907,071)	(110,021)
Principal, June 30	$6,542,146	$2,496,051

Loan characteristics

Secured loans had the characteristics presented in the following table.

	June 30,	December 31,
	2011	2010
Number of secured loans	21	12
Secured loans – principal	$6,542,146	$3,155,628
Secured loans – interest rates range (fixed)	8.50-11.00%	8.50-11.00%

Average secured loan – principal	$311,531	$262,969
Average principal as percent of total principal	4.76%	8.33%
Average principal as percent of members’ capital	3.65%	5.09%
Average principal as percent of total assets	3.43%	4.08%

Largest secured loan – principal	$767,361	$877,500
Largest principal as percent of total principal	11.73%	27.81%
Largest principal as percent of members’ capital	9.00%	16.99%
Largest principal as percent of total assets	8.45%	13.60%

Smallest secured loan – principal	$97,585	$97,997
Smallest principal as percent of total principal	1.49%	3.11%
Smallest principal as percent of members’ capital	1.14%	1.90%
Smallest principal as percent of total assets	1.08%	1.52%

Number of counties where security is located (all California)	10	8
Largest percentage of principal in one county	20.46%	27.81%

Number of secured loans in foreclosure	—	—
Secured loans in foreclosure – principal	—	—

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
June 30, 2011 (unaudited)

NOTE 4 – LOANS (continued)

Loan characteristics (continued)

As of June 30, 2011, the company’s largest loan with principal of $767,361 represents 11.73% of outstanding secured loans and 8.45% of company assets. The loan is secured by a residential property located in Los Angeles County, California, bears an interest rate of 9.25% and matures on December 1, 2015.

Larger loans sometimes increase above 10% of the secured loan portfolio or company assets as these amounts decrease due to member withdrawals and loan payoffs and due to restructuring of existing loans. It is anticipated any loan currently exceeding 10% of assets will, when and as the secured loans portfolio grows, fall under 10% of assets.

Distribution of loans within California

Secured loans are distributed within California as summarized in the following table.

	June 30, 2011			December 31, 2010
	Loans	Principal	Percent	Loans	Principal	Percent
San Francisco	3	$1,298,160	20%	2	$594,190	19%
San Francisco Bay Area (1)	9	2,796,322	42	5	1,667,825	53
Northern California (1)	1	99,737	2	—	—	—
Southern California	8	2,347,927	36	5	893,613	28
Total secured loans	21	$6,542,146	100%	12	$3,155,628	100%

(1)	Excluding line(s) above.

Commitments/loan disbursements/construction and rehabilitation loans

The company may make construction and rehabilitation loans which are not fully disbursed at loan inception. The company will have approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents and would be funded from available cash balances and future cash receipts. The company does not maintain a separate cash reserve to hold the undisbursed obligations. As of June 30, 2011, there were no such loans.

The status of the partnership’s loans, which are periodically disbursed as of June 30, 2011, is set forth below ($ in thousands).

	Complete Construction	Rehabilitation
Disbursed funds	$—	$—
Undisbursed funds	$—	$—

Construction loans are determined by the managers to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties. For each such construction loan, the company has approved a maximum balance for such loan; however, disbursements are made in phases throughout the construction process. As of June 30, 2011, the company had no commitments for construction loans. Upon project completion construction loans are reclassified as permanent loans. Funding of construction loans is limited to 10% of the loan portfolio.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
June 30, 2011 (unaudited)

NOTE 4 – LOANS (continued)

Lien positions

Secured loans had the lien positions presented in the following table.

	June 30, 2011			December 31, 2010
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	14	$5,066,289	77%	6	$1,813,697	57%
Second trust deeds	7	1,475,857	23	6	1,341,931	43
Third trust deeds	—	—	—	—	—	—
Total secured loans	21	6,542,146	100%	12	3,155,628	100%
Liens due other lenders at loan closing		3,875,002			3,464,067

Total debt		$10,417,148			$6,619,695

Appraised property value at loan closing		$21,198,465			$11,565,115

Percent of total debt to appraised values (LTV) at loan closing (2)		49.14%			57.24%

(2)
Based on appraised values and liens due other lenders at loan closing. The loan to value computation does not take into account subsequent increases or decreases in security property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any.

Property type

Secured loans summarized by property type of the collateral are presented in the table following.

	June 30, 2011			December 31, 2010
	Loans	Principal	Percent	Loans	Principal	Percent
Single family (3)	20	$6,273,443	96%	11	$2,885,924	91%
Multi-family	1	268,703	4	1	269,704	9
Commercial	—	—	—	—	—	—
Land	—	—	—	—	—	—
Total secured loans	21	$6,542,146	100%	12	$3,155,628	100%

(3)	Single family properties include owner-occupied and non-owner occupied single family homes, and condominium units.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
June 30, 2011 (unaudited)

NOTE 4 – LOANS (continued)

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table.

Scheduled maturities	Loans	Principal	Percent
2011	1	$205,023	3%
2012	1	500,000	8
2013	3	1,294,461	20
2014	3	379,845	6
2015	6	1,900,683	29
Thereafter	7	2,262,134	34
Total future maturities	21	6,542,146	100
Matured at June 30, 2011	—	—	—
Total secured loans	21	$6,542,146	100%

Loans may be repaid or refinanced before, at or after the contractual maturity date. On matured loans the company may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

Delinquency

Secured loans summarized by payment delinquency are presented in the following table.

	June 30,	December 31,
	2011	2010
30-89 days past due	$—	$206,201
90-179 days past due	—	—
180 or more days past due	—	—
Total past due	—	206,201
Current	6,542,146	2,949,427
Total secured loans	$6,542,146	$3,155,628

Impaired loans - No secured loans were designated as impaired at June 30, 2011 or December 31, 2010.

Modifications and troubled debt restructurings - No secured loans had been modified at June 30, 2011 or December 31, 2010.

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

At June 30, 2011 and December 31, 2010, the company had not recorded an allowance for loan losses as no loans were designated as impaired and all loans had protective equity such that collection was highly likely for amounts owing.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
June 30, 2011 (unaudited)

NOTE 6 – FAIR VALUE

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

(b)
Secured loans. The approximate fair value of the non-impaired loans of $6,739,000 and $3,195,000 at June 30, 2011 and December 31, 2010, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.

NOTE 7 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS AND SYNDICATION COSTS

Legal proceedings

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of deeds of trust, collect the debt owed under promissory notes, or to protect, or recoup its investment from real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance. As of June 30, 2011, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

NOTE 8 – SUBSEQUENT EVENTS

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

Forward-Looking Statements

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the company and its assets, that the difference between net income recorded and cash distributed to members, will be recouped in the future, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future member withdrawals, future funding of loans by the company, 2011 annualized yield estimates and beliefs relating to the impact on the company from current economic conditions and trends in the financial and credit markets. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the Company has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Overview

Redwood Mortgage Investors IX, LLC (the “company”), is a Delaware limited liability company formed in October 2008, to make loans secured primarily by first and second deeds of trust on California real estate. Redwood Mortgage Corp. (“RMC”) and Gymno Corporation (“Gymno”), both California corporations, are the managers of the company. The address of the company and the managers is 900 Veterans Blvd., Suite 500, Redwood City, California 94063. See Note1 (General) to the financial statements included in Part 1, Item 1 of this report for a detail presentation of the organization and operations of the company.

The company will experience a relative increase in liquidity as additional subscriptions for units are received and a relative decrease in liquidity as net offering proceeds are expended in connection with the funding and acquisition of loans and the payment or reimbursement of organization and offering expenses.

Critical Accounting Policies

See Note 2 (Summary of Significant Accounting Policies) to the financial statements included in Part I, Item 1 of this report for a detailed presentation of critical accounting policies.

Managers and Related Parties

See Note 1 (General) and Note 3 (Managers and Related Parties) to the financial statements included in Part I, Item 1 of this Report for a detailed presentation of the various company activities for which related parties are compensated and other related transactions, including the formation loan to RMC.

Results of Operations

Changes to the company’s operating results are presented in the following table for the three and six months ended June 30, 2011.

	Changes during the three months ended June 30, 2011 versus 2010		Changes during the six months ended June 30, 2011 versus 2010
	Dollars	Percent	Dollars	Percent
Revenue
Interest income
Interest on loans	$102,459	304%	$175,034	279%
Imputed interest on formation loan	2,025	—	4,128	—
Other interest, net	1,029	(212)	680	252
Total interest income	105,513	317	179,842	285

Interest expense, amortization of discount on imputed interest	2,025	—	4,128	—
Net interest income	103,488	311	175,714	279

Late fees	539	1,078	1,001	1,011
Other	(50)	(50)	(50)	(50)
Total revenues, net	103,977	311	176,665	279

Provision for loan losses	—	—	—	—

Operating expenses
Mortgage servicing fees	3,565	412	5,022	305
Asset management fees	—	—	—	—
Costs through RMC	12,487	1,706	14,407	1,167
Professional services	(4,989)	(71)	(5,254)	(72)
Other	271	22	299	14
Total operating expenses	11,334	115	14,474	117
Net income	$92,643	394%	$162,191	319%

Please refer to the above table and the statements of operations in the financial statements included in Part I, Item I of this report throughout the discussion of Results of Operations.

Impact of general economic and market conditions on the company’s financial condition, results of operations and cash flows

Since the financial crisis of 2008 and the ensuing Great Recession of 2009, the combination of general economic conditions, constrained credit, turmoil in the financial markets, and the distressed real estate markets has resulted in significant reductions in real estate sales, investment, construction and lending.  Loans from traditional sources, such as banks, are of limited availability, and when they are available the credit and regulatory environment imposes constraints such that few projects and/or borrowers meet the new, more stringent minimum requirements to qualify.  The secondary market for mortgages on commercial real estate continues at low volumes of activity and is not a source of liquidity to the industry.  The result is that many borrowers with significant protective equity against which we can lend are experiencing on-going difficulty in finding financing.

The economic uncertainty and the reluctance of lenders to lend and borrowers to borrow have caused the company to grow at a moderate, steady pace.  Total assets, the sum of all assets owned by the partnership, increased to approximately $9,077,000 at June 30, 2011, from $1,708,000 at December 31, 2009 (an increase of $7,369,000 or 431 percent).  Total loans increased over the same time period to approximately $6,581,000 from $1,259,000 (an increase of 423 percent). The portfolio was originated over the last two years during one of the most challenging periods of real estate lending. None of the loans has a payment delinquency at June 30, 2011, and the combined LTV (Loan to Value ratio) was 49 percent.  This means per the appraisals of the properties securing our loans, the borrowers have in the aggregate, more equity, 51 percent, than we the lenders have lent in the aggregate, against the properties, 49 percent.  During our time of operations, none of our loans has been subject to a notice of default nor have we acquired any real estate as a result of borrower default.

Members’ capital at June 30, 2011, was approximately $8,526,000, an increase of $7,403,000 since December 31, 2009.

Comparison of the three and six month periods ended June 30, 2011 versus the same periods ended June 30, 2010

Revenue – Interest on loans

The increase in interest on loans is due to the growth of the secured loan portfolio. The average secured loan portfolio balance, the stated average yield and the effective average yield rate for the three and six month periods ended June 30, 2011 and 2010, are shown in the table below.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Average Secured Loan Balance	$6,644,456	$1,384,990	$5,579,258	$1,318,894
Stated Average Yield Rate	9.18%	9.48%	9.22%	9.48%
Effective Yield Rate	8.20%	9.74%	8.53%	9.52%

The lower effective yield rate for the three and six month periods of 2011, compared to the stated average yield rate, reflects early payoffs of two loans with aggregate principal of approximately $1,900,000 during the three month period ended June 30, 2011.

Operating expenses - Mortgage servicing fees

The increase in mortgage servicing fees for both the three and six month periods ended June 30, 2011 compared to the same periods in 2010, reflects the increases in the secured loan portfolio noted above in Revenues - Interest on loans.

Operating expenses - Costs through RMC

The increase in costs through RMC for both the three and six month periods ended June 30, 2011 compared to the same periods in 2010,  reflects reimbursement of qualifying charges from RMC which in the previous year had been absorbed by RMC.

Operating expenses - Professional services

The decrease in professional services for both the three and six month periods ended June 30, 2011 compared to the same periods in 2010, is due to a non-recurring attorney fee of approximately $7,100 paid in June 2010.

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

Currently the credit and financial markets are facing a significant and prolonged disruption. As a result, loans are not readily available to borrowers or purchasers of real estate. Continued credit constraints impact us and our borrowers’ ability to eventually sell properties or refinance their loans in the event they have difficulty making loan payments or their loan matures. Borrowers are also generally finding it more difficult to refinance or sell their properties due to the general decline in California real estate values in recent years. The company’s loans generally have shorter maturity terms than typical mortgages. As a result, constraints on the ability of our borrowers to refinance their loans on or prior to maturity will likely have a negative impact on their ability to repay their loans. In the event a borrower is unable to repay a loan at maturity due to its inability to refinance the loan or otherwise, the company may consider extending the maturing loan through workouts or modifications, or foreclosing on the property as the general partners deem appropriate based on their evaluation of each individual loan. A slow down or reduction in loan repayments would likely reduce the company’s cash flows and restrict the company’s ability to invest in new loans or provide earnings and capital distributions.

Distribution reinvestment plan

We have adopted a distribution reinvestment plan pursuant to which members may elect to have a portion, or all, of the full amount of their distributions from us reinvested in additional units. Earnings allocable to members who participate in the distribution reinvestment plan will be retained by the company for making further loans or for other proper company purposes.

During the three and six month periods ended June 30, 2011 and 2010, the company, after allocation of syndication costs, made the following allocation of earnings both to the members who elected to participate in the distribution reinvestment plan, and those that chose to receive monthly distributions.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Reinvesting	$47,010	$7,328	$79,414	$13,773
Distributing	100,863	31,385	181,421	52,987
Total	$147,873	$38,713	$260,835	$66,760

Percent of members’ capital, electing distribution	68%	81%	70%	79%

Unit redemption program

Members have no right to withdraw from the company or to obtain the return of their capital account for at least one year from the date of purchase of units. In order to provide our members with a certain degree of liquidity, we have adopted a unit redemption program. Generally, one year after purchasing your units, a member may redeem all or part of its units, subject to certain significant restrictions and limitations. At that time, we may, subject to the significant restrictions and limitations described below, redeem the units presented for redemption to the extent that we have sufficient cash flow available to us to fund such redemption. The price paid for redeemed units will be based on the lesser of the purchase price paid by the redeeming member or the member's capital account balance as of the date of each redemption payment. For redemptions beginning after one year (but before two years), the redemptions will be calculated as 92% of purchase price or 92% of the capital account balance, whichever is less. Beginning after each of the subsequent years, the redemption percentages will increase to 94%, 96%, 98%, and 100%, respectively, of the purchase or capital account balance, whichever is less. The managers expect to see increasing numbers of redemptions once a member’s initial five-year holding period has passed due to the ability of members to redeem units without penalty.  Notwithstanding the foregoing, with respect to any redemption, the number of units that may be redeemed per quarter per individual member will be subject to a maximum of the greater of 100,000 units or 25% of the member's units outstanding. For redemption requests requiring more than one quarter to fully redeem, the percentage discount amount that applies when the redemption payments begin will continue to apply throughout the entire redemption period and will apply to all units covered by such redemption request regardless of when the final redemption payment is made. Under our unit redemption program, in the event of an investor’s death, his or her heirs are provided with an option to redeem all or a portion of the investor’s units without penalty. There were no unit redemptions for the six months ended June 30, 2011, and in the second quarter of 2010, the company redeemed 40,000 units at a redemption price of $1 per unit following the death of one investor.

While the managers have set an estimated value for the units, such determination may not be representative of the ultimate price realized by a member for such units upon sale.  No public trading market exists for the units and none is likely to develop.  Thus, there is no certainty the units can be sold at a price equal to the stated value of the capital account.

Contractual Obligations, Commitments, and Contingencies

There are no contractual obligations at June 30, 2011.

See Note 4 (Loans) and Note 7 (Commitments and Contingencies, Other than Loan Commitments) to the financial statements included in Part I, Item 1 of this report for a detailed presentation of commitments and contingencies.

Current Economic Conditions

The United States’ 2011 economy is following a year of positive quarterly economic activity which ranged from 2.3 percent to 3.9 percent in 2010 as measured by Gross Domestic Product but has slowed significantly to 0.4 percent and 1.3 percent for the first and second quarters of 2011, respectively.  Unemployment which has lingered above 9 percent for three years shows only limited signs of improvement.  The Federal government spent the majority of June and July 2011 wrangling over raising the national debt ceiling and while at the last minute they accomplished the task, the negotiations and contention placed concern upon our government’s abilities to handle its financial affairs.  As such, the Standard and Poor’s rating agency lowered the United States’ credit rating for the first time in history.  In early August, the fallout from these and other factors reached a crescendo and caused significant turmoil in the financial markets with many indices’ falls exceeding ten percent. The general economic environment is uncertain and shows only limited signs of future improvement.

The Federal Reserve’s stated policy to keep interest rates at zero to 25 basis points until at least 2013 would seem to encourage borrowers to seek financing so as to lock in or take advantage today’s interest rates.  However, in spite of the historically low interest rate environment credit remains incredibly tight and often unattainable for borrowers.  As such the deleveraging of America continues as debt is paid off or paid down rather than rolled over at what would be lower carry rates.  Loans for real estate continue to be provided almost exclusively by the government sponsored agencies of Fannie Mae, Freddie Mac and FHA.  The opportunity for lenders willing to enter the commercial real estate lending market is high as many excellent lending opportunities exist, competition is low, the lack of competition premium is high and the likelihood of future real estate collateral value reductions is less after the real estate value reductions the industry has suffered over the last four years.

The majority of the property securing the company’s loans is located in the nine San Francisco Bay Area counties and the Los Angeles metropolitan area.  As a result the health of the California real estate market is a primary concern.  Since 2007 values of California real estate have declined significantly from a median high in early 2007 of $484,000 to the current median price in July 2011 of $253,000, approximately 48 percent reduction to the median price.  The July 2011 median price of $253,000 is higher than the median price low point of $221,000 in April 2009 but not as high as the most recent median high of $270,000 in June of 2010.

The number of new and resale homes sold statewide in California during June 2011 was estimated at 38,975 homes and condominiums.  California’s average number of home sales for June 2010 was 49,929 and the number of 2011 June home sales was 38,975, an 11.3 percent decline from June 2010.  Of the homes sold in June 2011 approximately 50 percent were either a short sale or a lender foreclosed property.

California borrower defaults resulting in lenders filing a Notice of Default have declined considerably from their high point over the last four years of 135,431 during the first quarter of 2009.  For the second quarter of 2011, 53,493 Notices of Default were filed against defaulted borrowers.  This was down 17 percent from the first quarter of 2011 and down 19.2 percent from the second quarter of 2010.  As these numbers fall the amount of property taken back by lenders and being put on the market will also decline helping to lead to future real estate price stability and a likely lower amount of real estate inventory.

There are signs that precipitously falling real estate values have ended, which resulted from the financial crisis of 2008 and the ensuing Great Recession of 2009, and that we may be entering a period of real estate price stability.  A period such as this is an opportune time to be a real estate lender as borrowers that qualify for a mortgage, particularly under stringent underwriting guidelines, are often the highest performing groups of borrowers.  There is less competition from other lenders as they are still sitting on the sidelines or have left the industry altogether.  Premium interest rates are achievable with reduced competition.  With well collateralized loans at very attractive and highly secured loan to value ratio’s, lenders avoid the danger of lending into a bubble market and face limited exposure due to any minor further real estate value declines.

Portfolio Review

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for a detailed presentation on the secured loan portfolio.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Use of Proceeds from Registered Securities

On June 8, 2009, the company’s Registration Statement on Form S-11 (File No.  333-155428), covering a public offering of up to 187,500,000 units of membership interests, was declared effective by the Securities and Exchange Commission, and the Company commenced its public offering. The company is offering up to 150,000,000 units to the public in its primary offering at $1.00 per unit and up to 37,500,000 units pursuant to the company’s distribution reinvestment plan at $1.00 per unit. In accordance with the operating agreement, the offering has been extended by the managers until June 8, 2012. The offering will terminate on such date unless the managers, in their discretion, terminate the offering earlier or extend the offering for an additional one year period.

As of June 30, 2011, we had sold 9,765,155 units in the offering, for gross offering proceeds of $9,765,155, including 134,732 units issued under our distribution reinvestment plan and 113,610 units from premiums paid by RMC.

From the subscription proceeds of $10,057,799, we incurred approximately $701,000 in selling commissions and from the subscriptions admitted of $9,516,813 (excluding units issued under our distribution reinvestment plan) we incurred approximately $428,000 in organization and offering costs. We intend to use substantially all of the net offering proceeds from the ongoing initial public offering to make loans.

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

31.1 Certification of Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS* XBRL Instance Document
101.SCH* XBRL Taxonomy Extension Schema Document
101.CAL* XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF* XBRL Taxonomy Extension Definition Linkbase Document
101.LAB* XBRL Taxonomy Extension Label Linkbase Document
101.PRE* XBRL Taxonomy Extension Presentation Linkbase Document

* XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement of Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed notfiled for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

REDWOOD MORTGAGE INVESTORS IX, LLC

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	President of Gymno Corporation, (Principal Executive Officer); Director of Gymno Corporation Secretary/Treasurer of Gymno Corporation (Principal Financial and Accounting Officer)	August 12, 2011

/S/ Michael R. Burwell
Michael R. Burwell	President Secretary/Treasurer of Redwood Mortgage Corp. (Principal Financial and Accounting Officer); Director of Redwood Mortgage Corp.	August 12, 2011