Form 10-Q
period 2011-09-30
Redwood Mortgage Investors IX
filed 2011-11-14
CIK 1448038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
[X] YES    [   ] NO

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
[   ] YES    [X] NO

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Balance Sheets
SEPTEMBER 30, 2011 (unaudited) AND DECEMBER 31, 2010 (audited)

ASSETS

	September 30,	December 31,
	2011	2010
Cash and cash equivalents	$1,616,295	$3,256,284

Loans, secured by deeds of trust
Principal	8,139,237	3,155,628
Accrued interest	50,032	18,004
Total loans	8,189,269	3,173,632

Receivable from affiliate	—	442

Loan administration fees, net	44,315	22,282

Total assets	$9,849,879	$6,452,640

LIABILITIES AND MEMBERS’CAPITAL

Liabilities
Accounts payable	$253	$2,082
Payable to affiliate	—	1,882
Total liabilities	253	3,964

Investors in applicant status	682,185	1,285,031

Members’ capital
Members’ capital, subject to redemption, net	9,158,069	5,160,377
Managing members’ capital, net	9,372	3,268
Total members' capital, net	9,167,441	5,163,645
Total liabilities and members' capital, net	$9,849,879	$6,452,640

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Operations
For the Three and Nine Months Ended September 30, 2011 and 2010
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Interest income
Interest on loans	$170,701	$59,673	$408,544	$122,482
Imputed interest on formation loan	1,946	—	6,074	—
Other interest	(950)	115	—	385
Total interest income	171,697	59,788	414,618	122,867

Interest expense, amortization of discount
formation loan	1,946	—	6,074	—
Net interest income	169,751	59,788	408,544	122,867

Late fees	277	—	1,377	99
Other	100	—	150	100
Total revenues, net	170,128	59,788	410,071	123,066

Provision for loan losses	—	—	—	—

Operating expenses
Mortgage servicing fees	4,844	1,522	11,515	3,171
Asset management fees	—	—	—	—
Costs through RMC	11,675	1,134	27,317	2,369
Professional services	1,550	—	3,625	7,329
Other	848	658	3,343	2,854
Total operating expenses	18,917	3,314	45,800	15,723
Net income	$151,211	$56,474	$364,271	$107,343

Net income
Members (99%)	$149,699	$55,910	$360,628	$106,270
Managing members (1%)	1,512	564	3,643	1,073
	$151,211	$56,474	$364,271	$107,343
Net income per $1,000 invested by members
for entire period	$15	$16	$42	$49

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Changes in Members’ Capital
For the Nine Months Ended September 30, 2011
(unaudited)

		Members’ Capital, net
	Investors
	In		Unallocated	Formation
	Applicant		Syndication	Loan,	Members’
	Status	Capital	Costs	Gross	Capital, net

Balance, December 31, 2010	$1,285,031	$5,911,916	$(263,865)	$(487,674)	$5,160,377
Contributions on application	3,690,483	—	—	—	—
Contributions admitted to members' capital	(4,269,914)	4,269,914	—	—	4,269,914
Premiums paid on application by RMC	45,955	—	—	—	—
Premiums admitted to members' capital	(69,370)	69,370	—	—	69,370
Net income	—	360,628	—	—	360,628
Earnings distributed to members	—	(423,800)	—	—	(423,800)
Earnings distributed used in DRIP	—	133,562	—	—	133,562
Member's redemptions	—	—	—	—	—
Formation loan advances	—	—	—	(258,334)	(258,334)
Formation loan payments received	—	—	—	36,576	36,576
Syndication costs incurred	—	—	(190,224)	—	(190,224)
Early withdrawal penalties	—	—	—	—	—

Balance, September 30, 2011	$682,185	$10,321,590	$(454,089)	$(709,432)	$9,158,069

	Managers’ Capital, net
		Unallocated
		Syndication	Managers’	Total
	Capital	Costs	Capital, net	Capital, net
Balance, December 31, 2010	$5,933	$(2,665)	$3,268	$5,163,645
Contributions on application	—	—	—	—
Contributions admitted to members' capital	4,383	—	4,383	4,274,297
Premiums paid on application by RMC	—	—	—	—
Premiums admitted to members' capital	—	—	—	69,370
Net income	3,643	—	3,643	364,271
Earnings distributed to members	—	—	—	(423,800)
Earnings distributed used in DRIP	—	—	—	133,562
Members’ redemptions	—	—	—	—
Formation loan advances	—	—	—	(258,334)
Formation loan payments received	—	—	—	36,576
Syndication costs incurred	—	(1,922)	(1,922)	(192,146)
Early withdrawal penalties	—	—	—	—

Balance, September 30, 2011	$13,959	$(4,587)	$9,372	$9,167,441

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010
(unaudited)

	2011	2010
Cash flows from operating activities
Net income	$364,271	$107,343
Adjustments to reconcile net income to
net cash provided by (used in) operating activities
Amortization of loan administration fees	28,009	2,618
Imputed interest on formation loan	(6,074)	—
Interest expense, amortization of discount on formation loan	6,074	—
Change in operating assets and liabilities
Accrued interest	(32,028)	(10,638)
Receivable from affiliate	442	67,508
Loan administration fees	(50,042)	(9,880)
Accounts payable	(1,829)	—
Payable to affiliate	(1,882)	(700)
Net cash provided by (used in) operating activities	306,941	156,251

Cash flows from investing activities
New loans funded	(7,125,839)	(1,622,330)
Principal collected on loans	2,142,230	293,989
Net cash provided by (used in) investing activities	(4,983,609)	(1,328,341)

Cash flows from financing activities
Contributions by members	3,740,821	3,355,911
Members’ withdrawals, net of DRIP	(290,238)	(165,353)
Syndication costs incurred	(192,146)	(129,013)
Formation loan, advances	(258,334)	(219,342)
Formation loan, payments received	36,576	—
Net cash provided by (used in) financing activities	3,036,679	2,842,203

Net increase (decrease) in cash and cash equivalents	(1,639,989)	1,670,113

Cash and cash equivalents, beginning of period	3,256,284	371,551

Cash and cash equivalents, end of period	$1,616,295	$2,041,664

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
September 30, 2011 (unaudited)

NOTE 1 – GENERAL

In the opinion of management of the company, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission. The results of operations for the nine month period ended September 30, 2011 are not necessarily indicative of the operating results to be expected for the full year.

Redwood Mortgage Investors IX, LLC (the “Company”), a Delaware limited liability company, was organized in October 2008. The company was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on California real estate. Loans are arranged and serviced by Redwood Mortgage Corp., a California corporation (“RMC”). The managing members (“Managers”) of the company are RMC and its wholly-owned subsidiary, Gymno LLC, a California limited liability company formerly known as Gymno Corporation which was converted from a California corporation to a limited liability company at the close of business on September 30, 2011 (“Gymno”). Prior to Gymno’s conversion to a limited liability company, The Redwood Group, Ltd., a California corporation and parent corporation owning all of the outstanding shares of RMC (“Redwood Group”), acquired all of the outstanding shares of Gymno Corporation in exchange for shares of its common stock. Redwood Group was then merged into its wholly-owned subsidiary RMC which resulted in Gymno Corporation becoming a wholly-owned subsidiary of RMC before Gymno Corporation was converted into Gymno LLC.

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

Profits and losses are allocated among the members according to their respective capital accounts monthly after 1% of the profits and losses is allocated to the managers. The monthly results are subject to subsequent adjustment as a result of quarterly and year-end accounting and reporting. Income taxes – federal and state – are the obligation of the members, if and when taxes apply, other than for the annual Delaware and California franchise taxes levied on and paid by the company.

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
September 30, 2011 (unaudited)

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

The following summarizes the status of the offering proceeds, at $1 per unit, as of September 30, 2011:

•	Proceeds from investors in applicant status at September 30, 2011 (later accepted by the managers): $682,185.
•	Proceeds from total units sold in the primary offering from October 5, 2009, through September 30, 2011: $10,192,799
•	Proceeds under our distribution reinvestment plan from electing members: $188,880
•	Proceeds from premiums paid by RMC: $113,610 (1)

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

Formation loan

RMC finances the payments of sales commissions to broker-dealers by borrowing (“the formation loan”) funds from the company. The formation loan is non-interest bearing and is being repaid equally over an approximate ten-year period commencing the year after the close of the offering. Interest has been imputed at the market rate of interest in effect in the years the offerings closed.

If the managers are removed and RMC is no longer receiving payments for services rendered, the debt on the related formation loan is forgiven.

The formation loan is deducted from members’ capital in the balance sheets. As payments are received from RMC, the formation loan’s balance outstanding and the deduction from capital are reduced.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
September 30, 2011 (unaudited)

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
September 30, 2011 (unaudited)

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

Net income recorded for members under GAAP from inception through September 30, 2011 was $538,363 and cash distributed to members was $641,690. As cash is invested into higher yielding mortgage loans, this difference should diminish.

Cash and cash equivalents

The company considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. Periodically, company cash balances in banks exceed federally insured limits.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
September 30, 2011 (unaudited)

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

If events and or changes in circumstances cause management to have serious doubts about the collectability of the payments of interest and principal in accordance with the loan agreement, a loan may be designated as impaired. Impaired loans are included in management’s periodic analysis of recoverability. Any subsequent payments on impaired loans are applied to late fees, then to the accrued interest, then to advances, and lastly to principal.

From time to time, the company negotiates and enters into loan modifications with borrowers whose loans are delinquent.  If the loan modification results in a significant reduction in the cash flow compared to the original note, the modification is deemed a troubled debt restructuring and a loss is recognized. In the normal course of the company’s operations, loans that mature may be renewed at then current market rates and terms for new loans.  Such renewals are not designated as impaired, unless the matured loan was designated as impaired.

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
September 30, 2011 (unaudited)

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

Recently issued accounting pronouncements

The FASB issued ASU 2011-02 (April 2011), “A Creditor’s Determination of Whether Restructuring is a Troubled Debt Restructuring,” providing guidance to lenders for evaluating where a modification or restructuring of a loan is a Troubled Debt Restructuring (TDR). ASU 2011-02 provides expanded guidance on whether:  1) the lender has granted a “concession” and 2) whether the borrower is experiencing “financial difficulties.” The ASU is effective for the first interim or annual period beginning after June 15, 2011 (i.e. the third quarter of 2011) and is required to be applied retroactively for all modifications and restructuring activities in 2011. The company adopted ASU 2011-02 effective January 1, 2011.

The FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRs”. The ASU is effective for interim and annual periods beginning after December 15, 2011 with prospective application.  The company is evaluating the effect of the ASU.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
September 30, 2011 (unaudited)

NOTE 3 – MANAGERS AND RELATED PARTIES

The managers are entitled to one percent of the profits and losses, which amounted to $1,512 and $564 for the three months ended September 30, 2011 and 2010, respectively, and $3,643 and $1,073 for the nine months ended September 30, 2011 and 2010, respectively.

Formation loan

Formation loan transactions are presented in the following table for the nine months ended September 30, 2011 and from inception to September 30, 2011.

	Nine
	Months	Since
	Ended	Inception
Balance, beginning of period	$487,674	$—
Formation loan made	258,334	760,781
Unamortized discount on formation loan	(51,489)	(103,364)
Formation loan made, net	694,519	657,417
Repayments	(36,576)	(49,844)
Early withdrawal penalties applied	—	(1,505)
Formation loan, net	657,943	606,068
Unamortized discount on formation loan	51,489	103,364
Balance, September 30, 2011	$709,432	$709,432

The formation loan is to be repaid over a ten-year period with equal annual installments, following the completion of the offering and will be reduced partially by a portion of early redemption penalties paid to the company. RMC in its sole discretion may make repayments prior to the completion of the offering.

An estimated amount of imputed interest is recorded for the current offerings. During the nine month periods ended September 30, 2011 and 2010, approximately $6,074 and $0, respectively, was recorded related to imputed interest.

The following commissions and fees are paid by borrowers to the managers:

Brokerage commissions, loan originations

Loan brokerage commissions paid by the borrowers were $38,470 and $9,450 for the three months ended September 30, 2011 and 2010, respectively, and $103,830 and $30,990 for the nine months ended September 30, 2011 and 2010, respectively.

Other fees

These fees totaled $2,327 and $1,167 for the three month periods ended September 30, 2011 and 2010, respectively, and $7,871 and $3,108 for the nine month periods ended September 30, 2011 and 2010, respectively.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
September 30, 2011 (unaudited)

NOTE 3 – MANAGERS AND RELATED PARTIES (continued)

The following fees are paid by the company to the managers.

Loan administrative fees

RMC will receive a loan administrative fee in an amount up to one percent of the principal amount of each new loan originated or acquired on the company's behalf by RMC for services rendered in connection with the selection and underwriting of potential loans. Such fees are payable by the company upon the closing of each loan. Loan administration fees paid by the company to RMC were approximately $18,320 and $2,700 for the three month periods ended September 30, 2011 and 2010, respectively, and $50,040 and $9,880 for the nine month periods ended September 30, 2011 and 2010, respectively.

Mortgage servicing fees

RMC earns mortgage servicing fees of up to one-quarter of one percent (0.25%) annually of the unpaid principal of the loan portfolio or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located from the company. RMC is entitled to receive these fees regardless of whether specific mortgage payments are collected. The mortgage servicing fees are accrued monthly on all loans. Remittance to RMC is made monthly unless the loan has been assigned a specific loss reserve, at which point remittance is deferred until the specific loss reserve is no longer required, or the property has been acquired by the company. RMC, in its sole discretion, may elect to accept less than the maximum amount of the mortgage servicing fee to enhance the earnings of the company. An increase or decrease in this fee within the limits set by the operating agreement directly impacts the yield to the members. Mortgage servicing fees accrued were $4,844 and $1,522 for the three month periods ended September 30, 2011 and 2010, respectively, and $11,515 and $3,171 for the nine month periods ended September 30, 2011 and 2010, respectively.

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

Asset management fees are presented in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Chargeable by managers	$18,387	$8,938	$47,407	$16,513
Waived by managers	(18,387)	(8,938)	(47,407)	(16,513)
Charged	$—	$—	$—	$—

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
September 30, 2011 (unaudited)

NOTE 3 – MANAGERS AND RELATED PARTIES (continued)

Costs through RMC

RMC, a manager, is reimbursed by the company for operating expenses incurred on behalf of the company, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to members, and out-of-pocket general and administration expenses. The decision to request reimbursement of any qualifying charges is made by RMC in its sole discretion. Operating expenses were $11,675 and $1,134, for the three month periods ended September 30, 2011 and 2010, respectively, and $27,317 and $2,369 for the nine month periods ended September 30, 2011 and 2010, respectively.

Syndication costs

For the current offering, organizational and syndication costs were limited to 4.5% of the gross proceeds, with any excess being paid by the managers. Applicable gross proceeds were $10,192,799. Related expenditures, net of early withdrawal penalties applied, totaled $458,676 or 4.5% of contributions.

Syndication costs incurred by the company are presented in the following table through September 30, 2011.

Costs reimbursed to RMC	$459,308
Early withdrawal penalties applied	(632)
Allocated to date	—
Balance, September 30, 2011	$458,676

As of September 30, 2011, approximately $1,100,000 was to be reimbursed to RMC contingent upon future sales of member units.

The company generally funds loans with a fixed interest rate and a five-year term. As of September 30, 2011, 80% of the company’s loans (representing 79% of the aggregate principal of the company’s loan portfolio) have a five year term or less from loan inception. The remaining loans have terms longer than five years. As of September 30, 2011, four loans outstanding (representing 25% of the aggregate principal balance of the company’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

NOTE 4 – LOANS

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the nine months ended September 30.

	2011	2010
Principal, beginning of year	$3,155,628	$1,253,742
New loans funded	7,125,839	1,622,330
Borrower repayments	(2,142,230)	(293,989)
Principal, September 30	$8,139,237	$2,582,083

New loans funded do not include a loan for $204,112 which was renewed in August 2011. There were no renewed loans during the nine months ended September 30, 2010.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
September 30, 2011 (unaudited)

NOTE 4 – LOANS (continued)

Loan characteristics

Secured loans had the characteristics presented in the following table.

	September 30,	December 31,
	2011	2010
Number of secured loans	25	12
Secured loans – principal	$8,139,237	$3,155,628
Secured loans – interest rates range (fixed)	7.75-11.00%	8.50-11.00%

Average secured loan – principal	$325,569	$262,969
Average principal as percent of total principal	4.00%	8.33%
Average principal as percent of members’ capital	3.55%	5.09%
Average principal as percent of total assets	3.31%	4.08%

Largest secured loan – principal	$1,000,000	$877,500
Largest principal as percent of total principal	12.29%	27.81%
Largest principal as percent of members’ capital	10.91%	16.99%
Largest principal as percent of total assets	10.15%	13.60%

Smallest secured loan – principal	$97,433	$97,997
Smallest principal as percent of total principal	1.20%	3.11%
Smallest principal as percent of members’ capital	1.06%	1.90%
Smallest principal as percent of total assets	0.99%	1.52%

Number of counties where security is located (all California)	9	8
Largest percentage of principal in one county	33.77%	27.81%

Number of secured loans in foreclosure	—	—
Secured loans in foreclosure – principal	—	—

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of September 30, 2011, the company’s largest loan with principal of $1,000,000 represents 12.29% of outstanding secured loans and 10.15% of company assets. The loan is secured by a residential property located in San Francisco County, California, bears an interest rate of 8.75% and matures on July 1, 2012.

Larger loans sometimes increase above 10% of the secured loan portfolio or company assets as these amounts decrease due to member withdrawals and loan payoffs and due to restructuring of existing loans. It is anticipated any loan currently exceeding 10% of assets will, when and as the secured loans portfolio grows, fall under 10% of assets.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
September 30, 2011 (unaudited)

NOTE 4 – LOANS (continued)

Distribution of loans within California

Secured loans are distributed within California as summarized in the following table.

	September 30, 2011			December 31, 2010
	Loans	Principal	Percent	Loans	Principal	Percent
San Francisco	6	$2,748,737	34%	2	$594,190	19%
San Francisco Bay Area (1)	10	2,899,596	35	5	1,667,825	53
Southern California	9	2,490,904	31	5	893,613	28
Total secured loans	25	$8,139,237	100%	12	$3,155,628	100%

(1)	Excluding line(s) above.

Commitments/loan disbursements/construction and rehabilitation loans

The company may make construction and rehabilitation loans which are not fully disbursed at loan inception. The company will have approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents and would be funded from available cash balances and future cash receipts. The company does not maintain a separate cash reserve to hold the undisbursed obligations. As of September 30, 2011, there were no such loans.

The status of the company’s loans, which are periodically disbursed as of September 30, 2011, is set forth below.

	Complete Construction	Rehabilitation
Disbursed funds	$—	$—
Undisbursed funds	$—	$—

Construction loans are determined by the managers to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties. For each such construction loan, the company has approved a maximum balance for such loan; however, disbursements are made in phases throughout the construction process. As of September 30, 2011, the company had no commitments for construction loans. Upon project completion construction loans are reclassified as permanent loans. Funding of construction loans is limited to 10% of the loan portfolio.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
September 30, 2011 (unaudited)

NOTE 4 – LOANS (continued)

Lien positions

Secured loans had the lien positions presented in the following table.

	September 30, 2011			December 31, 2010
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	18	$6,665,977	82%	6	$1,813,697	57%
Second trust deeds	7	1,473,260	18	6	1,341,931	43
Third trust deeds	—	—	—	—	—	—
Total secured loans	25	8,139,237	100%	12	3,155,628	100%
Liens due other lenders at loan closing		3,875,002			3,464,067

Total debt		$12,014,239			$6,619,695

Appraised property value at loan closing		$25,403,465			$11,565,115

Percent of total debt to appraised
values (LTV) at loan closing (2)		47.29%			57.24%

(2)
Based on appraised values and liens due other lenders at loan closing. The loan to value computation does not take into account subsequent increases or decreases in security property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any.

Property type

Secured loans summarized by property type of the collateral are presented in the table following.

	September 30, 2011			December 31, 2010
	Loans	Principal	Percent	Loans	Principal	Percent
Single family (3)	24	$7,870,976	97%	11	$2,885,924	91%
Multi-family	1	268,261	3	1	269,704	9
Commercial	—	—	—	—	—	—
Land	—	—	—	—	—	—
Total secured loans	25	$8,139,237	100%	12	$3,155,628	100%

(3)	Single family properties include owner-occupied and non-owner occupied single family homes, and condominium units.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
September 30, 2011 (unaudited)

NOTE 4 – LOANS (continued)

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table.

Scheduled maturities, as of September 30, 2011	Loans	Principal	Percent
2011	—	$—	—%
2012	3	1,753,119	22
2013	4	1,491,514	18
2014	3	376,958	5
2015	6	1,896,878	23
Thereafter	9	2,620,768	32
Total secured loans	25	$8,139,237	100%

Loans may be repaid or refinanced before, at or after the contractual maturity date. On matured loans the company may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

The company reports maturity data based upon the most recent contractual agreement with the borrower.

Delinquency

Secured loans summarized by payment delinquency are presented in the following table.

	September 30,	December 31,
Past due	2011	2010
30-89 days	$97,443	$206,201
90-179 days	—	—
180 or more days	—	—
Total past due	97,443	206,201
Current	8,041,794	2,949,427
Total secured loans	$8,139,237	$3,155,628

The company reports delinquency based upon the most recent contractual agreement with the borrower.

Impaired loans

No secured loans were designated as impaired at September 30, 2011 or December 31, 2010.

Modifications and troubled debt restructurings

No secured loans had been modified at September 30, 2011 or December 31, 2010.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
September 30, 2011 (unaudited)

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

At September 30, 2011 and December 31, 2010, the company had not recorded an allowance for loan losses as no loans were designated as impaired and all loans had protective equity such that collection was highly likely for amounts owing.

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

(b)
Secured loans. The approximate fair value of the non-impaired loans of $8,346,000 and $3,195,000 at September 30, 2011 and December 31, 2010, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.

NOTE 7 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS AND SYNDICATION COSTS

Legal proceedings

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of deeds of trust, collect the debt owed under promissory notes, or to protect, or recoup its investment from real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance. As of September 30, 2011, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

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

Forward-Looking Statements

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the company and its assets, that the difference between net income recorded and cash distributed to members will be recouped in the future, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future member withdrawals, future funding of loans by the company, 2011 annualized yield estimates and beliefs relating to the impact on the company from current economic conditions and trends in the financial and credit markets. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the Company has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Overview

Redwood Mortgage Investors IX, LLC (the “company”), is a Delaware limited liability company formed in October 2008, to make loans secured primarily by first and second deeds of trust on California real estate. Redwood Mortgage Corp. (“RMC”) and Gymno LLC (“Gymno”) are the managers of the company. The address of the company and the managers is 900 Veterans Blvd., Suite 500, Redwood City, California 94063. See Note 1 (General) to the financial statements included in Part I, Item 1 of this report for a detail presentation of the organization and operations of the company.

Critical Accounting Policies

Management estimates

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

Results of Operations

Changes to the company’s operating results are presented in the following table for the three and nine months ended September 30, 2011.

	Changes during the three months ended September 30, 2011 versus 2010		Changes during the nine months ended September 30, 2011 versus 2010
	Dollars	Percent	Dollars	Percent
Revenue
Interest income
Interest on loans	$111,028	186%	$286,062	234%
Imputed interest on formation loan	1,946	—	6,074	—
Other interest, net	(1,065)	(926)	(385)	(100)
Total interest income	111,909	187	291,751	237

Interest expense, amortization of discount
on imputed interest	1,946	—	6,074	—
Net interest income	109,963	184	285,677	233

Late fees	277	—	1,278	1,291
Other	100	—	50	50
Total revenues, net	110,340	185	287,005	233

Provision for loan losses	—	—	—	—

Operating expenses
Mortgage servicing fees	3,322	218	8,344	263
Asset management fees	—	—	—	—
Costs through RMC	10,541	930	24,948	1,053
Professional services	1,550	—	(3,704)	(51)
Other	190	29	489	17
Total operating expenses	15,603	471	30,077	191
Net income	$94,737	168%	$256,928	239%

Please refer to the above table and the statements of operations in the financial statements included in Part I, Item 1 of this report throughout the discussion of Results of Operations.

Impact of general economic and market conditions on the company’s financial condition, results of operations and cash flows

In the current environment of economic uncertainty the company has grown at a moderate, steady pace. Total assets, the sum of all assets owned by the company, increased to approximately $9,850,000 at September 30, 2011, from $1,708,000 at December 31, 2009 (an increase of $8,142,000 or 477 percent). Total loans increased over the same time period to approximately $8,189,000 from $1,259,000 (an increase of 550 percent). The portfolio was originated over the last two years during one of the most challenging periods of real estate lending. One loan is less than 90 days delinquent at September 30, 2011.  The combined loan portfolio LTV (Loan to Value ratio) was 47 percent. This means that per the appraisals of the properties securing our loans, the borrowers have in the aggregate, more equity, 53 percent, than we the lenders have lent in the aggregate, against the properties, 47 percent. The result is that the company has built and continues to build a solidly performing portfolio of loans with little if any delinquency at lower than typical debt to equity ratios to provide safety against loss. During our time of operations, none of our loans has been subject to a notice of default nor have we acquired any real estate as a result of borrower default.

Excellent lending opportunities continue to be available at low volumes. Activity from borrowers seeking loans has begun to increase. Little competition for these loans exist as most of the large lender participants are providing only real estate financing that meets government sponsored criteria, or have exited the business. Any loan requiring a commonsense lending approach or is outside institutional guidelines and/or federal regulations has few lenders vying for the opportunity.

Members’ capital at September 30, 2011, was approximately $9,167,000, an increase of $8,043,000 since December 31, 2009.

Comparison of the three and nine month periods ended September 30, 2011 versus the same periods ended September 30, 2010

Revenue – Interest on loans

The increase in interest on loans is due to the growth of the secured loan portfolio. The average secured loan portfolio balance, the stated average yield and the effective average yield rate for the three and nine month periods ended September 30, 2011 and 2010, are shown in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Average Secured Loan Balance	$7,163,884	$2,434,584	$6,105,997	$1,690,791
Stated Average Yield Rate	9.23%	9.58%	9.22%	9.53%
Effective Yield Rate	9.53%	9.80%	8.92%	9.66%

The lower effective yield rate for the nine month periods of 2011, compared to the stated average yield rate, reflects early payoffs of two loans with aggregate principal of approximately $1,900,000 during the three month period ended June 30, 2011.

Operating expenses - Mortgage servicing fees

The increase in mortgage servicing fees for both the three and nine month periods ended September 30, 2011 compared to the same periods in 2010, reflects the increases in the secured loan portfolio noted above in Revenues – Interest on loans.

Operating expenses - Costs through RMC

The increase in costs through RMC for both the three and nine month periods ended September 30, 2011 compared to the same periods in 2010, reflects reimbursement of qualifying charges from RMC which in the previous year had been absorbed by RMC.

Operating expenses - Professional services

The decrease in professional services for the nine month period ended September 30, 2011 compared to the same period in 2010, is due to a non-recurring attorney fee of approximately $7,100 paid in June 2010.

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

Currently the credit and financial markets are facing a significant and prolonged disruption. As a result, loans are not readily available to borrowers or purchasers of real estate. Continued credit constraints impact us and our borrowers’ ability to eventually sell properties or refinance their loans in the event they have difficulty making loan payments or their loan matures. Borrowers are also generally finding it more difficult to refinance or sell their properties due to the general decline in California real estate values in recent years. The company’s loans generally have shorter maturity terms than typical mortgages. As a result, constraints on the ability of our borrowers to refinance their loans on or prior to maturity will likely have a negative impact on their ability to repay their loans. In the event a borrower is unable to repay a loan at maturity due to its inability to refinance the loan or otherwise, the company may consider extending the maturing loan through workouts or modifications, or foreclosing on the property as the managers deem appropriate based on their evaluation of each individual loan. A slow down or reduction in loan repayments would likely reduce the company’s cash flows and restrict the company’s ability to invest in new loans or provide earnings and capital distributions.

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

During the three and nine month periods ended September 30, 2011 and 2010, the company, after allocation of syndication costs, made the following allocation of earnings both to the members who elected to participate in the distribution reinvestment plan, and those that chose to receive monthly distributions.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Reinvesting	$54,148	$15,819	$133,562	$29,592
Distributing	108,817	42,595	290,238	95,582
Total	$162,965	$58,414	$423,800	$125,174

Percent of members’ capital, electing distribution	67%	73%	68%	76%

Unit redemption program

Members have no right to withdraw from the company or to obtain the return of their capital account for at least one year from the date of purchase of units. In order to provide our members with a certain degree of liquidity, we have adopted a unit redemption program. Generally, one year after purchasing your units, a member may redeem all or part of its units, subject to certain significant restrictions and limitations. At that time, we may, subject to the significant restrictions and limitations described below, redeem the units presented for redemption to the extent that we have sufficient cash flow available to us to fund such redemption. The price paid for redeemed units will be based on the lesser of the purchase price paid by the redeeming member or the member's capital account balance as of the date of each redemption payment. For redemptions beginning after one year (but before two years), the redemptions will be calculated as 92% of purchase price or 92% of the capital account balance, whichever is less. Beginning after each of the subsequent years, the redemption percentages will increase to 94%, 96%, 98%, and 100%, respectively, of the purchase or capital account balance, whichever is less. The managers expect to see increasing numbers of redemptions once a member’s initial five-year holding period has passed due to the ability of members to redeem units without penalty. Notwithstanding the foregoing, with respect to any redemption, the number of units that may be redeemed per quarter per individual member will be subject to a maximum of the greater of 100,000 units or 25% of the member's units outstanding. For redemption requests requiring more than one quarter to fully redeem, the percentage discount amount that applies when the redemption payments begin will continue to apply throughout the entire redemption period and will apply to all units covered by such redemption request regardless of when the final redemption payment is made. Under our unit redemption program, in the event of an investor’s death, his or her heirs are provided with an option to redeem all or a portion of the investor’s units without penalty. There were no unit redemptions for the nine months ended September 30, 2011, and in the second quarter of 2010, the company redeemed 40,000 units at a redemption price of $1 per unit following the death of one investor.

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

Contractual Obligations, Commitments, and Contingencies

There are no contractual obligations at September 30, 2011.

See Note 4 (Loans) and Note 7 (Commitments and Contingencies, Other than Loan Commitments and Syndication Costs) to the financial statements included in Part I, Item 1 of this report for a detailed presentation of commitments and contingencies.

Current Economic Conditions

The company began its operations at the onset of the “Great Recession”. Many of its lending decisions and operational methods have been made against this backdrop.

The California and national economies give some indication through GDP reports of growth, although slow, giving hope that the economy is improving. Growth prospects are offset in some sectors, industries and geographies by the continuing affects of the Great Recession. Unemployment improved modestly to 9 percent nationally, 12 percent within California, and in our primary lending arena, the San Francisco Bay Area, unemployment has declined to approximately 9.5 percent. Limited credit availability remains the norm. There are significant uncertainties with sovereign debt both at home and in Europe and the stock market exhibits high volatility.

The current economic environment may remain so for a prolonged period. As such, these dynamics could be a benefit to the company as there will be limited competition, resulting in desirable pricing for well qualified loan applicants. With proper underwriting techniques we can continue building a high performance loan portfolio. Now is an excellent time for those with money to lend to be in the market making real estate loans that for many years to come should perform at favorable terms.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in the company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

As of September 30, 2011, 10,495,290 units had been sold in the offering, for gross offering proceeds of $10,495,290, including 188,880 units issued under our distribution reinvestment plan and 113,610 units from premiums paid by RMC.

From the subscription proceeds of $10,868,299, we incurred approximately $761,000 in selling commissions and from the subscriptions admitted of $10,192,799 (excluding units issued under our distribution reinvestment plan) we incurred approximately $459,000 in organization and offering costs. We intend to use substantially all of the net offering proceeds from the ongoing initial public offering to make loans.

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
101.CAL* XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF* XBRL Taxonomy Extension Definition Linkbase Document
101.LAB* XBRL Taxonomy Extension Label Linkbase Document
101.PRE* XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement of Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

REDWOOD MORTGAGE INVESTORS IX, LLC

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	President of Gymno LLC, (Principal Executive Officer); Director of Gymno LLC Secretary/Treasurer of Gymno LLC (Principal Financial and Accounting Officer)	November 14, 2011

/S/ Michael R. Burwell
Michael R. Burwell	President Secretary/Treasurer of Redwood Mortgage Corp. (Principal Financial and Accounting Officer); Director of Redwood Mortgage Corp.	November 14, 2011