Form 10-K
period 2011-12-31
Redwood Mortgage Investors IX
filed 2012-03-28
CIK 1448038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2011

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus, dated June 8, 2009, and the supplement to the prospectus, included as part of the Post Effective Amendment No. 5 to the Registration Statement on Form S-11 (SEC File No. 333-155428) filed with the SEC on January 30, 2012, are incorporated by reference in the following sections of this report:

•	Part I – Item 1 – Business
•	Part III – Item 11 – Executive Compensation
•	Part III – Item 13 – Certain Relationships and Related Transactions, and Director Independence

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Index to Form 10-K

December 31, 2011

Part I

Forward-Looking Statements

Certain statements in this Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the company’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the company and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future member redemptions, 2012 annualized yield estimates and beliefs relating to the impact on the company from current economic conditions and trends in the financial and credit markets. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the company has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Item 1 – Business

Overview

Redwood Mortgage Investors IX, LLC (the “company”), a Delaware limited liability company, was organized in October 2008, to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on California real estate. Loans are arranged and serviced by Redwood Mortgage Corp., a California corporation (“RMC”).

On November 18, 2008, the company filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (SEC) in connection with an offering of up to 150,000,000 units of its membership interests, at $1 per unit, to the public in its primary offering and 37,500,000 units, at $1 per unit, to its members pursuant to its distribution reinvestment plan. In June 2009, the SEC declared the company’s Registration Statement effective and the company commenced its initial public offering. The offering is ongoing and it may continue until June 8, 2012, unless prior to such date, we file a new registration statement, in which event the offering will continue until the earlier of the effective date of the new registration statement or December 5, 2012. In October, 2009, we accepted subscriptions for, and held an initial closing on, subscriptions in excess of the minimum offering amount, and $1,013,204 was released from the escrow account to the company. Upon the admission of the additional members, we refunded to our initial member, Gymno Corporation, its $10,000 capital contribution and withdrew it as the initial member.

The following summarizes the status of the offering proceeds, at $1 per unit, as of December 31, 2011:

•	Proceeds from investors in applicant status at December 31, 2011 (later accepted by the managers): $320,545
•	Proceeds from total units sold in the primary offering from October 5, 2009, through December 31, 2011: $11,193,299
•	Proceeds under our distribution reinvestment plan from electing members: $254,594
•	Proceeds from premiums paid by RMC through December 31, 2011: $120,295 (1)

(1)
If a member acquired his units through an unsolicited sale, his capital account will be credited with his capital contribution plus the amount of the sales commissions, if any, paid by RMC that are specially allocated to the member.

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

The managing members (“Managers”) of the company are RMC and its wholly-owned subsidiary, Gymno LLC, originally incorporated as Gymno Corporation (“Gymno”). Prior to September 30, 2011, The Redwood Group, Ltd., a California corporation (“Redwood Group”) owned all of the outstanding shares of RMC and acquired, as of September 30, 2011, all of the outstanding shares of Gymno Corporation in exchange for shares of Redwood Group’s common stock. Redwood Group then merged with and into RMC, which resulted in Gymno Corporation becoming a wholly-owned subsidiary of RMC. Gymno Corporation then converted into Gymno LLC, a California limited liability company, with Michael R. Burwell, the majority owner and President of RMC, as its managing member. The address of the company and the managers is 900 Veterans Blvd., Suite 500, Redwood City, California 94063.

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

Lending and Investment Guidelines, Objectives and Criteria

The company’s primary objectives are to make investments which will:

•	Yield a high rate of return from mortgage lending;
•	Preserve and protect our capital; and
•	Generate and distribute cash flow from operations/investments to members.

Loans are arranged and serviced by RMC. The company generally funds loans:

•	Secured by deeds of trust on real property located in California;
•	Having monthly payments of principal and interest at fixed rates, calculated on a 30-year amortization basis;
•	Having maturities of 5 years or less, not to exceed 15 years.

The cash flow and the income generated by the real property securing the loan factor into the credit decisions, as does the general creditworthiness, experience and reputation of the borrower. For loans secured by real property, other than owner occupied personal residences, such considerations though are subordinate to a determination that the value of the real property is sufficient, in and of itself, as a source of repayment. The amount of the loan combined with the outstanding debt and claims secured by a senior deed of trust on the real property generally will not exceed a specified percentage of the appraised value of the property (the loan to value ratio or LTV) as determined by an independent written appraisal at the time the loan is made. The loan-to-value ratio generally will not exceed 80% for residential properties (including multi-family), 75% for commercial properties, and 50% for land. The excess of the value of the collateral securing the loan over our debt and any senior debt owing on the property, is the “protective equity.”

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

Recently adopted regulations and enacted federal legislation impact the lending to non-commercial residential borrowers by requiring the lender consider a borrower’s ability to meet payment obligations specified in the loan documents. The manager is monitoring developments and, if and when applicable will adjust underwriting and lending practices accordingly. Residential lending on owner occupied properties subject to the legislation and regulations generally has not been a significant portion of the loans made by the company.

The company’s investment criteria and policies are more fully described under the section entitled “Investment Objectives and Criteria,” on pages 61-67 of the company’s prospectus, dated June 8, 2009, which is incorporated herein by reference.

Secured Loan Portfolio

See Note 4 (Loans) to the financial statements included in Part II, Item 8 of this report for a detailed presentation on the secured loan portfolio, which presentation is incorporated by this reference into this Item 1.

Competition

The mortgage lending business is highly competitive, and the company will compete with numerous established entities, some of which have more financial resources and experience in the mortgage lending business. Major competitors in providing mortgage loans include banks, savings and loan associations, thrifts, conduit lenders, mortgage bankers, mortgage brokers, and other entities both larger and smaller than the company.

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

Regulations Applicable to Mortgage Lenders and Servicers

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

•
Truth in Lending Act.  This federal act was enacted in 1968 for the purpose of regulating consumer financing and is implemented by the Consumer Financial Protection Bureau (CFPB). For real estate lenders, this act requires, among other things, advance disclosure of certain loan terms, calculation of the costs of the loan as demonstrated through an annual percentage rate (APR), and the right of a consumer in a refinance transaction on their primary residence to rescind their loan within three days following signing.

•
Home Ownership and Equity Protection Act (HOEPA) and California 4970.  HOEPA was passed in 1994 to provide additional disclosures for certain closed-end home mortgages. In 1995, the Federal Reserve Board issued final regulations governing “high cost” closed-end home mortgages with interest rates and fees in excess of certain percentage or amount thresholds. These regulations primarily focus on additional disclosure with respect to the terms of the loan to the borrower, the timing of such disclosures, and the prohibition of certain loan terms, including balloon payments and negative amortization.  The failure to comply with the regulations will render the loan rescindable for up to three years. Lenders can also be held liable for attorneys’ fees, finance charges and fees paid by the borrower and certain other money damages. Similarly in California, Assembly Bill 489, which was signed into law in 2001 and became effective as of July 1, 2002 as Business and Practices (B&P) Code 4970, provides for state regulation of “high cost” residential mortgage and consumer loans secured by liens on real property, which equal or exceed the Fannie Mae/Freddie Mac conforming loan limits or less, with interest rates and fees exceeding a certain percentage or amount threshold. The law prohibits certain lending practices with respect to high cost loans, including the making of a loan without regard to the borrower’s income or obligations. When making such loans, lenders must provide borrowers with a consumer disclosure, and provide for an additional rescission period prior to closing the loan.

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

•
Red Flags Rule.  Enacted in 2009, this rule requires lenders and creditors to implement an identity theft prevention program to identify and respond to account activity in which the misuse of a consumer’s personal identification may be suspected.

•
Graham-Leach-Bliley Act.  This act requires all businesses which have access to consumers’ personal identification information to implement a plan providing for security measures to protect that information. As part of this program, we provide applicants and borrowers with a copy of our privacy policy.

•
Dodd-Frank Act. The act enhanced regulatory requirements on banking entities and other organizations considered significant to U.S. financial markets. The act also provides for reform of the asset-backed securitization market. We do not expect these particular regulatory changes will have a material direct effect on our business or operations. The act imposes significant new regulatory restrictions on the origination of residential mortgage loans, under sections concerning “Mortgage Reform and Anti-Predatory Lending.” For example, these provisions require when a consumer loan is made, the lender must make a reasonable and good faith determination, based on verified and documented information concerning the consumer’s financial situation, whether the consumer has a reasonable ability to repay a residential mortgage loan before extending the loan. The act calls for regulations prohibiting a creditor from extending credit to a consumer secured by a high-cost mortgage without first receiving certification from an independent counselor approved by a government agency. The act also adds new provisions prohibiting balloon payments for defined high cost mortgages. The Act also established the CFPB, giving it regulatory authority over most federal consumer lending laws, including those relating to residential mortgage lending.

Recent or Pending Legislation and Regulatory Proposals

The recent credit crisis has led to an increased focus by federal, state and local legislators and regulatory authorities on the entities engaged in financial-services industry (principally banks) generally and on the mortgage industry (principally as to residential lending to borrowers intending to occupy the residence). A broad variety of legislative and regulatory proposals are being considered and such proposals cover mortgage loan products, loan terms and underwriting standards, risk management practices and consumer protection, which could have a broader impact across the mortgage industry. In addition, the U.S. economy is currently experiencing a prolonged downturn in employment which has and will likely continue to cause increased delinquencies, continued home price depreciation and lower home sales. In response to these trends, the U.S. government and the Federal Reserve Board of Governors have taken several actions which are intended to increase economic activity and employment, stabilize the banking system, maintain lower interest rates, increase liquidity for lending institutions, and encourage activity in the housing market. These actions are intended to make it possible for qualified borrowers to obtain mortgage financing to purchase homes, refinance existing loans, avoid foreclosure on their homes, and to curb perceived lending abuses. It is too early to tell whether these legislative and regulatory initiatives, actions and proposals will achieve their intended effect or what impact they will have on our business and the mortgage industry generally.

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

•
Housing and Economic Recovery Act of 2008.  Enacted in July 2008, this legislation, among other things, established new Fannie Mae, Freddie Mac and FHA conforming loan limits and established a new Federal Housing Finance Agency. It also established the new “HOPE for Homeowners Program” to refinance existing borrowers meeting eligibility requirements into fixed-rate FHA mortgage products. This act also provided for a comprehensive, nationwide licensing and registry system for mortgage originators. The federal direction to states to adopt national loan originator licensing standards has been implemented in California through the California Department of Real Estate (DRE) and the California Department of Corporations (DOC). Much of what has been adopted at the federal level has already been in effect in California under the DRE’s regulatory authority for a number of years.

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

General Economic Conditions

In testimony given on February 14, 2012, Secretary of the Treasury Timothy Geithner stated, “Three years after the worst financial crisis since the Great Depression, our economy is gradually getting stronger. Over the last two and a half years the economy has grown at an annual rate of 2.5 percent, exceeding growth in the year prior to the recession. Private employers have added 3.7 million jobs over the past 23 months, including more than 400,000 manufacturing jobs. Growth has been led by exports, which have grown 25 percent in real terms over the last two and one-half years, and by business investment in equipment and software, which has risen by 33 percent during the same period. While the economy is regaining strength, we still face significant economic challenges. Unemployment, at 8.3 percent, is still far too high, and the housing market remains weak. The damage inflicted by the crisis presents difficulties for consumers and businesses alike. In addition, the debt crisis in Europe and the slowing of major economies elsewhere in the world present potential impediments to our economic growth.”

Ben Bernanke, Chairman of the Board of Governors of the Federal Reserve System in a speech on February 10, 2012 said, “Though some progress has been made in reversing the losses in jobs and income sustained during the last recession, the pace of expansion has been frustratingly slow and the unemployment rate remains very high by historical standards. The state of the housing sector has been a key impediment to a faster recovery. The state of housing and mortgage markets may also be holding back the recovery of our financial system and the normalization of credit conditions. Mortgage delinquencies surged between 2007 and 2009 and remain high, imposing losses on lenders, mortgage insurers, and investors. Although some of the losses were the result of poorly underwritten mortgages, an increasing share of losses has arisen from prime mortgages originally fully documented with significant down payments, have defaulted due to the weak economy and housing market.”

Chairman Bernanke further stated, “The large imbalance of supply and demand has been reflected in a drop in home prices of historic proportions. Nationally, house prices have plunged about 30 percent in nominal terms from their peak and 40 percent in real, or inflation-adjusted, terms. In contrast to the situation for owner-occupied homes, rental markets around the country have strengthened somewhat. In particular, vacancy rates for rental properties have declined and now stand near the lower end of their range over the past eight years. Not surprisingly, rents have been increasing and the construction of apartment buildings has picked up. With home prices falling and rents rising, it could make sense in some markets to turn some of the foreclosed properties into rental properties.”

These statements by two of our country’s economic leaders, give a quick summary of the economic conditions facing the company. Real estate finance continues to be challenging, but general economic conditions are better (but not yet a recovery by historic standards) and the lending markets remain constricted. Not noted above are these conditions persist with interest rates at historic lows and United States’ federal deficits at historic highs.

An area of particular note is the Mortgage Bankers Association projects originations of commercial and multi-family mortgages will be $230 billion in 2012, an increase of 17 percent from 2011, and continue to rise to $290 billion in 2015.

Item 1A – Risk Factors

In considering our future performance and any forward-looking statements made in this report, the material risks described below should be considered carefully. These factors should be considered in conjunction with the other information included elsewhere in this report.

MORTGAGE LENDING AND REAL ESTATE RISKS

You Will Be Unable to Evaluate Any Loans or Underlying Properties for Which We May Use Non-invested Cash in the Future
With respect to our cash available for funding future loans and any future proceeds, the offering is ongoing and it may continue until June 8, 2012, unless prior to such date, we file a new registration statement, in which event the offering will continue until the earlier of the effective date of the new registration statement or December 5, 2012.

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

Our Lack of Emphasis on the Creditworthiness of a Commercial Borrower May Increase the Risk of Loan Defaults
While we will review and consider the income level and general creditworthiness of a borrower as part of our overall evaluation process, such considerations are subordinate to a determination that a borrower has sufficient equity in the security property to satisfy required loan-to-value ratios. Our lack of emphasis on the creditworthiness of a borrower may increase the risk of defaults on loans we make. In the event of a loan default, we may be forced to purchase the property securing the loan at a foreclosure sale. If we cannot quickly sell or refinance the foreclosed property, and if the property does not produce significant income, our profitability will be adversely affected.

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

• We will be subject to local municipal codes and penalties relating to the maintenance and upkeep of lender owned properties.

The Newly Effective Consumer Financial Protection Bureau
Established under the Dodd-Frank Act, the CFPB is charged with authority over all federal consumer lending regulations and with implementing a large number of federal consumer legislation, including ECOA, RESPA, the Fair Lending Act, the Truth in Lending Act, the Home Ownership and Equity Protection Act and the Mortgage Disclosure Improvement Act. Residing within the Federal Reserve, the CFPB has been officially operating since July 21, 2011. In addition to its regulatory authority the CFPB will have examination authority over all federal and state non-depository lending institutions, including mortgage brokers and lenders. In January 2012 the CFPB released examination procedures for mortgage servicing and for mortgage origination. The company is subject to possible examination by the CFPB. Such examinations, as well as regulations the Bureau might issue in the future, could ultimately increase our administrative burdens and adversely affect the return to our members.

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

If We Make High Cost Mortgages, We Will Be Required to Comply With Additional Regulations
Although we anticipate making relatively few loans that would qualify as “high cost mortgages,” as defined by regulations of the CFPB, the failure to comply with these regulations could adversely affect us. A high cost mortgage is any loan made to a consumer secured by the consumer’s principal residence if either (i) the annual percentage rate exceeds by more than 8%, the yield on Treasury securities having comparable periods of maturity for first mortgages, or 10% for junior mortgages or (ii) the total fees payable by a consumer at or before closing exceeds 8% of the total loan amount. These regulations primarily focus on:

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

In addition, under California law residential mortgage and consumer loans secured by liens on primary residences in amounts less than the Fannie Mae/Freddie Mac conforming loan limit are considered to be “high cost loans” if they have (i) an annual percentage rate at least 8% above the interest rate on U.S. Treasury securities of a comparable maturity, or (ii) points and fees in excess of 6% of the loan amount, exclusive of the points and fees. While it is unlikely that we would make many high cost loans, the failure to comply with California law regarding such loans could have significant adverse effects on us. The law prohibits certain lending practices with respect to high cost loans, including the making of a loan without regard to the borrower’s income or obligations. When making such loans, lenders must provide borrowers with a consumer disclosure, and provide for an additional rescission period prior to closing the loan. The reckless or willful failure to comply with any provision of this law, including the mandatory disclosure provisions, could result in, among other penalties, the imposition of administrative penalties of $25,000, loss or suspension of the offending broker’s license, as well as exposure to civil liability to the consumer/borrower (including the imposition of actual and punitive damages).

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

Loan-To-Value Ratios are Determined Principally by Appraisals and Loan Broker’s Opinion of Value, Which May Be in Excess of the Ultimate Purchase Price of the Underlying Property
The so-called “loan-to-value ratio” will not exceed the following:

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

Larger Loans Result in Less Diversity and May Increase Risk
We can as a general rule decrease the risk of loss from delinquent mortgage loans by investing in a greater total number of loans. Investing in fewer, larger loans generally decreases diversification of the portfolio and increases risk of loss and possible reduction of yield to our members in the case of a delinquency of such a loan.  However, since larger loans generally will carry a somewhat higher interest rate, our managers may determine, from time to time, that a relatively larger loan is advisable for us. Our maximum investment in a loan, when made will not exceed 10% of our then total assets.

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

Another Mortgage Program With Similar Investment Objectives Sponsored By Our Managers Experienced Declines in Cash Flows
Many mortgage lenders, including Redwood Mortgage Investors VIII (“RMI VIII”), a prior public mortgage program sponsored by our managers, experienced and continues to experience disruptions in cash flows from reduced loan payoffs and increased loan delinquencies. The investment objectives and strategy of these programs are substantially similar to ours. Like us, these programs make loans primarily secured by first and second deeds of trust on California real estate, including residential, commercial and multifamily properties, as well as land. From time to time, loan originations in one sector or property type become more active due to prevailing market conditions. As a result, in recent years RMI VIII’s portfolio has become more heavily weighted in residential condominiums and condominium complexes than in other property types. Availability of financing for condominium properties has been, and will likely continue to be, constricted and the stringent underwriting criteria used by lenders will cause fewer applicants to qualify for loans. Several of these condominium projects were foreclosed upon and are being held as Real Estate Owned and are rented.

In other instances RMI VIII entered into workout agreements. A workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full. By deferring maturity dates of balloon payments or deferring past due payments, however, workout agreements may adversely affect the lender’s cash flow.

RMI VIII has and may continue to acquire more real estate through foreclosures. RMI VIII may choose to hold many of the properties it forecloses upon for periods of time rather than immediately selling the properties, particularly where the property has the potential to generate rental income or the value of the property can be enhanced through improvements. In the interim, this will result in RMI VIII being a holder of both debt and equity on California real estate and will require RMI VIII to expend time, effort and resources toward the management of such properties.

In response to the above conditions and in an effort to preserve cash for company operations in the current economic environment, in March 2009, RMI VIII, suspended payments to withdrawing partners until further notice and has since significantly reduced the amount of distributions made to investors. RMI VIII is unable to predict when liquidations will resume as it will depend on the payment and other terms and conditions of the amended and restated loan agreement with RMI VIII’s lending banks, the ability to collect monies due from borrowers and to dispose of real estate owned, or to receive net rental income from real estate owned, and on the improvement of general economic and capital market conditions and recovery of the real estate market. In the event the amended and restated loan agreement remains in effect, the current economic downturn continues, the disruption in the credit markets is prolonged, or liquidity in the partnership is otherwise further restricted, liquidations will continue to be suspended. For the foreseeable future, RMI VIII intends to utilize available cash flows to fund its business operations, protect its security interests in properties, maintain its real estate owned, and make the required payments and maintain the required minimum cash balances per the terms and conditions of the amended and restated loan agreement. It is anticipated liquidation payments will resume only when RMI VIII’s cash flows improve to levels that enable RMI VIII to resume lending and business operations unconstrained by the amended and restated loan agreement and the economy and the real estate and capital markets stabilize and return to normal levels of activity.

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

The Concentration of Loans with a Single Borrower May Increase Our Risks
We may invest in multiple secured loans that share a common borrower. The aggregate of our loans, however, to any one borrower may not exceed 10% of the gross proceeds of the offering. The bankruptcy, insolvency or other inability of any borrower that is the subject of multiple loans to pay interest or repay principal on its loans would have adverse effects on our income and reduce the amount of funds available for distribution to members. The more concentrated our portfolio is with one or a few borrowers, the greater credit risk we face. The loss of any one of these borrowers would have a material adverse effect on our financial condition and results of operations.

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

Your Ability to Recover Your Investment on Dissolution and Termination Will Be Limited
In the event of our dissolution or termination, the proceeds realized from the liquidation of assets, if any, will be distributed to the members only after the satisfaction of claims of creditors. Accordingly, your ability to recover all or any portion of your investment under such circumstances will depend on the amount of funds so realized and claims to be satisfied there from. Additionally, if you have elected to reinvest your distributions into additional units through your participation in our distribution reinvestment plan, you could lose such reinvested distributions in addition to the amount of your initial investment.

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

Delays in Investment Could Adversely A ffect Your Return
A delay will occur between the time you purchase your units and the time the net proceeds of the offering are invested. This delay could adversely affect the return paid to you. In order to mitigate this risk, pending the investment of the proceeds of the offering, funds will be placed in such highly liquid, short-term investments designated by our managers. The interest earned on such interim investments is expected to be less than the interest we would earn on loans.

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

The Amount of Loan Brokerage Commissions and Other Compensation to Our Managers May Affect the Rate of Return to You
None of the compensation payable to our managers was determined by arms length negotiations. We anticipate that the loan brokerage commissions charged to borrowers by RMC, one of our managers, will average approximately 2-5% of the principal amount of each loan, but may be higher or lower depending upon market conditions. Any increase in the loan brokerage commission charged on loans may have a direct, adverse effect upon the interest rates we charge on loans and thus the overall rate of return to you. This conflict of interest will exist in connection with every loan transaction, and you must rely upon the fiduciary duties of our managers to protect your interests.

If Our Managers Lose or are Unable to Obtain Key Personnel or One or More of Their Key Personnel Decides to Compete With Us, Our Ability to Implement Our Strategic Plans Could be Impaired
We depend on the diligence, experience and skills of certain executive officers and other key personnel of our managers and their affiliates, including Michael R. Burwell, Diana B. Mandarino and Lorene Randich, for the selection, acquisition, structuring and monitoring of our lending and investment activities. These individuals are not bound by employment agreements with the managers or with us. If any of our managers’ key personnel were to cease their employment with them or their affiliates, our operating results could suffer. One of our managers has obtained life insurance policies on Michael Burwell, one of their key personnel. There is no assurance that such insurance will be sufficient to protect against events that may adversely affect our ability to implement our strategies. We also believe that our future success depends, in large part, upon the ability of our managers or their affiliates to hire and retain highly skilled managerial, operational and marketing personnel. We cannot assure you that they will be successful in attracting and retaining such personnel. The loss of key personnel and the inability of our managers to hire any key person could harm our business, financial condition, cash flow and results of operations.

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

We May Generate Unrelated Business Taxable Income (UBTI)
Tax-exempt investors (such as an employee pension benefit plan or an IRA) may be subject to tax to the extent that income from the units is treated as unrelated business taxable income, or UBTI. We may borrow funds on a limited basis, which can cause a portion of our income to be treated as UBTI. We may also receive income from services rendered in connection with making or securing loans, which is likely to constitute UBTI. In addition, although we do not currently intend to own and lease personal property, it is possible we may do so as a result of a foreclosure upon a default. Although we use reasonable efforts to prevent any borrowings and leases of personal property from causing any significant amount of income from the units to be treated as UBTI, we expect that some portion of our income may be UBTI. Prospective investors that are tax-exempt entities are urged to consult their own tax advisors regarding the suitability of an investment in units.  In particular, an investment in units may not be suitable for charitable remainder trusts.

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

Item 2 – Properties

As of December 31, 2011 and 2010, the company owned no properties.

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

Item 4 – Mine Safety Disclosures

Not Applicable

Part II

Item 5 – Market for the Registrant’s Units, Related Unitholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for the units, and we do not anticipate that one will develop. There are substantial restrictions on transferability of units and accordingly an investment in the company is non-liquid. Members have no right to withdraw from the company or to obtain the return of their capital account for at least one year from the date of purchase of units. In order to provide a certain degree of liquidity, we have adopted a unit redemption program, whereby after the one year period, a member may redeem all or part of their units, subject to certain limitations summarized under "Unit Redemption Program" below.

Use of Public Offerings Proceeds

On November 18, 2008, the company filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (SEC File No. 333-155428) to offer up to 150,000,000 units ($150,000,000) of its membership interests to the public in its primary offering and 37,500,000 units ($37,500,000) to its members pursuant to its distribution reinvestment plan.  On June 8, 2009, the SEC declared the company’s Registration Statement effective and the company commenced its initial public offering. The offering is ongoing and it may continue until June 8, 2012, unless prior to such date, we file a new registration statement, in which event the offering will continue until the earlier of the effective date of the new registration statement or December 5, 2012. On October 5, 2009, we accepted subscriptions for, and held an initial closing on, subscriptions in excess of the minimum offering amount, and on October 6, 2009, $1,013,204 was released from the escrow account to the company. As of December 31, 2011, we had sold 11,568,188 units in the offering, for gross offering proceeds of $11,568,188, (including units issued under our distribution reinvestment plan). The outstanding units are held by 252 members.

From the subscription proceeds of $11,506,844, we incurred approximately $805,000 in selling commissions and from the subscriptions admitted of $11,193,299 (excluding units issued under our distribution reinvestment plan), we incurred approximately $504,000 in organization and offering costs. We intend to use substantially all of the net proceeds from the ongoing initial public offering to make loans.

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

During the years 2010 and 2011, the company’s distributed annualized yield was 6.50%.

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

During the year ended December 31, 2011, one request of 15,000 units was redeemed under the unit redemption program.

Item 6 – Selected Financial Data (Not included as smaller reporting company)

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The company was formed on October 8, 2008 to engage in business as an investor in mortgage loans. The company’s loans are secured primarily by first and second deeds of trust on residential, investment or commercial property in California. Loans are arranged and serviced by RMC.

On November 18, 2008, the company filed a Registration Statement on Form S-11 with the Securities and Exchange Commission to offer up to 150,000,000 units of its membership interests to the public in its primary offering and 37,500,000 units to its members pursuant to its distribution reinvestment plan. On June 8, 2009, the SEC declared the company’s Registration Statement effective and the company commenced its initial public offering. The offering is ongoing until June 8, 2012, unless prior to such date, we file a new registration statement, in which event the offering will continue until the earlier of the effective date of the new registration statement or December 5, 2012. Offering proceeds will be released to the company and applied to investments in mortgage loans and the payment or reimbursement of organization and offering expenses. The amount of loans the company funds or acquires will depend upon the number of units sold in the public offering and the resulting amount of the net proceeds available for investment in loans.

The company will experience a relative increase in liquidity if and when additional subscriptions for units are received and a relative decrease in liquidity as net offering proceeds are expended in connection with the funding and acquisition of loans and the payment or reimbursement of organization and offering expenses.

Critical Accounting Policies

See Note 2 (Summary of Significant Accounting Policies) to the financial statements included in Part II, Item 8 of this report for a detailed presentation of critical accounting policies, which presentation is incorporated by this reference into this Item 7.

Managers and Other Related Parties

See Notes 1 (General) and 3 (Managers and Other Related Parties) to the financial statements included in Part II, Item 8 of this Report for a detailed presentation of the various company activities for which related parties are compensated and other related transactions, including the formation loan to RMC, which presentation is incorporated by this reference into this Item 7.

Results of Operations

The company’s operating results are discussed below for the years ended December 31, 2011 and 2010.

	Changes for the years ended December 31,
	2011		2010 (1)
	Dollars	Percent	Dollars	Percent
Revenue, net
Interest income
Interest on loans	$397,345	213%	$174,569	1,500%
Imputed interest on formation loan	5,471	214	2,562	—
Other interest, net	(1,236)	(100)	(925)	(43)
Total interest income	401,580	211	176,206	1,277

Interest expense, amortization of discount
on imputed interest	5,471	214	2,562	—
Net interest income	396,109	211	173,644	1,258

Late fees	1,371	385	356	—
Other	200	200	(3,750)	(97)
Total revenues, net	397,680	212	170,250	965

Provision for loan losses	—	—	—	—

Operating expenses
Mortgage servicing fees	11,979	251	4,546	1,968
Asset management fees	—	—	(1,289)	(100)
Costs through RMC	37,270	939	3,971	—
Professional services	(2,304)	(31)	7,329	—
Other	(1,533)	(25)	4,064	196
Total operating expenses, net	45,412	204	18,621	518

Net income	$352,268	213%	$151,629	1,079%

(1)       The company commenced operations in October 2009.

Please refer to the above table and the Statements of Income in the financial statements in Part II, Item 8 of this report, throughout the discussions of Results of Operations.

Impact of general economic and market conditions on the company’s financial condition, results of operations and cash flows

The company’s assets continue to grow at a moderate, steady pace. Total assets, the sum of all assets owned by the company, increased to approximately $10,447,000 at December 31, 2011, from $1,708,000 at December 31, 2009 (an increase of $8,739,000 or 512 percent). Total loans increased over the same time period to approximately $8,308,000 from $1,259,000 (an increase of 560 percent). The portfolio was originated over the last two years during one of the most challenging periods of real estate lending. Three loans, with an aggregate principal of approximately $671,000, are less than 90 days delinquent at December 31, 2011. The combined loan portfolio LTV (Loan to Value ratio) was 45 percent. This means per the appraisals of the properties securing our loans, the borrowers have in the aggregate, more equity, 55 percent, than we the lenders have lent in the aggregate, against the properties, 45 percent. The result is the company has built and continues to build a solidly performing portfolio of loans with little if any delinquency at lower than typical debt to equity ratios to provide safety against loss. During our time of operations, none of our loans has been subject to a notice of default nor have we acquired any real estate as a result of borrower default.

Excellent lending opportunities continue to be available at low volumes. Activity from borrowers seeking loans has begun to increase. Little competition for these loans exist as most of the large lender participants are providing only real estate financing that meets government sponsored criteria, or have exited the business. Any loan requiring underwriting based on the value of the underlying collateral and which may be outside institutional guidelines and/or federal regulations has few lenders vying for the opportunity.

Revenue – Interest on loans

The increase in interest on loans is due to the growth of the secured loan portfolio. The average secured loan balance, the stated average yield and the effective average yield rate for 2011 and 2010, are shown in the table below.

	2011	2010
Average Secured Loan Balance	$6,689,306	$1,930,779
Stated Average Yield Rate	9.21%	9.59%
Effective Yield Rate	8.82%	9.64%

Imputed interest on formation loan/interest expense – amortization of discount

RMC repaid $48,767 and $13,268 of the formation loan in 2011 and 2010 respectively, based upon each of the prior year end loan balances. Imputed interest income and the related amortization of discount were recorded based upon the repayments.

Provision for loan losses/allowance for loan losses

At December 31, 2011 and 2010, the company had not recorded an allowance for loan losses as no loans were designated as impaired, and all loans had protective equity such that at December 31, 2011, collection was assured for amounts owing.

Operating Expenses – Mortgage servicing fees

The increase in mortgage servicing fees for 2011 reflects the increase in the secured loan portfolio noted above in Revenue – Interest on loans

Operating Expenses – Asset management fees

During 2011 and 2010, RMC waived asset management fees of $60,677 and 26,286 respectively.  There is no assurance that RMC will waive its right to receive such fees in future periods.

Operating Expenses – Costs through RMC

The increase in costs through RMC reflects reimbursement of qualifying charges from RMC which in the previous year had been absorbed by RMC.

Net Income

During 2011 and 2010 the company’s distributed annualized yield was 6.50%. The company’s cash distributions for limited members (excluding redemptions) during 2011 and 2010 were $600,790 and $203,975, respectively.

Net income recorded during 2011 and 2010 for limited members was $512,772 and $164,028, respectively. The difference between net income and cash distributions was due to the managers anticipating investing excess cash in additional quality loans throughout the year, which due to the financial markets and the general economic conditions did not present themselves. The managers believe in 2012 the difference will be recouped and therefore are not anticipating a permanent capital reduction.

Loans/Allowance for Loan Losses

See Note 4 (Loans) to the financial statements included in Part II, Item 8 of this report for detailed presentations on the secured loan portfolio and on the allowance for loan losses, which presentations are incorporated by this reference into this Item 7.

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

During 2011 and 2010, the company, after allocation of syndication costs, made the following allocation of profits and losses both to the members who elected to participate in the distribution reinvestment plan and those that chose to receive their monthly distributions.

	2011	2010
Reinvesting	$199,275	$52,880
Distributing	401,515	151,095
Total	$600,790	$203,975

Percent of members’ capital, electing distribution	67%	74%

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

The table below sets forth actual liquidations for the past two years.

	Year ended December 31,
	2011	2010
Capital liquidations-without penalty	$—	$40,000
Capital liquidations-subject to penalty	15,000	26,730
Total	$15,000	$66,730

While the managers have set an estimated value for the units, such determination may not be representative of the ultimate price realized by a member for such units upon sale. No public trading market exists for the units and none is likely to develop.  Thus, there is no certainty the units can be sold at a price equal to the stated value of the capital account.

Contractual Obligations

At December 31, 2011 the company had no contractual obligations, except to reimburse RMC for syndication costs. As of December 31, 2011, approximately $1,139,000 was to be reimbursed to RMC contingent upon future sales of member units.  See Note 6 (Commitments and Contingencies, Except Loans) to the financial statements included in Part II, Item 8 of this report for a detailed presentation on commitments and contingencies, which presentation is incorporated by this reference into this Item 7.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk (Not included as smaller reporting company)

Item 8 – Financial Statements and Supplementary Data

A – Financial Statements

The following financial statements of Redwood Mortgage Investors IX, LLC are included in Item 8:

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets – December 31, 2011 and 2010
•	Statements of Income for the years ended December 31, 2011 and 2010
•	Statements of Changes in Members’ Capital for the years ended December 31, 2011 and 2010
•	Statements of Cash Flows for the years ended December 31, 2011 and 2010
•	Notes to Financial Statements

B – Financial Statement Schedules

The following financial statement schedules of Redwood Mortgage Investors IX, LLC are included in Item 8:

•	Schedule II – Valuation and Qualifying Accounts
•	Schedule IV – Mortgage Loans on Real Estate

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members
Redwood Mortgage Investors IX, LLC
Redwood City, California

We have audited the accompanying balance sheets of Redwood Mortgage Investors IX, LLC (a Delaware limited liability company) as of December 31, 2011 and 2010 and the related statements of income, changes in members’ capital and cash flows in the years then ended. These financial statements are the responsibility of Redwood Mortgage Investors IX’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redwood Mortgage Investors IX, LLC as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ ARMANINO McKENNA LLP
_____________________________
ARMANINO McKENNA LLP
San Francisco, California
March 28, 2012

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Balance Sheets
December 31, 2011 and 2010

ASSETS

	2011	2010
Cash and cash equivalents	$2,099,328	$3,256,284

Loans, secured by deeds of trust
Principal	8,253,328	3,155,628
Advances	70	—
Accrued interest	54,219	18,004
Total loans	8,307,617	3,173,632

Receivable from affiliate	—	442

Loan administration fees, net	40,044	22,282

Total assets	$10,446,989	$6,452,640

LIABILITIES, INVESTORS IN APPLICANT STATUS, AND MEMBERS’ CAPITAL

Liabilities
Accounts payable	$212	$2,082
Payable to affiliate	—	1,882
Total liabilities	212	3,964

Investors in applicant status	320,545	1,285,031

Members’ capital
Members’ capital, subject to redemption, net of unallocated
syndication costs of $498,661 and $263,865 for 2011 and 2010, respectively; and net of formation loan of $741,215 and $487,674
for 2011 and 2010, respectively	10,114,766	5,160,377

Managing members’ capital, net of unallocated syndication costs
of $5,037 and $2,665 for 2011 and 2010, respectively	11,466	3,268
Total members’ capital	10,126,232	5,163,645

Total liabilities, investors in applicant status and members’ capital	$10,446,989	$6,452,640

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Income
For the Years Ended December 31, 2011 and 2010

	2011	2010
Revenues
Interest income
Loans	$583,552	$186,207
Imputed interest on formation loan	8,033	2,562
Other	—	1,236
Total interest income	591,585	190,005

Interest expense – amortization of discount on formation loan	8,033	2,562
Net interest income	583,552	187,443

Late fees	1,727	356
Other	300	100
Total revenues, net	585,579	187,899

Provision for loan losses	—	—

Operating expenses
Mortgage servicing fees	16,756	4,777
Asset management fees	—	—
Costs through RMC	41,241	3,971
Professional services	5,025	7,329
Other	4,605	6,138
Total operating expenses	67,627	22,215
Net income	$517,952	$165,684

Net income
Managers (1%)	$5,180	$1,656
Members (99%)	512,772	164,028
	$517,952	$165,684
Net income per $1,000 invested by members
for entire period	$56	$52

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Changes in Members’ Capital
For the Years Ended December 31, 2011 and 2010

		Members
	Investors
	In		Unallocated
	Applicant		Syndication	Formation
	Status	Capital	Costs	Loan	Capital, net
Balances at December 31, 2009	$583,500	$1,314,371	$(58,447)	$(132,680)	$1,123,244
Contributions on application	5,282,383	—	—	—	—
Contributions admitted to members' capital	(4,610,952)	4,610,952	—	—	4,610,952
Premiums paid on application by RMC	70,490	—	—	—	—
Premiums admitted to members' capital	(40,390)	40,390	—	—	40,390
Net income	—	164,028	—	—	164,028
Earnings distributed to members	—	(203,975)	—	—	(203,975)
Earnings distributed used in DRIP	—	52,880	—	—	52,880
Member's redemptions	—	(66,730)	—	—	(66,730)
Formation loan advances	—	—	—	(369,767)	(369,767)
Formation loan payments received	—	—	—	13,268	13,268
Syndication costs incurred	—	—	(206,044)	—	(206,044)
Early withdrawal penalties	—	—	626	1,505	2,131

Balances at December 31, 2010	1,285,031	5,911,916	(263,865)	(487,674)	5,160,377
Contributions on application	4,329,028	—	—	—	—
Contributions admitted to members' capital	(5,270,414)	5,270,414	—	—	5,270,414
Premiums paid on application by RMC	52,955	—	—	—	—
Premiums admitted to members' capital	(76,055)	76,055	—	—	76,055
Net income	—	512,772	—	—	512,772
Earnings distributed to members	—	(600,790)	—	—	(600,790)
Earnings distributed used in DRIP	—	199,275	—	—	199,275
Member's redemptions	—	(15,000)	—	—	(15,000)
Formation loan advances	—	—	—	(303,032)	(303,032)
Formation loan payments received	—	—	—	48,767	48,767
Syndication costs incurred	—	—	(235,268)	—	(235,268)
Early withdrawal penalties	—	—	472	724	1,196

Balances at December 31, 2011	$320,545	$11,354,642	$(498,661)	$(741,215)	$10,114,766

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Changes in Managing Members’ Capital
For the Years Ended December 31, 2011 and 2010

	Managers
		Unallocated		Total
		Syndication		Members’
	Capital	Costs	Capital, net	Capital
Balances at December 31, 2009	$1,322	$(590)	$732	$1,123,976
Contributions on application	—	—	—	—
Contributions admitted to members' capital	4,611	—	4,611	4,615,563
Premiums paid on application by RMC	—	—	—	—
Premiums admitted to members' capital	—	—	—	40,390
Net income	1,656	—	1,656	165,684
Earnings distributed to members	(1,656)	—	(1,656)	(205,631)
Earnings distributed used in DRIP	—	—	—	52,880
Members’ redemptions	—	—	—	(66,730)
Formation loan increases	—	—	—	(369,767)
Formation loan payments received	—	—	—	13,268
Syndication costs incurred	—	(2,081)	(2,081)	(208,125)
Early withdrawal penalties	—	6	6	2,137

Balances at December 31, 2010	5,933	(2,665)	3,268	5,163,645
Contributions on application	—	—	—	—
Contributions admitted to members' capital	5,390	—	5,390	5,275,804
Premiums paid on application by RMC	—	—	—	—
Premiums admitted to members' capital	—	—	—	76,055
Net income	5,180	—	5,180	517,952
Earnings distributed to members	—	—	—	(600,790)
Earnings distributed used in DRIP	—	—	—	199,275
Members’ redemptions	—	—	—	(15,000)
Formation loan increases	—	—	—	(303,032)
Formation loan payments received	—	—	—	48,767
Syndication costs incurred	—	(2,377)	(2,377)	(237,645)
Early withdrawal penalties	—	5	5	1,201

Balances at December 31, 2011	$16,503	$(5,037)	$11,466	$10,126,232

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Cash Flows
For the Years Ended December 31, 2011 and 2010

	2011	2010
Cash flows from operating activities
Net income	$517,952	$165,684
Adjustments to reconcile net income to net cash provided
by (used in) operating activities
Amortization of loan origination fees	44,629	8,380
Interest income, imputed on formation loan	(8,033)	(2,562)
Amortization of discount on formation loan	8,033	2,562
Change in operating assets and liabilities
Accrued interest	(36,215)	(12,536)
Advances	(70)	—
Receivable from affiliate	442	67,066
Loan administration fees	(62,391)	(20,755)
Accounts payable	(1,870)	2,082
Payable to affiliate	(1,882)	1,182
Net cash provided by (used in) operating activities	460,595	211,103
Cash flows from investing activities
Loans originated	(8,360,839)	(2,709,830)
Principal collected on loans	3,263,139	807,944
Net cash provided by (used in) investing activities	(5,097,700)	(1,901,886)
Cash flows from financing activities
Contributions by member applicants	4,387,373	5,357,484
Members’ withdrawals	(416,515)	(219,481)
Syndication costs paid, net	(237,168)	(207,493)
Formation loan, funding	(303,032)	(369,767)
Formation loan, collections	49,491	14,773
Net cash provided by (used in) financing activities	3,480,149	4,575,516
Net increase (decrease) in cash and cash equivalents	(1,156,956)	2,884,733
Cash and cash equivalents at beginning of year	3,256,284	371,551
Cash and cash equivalents at end of year	$2,099,328	$3,256,284

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2011 and 2010

NOTE 1 – ORGANIZATION AND GENERAL

Redwood Mortgage Investors IX, LLC (the “company”), a Delaware limited liability company, was organized in October 2008, to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on California real estate. Loans are arranged and serviced by Redwood Mortgage Corp., a California corporation (“RMC”).

In November, 2008, the company filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (SEC) to offer up to 150,000,000 units of its membership interests to the public in its primary offering and 37,500,000 units to its members pursuant to its distribution reinvestment plan. In June, 2009, the SEC declared the company’s Registration Statement effective and the company commenced its initial public offering. In October, 2009 the company received subscriptions in excess of the minimum offering amount of $1,000,000, and $1,013,204 was released from the escrow account to the company.

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

The managing members (“Managers”) of the company are RMC and its wholly-owned subsidiary, Gymno LLC, originally incorporated as Gymno Corporation (“Gymno”). Prior to September 30, 2011, The Redwood Group, Ltd., a California corporation (“Redwood Group”) owned all of the outstanding shares of RMC, and acquired, as of September 30, 2011, all of the outstanding shares of Gymno Corporation in exchange for shares of Redwood Group’s common stock. Redwood Group then merged with and into RMC, which resulted in Gymno Corporation becoming a wholly-owned subsidiary of RMC. Gymno Corporation then converted into Gymno LLC, a California limited liability company, with Michael R. Burwell, the majority owner and President of RMC, as its managing member.

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
December 31, 2011 and 2010

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
December 31, 2011 and 2010

NOTE 1 – ORGANIZATION AND GENERAL (continued)

Sales commissions - formation loans

Sales commissions are not paid directly by the company out of the offering proceeds. Instead, the company loans to RMC, one of the managers, amounts to pay all sales commissions and amounts payable in connection with unsolicited orders. This loan is unsecured and non-interest bearing and is referred to as the “formation loan.” During the offering period, RMC will repay annually, one tenth of the principal balance of the formation loan as of December 31 of the prior year.  Upon completion of the offering, the formation loan will be amortized over 10 years and repaid in 10 equal annual installments. The formation loan has been deducted from members’ capital in the balance sheets. As amounts are received from RMC as payments on the loan, the deduction from capital will be reduced. Interest is imputed at the market rate of interest in effect in the years the offering closed. If the managing members are removed and RMC is no longer receiving payments for services rendered, the formation loan is forgiven.

Income taxes and Members’ capital – tax basis

Income taxes – federal and state – are the obligation of the members, if and when taxes apply, other than for the minimum annual California franchise tax paid by the company.

Members’ capital reconciliation

A reconciliation of members’ capital in the financial statements to the tax basis of company capital is presented in the following table at December 31.

	2011	2010
Members’ capital per financial statements	$10,126,232	$5,163,645
Unallocated syndication costs	503,698	266,530
Allowance for loan losses	—	—
Formation loans receivable	741,215	487,674

Members’ capital tax basis	$11,371,145	$5,917,849

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
December 31, 2011 and 2010

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

The fair value of the collateral is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values, and publicly available information on in-market transactions.  Historically, it has been rare for determinations of fair value to be made without substantial reference to current market transactions. However, in recent years, due to the low levels of real estate transactions, and the number of transactions that are distressed (i.e., that are executed by an unwilling seller – often compelled by lenders or other claimants – and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types is required.

Appraisals of commercial real property generally present three approaches to estimating value: 1) market comparables or sales approach; 2) cost to replace and 3) capitalized cash flows or investment approach. These approaches may or may not result in a common, single value. The market-comparables approach may yield several different values depending on certain basic assumptions, such as, determining highest and best use (which may or may not be the current use); determining the condition (e.g. as-is, when-completed, or for land when-entitled); and determining the unit of value (e.g. as a series of  individual unit sales or as a bulk disposition). Further complicating this process, which is already subject to judgment, uncertainty and imprecision are the on-going low transaction volumes in the residential, commercial and land markets, and the variability that has resulted.  This exacerbates the imprecision in the process, and requires additional considerations and inquiries as to whether the transaction was entered into by a willing seller into a functioning market or was the transaction completed in a distressed market, with the predominant number of sellers being those surrendering properties to lenders in partial settlement of debt (as is prevalent in the residential markets) and/or participating in “arranged sales” to achieve partial settlement of debts and claims and to generate tax advantage. Either way, the present market is at historically low transaction volumes with neither potential buyers nor sellers willing to transact. In certain asset classes the time elapsed between transactions – other than foreclosures – was 12 or more months.

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

Net income recorded for limited members was $512,772 and cash distributed to limited members was $600,790. The difference between net income and actual cash distributions was due to the managers anticipating investing excess cash in additional quality loans throughout the year, which due to the financial markets and the general economic conditions did not present themselves. The managers believe in 2012 the difference will be recouped and therefore are not anticipating a permanent capital reduction.

Cash and cash equivalents

The company considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. Periodically, company cash balances in banks exceed federally insured limits.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2011 and 2010

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

If based upon current information and events, it is probable the company will be unable to collect all amounts due according to the contractual terms of the loan agreement, then a loan may be designated as impaired. Impaired loans are included in management’s periodic analysis of recoverability. Any subsequent payments on impaired loans are applied to late fees and then to reduce first the accrued interest, then advances, and then unpaid principal.

From time to time, the company may negotiate and enter into loan modifications with borrowers whose loans are delinquent. If the loan modification results in a significant reduction in the cash flow compared to the original note, the modification is deemed a troubled debt restructuring and a loss is recognized. In the normal course of the company’s operations, loans that mature are renewed and/or the maturity is extended. If at the time of renewal the loan is not designated as impaired and the renewal is at terms reflecting then current market rates and conditions, the loan is not designated impaired.

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
December 31, 2011 and 2010

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

Net income per $1,000 invested

Amounts reflected in the statements of operations as net income per $1,000 invested by members for the entire period are amounts allocated to members who had their investment throughout the period and have elected to either leave their earnings to compound or have elected to receive periodic distributions of their net income. Individual income is allocated each month based on the members’ pro rata share of members’ capital. Because the net income percentage varies from month to month, amounts per $1,000 will vary for those individuals who made or withdrew investments during the period, or select other options.

Recently issued accounting pronouncements

The FASB has issued ASU 2011-02 (April 2011), “A Creditor’s Determination of Whether Restructuring is a Troubled Debt Restructuring,” providing guidance to lenders for evaluating where a modification or restructuring of a loan as a Troubled Debt Restructuring (TDR). ASU 2011-02 provides expanded guidance on whether:  1) the lender has granted a “concession” and 2) whether the borrower is experiencing “financial difficulties.” The ASU is effective for the first interim or annual period beginning after June 15, 2011 (i.e. the third quarter of 2011) and is required to be applied retroactively for all modifications and restructuring activities in 2011. The partnership adopted ASU 2011-02 effective January 1, 2011.

The FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRs”. The ASU is effective for interim and annual periods beginning after December 15, 2011 with prospective application. The partnership is evaluating the effect of the ASU.

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES

The managers of the company are RMC and its wholly-owned subsidiary, Gymno LLC. The company's business is conducted primarily through RMC, which arranges, services and maintains the loan portfolio for the benefit of the company. The fees received by the managers are paid pursuant to the operating agreement and are determined at the sole discretion of the mangers within the prescribed limits. The following is a list of various activities for which related parties are compensated:

The following commissions and fees are paid by the borrowers.

Loan brokerage commissions

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, RMC may collect a loan brokerage commission that is expected to range from approximately 2% to 5% of the principal amount of each loan made during the year. Total loan brokerage commissions are limited to an amount not to exceed 4% of the total company assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the company. In 2011 and 2010, loan brokerage commissions paid by the borrowers were $134,678 and $54,840, respectively.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2011 and 2010

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES (continued)

Other fees

RMC or Gymno will receive fees for processing, notary, document preparation, credit investigation, reconveyance, and other mortgage related fees. The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the company. In 2011 and 2010, these fees totaled $10,432 and $4,452, respectively.

The following fees are paid by the company.

Loan administrative fees

RMC will receive a loan administrative fee in an amount up to 1% of the principal amount of each new loan originated or acquired on the company's behalf by RMC for services rendered in connection with the selection and underwriting of potential loans. Such fees are payable by the company upon the closing of each loan. In 2011 and 2010, the loan administration fees paid by the company to RMC were $62,391 and $20,755, respectively.

Mortgage servicing fees

Mortgage servicing fees of up to 0.25%, on an annual basis, of the unpaid principal of each loan will be paid monthly to RMC, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. RMC is entitled to receive these fees regardless of whether mortgage payments are collected. RMC at times, waived amounts otherwise to be earned by it, to improve the company’s earnings. Such fee waivers were not made with the purpose of providing the company with sufficient funds to satisfy redemption requests, nor to meet any required level of distributions, as the company has no such required level of distributions. RMC does not use any specific criteria in determining the exact amount of fees, if any, to be waived. The decision to waive fees and the amount, if any, to be waived, is made by RMC in its sole discretion.

Mortgage servicing fees paid to RMC are presented in the following table for the years ended December 31.

	2011	2010
Maximum chargeable by RMC	$16,756	$4,777
Waived by RMC	—	—
Charged	$16,756	$4,777

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

The managers, at times, waived amounts otherwise to be earned by it, to improve the company’s earnings. Such fee waivers were not made with the purpose of providing the company with sufficient funds to satisfy redemption requests, nor to meet any required level of distributions, as the company has no such required level of distributions. RMC does not use any specific criteria in determining the exact amount of fees, if any, to be waived. The decision to waive fees and the amount, if any, to be waived, is made by RMC in its sole discretion. An increase or decrease in this fee within the limits set by the operating agreement directly impacts the yield to the members.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2011 and 2010

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES (continued)

Asset management fees (continued)

Asset management fees paid to the managers are presented in the following table for the years ended December 31.

	2011	2010
Maximum chargeable by the managers	$60,677	$26,286
Waived by the managers	(60,677)	(26,286)
Charged	$—	$—

Clerical costs through RMC

Our managers and their affiliates are reimbursed by the company for all operating expenses incurred on behalf of the company, including without limitation, accounting and audit fees, legal fees and expenses, postage, costs to prepare reports to the managers, and out-of-pocket and general administrative expenses. During 2011 and 2010, the company incurred $41,241 and $3,971, respectively of operating expenses paid for by the managers which were reimbursed to RMC. RMC at times, waived amounts otherwise to be earned by it, to improve the company’s earnings. Such cost waivers were not made with the purpose of providing the company with sufficient funds to satisfy redemption requests, nor to meet any required level of distributions, as the company has no such required level of distributions. RMC does not use any specific criteria in determining the exact amount of costs, if any, to be waived. The decision to waive costs and the amount, if any, to be waived, is made by RMC in its sole discretion. An increase or decrease in these costs within the limits set by the operating agreement directly impacts the yield to the members.

Formation loan

Formation loan transactions are presented in the following table for the years ended December 31.

	2011	2010
Member contributions to date	$11,506,844	$7,177,817

Balance, January 1	$487,674	$132,680
Formation Loan made	303,032	369,767
Unamortized discount on imputed interest	(51,489)	(51,875)
Formation Loan made, net	739,217	450,572

Repayments received from RMC	(48,767)	(13,268
Early withdrawal penalties applied	(724)	(1,505)
Formation loan, net	689,726	435,799

Unamortized discount on imputed interest	51,489	51,875
Balance, December 31	$741,215	$487,674

Percent loaned	7.00%	7.00%

The formation loan has been deducted from members’ capital in the balance sheets. As amounts are collected from RMC, the deduction from capital will be reduced. Interest has been imputed at the market rate of interest in effect at the end of each quarter for the new additions to the loan. If the managing members are removed and RMC is no longer receiving payments for services rendered, the formation loan is forgiven.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2011 and 2010

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES (continued)

Formation loan (continued)

The future minimum payments on the formation loan are presented in the following table ($ in thousands).

2012	$74,122
2013	74,122
2014	74,122
2015	74,122
2016	74,122
Thereafter	370,605
Total	$741,215

RMC is required to repay the formation loan.  During the offering period, RMC will repay annually, one tenth of the principal balance of the formation loan as of December 31 of the prior year. Upon completion of the offering, the formation loan will be amortized over 10 years and repaid in 10 equal annual installments.

Syndication costs

The company bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses and filing fees. Syndication costs are charged against members' capital and will be allocated to individual members consistent with the company’s operating agreement.

For the current offering, organizational and syndication costs were limited to 4.5% of the gross proceeds, with any excess being paid by the managers. Applicable gross proceeds were $11,193,299. Related expenditures, net of early withdrawal penalties applied, totaled $503,698 or 4.5% of contributions.

Syndication costs incurred by the company are summarized in the following table for the years ended December 31.

	2011	2010
Balance, January 1	$266,530	$59,037
Costs incurred	237,645	208,125
Early withdrawal penalties applied	(477)	(632)
Allocated to date	—	—

Balance, December 31	$503,698	$266,530

RMC is entitled to receive reimbursement of organizational and offering expenses expended on our behalf. Through December 31, 2011, organizational and offering expenses totaled approximately $1,615,000. Upon achieving the minimum unit sales of 1,000,000 units, the company became obligated to reimburse RMC for these costs up to an amount equal to 4.5% of gross offering proceeds until RMC has been fully reimbursed for organizational and offering expenses it incurred. As of December 31, 2011, approximately $1,139,000 was to be reimbursed to RMC contingent upon future sales of member units.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2011 and 2010

NOTE 4 – LOANS

The company generally funds loans with a fixed interest rate and a five-year term. As of December 31, 2011, 80% of the company’s loans (representing 79% of the aggregate principal of the company’s loan portfolio) have a five year term or less from loan inception. The remaining loans have terms longer than five years. As of December 31, 2011, five loans outstanding (representing 35% of the aggregate principal balance of the company’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the years ended December 31.

	2011	2010
Principal, January 1	$3,155,628	$1,253,742
Loans funded	8,3.60,839	2,709,830
Payments received	(3,263,139)	(807,944)
Principal, December 31	$8,253,328	$3,155,628

Loan characteristics

Secured loans had the characteristics presented in the following table.

	2011	2010
Number of secured loans	25	12
Secured loans – principal	$8,253,328	$3,155,628
Secured loans – interest rates range (fixed)	7.75-11.00%	8.50-11.00%

Average secured loan – principal	$330,133	$262,969
Average principal as percent of total principal	4.00%	8.33%
Average principal as percent of members’ capital	3.26%	5.09%
Average principal as percent of total assets	3.16%	4.08%

Largest secured loan – principal	$1,000,000	$877,500
Largest principal as percent of total principal	12.12%	27.81%
Largest principal as percent of members’ capital	9.87%	16.99%
Largest principal as percent of total assets	9.57%	13.60%

Smallest secured loan – principal	$97,255	$97,997
Smallest principal as percent of total principal	1.18%	3.11%
Smallest principal as percent of members’ capital	0.96%	1.90%
Smallest principal as percent of total assets	0.93%	1.52%

Number of counties where security is located (all California)	10	8
Largest percentage of principal in one county	30.18%	27.81%

Number of secured loans in foreclosure	—	—
Secured loans in foreclosure – principal	—	—

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of December 31, 2011, the company’s largest loan in the principal of $1,000,000 represents 12.12% of outstanding secured loans and 9.57% of company assets. The loan is secured by a residential property located in San Francisco, California, bears an interest rate of 8.75% and matures on July 1, 2012.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2011 and 2010

NOTE 4 – LOANS (continued)

Loan characteristics (continued)

Larger loans sometimes increase above 10% of the secured loan portfolio or company assets as these amounts decrease due to member withdrawals and loan payoffs and due to restructuring of existing loans. As the portfolio grows within the near term, it is anticipated the single loan exceeding 10% of the secured loan portfolio will be less than 10% of the secured loan portfolio. Nevertheless, the largest loan is less than 10% of the company assets.

Distribution by California counties

The distribution of secured loans outstanding by California counties is presented in the following table at December 31.

	2011		2010
	Unpaid Principal Balance	Percent	Unpaid Principal Balance	Percent

Northern California Counties
San Francisco	$2,490,816	30.18%	$594,190	18.82%
Santa Clara	1,050,000	12.72	877,500	27.81
Marin	746,368	9.04	248,320	7.87
San Mateo	556,592	6.75	422,867	13.40
Alameda	536,595	6.50	119,138	3.78
Contra Costa	308,355	3.74	—	—
Monterey	184,851	2.24	—	—
	5,873,577	71.17	2,262,015	71.68%
Southern California Counties
Los Angeles	1,482,910	17.96	573,902	18.18%
San Diego	697,529	8.45	210,000	6.66
Orange	199,312	2.42	—	—
Riverside	—	—	109,711	3.48
	2,379,751	28.83	893,613	28.32%

Total secured loans	$8,253,328	100.00%	$3,155,628	100.00%

Loan Commitments

The company makes construction and rehabilitation loans, which are not fully disbursed at loan inception. The company has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents. At December 31, 2011, there were no undisbursed loan funds. The company does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

The company periodically negotiates contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The company does not have any active workout agreement, nor is it obligated to fund additional money as of December 31, 2011.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2011 and 2010

NOTE 4 – LOANS (continued)

Lien position

Secured loans had the lien positions presented in the following table.

	2011			2010
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	17	$6,383,100	77%	6	$1,813,697	57%
Second trust deeds	8	1,870,228	23	6	1,341,931	43
Total secured loans	25	8,253,328	100%	12	3,155,628	100%
Liens due other lenders at loan closing		4,569,311			3,464,067

Total debt		$12,822,639			$6,619,695

Appraised property value at loan closing		$26,836,465			$11,565,115

Percent of total debt to appraised
values (LTV) at loan closing (1)		47.78%			57.24%

(1)
Based on appraised values and liens due other lenders at loan closing. The loan to value computation does not take into account subsequent increases or decreases in security property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any.

Property type

Secured loans summarized by property type are presented in the following table.

	2011			2010
	Loans	Principal	Percent	Loans	Principal	Percent
Single family	23	$7,585,395	92%	11	$2,885,924	91%
Multi-family	1	267,933	3	1	269,704	9
Commercial	1	400,000	5	—	—	—
Land	—	—	—	—	—	—
Total secured loans	25	$8,253,328	100%	12	$3,155,628	100%

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table.

	Loans	Principal	Percent
2012	4	$2,550,000	31%
2013	4	1,486,479	18
2014	2	269,255	3
2015	6	1,893,375	23
2016	7	1,463,801	18
Thereafter	2	590,418	7
Total secured loans	25	$8,253,328	100%

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2011 and 2010

NOTE 4 – LOANS (continued)

Scheduled maturities (continued)

Loans may be repaid or refinanced before, at or after the contractual maturity date. On matured loans the company may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

Renewals included in 2011 and 2010 were $204,880 and $0, respectively.

Delinquency

Secured loans summarized by payment delinquency are presented in the following table.

	2011	2010
Past Due
30-89 days	$670,600	$206,201
90-179 days	—	—
180 or more days	—	—
Total past due	670,600	206,201
Current	7,582,728	2,949,427
Total secured loans	$8,253,328	$3,155,628

Impaired loans/allowance for loan losses

At December 31, 2011 and 2010, the company had not designated any loans as impaired and had not recorded an allowance for loan losses as all loans were deemed to have protective equity (i.e., low loan-to-value ratio) such that collection is reasonably assured for amounts owing.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2011 and 2010

NOTE 5 – FAIR VALUE (continued)

The company does not record loans at fair value on a recurring basis.

The following methods and assumptions were used to estimate the fair value of assets and liabilities:

(a)	Cash and cash equivalents. The carrying amount equals fair value. All amounts, including interest bearing accounts, are subject to immediate withdrawal.

(b)
Secured loans. The fair value of the loans was $8,454,000 and $3,195,000 at December 31, 2011 and 2010, respectively. The fair value was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. For impaired loans in which a specific allowance is established based on the fair value of the collateral, the collateral fair value is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers opinion of values, and publicly available information on in-market transactions (Level 2 inputs). Historically, it has been rare for determinations of fair value to be made without substantial reference to current market transactions. However, in recent years, due to the low number of real estate transactions, and the number of transactions that are distressed (i.e., that are executed by an unwilling seller – often compelled by lenders or other claimants – and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types is required (Level 3 inputs).

NOTE 6 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS AND SYNDICATION COSTS

Legal proceedings

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance. As of December 31, 2011, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

NOTE 7 – SUBSEQUENT EVENTS

None

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Schedule II – Valuation and Qualifying Accounts
December 31, 2011 and 2010

	B	C
	Balance at	Additions				E
A	Beginning	Charged to Costs	Charged to	D		Balance at
Description	of Period	and Expenses	Other Accounts	Deductions		End of Period
Year ended December 31, 2010
Deducted from asset accounts
Allowance for loan losses	$—	$—	$—	$—	(a)	$—

Cumulative write-down of
real estate owned	—	—	—	—	(b)	—
	$—	$—	$—	$—		$—

Year ended December 31, 2011
Deducted from asset accounts
Allowance for loan losses	$—	$—	$—	$—	(a)	$—

Cumulative write-down of
real estate owned	—	—	—	—	(b)	—
	$—	$—	$—	$—		$—

Note (a) – Represents write-offs of loans or transfers
Note (b) – Represents write-offs of real estate owned

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Schedule IV – Mortgage Loans on Real Estate
Rule 12-29 Loans on Real Estate
December 31, 2011

							Col. H
							Principal
					Col. F		Amount of
					Face	Col. G	Loans
		Col. C	Col. D		Amount of	Carrying	Subject to		Col. J
	Col. B	Final	Periodic	Col. E	Mortgage	Amount of	Delinquent	Col. I	California
Col. A	Interest	Maturity	Payment	Prior	Original	Mortgage	Principal	Type of	Geographic
Descrip.	Rate	Date	Terms	Liens	Amount	Investments	or Interest	Lien	Location

The following loans individually exceed 3% of aggregate carrying amount of mortgage investments

Res.	9.25%	11/01/13	$4,113	$—	$500,000	$488,825	$—	1st	San Diego
Res.	9.25%	12/01/15	6,428	—	781,340	764,757	—	1st	Los Angeles
Res.	8.90%	06/01/15	2,193	—	275,000	271,694	—	1st	San Mateo
Res.	11.00%	06/01/17	2,524	406,375	265,000	263,043	—	2nd	San Francisco
Apts.	10.50%	10/01/15	2,549	1,080,379	270,000	267,933	—	2nd	Los Angeles
Res.	8.50%	03/01/16	2,384	—	310,000	308,355	—	1st	Contra Costa
Res.	8.75%	04/01/12	3,646	—	500,000	500,000	—	1st	Marin
Res.	9.00%	07/01/16	2,510	—	312,000	311,208	—	1st	Alameda
Res.	9.90%	02/01/13	2,475	—	300,000	300,000	—	1st	San Francisco
Res.	8.75%	07/01/12	7,292	—	1,000,000	1,000,000	—	1st	San Francisco
Comm.	10.00%	11/01/12	3,333	694,309	400,000	400,000	—	2nd	Santa Clara
Res.	8.75%	11/01/12	4,740	—	650,000	650,000	—	1st	Santa Clara
Res.	10.00%	05/01/18	2,940	1,185,323	335,000	327,374	—	2nd	San Francisco
Res.	9.25%	09/01/13	5,923	—	720,000	600,399	—	1st	San Francisco

The remaining loans have been aggregated by their property type

Res.	9.06%		15,007	1,202,925	1,842,250	1,799,740	—
Total			$68,057	$4,569,311	$8,460,590	$8,253,328	$—

Note:  Most loans have balloon payments due at maturity. As required by rule 12-29, column H represents amounts 90 days or more delinquent in principal or interest payments.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Schedule IV – Mortgage Loans on Real Estate
Rule 12-29 Loans on Real Estate
December 31, 2011 and 2010

Reconciliation of carrying amount (cost) of loans at close of periods

	2011	2010
Balance, January 1	$3,155,628	$1,253,742

Additions during period
New loans	8,360,839	2,709,830
Other	—	—
Total additions	8,360,839	2,709,830

Deductions during period
Collections of principal	3,263,139	807,944
Foreclosures	—	—
Cost of loans sold	—	—
Amortization of premium	—	—
Other	—	—
Total deductions	3,263,139	807,944

Balance, December 31	$8,253,328	$3,155,628

The numbers in the table above exclude the renewals of $204,880 in 2011 and $0 in 2010.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the company’s independent registered public accounting firm during the years ended December 31, 2011 and 2010.

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

The managers and their respective managements conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the managers concluded the manager’s internal control over financial reporting was effective as of December 31, 2011.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in the manager’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the manager’s  internal control over financial reporting.

Item 9B – Other Information

None

Part III

Item 10 – Directors, Executive Officers and Corporate Governance

The company has no officers or directors. The managing members (“Managers”) of the company are RMC and its wholly-owned subsidiary, Gymno LLC, originally incorporated as Gymno Corporation. The Managers are solely responsible for managing the company business, subject to the rights of the members to vote on specified matters. Any one of the Managers acting alone has the power and authority to act for and bind the company. A majority of the outstanding member interests may, without the consent of the Managers, vote to: (i) terminate the company, (ii) amend the operating agreement, (iii) approve or disapprove the sale of all or substantially all of the assets of the company and (iv) remove or replace one or all of the Managers. The approval of the majority of members is required to elect a new Manager to continue the company business where there is no remaining Manager after a Manager ceases to be a Manager other than by removal.

The Managers

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

Gymno LLC.  Gymno LLC is a California limited liability company formed in 1986 as Gymno Corporation, for the purpose of acting as a Manager of this company and general partner of other limited partnerships formed by the individual managers. As of September 30, 2011 Gymno LLC became a wholly owned subsidiary of Redwood Mortgage Corp.

Affiliates of Our Managers

Michael R. Burwell.  Michael R. Burwell, age 55, past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986); President, Director, Chief Financial Officer, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-2009); and President, Director, Chief Financial Officer and Secretary of Gymno Corporation (1986-2011); Managing Member of Gymno LLC (since 2011).

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

    Lorene A Randich.  Lorene A. Randich, aged 54, Director and Vice President of Redwood Mortgage Corp. and holding corporate broker’s license for Redwood Mortgage Corp. (2011-present), Vice President of Loan Production and Underwriting (2001-present), licensed real estate broker since 1996, employed with Redwood Mortgage Corp. since 1991, Credit Authorization Supervisor and Management Training Program, Sears Roebuck Credit Central, (1978-1983), BA from UC Berkeley (1980), member of the National Association of Realtors, California Mortgage Bankers Association, the California Association of Mortgage Professionals (Board member – San Francisco/Peninsula Chapter) and the California Mortgage Association (Member, Education Committee).

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

I.  THE FOLLOWING COMPENSATION HAS BEEN PAID TO THE MANAGERS AND/OR THEIR AFFILIATES FOR SERVICES RENDERED DURING THE YEAR ENDED DECEMBER 31, 2011. ALL SUCH COMPENSATION IS IN COMPLIANCE WITH THE GUIDELINES AND LIMITATIONS SET FORTH IN THE OPERATING AGREEMENT.

Entity Receiving Compensation	Description of Compensation and Services Rendered	Amount
Redwood Mortgage Corp.	Mortgage Servicing Fee for servicing loans	$16,756
(Manager)

Managers &/or Affiliates	Asset Management Fee for managing assets	$0

Managers	1% interest in profits (loss)	$5,180
	Less allocation of syndication costs	$0
		$5,180

Managers &/or Affiliates	Portion of early withdrawal penalties applied to
	reduce Formation Loan	$724

II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED WITH THE COMPANY BY COMPANIES RELATED TO THE MANAGERS DURING THE YEAR ENDED DECEMBER 31, 2011 (EXPENSES OF BORROWERS NOT OF THE COMPANY)

Redwood Mortgage Corp.	Mortgage Brokerage Commissions for services in
	connection with the review, selection, evaluation,
	negotiation, and extension of the loans paid by the
	borrowers and not by the company	$134,678

Redwood Mortgage Corp.	Processing and Escrow Fees for services in
	connection with notary, document preparation, credit
	investigation, and escrow fees payable by the borrowers
	and not by the company	$9,982

Gymno LLC	Reconveyance Fee	$450

III. IN ADDITION, THE MANAGERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE COMPANY FOR WHICH IT IS REIMBURSED AS NOTED IN THE STATEMENTS OF OPERATION DURING THE YEAR ENDED DECEMBER 31, 2011 . . . . . . . . . . . . . . .  $41,241

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

Item 14 – Principal Accountant Fees and Services

Fees for services performed for the company by the principal accountant for 2011 and 2010 are as follows:

Audit Fees The aggregate fees billed during the years ended December 31, 2011 and 2010 for professional services rendered for the audit of the company’s annual financial statements included in the company’s Annual Report on Form 10-K, review of financial statements included in the company’s Quarterly Reports on Form 10-Q and for services provided in connection with regulatory filings were $77,698 and $68,582, respectively.

Audit Related Fees There were no fees billed during the years ended December 31, 2011 and 2010 for audit-related services.

Tax fees The aggregate fees billed for tax services for the years ended December 31, 2011 and 2010 were $18,855 and $7,547, respectively.  These fees relate to professional services rendered primarily for tax compliance.

All Other Fees There were no other fees billed during the years ended December 31, 2011 and 2010.

All audit and non-audit services are approved by the managers prior to the accountant being engaged by the company.

Part IV

Item 15 – Exhibits and Financial Statement Schedules

A.           Documents filed as part of this report are incorporated:

1.	In Part II, Item 8 under A –Financial Statements.

2. The Financial Statement Schedules are listed in Part II - Item 8 under B –Financial Statement Schedules.

3.	Exhibits.

Exhibit No.	Description of Exhibits

3.1		Limited Liability Company Operating Agreement
3.2		Certificate of Formation
3.3		Amended and Restated Limited Liability Company Operating Agreement
3.4		Second Amended and Restated Limited Liability Company Operating Agreement
10.1		Distribution Reinvestment Plan
10.2		Loan Servicing Agreement
10.3	(a)	Form of Note secured by Deed of Trust for Construction Loans, which provides for interest only payments
	(b)	Form of Note secured by Deed of Trust for Commercial Loans which provides for interest only payments
	(c)	Form of Note secured by Deed of Trust for Commercial Loans which provides for principal and interest payments
	(d)	Form of Note secured by Deed of Trust for Residential Loans, which provides for interest only payments.
	(e)	Form of Note secured by Deed of Trust for Residential Loans which provides for interest and principal prepayments
10.4	(a)	Construction Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing to accompany Exhibit 10.3(a)
	(b)	Deed of Trust, Assignment of Leases and Rents, and Security Agreement and Fixture Filing to accompany Exhibits 10.3(b) and 10.3(c)
	(c)	Deed of Trust, Assignment of Leases and Rents, and Security Agreement and Fixture Filing to accompany Exhibit 10.3(d) and 10.3(e)
10.5		Agreement to Seek a Lender
10.6		Formation Loan Promissory Note
31.1		Certification of Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1		Selected Portions of the Registrant’s Prospectus, dated June 8, 2009
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

All of the above exhibits, other than exhibit 31.1, 31.2, 31.3, 32.1, 32.2, 32.3, 99.1 and 101 (XBRL data) were previously filed as the exhibits to Registrant’s Registration Statement on Form S-11 (Registration No. 333-106900 and incorporated by reference herein).

* XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement of Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 28th day of March, 2012.

REDWOOD MORTGAGE INVESTORS IX, LLC

By:	Redwood Mortgage Corp., Manager

	By:	/S/ Michael R. Burwell
Michael R. Burwell, President,
Secretary/Treasurer

By:	Gymno LLC, Manager

	By:	/S/ Michael R. Burwell
Michael R. Burwell, Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 28th day of March, 2012.

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	President, Secretary/Treasurer of Redwood Mortgage Corp. (Principal Financial and Accounting Officer); Director of Redwood Mortgage Corp.	March 28, 2012

/S/ Michael R. Burwell
Michael R. Burwell	Managing Member of Gymno LLC	March 28, 2012