Form 10-K/A
period 2011-12-31
Redwood Mortgage Investors IX
filed 2012-04-27
CIK 1448038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A

Amendment No. 1

(Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 333-155428

REDWOOD MORTGAGE INVESTORS IX, LLC
(Exact name of registrant as specified in its charter)

Delaware	26-3541068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

900 Veterans Blvd., Suite 500, Redwood City, CA	94063-1743
(Address of principal executive offices)	(Zip Code)

(650) 365-5341
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	None

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

EXPLANATORY NOTE

Redwood Mortgage Investors IX, LLC (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment No. 1”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission March 28, 2012 (the “Annual Report”), to make a correction to the cover page and to amend Part IV, Item 15, to reflect that Exhibits 3.5 and 99.1 are being filed herewith, and to include Exhibits 3.5 and 99.1 as exhibits to the Annual Report, and to make certain revisions to the footnotes to the Exhibit Index.

No other revisions or amendments have been made to the Annual Report. This Amendment No. 1 to the Annual Report does not otherwise update information in the Annual Report to reflect facts or events occurring subsequent to the date of the original filing of the Annual Report. Certain currently-dated certifications from the Company’s principal executive officer and principal financial officer have been included as exhibits to this Amendment No. 1.

 Part IV

Item 15 – Exhibits and Financial Statement Schedules

(a)        The following documents are filed as part of this report:

3.	Exhibits. See Exhibit Index for a list of the exhibits being filed or furnished with or incorporated by reference into this report.

Exhibit No.	Description of Exhibits

3.1	*	Limited Liability Company Operating Agreement
3.2	*	Certificate of Formation
3.3	*	Amended and Restated Limited Liability Company Operating Agreement
3.4	*	Second Amended and Restated Limited Liability Company Operating Agreement
3.5		Third Amended and Restated Limited Liability Company Operating Agreement
10.1	*	Distribution Reinvestment Plan
10.2	*	Loan Servicing Agreement
10.3	(a) *	Form of Note secured by Deed of Trust for Construction Loans, which provides for interest only payments
	(b) *	Form of Note secured by Deed of Trust for Commercial Loans which provides for interest only payments
	(c) *	Form of Note secured by Deed of Trust for Commercial Loans which provides for principal and interest payments
	(d) *	Form of Note secured by Deed of Trust for Residential Loans, which provides for interest only payments.
	(e) *	Form of Note secured by Deed of Trust for Residential Loans which provides for interest and principal prepayments
10.4	(a) *	Construction Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing to accompany Exhibit 10.3(a)
	(b) *	Deed of Trust, Assignment of Leases and Rents, and Security Agreement and Fixture Filing to accompany Exhibits 10.3(b) and 10.3(c)
	(c) *	Deed of Trust, Assignment of Leases and Rents, and Security Agreement and Fixture Filing to accompany Exhibit 10.3(d) and 10.3(e)
10.5	*	Agreement to Seek a Lender
10.6	*	Formation Loan Promissory Note
31.1		Certification of Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1
Selected Portions of the Registrant’s Prospectus, dated June 8, 2009, and the supplement to the prospectus, included as part of the Post Effective Amendment No. 5 to the Registration Statement on Form S-11 (SEC File No. 333-155428) filed with the SEC on January 30, 2012

101.INS	*†	XBRL Instance Document
101.SCH	*†	XBRL Taxonomy Extension Schema Document
101.CAL	*†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*†	XBRL Taxonomy Extension Presentation Linkbase Document

* These exhibits were previously filed as exhibits to Registrant’s Registration Statement on Form S-11 (Registration No. 333-155428) or as exhibits to Post-Effective Amendments to such Registration Statement, and are incorporated by reference herein).

† XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 27th day of April, 2012.

REDWOOD MORTGAGE INVESTORS IX, LLC

By:	Redwood Mortgage Corp., Manager

	By:	/S/ Michael R. Burwell
Michael R. Burwell, President,
Secretary/Treasurer

By:	Gymno LLC, Manager

	By:	/S/ Michael R. Burwell
Michael R. Burwell, Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 27th day of April, 2012.

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	President, Secretary/Treasurer of Redwood Mortgage Corp. (Principal Financial and Accounting Officer); Director of Redwood Mortgage Corp.	April 27, 2012

/S/ Michael R. Burwell
Michael R. Burwell	Manager of Gymno LLC	April 27, 2012