Form 10-Q
period 2012-03-31
Redwood Mortgage Investors IX
filed 2012-05-08
CIK 1448038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
[   ] YES    [X] NO

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Balance Sheets
MARCH 31, 2012 (unaudited) AND DECEMBER 31, 2011 (audited)

ASSETS

	March 31,	December 31,
	2012	2011
Cash and cash equivalents	$3,485,318	$2,099,328

Loans, secured by deeds of trust
Principal	7,859,510	8,253,328
Advances	298	70
Accrued interest	45,810	54,219
Total loans	7,905,618	8,307,617

Loan administration fees, net	37,668	40,044

Total assets	$11,428,604	$10,446,989

LIABILITIES AND MEMBERS’CAPITAL

Liabilities – accounts payable	$279	$212

Investors in applicant status	663,350	320,545

Members’ capital
Members’ capital, subject to redemption, net	10,751,529	10,114,766
Managing members’ capital, net	13,446	11,466
Total members' capital, net	10,764,975	10,126,232
Total liabilities and members' capital, net	$11,428,604	$10,446,989

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Operations
For the Three Months Ended March 31, 2012 and 2011
(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues
Interest income
Interest on loans	$183,900	$101,646
Imputed interest on formation loan	2,965	2,103
Other interest	—	407
Total interest income	186,865	104,156

Interest expense, amortization of discount on formation loan	2,965	2,103
Net interest income	183,900	102,053

Late fees	1,305	511
Other	100	—
Total revenues, net	185,305	102,564

Provision for loan losses	—	—

Operating expenses
Mortgage servicing fees	5,137	2,240
Asset management fees	—	—
Costs through RMC	17,904	2,423
Professional services	1,841	—
Other	488	1,018
Total operating expenses	25,370	5,681
Net income	$159,935	$96,883

Net income
Managers (1%)	$1,599	$969
Members (99%)	158,336	95,914
	$159,935	$96,883
Net income per $1,000 invested by members
for entire period	$13	$13

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Changes in Members’ Capital
For the Three Months Ended March 31, 2012
(unaudited)

		Members’ Capital, net
	Investors
	In		Unallocated	Formation
	Applicant		Syndication	Loan,	Members’
	Status	Capital	Costs	Gross	Capital, net

Balance, December 31, 2011	$320,545	$11,354,642	$(498,661)	$(741,215)	$10,114,766
Contributions on application	1,028,850	—	—	—	—
Contributions admitted to members' capital	(679,045)	679,045	—	—	679,045
Premiums admitted to members' capital	(7,000)	7,000	—	—	7,000
Net income	—	158,336	—	—	158,336
Earnings distributed to members	—	(191,236)	—	—	(191,236)
Earnings distributed used in DRIP	—	78,048	—	—	78,048
Formation loan advances	—	—	—	(64,179)	(64,179)
Syndication costs incurred	—	—	(30,251)	—	(30,251)

Balance, March 31, 2012	$663,350	$12,085,835	$(528,912)	$(805,394)	$10,751,529

	Managers
		Unallocated		Total
		Syndication		Members’
	Capital	Costs	Capital, net	Capital
Balance, December 31, 2011	$16,503	$(5,037)	$11,466	$10,126,232
Contributions on application	—	—	—	—
Contributions admitted to members' capital	687	—	687	679,732
Premiums admitted to members' capital	—	—	—	7,000
Net income	1,599	—	1,599	159,935
Earnings distributed to members	—	—	—	(191,236)
Earnings distributed used in DRIP	—	—	—	78,048
Formation loan advances	—	—	—	(64,179)
Syndication costs incurred	—	(306)	(306)	(30,557)

Balance, March 31, 2012	$18,789	$(5,343)	$13,446	$10,764,975

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Cash Flows
For the Three Months Ended March 31, 2012 and 2011
(unaudited)

	2012	2011
Cash flows from operating activities
Net income	$159,935	$96,883
Adjustments to reconcile net income to
net cash provided by (used in) operating activities
Amortization of loan administration fees	11,476	4,694
Imputed interest on formation loan	(2,965)	(2,103)
Interest expense, amortization of discount on formation loan	2,965	2,103
Change in operating assets and liabilities
Advances on loans	(228)	—
Accrued interest	8,409	(6,580)
Receivable from affiliate	—	(4,908)
Loan administration fees	(9,100)	(23,599)
Accounts payable	67	133
Payable to affiliate	—	(1,882)
Net cash provided by (used in) operating activities	170,559	64,741

Cash flows from investing activities
New loans funded	(910,000)	(4,329,431)
Principal collected on loans	1,303,818	10,331
Net cash provided by (used in) investing activities	393,818	(4,319,100)

Cash flows from financing activities
Contributions by members	1,029,537	1,899,694
Members’ withdrawals, net of DRIP	(113,188)	(80,559)
Syndication costs incurred	(30,557)	(88,579)
Formation loan, advances	(64,179)	(122,280)
Formation loan, payments received	—	12,192
Net cash provided by (used in) financing activities	821,613	1,620,468

Net increase (decrease) in cash and cash equivalents	1,385,990	(2,633,891)

Cash and cash equivalents, beginning of period	2,099,328	3,256,284

Cash and cash equivalents, end of period	$3,485,318	$622,393

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
March 31, 2012 (unaudited)

NOTE 1 – GENERAL

In the opinion of management of the company, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission (SEC). The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the operating results to be expected for the full year.

Redwood Mortgage Investors IX, LLC (the “company”), is a Delaware limited liability company formed in October 2008, to make loans secured primarily by first and second deeds of trust on California real estate. Redwood Mortgage Corp. (“RMC”) and its wholly-owned subsidiary Gymno LLC (“Gymno”) are the managers of the company. The address of the company and the managers is 900 Veterans Blvd., Suite 500, Redwood City, California 94063.

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

Unit redemption program

In order to provide our members with a certain degree of liquidity, we have adopted a unit redemption program. Generally, one year after purchasing their units, a member may redeem all or part of their units, subject to certain significant restrictions and limitations. While the managers have set an estimated value for the units, such determination may not be representative of the ultimate price realized by a member for such units upon sale. No public trading market exists for the units and none is likely to develop. Thus, there is no certainty the units can be sold at a price equal to the stated value of the capital account.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
March 31, 2012 (unaudited)

NOTE 1 – GENERAL (continued)

Initial offering date / offering proceeds

In November 2008, the company filed a Registration Statement on Form S-11 with the SEC to offer up to 150,000,000 units of its membership interests to the public in its primary offering and 37,500,000 units to its members pursuant to its distribution reinvestment plan. In June 2009, the SEC declared the company’s Registration Statement effective and the company commenced its initial public offering. Offering proceeds are released to the company and applied to investments in mortgage loans and the payment or reimbursement of organization and offering expenses. The amount of loans the company funds or acquires will depend upon the number of units sold in the public offering and the resulting amount of the net proceeds available for investment in loans.

The following summarizes the status of the offering proceeds, at $1 per unit, as of March 31, 2012:

•	Proceeds from investors in applicant status at March 31, 2012 (later accepted by the managers): $11,872,344.
•	Proceeds from total units sold in the primary offering from October 5, 2009, through March 31, 2012: $12,332,281
•	Proceeds under our distribution reinvestment plan from electing members: $332,642
•	Proceeds from premiums paid by RMC: $127,295 (1)

(1)
If a member acquired their units through an unsolicited sale, their capital account will be credited with their capital contribution plus the amount of the sales commissions, if any, paid by Redwood Mortgage Corp. that are specially allocated to the member.

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
March 31, 2012 (unaudited)

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
March 31, 2012 (unaudited)

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

Net income recorded for members under GAAP from inception through March 31, 2012 was $846,800 and cash distributed to members was $1,009,916. As cash is invested into higher yielding mortgage loans, this difference should diminish.

Cash and cash equivalents

The company considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. Periodically, company cash balances in banks exceed federally insured limits.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
March 31, 2012 (unaudited)

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
March 31, 2012 (unaudited)

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

Recently issued accounting pronouncements

The FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRs.” The ASU is effective for interim and annual periods beginning after December 15, 2011 with prospective application. The company adopted ASU 2011-04 effective January 1, 2012.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
March 31, 2012 (unaudited)

NOTE 3 – MANAGERS AND RELATED PARTIES

The managers are entitled to one percent of the profits and losses, which amounted to $1,599 and $969 for the three months ended March 31, 2012 and 2011, respectively.

Formation loan

Formation loan transactions are presented in the following table for the three months ended March 31, 2012 and from inception to March 31, 2012.

	Three
	Months	Since
	Ended	Inception
Balance, beginning of period	$741,215	$—
Formation loan made	64,179	869,658
Unamortized discount on formation loan	(7,161)	(115,146)
Formation loan made, net	798,233	754,512
Repayments	—	(62,035)
Early withdrawal penalties applied	—	(2,229)
Formation loan, net	798,233	690,248
Unamortized discount on formation loan	7,161	115,146
Balance, March 31, 2012	$805,394	$805,394

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

An estimated amount of imputed interest is recorded for the current offerings. During the three month periods ended March 31, 2012 and 2011, approximately $2,965 and $2,103, respectively, was recorded related to imputed interest.

The future minimum payments on the formation loan are presented in the following table ($ in thousands).

2012	$74,122
2013	74,122
2014	74,122
2015	74,122
2016	74,122
Thereafter	434,784
Total	$805,394

RMC is required to repay the formation loan. During the offering period, RMC will repay annually, one tenth of the principal balance of the formation loan as of December 31 of the prior year. Upon completion of the offering, the formation loan will be amortized over 10 years and repaid in 10 equal annual installments.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
March 31, 2012 (unaudited)

NOTE 3 – MANAGERS AND RELATED PARTIES (continued)

The following commissions and fees are paid by borrowers to the managers:

Brokerage commissions, loan originations

Loan brokerage commissions paid by the borrowers were $18,050 and $48,500 for the three months ended March 31, 2012 and 2011, respectively.

Other fees

These fees totaled $1,512 and $4,055 for the three month period ended March 31, 2012 and 2011, respectively.

The following fees are paid by the company to the managers.

Loan administrative fees

RMC will receive a loan administrative fee in an amount up to one percent of the principal amount of each new loan originated or acquired on the company's behalf by RMC for services rendered in connection with the selection and underwriting of potential loans. Such fees are payable by the company upon the closing of each loan. Loan administration fees incurred and paid by the company to RMC were approximately $9,100 and $23,600 for the three month periods ended March 31, 2012 and 2011, respectively.

Mortgage servicing fees

RMC earns mortgage servicing fees of up to one-quarter of one percent (0.25%) annually of the unpaid principal of the loan portfolio or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located from the company. RMC is entitled to receive these fees regardless of whether specific mortgage payments are collected. The mortgage servicing fees are accrued monthly on all loans. Remittance to RMC is made monthly unless the loan has been assigned a specific loss reserve, at which point remittance is deferred until the specific loss reserve is no longer required, or the property has been acquired by the company. RMC, in its sole discretion, may elect to accept less than the maximum amount of the mortgage servicing fee to enhance the earnings of the company. An increase or decrease in this fee within the limits set by the operating agreement directly impacts the yield to the members. Mortgage servicing fees incurred and paid were $5,137 and $2,240 for the three month periods ended March 31, 2012 and 2011, respectively.

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
March 31, 2012 (unaudited)

NOTE 3 – MANAGERS AND RELATED PARTIES (continued)

Asset management fees (continued)

Asset management fee activities are summarized in the following table.

	Three months ended March 31,
	2012	2011
Chargeable by managers	$22,026	$12,570
Waived by managers	(22,026)	(12,570)
Charged	$—	$—

Costs through RMC

RMC, a manager, is reimbursed by the company for operating expenses incurred on behalf of the company, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to members, and out-of-pocket general and administration expenses. The decision to request reimbursement of any qualifying charges is made by RMC in its sole discretion. Operating expenses were $17,904 and $2,423, for the three month periods ended March 31, 2012 and 2011, respectively.

Syndication costs

For the current offering, organizational and syndication costs were limited to 4.5% of the gross proceeds, with any excess being paid by the managers. Applicable gross proceeds were $11,872,344. Related expenditures, net of early withdrawal penalties applied, totaled $534,255 or 4.5% of contributions.

Syndication costs incurred since inception by the company are summarized in the following table through March 31, 2012.

Costs reimbursed to RMC	$535,364
Early withdrawal penalties applied	(1,109)
Allocated to date	—
Balance, March 31, 2012	$534,255

As of March 31, 2012, approximately $1,184,000 was to be reimbursed to RMC contingent upon future sales of member units.

NOTE 4 – LOANS

The company generally funds loans with a fixed interest rate and a five-year term. As of March 31, 2012, 83% of the company’s loans (representing 88% of the aggregate principal of the company’s loan portfolio) had a five year term or less at loan inception. The additional loans have terms longer than five years. As of March 31, 2012, six loans outstanding (representing 45% of the aggregate principal balance of the company’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The additional loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
March 31, 2012 (unaudited)

NOTE 4 – LOANS (continued)

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the three months ended March 31.

	2012	2011
Principal, beginning of year	$8,253,328	$3,155,628
New loans funded	910,000	4,329,431
Borrower repayments	(1,303,818)	(10,331)
Principal, March 31	$7,859,510	$7,474,728

Loan characteristics

Secured loans had the characteristics summarized in the following table.

	March 31,	December 31,
	2012	2011
Number of secured loans	24	25
Secured loans – principal	$7,859,510	$8,253,328
Secured loans – interest rates range (fixed)	7.75-11.00%	7.75-11.00%

Average secured loan – principal	$327,480	$330,133
Average principal as percent of total principal	4.17%	4.00%
Average principal as percent of members’ capital	3.04%	3.26%
Average principal as percent of total assets	2.87%	3.16%

Largest secured loan – principal	$1,000,000	$1,000,000
Largest principal as percent of total principal	12.72%	12.12%
Largest principal as percent of members’ capital	9.29%	9.87%
Largest principal as percent of total assets	8.75%	9.57%

Smallest secured loan – principal	$96,960	$97,255
Smallest principal as percent of total principal	1.23%	1.18%
Smallest principal as percent of members’ capital	0.90%	0.96%
Smallest principal as percent of total assets	0.85%	0.93%

Number of counties where security is located (all California)	10	10
Largest percentage of principal in one county	28.53%	30.18%

Number of secured loans in foreclosure	—	—
Secured loans in foreclosure – principal	—	—

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of March 31, 2012, the company’s largest loan with principal of $1,000,000 represents 12.72% of outstanding secured loans and 8.75% of company assets. The loan is secured by a residential property located in San Francisco County, California, bears an interest rate of 8.75% and matures on July 1, 2012.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
March 31, 2012 (unaudited)

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

Distribution of loans within California

Secured loans are distributed within California as summarized in the following table.

	March 31, 2012			December 31, 2011
	Loans	Principal	Percent	Loans	Principal	Percent
San Francisco	5	$2,242,535	29%	5	$2,490,816	30%
San Francisco Bay Area (1)	11	3,750,593	48	12	3,197,910	39
Northern California (1)	1	184,607	2	1	184,851	2
Southern California	7	1,681,775	21	7	2,379,751	29
Total secured loans	24	$7,859,510	100%	25	$8,253,328	100%

(1)	Excluding line(s) above.

Commitments/loan disbursements/construction and rehabilitation loans

The company may make construction and rehabilitation loans which are not fully disbursed at loan inception. The company will have approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents and would be funded from available cash balances and future cash receipts. The company does not maintain a separate cash reserve to hold the undisbursed obligations. As of March 31, 2012, there were no such loans.

Construction loans are determined by the managers to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties. For each such construction loan, the company has approved a maximum balance for such loan; however, disbursements are made in phases throughout the construction process. As of March 31, 2012, the company had no commitments for construction loans. Upon project completion construction loans are reclassified as permanent loans. Funding of construction loans is limited to 10% of the loan portfolio.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
March 31, 2012 (unaudited)

NOTE 4 – LOANS (continued)

Lien positions

Secured loans by lien position in the collateral are summarized in the following table.

	March 31, 2012			December 31, 2011
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	16	$5,905,730	75%	17	$6,383,100	77%
Second trust deeds	8	1,953,780	25	8	1,870,228	23
Total secured loans	24	7,859,510	100%	25	8,253,328	100%
Liens due other lenders at loan closing		5,219,542			4,569,311

Total debt		$13,079,052			$12,822,639

Appraised property value at loan closing		$26,811,615			$26,836,465

Percent of total debt to appraised
values (LTV) at loan closing (2)		48.78%			47.78%

(2)
Based on appraised values and liens due other lenders at loan closing. The loan to value computation does not take into account subsequent increases or decreases in security property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any.

Property type

Secured loans by property type of the collateral are summarized in the following table.

	March 31, 2012			December 31, 2011
	Loans	Principal	Percent	Loans	Principal	Percent
Single family (3)	22	$7,191,860	92%	23	$7,585,395	92%
Multi-family	1	267,650	3	1	267,933	3
Commercial	1	400,000	5	1	400,000	5
Total secured loans	24	$7,859,510	100%	25	$8,253,328	100%

(3)	Single family includes owner-occupied and non-owner occupied homes which may be detached or condominiums.

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table.

Scheduled maturities, as of March 31, 2012	Loans	Principal	Percent
2012	4	$2,550,000	32%
2013	5	1,927,858	25
2014	2	268,559	3
2015	4	992,957	13
2016	6	1,310,912	17
Thereafter	3	809,224	10
Total secured loans	24	$7,859,510	100%

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
March 31, 2012 (unaudited)

NOTE 4 – LOANS (continued)

Scheduled maturities (continued)

Loans may be repaid or refinanced before, at or after the contractual maturity date. On matured loans the company may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

The company reports maturity data based upon the most recent contractual agreement with the borrower.

Delinquency

Secured loans summarized by payment delinquency are presented in the following table.

	March 31,	December 31,
Past due	2012	2011
30-89 days	$202,393	$670,600
90-179 days	—	—
180 or more days	—	—
Total past due	202,393	670,600
Current	7,657,117	7,582,728
Total secured loans	$7,859,510	$8,253,328

The company reports delinquency based upon the most recent contractual agreement with the borrower.

Impaired loans

No secured loans were designated as impaired at March 31, 2012 or December 31, 2011.

Modifications and troubled debt restructurings

No secured loans had been modified at March 31, 2012 or December 31, 2011.

Allowance for loan losses

At March 31, 2012 and December 31, 2011, the company had not recorded an allowance for loan losses as no loans were designated as impaired and all loans had protective equity such that collection was highly likely for amounts owing.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
March 31, 2012 (unaudited)

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

(b)
Secured loans. The approximate fair value of the non-impaired loans of $8,030,000 and $8,454,000 at March 31, 2012 and December 31, 2011, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.

NOTE 6 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS AND SYNDICATION COSTS

Legal proceedings

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of deeds of trust, collect the debt owed under promissory notes, or to protect, or recoup its investment from real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance. As of March 31, 2012, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

NOTE 7 – SUBSEQUENT EVENTS

None

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this Report, as well as the audited financial statements and the notes thereto, and “Management Discussion and Analysis of Financial Condition and Results of Operations” included in the company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Forward-Looking Statements

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the company and its assets, that the difference between net income recorded and cash distributed to members will be recouped in the future, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future member withdrawals, future funding of loans by the company, 2012 annualized yield estimates and beliefs relating to the impact on the company from current economic conditions and trends in the financial and credit markets. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the Company has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

Current Economic Conditions

The following statistical release by the Bureau of Economic Analysis regarding Gross Domestic Product for the first quarter of 2012 and the statements by two of our country’s economic leaders, give a quick summary of the economic conditions facing the company. Real estate finance continues to be challenging; general economic conditions are better (but not yet a recovery by historic standards), and the lending markets remain constricted. These conditions persist with the Federal Reserve Bank remaining accommodative, with interest rates at historic lows and United States’ federal deficits at historic highs.

-
On April 27th The Bureau of Economic Analysis released the Gross Domestic Product, first quarter 2012 (advance estimate). The release stated that “Real gross domestic product -- the output of goods and services produced by labor and property located in the United States -- increased at an annual rate of 2.2 percent in the first quarter of 2012 (that is, from the fourth quarter of 2011 to the first quarter of 2012), according to the “advance” estimate released by the Bureau of Economic Analysis. In the fourth quarter of 2011, real GDP increased 3.0 percent. The increase in real GDP in the first quarter of 2012 primarily reflected positive contributions from personal consumption expenditures (PCE), exports, private inventory investment, and residential fixed investment that were partly offset by negative contributions from federal government spending, nonresidential fixed investment, and state and local government spending. Imports, which are a subtraction in the calculation of GDP, increased. The deceleration in real GDP in the first quarter of 2012 primarily reflected a deceleration in private inventory investment and a downturn in nonresidential fixed investment that were partly offset by accelerations in PCE and in exports.”

-
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

-
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

-
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

The company began its operations at the onset of the “Great Recession.” Many of its lending decisions and operational methods have been made against this backdrop.

The GDP reports of growth, although slow, give hope the economy is stabilizing/improving. Growth prospects are offset in some sectors, industries and geographies by the continuing affects of the Great Recession. There are significant uncertainties with sovereign debt both at home and in Europe and the stock market exhibits high volatility.

The current economic environment may remain as is for a prolonged period. As such, these dynamics could be a benefit to the company as there will be limited competition, resulting in desirable pricing for well qualified loan applicants. With proper underwriting techniques we can continue building the loan portfolio with substantial protective equity at better yields than otherwise available to lenders/investors.

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

Results of Operations

Changes to the company’s operating results are presented in the following table for the three months ended March 31, 2012 as compared to the results for the three months ended March 31, 2011.

	Changes during the three months ended March 31, 2012 versus 2011
	Dollars	Percent
Revenue
Interest income
Interest on loans	$82,254	81%
Imputed interest on formation loan	862	41
Other interest, net	(407)	(100)
Total interest income	82,709	79

Interest expense, amortization of discount on imputed interest	862	41
Net interest income	81,847	80

Late fees	794	155
Other	100	—
Total revenues, net	82,741	81

Provision for loan losses	—	—

Operating expenses
Mortgage servicing fees	2,897	129
Asset management fees	—	—
Costs through RMC	15,481	639
Professional services	1,841	—
Other	(530)	(52)
Total operating expenses	19,689	347
Net income	$63,052	65%

Please refer to the above table and the statements of operations in the financial statements included in Part I, Item 1 of this report throughout the discussion of Results of Operations.

Impact of general economic and market conditions on the company’s financial condition, results of operations and cash flows

The company has grown at a moderate, steady pace. Total assets, the sum of all assets owned by the company, increased to approximately $11,429,000 at March 31, 2012, from $1,708,000 at December 31, 2009 (an increase of $9,721,000 or 569 percent). Total loans increased over the same time period to approximately $7,906,000 from $1,259,000 (an increase of 528 percent). The portfolio was originated over the last two-plus years during one of the most challenging periods of real estate lending. One loan is less than 90 days delinquent at March 31, 2012. The combined loan portfolio LTV (Loan to Value ratio) was 49 percent. This means that per the appraisals of the properties securing our loans, the borrowers have in the aggregate, more equity, 51 percent, than we the lenders have lent in the aggregate, against the properties, 49 percent. The result is the company has built and continues to build a solidly performing portfolio of loans with little if any delinquency at lower than typical debt to equity ratios to provide safety against loss. During our time of operations, none of our loans has been subject to a notice of default nor have we acquired any real estate as a result of borrower default.

As we have noted in our prior reports on Form 10-Q and Form 10-K, the real estate markets are being impacted by the combination of the general economic conditions and the constrained credit and financial markets. Real estate sales, investment, and construction continue to be at reduced levels, particularly as to single-family homes. Loans from traditional sources, such as banks, are of limited availability, and when they are available the credit and regulatory environment imposes constraints such that few projects and/or borrowers meet the new, more stringent minimum requirements to qualify. Multi-family properties that are stabilized and profitable can qualify for Fannie and Freddie loans, but the loan underwriting is severely restricting. The secondary market for mortgages on commercial real estate continues at low volumes of activity and is not a source of liquidity to the industry. The result is property owners and buyers are experiencing ongoing difficulty in sourcing and refinancing their loans. Excellent lending opportunities continue to be available at low volumes. Activity from borrowers seeking loans has begun to increase. Little competition for these loans exist as most of the large lender participants are providing only real estate financing that meets government sponsored criteria, or have exited the business. Any loan requiring a commonsense lending approach or is outside institutional guidelines and/or federal regulations has few lenders vying for the opportunity. It should be noted the Mortgage Bankers Association projects originations of commercial and multi-family mortgages will be $230 billion in 2012, an increase of 17 percent from 2011, and continue to rise to $290 billion in 2015.

Members’ capital at March 31, 2012, was approximately $10,765,000, an increase of $9,641,000 since December 31, 2009.

Comparison of the three month period ended March 31, 2012 versus the same period ended March 31, 2011

Revenue – Interest on loans

The increase in interest on loans is due to the growth of the secured loan portfolio. The lower effective yield rate for the three month period of 2012, compared to the stated average yield rate, reflects an early payoff of a loan with principal of approximately $150,000 in mid-January 2012.

Average secured loan balances, interest on loans, and the corresponding interest rates are presented in the table below.

	Three months ended March 31,
	2012	2011
Average Secured Loan Balance(1)	$8,133,087	$3,973,352
Interest on loans	183,900	101,646
Stated Average Yield Rate	9.21%	9.29%
Effective Yield Rate	9.04%	10.23%

(1)	Portfolio Review - See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for a detailed presentation on the secured loan portfolio.

Operating expenses - Mortgage servicing fees

The increase in mortgage servicing fees for the three month period ended March 31, 2012 compared to the same period in 2011, reflects the increases in the secured loan portfolio noted above in Revenues – Interest on loans.

Operating expenses - Costs through RMC

The increase in costs through RMC for the three month period ended March 31, 2012 compared to the same period in 2011, reflects reimbursement of qualifying charges from RMC which in the previous year had been absorbed by RMC.

Operating expenses - Professional services

The increase in professional services for the three month period ended March 31, 2012 compared to the same period in 2010, is primarily due to the XBRL cost ($1,400) related to the additional information the SEC filings now require. This requirement began with the second quarter of 2011.

Liquidity and Capital Resources

The company relies upon sales of units, loan payoffs, borrowers' mortgage payments, and, to a lesser degree and, if obtained, a line of credit, or proceeds from real estate owned financing or sales, should the company acquire the collateral securing our loans, for the source of funds for loans. We expect cash will be generated from borrower payments of interest, principal and loan payoffs and the resulting cash flow will exceed company expenses, earnings and unit redemptions. Excess cash flow, if any, will be invested in new loan opportunities, when available, and will be used to reduce a credit line (should the company obtain a credit line) or in other company business. Over the last two to three years, interest rates generally, and mortgage interest rates specifically, have been at historically low levels. If interest rates were to increase substantially, the yield of the company’s loans may provide lower yields than other comparable debt-related investments. In such event, unit purchases by prospective members could decline, which would reduce our overall liquidity. Additionally, if, as expected, we make primarily fixed rate loans, if interest rates were to rise, the likely result would be a slower prepayment rate for the company. This could cause a lower degree of liquidity as well as a slowdown in the ability of the company to invest in loans at the then current interest rates. Conversely, in the event interest rates were to decline, we could see both or either of a surge of unit purchases by prospective members, and significant borrower prepayments, which, if we can only obtain the then existing lower rates of interest may cause a dilution of our yield on loans, thereby lowering our overall yield to members. We, to a lesser degree, expect to rely upon a line of credit to fund loans. To date we have not obtained a line of credit. Generally, our loans are anticipated to be fixed rate, whereas a credit line will likely be a variable rate loan. In the event of a significant increase in overall interest rates, a credit line rate of interest could increase to a rate above the average portfolio rate of interest. Should such an event occur, the managers would desire to pay off the line of credit. Retirement of a line of credit would reduce our overall liquidity.

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

During the three month period ended March 31, 2012 and 2011, the company, after allocation of syndication costs, made the following allocation of earnings both to the members who elected to participate in the distribution reinvestment plan, and those that chose to receive monthly distributions.

	Three months ended March 31,
	2012	2011
Reinvesting	$78,049	$32,403
Distributing	113,187	80,559
Total	$191,236	$112,962

Percent of members’ capital, electing distribution	59%	71%

Unit redemption program

Members have no right to withdraw from the company or to obtain the return of their capital account for at least one year from the date of purchase of units. In order to provide our members with a certain degree of liquidity, we have adopted a unit redemption program. Generally, one year after purchasing your units, a member may redeem all or part of their units, subject to certain significant restrictions and limitations. At that time, we may, subject to the significant restrictions and limitations described below, redeem the units presented for redemption to the extent that we have sufficient cash flow available to us to fund such redemption. The price paid for redeemed units will be based on the lesser of the purchase price paid by the redeeming member or the member's capital account balance as of the date of each redemption payment. For redemptions beginning after one year (but before two years), the redemptions will be calculated as 92% of purchase price or 92% of the capital account balance, whichever is less. Beginning after each of the subsequent years, the redemption percentages will increase to 94%, 96%, 98%, and 100%, respectively, of the purchase or capital account balance, whichever is less. The managers expect to see increasing numbers of redemptions once a member’s initial five-year holding period has passed due to the ability of members to redeem units without penalty. Notwithstanding the foregoing, with respect to any redemption, the number of units that may be redeemed per quarter per individual member will be subject to a maximum of the greater of 100,000 units or 25% of the member's units outstanding. For redemption requests requiring more than one quarter to fully redeem, the percentage discount amount that applies when the redemption payments begin will continue to apply throughout the entire redemption period and will apply to all units covered by such redemption request regardless of when the final redemption payment is made. Under our unit redemption program, in the event of an investor’s death, his or her heirs are provided with an option to redeem all or a portion of the investor’s units without penalty. There were no unit redemptions for the three months ended March 31, 2012 and 2011.

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

Contractual Obligations, Commitments, and Contingencies

There are no contractual obligations at March 31, 2012.

See Note 4 (Loans) and Note 6 (Commitments and Contingencies, Other than Loan Commitments and Syndication Costs) to the financial statements included in Part I, Item 1 of this report for a presentation of commitments and contingencies.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in the company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

ITEM 1A.  Risk Factors

There have been no material changes to the risk factors set forth in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

As of March 31, 2012, 12,332,281 units had been sold in the offering, for gross offering proceeds of $12,332,281, including 332,642 units issued under our distribution reinvestment plan and 127,295 units from premiums paid by RMC.

From the subscription proceeds of $12,535,694, we incurred approximately $870,000 in selling commissions and from the subscriptions admitted of $11,872,344 (excluding units issued under our distribution reinvestment plan) we incurred approximately $534,000 in organization and offering costs. We intend to use substantially all of the net offering proceeds from the ongoing initial public offering to make loans.

Recent Sales of Unregistered Securities

During the period covered by this quarterly report, the company did not sell any equity securities that were not registered under the Securities Act of 1933, and the company did not repurchase any of its securities.

ITEM 3.     Defaults Upon Senior Securities

Not Applicable.

ITEM 4.     (Removed and Reserved)

ITEM 5.     Other Information

None.

ITEM 6.              Exhibits

3.1 Fourth Amended and Restated Limited Liability Company Operating Agreement, dated April 27, 2012 (included as Exhibit A to prospectus supplement no. 7), incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on April 27, 2012, Commission File No. 333-155428
31.1 Certification of Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS* XBRL Instance Document
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

REDWOOD MORTGAGE INVESTORS IX, LLC

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	Manager of Gymno LLC	May 8, 2012

/S/ Michael R. Burwell
Michael R. Burwell	President Secretary/Treasurer of Redwood Mortgage Corp. (Principal Financial and Accounting Officer); Director of Redwood Mortgage Corp.	May 8, 2012