Form 10-Q/A
period 2012-03-31
Redwood Mortgage Investors IX
filed 2012-05-10
CIK 1448038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
[   ] YES    [X] NO

EXPLANATORY NOTE

Redwood Mortgage Investors IX, LLC (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the Securities and Exchange Commission May 8, 2012 (the “Quarterly Report”), solely to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K, which were inadvertently omitted in the Quarterly Report filing. No other changes have been made to the Quarterly Report. This Form 10-Q/A continues to speak as of the original filing date of the Quarterly Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Quarterly Report.

ITEM 6.              Exhibits

3.1*
Fourth Amended and Restated Limited Liability Company Operating Agreement, dated April 27, 2012 (included as Exhibit A to prospectus supplement no. 7), incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on April 27, 2012, Commission File No. 333-155428

31.1*	Certification of Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Previously filed or furnished with Redwood Mortgage Investors IX, LLC Form 10-Q filed on May 8, 2012.

**XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

REDWOOD MORTGAGE INVESTORS IX, LLC

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	Manager of Gymno LLC	May 10, 2012

/S/ Michael R. Burwell
Michael R. Burwell	President Secretary/Treasurer of Redwood Mortgage Corp. (Principal Financial and Accounting Officer); Director of Redwood Mortgage Corp.	May 10, 2012