Form 10-Q
period 2012-06-30
Redwood Mortgage Investors IX
filed 2012-08-14
CIK 1448038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
[   ] YES    [X] NO

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Balance Sheets
JUNE 30, 2012 (unaudited) AND DECEMBER 31, 2011 (audited)

ASSETS

	June 30,	December 31,
	2012	2011
Cash and cash equivalents	$5,725,007	$2,099,328

Loans, secured by deeds of trust
Principal	6,165,678	8,253,328
Advances	333	70
Accrued interest	38,200	54,219
Total loans	6,204,211	8,307,617

Loan administration fees, net	38,215	40,044

Total assets	$11,967,433	$10,446,989

LIABILITIES AND MEMBERS’CAPITAL

Liabilities – accounts payable	$4,508	$212

Investors in applicant status	477,987	320,545

Members’ capital
Members’ capital, subject to redemption, net	11,475,190	10,114,766
Managing members’ capital, net	9,748	11,466
Total members' capital, net	11,484,938	10,126,232
Total liabilities and members' capital, net	$11,967,433	$10,446,989

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Income
For the Three and Six Months Ended June 30, 2012 and 2011
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Interest income
Interest on loans	$133,220	$136,197	$317,120	$237,843
Imputed interest on formation loan	3,217	2,025	6,182	4,128
Other interest	—	543	—	950
Total interest income	136,437	138,765	323,302	242,921

Interest expense, amortization of discount
on formation loan	3,217	2,025	6,182	4,128
Net interest income	133,220	136,740	317,120	238,793

Late fees	1,908	589	3,213	1,100
Other	300	50	400	50
Total revenues, net	135,428	137,379	320,733	239,943

Provision for loan losses	—	—	—	—

Operating expenses
Mortgage servicing fees	4,386	4,431	9,523	6,671
Asset management fees	—	—	—	—
Costs through RMC	17,171	13,219	35,075	15,642
Professional services	2,858	2,075	4,699	2,075
Other	7,756	1,477	8,244	2,495
Total operating expenses	32,171	21,202	57,541	26,883
Net income	$103,257	$116,177	$263,192	$213,060

Net income
Managers (1%)	$1,033	$1,162	$2,632	$2,131
Members (99%)	102,224	115,015	260,560	210,929
Total	$103,257	$116,177	$263,192	$213,060
Net income per $1,000 invested by members
for entire period	$8	$14	$21	$27

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Changes in Members’ Capital
For the Six Months Ended June 30, 2012
(unaudited)

		Members’ Capital, net
	Investors
	In		Unallocated	Formation
	Applicant		Syndication	Loan,	Members’
	Status	Capital	Costs	Gross	Capital, net

Balance, December 31, 2011	$320,545	$11,354,642	$(498,661)	$(741,215)	$10,114,766
Contributions on application	1,659,977	—	—	—	—
Contributions admitted to members' capital	(1,495,395)	1,495,395	—	—	1,495,395
Premiums admitted to members' capital	(7,140)	7,140	—	—	7,140
Net income	—	260,560	—	—	260,560
Earnings distributed to members	—	(396,333)	—	—	(396,333)
Earnings distributed used in DRIP	—	167,098	—	—	167,098
Formation loan advances	—	—	—	(106,816)	(106,816)
Syndication costs incurred	—	—	(66,620)	—	(66,620)

Balance, June 30, 2012	$477,987	$12,888,502	$(565,281)	$(848,031)	$11,475,190

	Managers
		Unallocated		Total
		Syndication		Members’
	Capital	Costs	Capital, net	Capital, net
Balance, December 31, 2011	$16,503	$(5,037)	$11,466	$10,126,232
Contributions on application	—	—	—	—
Contributions admitted to members' capital	1,503	—	1,503	1,496,898
Premiums admitted to members' capital	—	—	—	7,140
Net income	2,632	—	2,632	263,192
Earnings distributed to members	(5,180)	—	(5,180)	(401,513)
Earnings distributed used in DRIP	—	—	—	167,098
Formation loan advances	—	—	—	(106,816)
Syndication costs incurred	—	(673)	(673)	(67,293)

Balance, June 30, 2012	$15,458	$(5,710)	$9,748	$11,484,938

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Cash Flows
For the Six Months Ended June 30, 2012 and 2011
(unaudited)

	2012	2011
Cash flows from operating activities
Net income	$263,192	$213,060
Adjustments to reconcile net income to
net cash provided by (used in) operating activities
Amortization of loan administration fees	28,807	21,507
Imputed interest on formation loan	(6,182)	(4,128)
Interest expense, amortization of discount on formation loan	6,182	4,128
Change in operating assets and liabilities
Advances	(263)	—
Accrued interest	16,019	(21,336)
Receivable from affiliate	—	442
Loan administration fees	(26,978)	(31,719)
Accounts payable	4,296	(2,082)
Payable to affiliate	—	9,890
Net cash provided by operating activities	285,073	189,762

Cash flows from investing activities
Loans funded or acquired	(2,654,427)	(5,293,589)
Principal collected on loans	4,742,077	1,907,071
Net cash provided by (used in) investing activities	2,087,650	(3,386,518)

Cash flows from financing activities
Contributions by members	1,661,480	2,922,960
Members’ withdrawals, net of DRIP	(234,415)	(183,552)
Syndication costs incurred	(67,293)	(161,727)
Formation loan, advances	(106,816)	(198,449)
Formation loan, payments received	—	24,384
Net cash provided by financing activities	1,252,956	2,403,616

Net increase (decrease) in cash and cash equivalents	3,625,679	(793,140)

Cash and cash equivalents, beginning of period	2,099,328	3,256,284

Cash and cash equivalents, end of period	$5,725,007	$2,463,144

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
June 30, 2012 (unaudited)

NOTE 1 – GENERAL

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

In the opinion of management of the company, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission (SEC). The results of operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of the operating results to be expected for the full year.

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

Distribution reinvestment plan

Members may elect to have all or a portion of their monthly distributions reinvested in additional units, subject to the availability of units under the distribution reinvestment plan (“DRIP”). Members may withdraw from the distribution reinvestment plan with written notice.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
June 30, 2012 (unaudited)

NOTE 1 – GENERAL (continued)

Initial offering and proceeds

In November 2008, the company filed a Registration Statement on Form S-11 with the SEC to offer up to 150,000,000 units of its membership interests to the public in its primary offering and 37,500,000 units to its members pursuant to its distribution reinvestment plan. In June 2009, the SEC declared the company’s Registration Statement effective and the company commenced its initial public offering. On June 7, 2012, the company filed a new registration statement on Form S-11, which has not yet been declared effective. The offering of units under the existing registration statement will continue until the earlier of the effective date of the new registration statement or December 5, 2012.

Offering proceeds are released to the company and applied to investments in mortgage loans and the payment or reimbursement of organization and offering expenses. The amount of loans the company funds or acquires will depend upon the number of units sold in the public offering and the resulting amount of the net proceeds available for investment in loans.

The following summarizes the status of the offering proceeds, at $1 per unit, as of June 30, 2012:

•	Proceeds from investors in applicant status at June 30, 2012 (later accepted by the managers): $12,688,694
•	Proceeds under our distribution reinvestment plan from electing members: $421,692
•	Proceeds from premiums paid by RMC: $127,435(1)
•	Total proceeds from units sold in the primary offering from October 5, 2009, through June 30, 2012: $13,237,821

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
June 30, 2012 (unaudited)

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

RMC or Gymno will receive fees for processing, notary, document preparation, credit investigation, reconveyance, and other mortgage related services. The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the company.

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
June 30, 2012 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Management estimates (continued)

Appraisals of commercial real property generally present three approaches to estimating value:  1) market comparables or sales approach; 2) cost to replace and 3) capitalized cash flows or investment approach. These approaches may or may not result in a common, single value. The market-comparables approach may yield several different values depending on certain basic assumptions, such as, determining highest and best use (which may or may not be the current use); determining the condition (e.g. as-is, when-completed, or for land when-entitled); and determining the unit of value (e.g. as a series of individual unit sales or as a bulk disposition). Further complicating the process, which is already subject to judgment, uncertainty and imprecision are the ongoing low transaction volumes in the select single-family and land markets, and the variability that has resulted. This exacerbates the imprecision in the process, and requires additional considerations and inquiries as to whether the transaction was entered into by a willing seller into a functioning market or was the transaction completed in a distressed market, with the predominant number of sellers being those surrendering properties to lenders in partial settlement of debt (as is prevalent in the single-family markets, but which is occurring less frequently in commercial markets) and/or participating in “arranged sales” to achieve partial settlement of debts and claims and to generate tax advantage.

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

Net income recorded for members under GAAP from inception through June 30, 2012 was $950,057 and cash distributed to members was $1,215,014. As the company’s excess cash becomes fully invested into higher yielding mortgage loans, this difference should diminish.

Cash and cash equivalents

The company considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. Periodically, company cash balances in banks exceed federally insured limits.

Loans and interest income

Loans generally are stated at the unpaid principal balance (principal). Management has discretion to pay amounts (advances) to third parties on behalf of borrowers to protect the company’s interest in the loan. Advances include, but are not limited to, the payment of interest and principal on a senior lien to prevent foreclosure by the senior lien holder, property taxes, insurance premiums, and attorney fees. Advances generally are stated at the amount paid out on the borrower's behalf and any accrued interest on amount paid out, until repaid by the borrower.

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
June 30, 2012 (unaudited)

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

Loan administration fees are capitalized and amortized against interest income, over the life of the loan on a straight-line method which approximates the effective interest method.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
June 30, 2012 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net income (loss) per $1,000 invested

Amounts reflected in the statements of income as net income (loss) per $1,000 invested by members for the entire period are amounts allocated to members who had their investment throughout the period and have elected to either reinvest their earnings or receive periodic distributions of their net income. Individual income (loss) is allocated each month based on the members’ pro rata share of members’ capital. Because the net income (loss) percentage varies from month to month, amounts per $1,000 will vary for those individuals who made or redeemed investments during the three or six month periods.

Recently issued accounting pronouncements

The FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRs.” The ASU is effective for interim and annual periods beginning after December 15, 2011 with prospective application. The company adopted ASU 2011-04 effective January 1, 2012.

NOTE 3 – MANAGERS AND RELATED PARTIES

The managers are entitled to one percent of the profits and losses, which amounted to $1,033 and $1,162 for the three months ended June 30, 2012 and 2011, and $2,632 and $2,131 for the six months ended June 30, 2012 and 2011, respectively.

Formation loan

Formation loan transactions are presented in the following table for the six months ended June 30, 2012 and from inception to June 30, 2012.

	Six
	Months	Since
	Ended	Inception
Balance, beginning of period	$741,215	$—
Formation loan made	106,816	912,295
Unamortized discount on formation loan	(10,670)	(118,655)
Formation loan made, net	837,361	793,640
Repayments	—	(62,035)
Early withdrawal penalties applied	—	(2,229)
Formation loan, net	837,361	729,376
Unamortized discount on formation loan	10,670	118,655
Balance, June 30, 2012	$848,031	$848,031

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

An estimated amount of imputed interest is recorded for the current offerings. During the six month periods ended June 30, 2012 and 2011, approximately $6,200 and $4,100, respectively, was recorded related to imputed interest.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
June 30, 2012 (unaudited)

NOTE 3 – MANAGERS AND RELATED PARTIES (continued)

Formation loan (continued)

The future minimum payments on the formation loan are presented in the following table ($ in thousands).

2012	$74,122
2013	74,122
2014	74,122
2015	74,122
2016	74,122
Thereafter	477,421
Total	$848,031

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

The following commissions and fees are paid by borrowers to the managers:

Brokerage commissions, loan originations

Loan brokerage commissions paid by the borrowers were $12,900 and $16,860 for the three months ended June 30, 2012 and 2011, respectively, and $30,950 and $65,360 for the six months ended June 30, 2012 and 2011, respectively.

Other fees

These fees totaled $1,192 and $1,489 for the three month periods ended June 30, 2012 and 2011, respectively, and $2,704 and $5,544 for the six month periods ended June 30, 2012 and 2011, respectively.

The following fees are paid by the company to the managers.

Loan administrative fees

RMC will receive a loan administrative fee in an amount up to one percent of the principal amount of each new loan originated or acquired on the company's behalf by RMC for services rendered in connection with the selection and underwriting of potential loans. Such fees are payable by the company upon the closing of each loan. Loan administration fees incurred and paid by the company to RMC were approximately $17,878 and $8,120 for the three month periods ended June 30, 2012 and 2011, respectively and $26,978 and $31,719 for the six month periods ended June 30, 2012 and 2011, respectively.

Mortgage servicing fees

RMC earns mortgage servicing fees of up to one-quarter of one percent (0.25%) annually of the unpaid principal of the loan portfolio or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located from the company. RMC is entitled to receive these fees regardless of whether specific mortgage payments are collected. The mortgage servicing fees are accrued monthly on all loans. Remittance to RMC is made monthly unless the loan has been assigned a specific loss reserve, at which point remittance is deferred until the specific loss reserve is no longer required, or the property has been acquired by the company. RMC, in its sole discretion, may elect to accept less than the maximum amount of the mortgage servicing fee to enhance the earnings of the company. An increase or decrease in this fee within the limits set by the operating agreement directly impacts the yield to the members. Mortgage servicing fees incurred and paid were $4,386 and $4,431 for the three month periods ended June 30, 2012 and 2011, respectively, and $9,523 and $6,671 for the six month periods ended June 30, 2012 and 2011, respectively.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
June 30, 2012 (unaudited)

NOTE 3 – MANAGERS AND RELATED PARTIES (continued)

Asset management fees

The managers are entitled to receive a monthly asset management fee for managing the company's portfolio and operations in an amount up to three-quarters of one percent (0.75%) annually of the portion of the capital originally committed to investment in mortgages, not including leverage, and including up to two percent of working capital reserves. This amount will be recomputed annually after the second full year of operations by subtracting from the then fair value of the company’s loans plus working capital reserves, an amount equal to the outstanding debt.

The managers, in their sole discretion, may elect to accept less than the maximum amount of the asset management fee to enhance the earnings of the company. For the six month periods ended June 30, 2012 and 2011, the managers have waived the entire asset management fee due them. An increase or decrease in this fee within the limits set by the operating agreement directly impacts the yield to the members. There is no assurance the managers will decrease or waive these fees in the future. The decision to waive fees and the amount, if any, to be waived, is made by the managers in their sole discretion.

Asset management fee activities are summarized in the following table.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Chargeable by managers	$23,623	$16,450	$45,649	$29,020
Waived by managers	(23,623)	(16,450)	(45,649)	(29,020)
Charged	$—	$—	$—	$—

Costs through RMC

RMC, a manager, is reimbursed by the company for operating expenses incurred on behalf of the company, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to members, and out-of-pocket general and administration expenses. The decision to request reimbursement of any qualifying charges is made by RMC in its sole discretion. Operating expenses were $17,171 and $13,219, for the three month periods ended June 30, 2012 and 2011, respectively, and $35,075 and $15,642 for the six month periods ended June 30, 2012 and 2011, respectively.

Syndication costs

For the current offering, organizational and syndication costs were limited to 4.5% of the gross proceeds, with any excess being paid by the managers. Applicable gross proceeds were $12,688,694. Related expenditures, net of early withdrawal penalties applied, totaled $570,991 or 4.5% of contributions.

Syndication costs incurred since inception by the company are summarized in the following table through June 30, 2012.

Costs reimbursed to RMC	$572,100
Early withdrawal penalties applied	(1,109)
Allocated to date	—
Balance, June 30, 2012	$570,991

As of June 30, 2012, approximately $1,432,900 was to be reimbursed to RMC contingent upon future sales of member units.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
June 30, 2012 (unaudited)

NOTE 4 – LOANS

The company generally funds loans with a fixed interest rate and a five-year term. As of June 30, 2012, 82% of the company’s loans (representing 85% of the aggregate principal of the company’s loan portfolio) had a five year term or less at loan inception. The remaining loans have terms longer than five years.

As of June 30, 2012, four loans outstanding (representing 37% of the aggregate principal balance of the company’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the six months ended June 30.

	2012	2011
Principal, beginning of year	$8,253,328	$3,155,628
Loans funded or acquired	2,654,427	5,293,589
Borrower repayments	(4,742,077)	(1,907,071)
Principal, June 30	$6,165,678	$6,542,146

During June 2012, the company acquired from an affiliate, at discount of $43,373, an 11.4% share of a $10,500,000 loan secured by commercial property held for development in the County of San Francisco, California. The company’s yield on the loan will be 7.5% for the remainder of 2012, and 7.25% thereafter. The affiliate has the right to repurchase this share of such loan from the company until December 28, 2012.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
June 30, 2012 (unaudited)

NOTE 4 – LOANS (continued)

Loan characteristics

Secured loans had the characteristics summarized in the following table.

	June 30,	December 31,
	2012	2011
Number of secured loans	22	25
Secured loans – principal	$6,165,678	$8,253,328
Secured loans – interest rates range (fixed)	7.50-11.00%	7.75-11.00%

Average secured loan – principal	$280,258	$330,133
Average principal as percent of total principal	4.55%	4.00%
Average principal as percent of members’ capital	2.44%	3.26%
Average principal as percent of total assets	2.34%	3.16%

Largest secured loan – principal	$1,156,627	$1,000,000
Largest principal as percent of total principal	18.76%	12.12%
Largest principal as percent of members’ capital	10.07%	9.87%
Largest principal as percent of total assets	9.66%	9.57%

Smallest secured loan – principal	$9,680	$97,255
Smallest principal as percent of total principal	0.16%	1.18%
Smallest principal as percent of members’ capital	0.08%	0.96%
Smallest principal as percent of total assets	0.08%	0.93%

Number of counties where security is located (all California)	10	10
Largest percentage of principal in one county	45.24%	30.18%

Number of secured loans in foreclosure	1	—
Secured loans in foreclosure – principal	150,206	—

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of June 30, 2012, the company’s largest loan with principal of $1,156,627 (net of discount of $43,373) represents 18.76% of outstanding secured loans and 9.66% of company assets. The loan is secured by commercial property held for development located in San Francisco County, California, will realize a yield of 7.50% and matures on June 4, 2015.

Larger loans sometimes increase above 10% of the secured loan portfolio or company assets as these amounts decrease due to member withdrawals and loan payoffs and due to restructuring of existing loans. It is anticipated any loan currently exceeding 10% of assets will, when and as the secured loans portfolio grows, fall under 10% of assets.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
June 30, 2012 (unaudited)

NOTE 4 – LOANS (continued)

Distribution of loans within California

Secured loans are distributed within California as summarized in the following table.

	June 30, 2012			December 31, 2011
	Loans	Principal	Percent	Loans	Principal	Percent
San Francisco	5	$2,789,278	45%	5	$2,490,816	30%
San Francisco Bay Area (1)	9	1,917,631	31	11	3,197,910	39
Northern California (1)	1	184,281	3	1	184,851	2
Southern California	7	1,274,488	21	8	2,379,751	29
Total secured loans	22	$6,165,678	100%	25	$8,253,328	100%

(1)	Excluding line(s) above.

Commitments/loan disbursements/construction and rehabilitation loans

The company may make construction and rehabilitation loans which are not fully disbursed at loan inception. The company will have approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents and would be funded from available cash balances and future cash receipts. The company does not maintain a separate cash reserve to hold the undisbursed obligations. As of June 30, 2012, there were no such loans.

Construction loans are determined by the managers to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties. For each such construction loan, the company has approved a maximum balance for such loan; however, disbursements are made in phases throughout the construction process. As of June 30, 2012, the company had no commitments for construction loans. Upon project completion construction loans are reclassified as permanent loans. Funding of construction loans is limited to 10% of the loan portfolio.

Lien positions

Secured loans by lien position in the collateral are summarized in the following table.

	June 30, 2012			December 31, 2011
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	15	$4,481,645	73%	17	$6,383,100	77%
Second trust deeds	7	1,684,033	27	8	1,870,228	23
Total secured loans	22	6,165,678	100%	25	8,253,328	100%
Liens due other lenders at loan closing		4,139,163			4,569,311

Total debt		$10,304,841			$12,822,639

Appraised property value at loan closing		$21,594,122			$26,836,465

Percent of total debt to appraised
values (LTV) at loan closing (2)		47.72%			47.78%

(2)
Based on appraised values and liens due other lenders at loan closing. The loan to value computation does not take into account subsequent increases or decreases in security property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
June 30, 2012 (unaudited)

NOTE 4 – LOANS (continued)

Property type

Secured loans by property type of the collateral are summarized in the following table.

	June 30, 2012			December 31, 2011
	Loans	Principal	Percent	Loans	Principal	Percent
Single family (3)	20	$4,609,051	75%	23	$7,585,395	92%
Multi-family	—	—	—	1	267,933	3
Commercial	2	1,556,627	25	1	400,000	5
Land	—	—	—	—	—	—
Total secured loans	22	$6,165,678	100%	25	$8,253,328	100%

(3)	Single family includes owner-occupied and non-owner occupied homes which may be detached or condominiums.

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table.

Scheduled maturities, as of June 30, 2012	Loans	Principal	Percent
2012	3	$1,251,583	20%
2013	4	649,385	11
2014	2	268,035	4
2015	4	1,880,619	31
2016	6	1,308,095	21
Thereafter	3	807,961	13
Total secured loans	22	$6,165,678	100%

Loans may be repaid or refinanced before, at or after the contractual maturity date. On matured loans the company may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

The company reports maturity data based upon the most recent contractual agreement with the borrower.

Delinquency

Secured loans summarized by payment delinquency are presented in the following table.

	June 30,	December 31,
Past due	2012	2011
30-89 days	$699,418	$670,600
90-179 days	—	—
180 or more days	—	—
Total past due	699,418	670,600
Current	5,466,260	7,582,728
Total secured loans	$6,165,678	$8,253,328

The company reports delinquency based upon the most recent contractual agreement with the borrower.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
June 30, 2012 (unaudited)

NOTE 4 – LOANS (continued)

Impaired loans

No secured loans were designated as impaired at June 30, 2012 or December 31, 2011.

Modifications and troubled debt restructurings

During the three months ended June 30, 2012, an interest only loan which had its original outstanding principal reduced by 30% was modified to extend its maturity date from July 1, 2012 to July 1, 2013 and become an amortizing loan with principal and interest payments calculated on a 25 year amortization. No secured loans had been modified at December 31, 2011.

For the six months ended June 30, 2012 the company has not performed any troubled debt restructurings.

Allowance for loan losses

At June 30, 2012 and December 31, 2011, the company had not recorded an allowance for loan losses as no loans were designated as impaired and all loans had protective equity such that collection was highly likely for amounts owing.

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

(b)
Secured loans. The approximate fair value of the loans of $6,243,000 and $8,454,000 at June 30, 2012 and December 31, 2011, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
June 30, 2012 (unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS AND SYNDICATION COSTS

Legal proceedings

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of deeds of trust, collect the debt owed under promissory notes, or to protect, or recoup its investment from real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance. As of June 30, 2012, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

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

Overview

Redwood Mortgage Investors IX, LLC (the “company”), is a Delaware limited liability company formed in October 2008, to make loans secured primarily by first and second deeds of trust on California real estate. Redwood Mortgage Corp. (“RMC”) and Gymno LLC (“Gymno”), a wholly-owned subsidiary of RMC, are the managers of the company. The address of the company and the managers is 900 Veterans Blvd., Suite 500, Redwood City, California 94063. See Note 1 (General) to the financial statements included in Part I, Item 1 of this report for a detail presentation of the organization and operations of the company.

Current Economic Conditions

The company invests in real estate mortgage loans secured by California real estate. Many economic factors can influence the performance and repayment of these loans. The San Francisco Bay Area and the Los Angeles metropolitan area are our most significant locations of lending activity and the economic health of these regions is of primary importance in determining new lending opportunities and the performance of previously made loans.

Though the Great Recession was officially ended in 2009 its effects are still being felt in our current economic environment. Three years after its official end, in spite of efforts by the Federal Reserve and U.S. Government to reduce the recession’s impact, the economy, employment, credit markets, consumers, business, banking system, state and local governments, real estate, construction and other indicators have still not recovered, and its effects continue to linger. Though the economy seems to have stabilized and shows limited improvement, the recovery is not necessarily broad or widespread. Areas experiencing improvement are both spotty and regionally located and while measurable, is not generally significant enough to improve conditions considerably off their recession lows.  Patience is the virtue of the day as we wait for momentum to accelerate.

The United States Gross Domestic Product (GDP) change was 2.4 percent for 2010, 1.5 percent for 2011 and 2.0 percent and 1.5 percent for the first and second quarters of 2012. These GDP changes remain low and uneven, reflecting general attitudes that the recovery taking place is slow, fragile and uneven. The Federal Reserve continues to help support economic recovery by maintaining a highly accommodative stance for monetary policy, purposely keeping the target range for the federal funds rate at 0 to ¼ percent. The Federal Reserve further anticipates that they are likely to warrant these exceptionally low levels for the federal funds rate at least through late 2014.

Employment, a significant factor in borrowers’ abilities to service their debts, has improved but progress has been slow. Employment is at far from desirable levels and recovery at the current pace will take several years. Year over year unemployment saw improvement in the United States from 9.3 percent in June 2011 to 8.4 percent in June of 2012. Likewise in California, unemployment improved from 12.0 percent in June of 2011 to 10.7 percent in June of 2012. In the lending areas in which we have the greatest concentration of our loans San Francisco County’s unemployment rate was 7.8 percent and the Los Angeles/Long Beach/Glendale metropolitan area was 11.1 percent. All these areas showed improvement from last year indicating that fewer borrowers will be affected by unemployment reducing their ability to meet their debt obligations.

The value of a borrower’s real estate often plays a significant role in a borrower’s capacity and desire to service and repay the debt secured by that real estate. To the extent that a borrower’s real estate value falls below the outstanding debt, often referred to as “underwater,” the borrower may become less motivated and committed to honoring the debt obligation secured by the property. Hence, the stability and direction of real estate market values are important to lenders with debt secured by real estate. After real estate values fell precipitously during and subsequent to the Great Recession, real estate values have begun to stabilize and more recently in some instances have increased, although increased values are often a local and city specific phenomenon. The median price for a California home increased from $253,000 at June 2011 to $274,000 at June 2012. An estimated 41,027 new and resale houses and condos sold statewide in June 2012, which was a 5.3 percent increase from the 38,975 sold in June 2011. Both the 2011 and 2012 number of homes sold is well below the average number of homes sold in June which is 49,753 since statistics have been tracked beginning in 1988. In regional areas that contain most of our loans, the San Francisco Bay Area and the Los Angeles metropolitan area, the numbers are a bit better than California as a whole. In the nine county San Francisco Bay Area, the median price for a home increased from $377,750 at June 2011 to $400,000 at June 2012. An estimated 8,577 new and resale houses and condos sold in the nine county San Francisco Bay Area in June 2012 which was a 7.2 percent increase from the 7,998 sold in June 2011. Both the 2011 and 2012 number of homes sold is well below the average number of homes sold in June, which is 10,067 since statistics have been tracked beginning in 1988. In the Los Angeles metropolitan region, the median price for a home increased from $285,000 in June 2011 to $300,000 in June 2012. An estimated 22,075 new and resale houses and condos sold in the Los Angeles, Riverside, San Diego, Ventura, San Bernardino and Orange counties in June 2012, which was a 7.5 percent increase from the 20,532 sold in June 2011. Both the 2011 and 2012 number of homes sold is well below the average number of homes sold in June, which is 27,544 since statistics have been tracked beginning in 1988.

Mortgage rates are also an important factor in the health of the real estate market. The cost of carrying a mortgage factors into the affordability of real estate, with lower rates making real estate more affordable. The credit markets for real estate are still affected by the economic downturns resulting from the Great Recession. Credit for real estate remains tight, underwriting standards remain high and most lenders are writing loans to the guideline standards of Fannie Mae, Freddie Mac and FHA with the anticipation that the loans written will be conducted there. Therefore, funding for loans that do not meet these government and quasi-government sponsored standards is difficult to find, if in fact there are lenders willing to fund loans outside agency standard guidelines. The credit market remains constricted except for loans meeting these standards. Should a borrower and the property qualify for a mortgage loan, competition is strong for loans that meet the stringent requirements of federal programs – both for single family and multi-family properties – and prices (i.e. interest rates) are at historic lows. However, for properties that do not meet government agency standards (the company’s market) there are fewer competing lenders and prices are at or above our target. Activity levels, while still below normal levels, are improving. Lenders with capital willing to enter into this niche market are of reduced numbers than existed before the financial crisis and find lending opportunities with high quality property securing the loan and borrowers whose characteristics fall outside federal agency guidelines, but who are excellent lending risks. These borrowers are capable and willing to pay rates of interest (while still favorable by historic standards) which is substantially above those being realized by traditional lenders.

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

Results of Operations

Changes to the company’s operating results are presented in the following table for the three and six month periods ended June 30, 2012 as compared to the same periods for 2011.

	Changes during the three months ended June 30, 2012 versus 2011		Changes during the six months ended June 30, 2012 versus 2011
	Dollars	Percent	Dollars	Percent
Revenue
Interest income
Interest on loans	$(2,977)	(2)%	$79,277	33%
Imputed interest on formation loan	1,192	59	2,054	50
Other interest, net	(543)	(100)	(950)	(100)
Total interest income	(2,328)	(2)	80,381	33

Interest expense, amortization of discount on
imputed interest	1,192	59	2,054	50
Net interest income	(3,520)	(3)	78,327	33

Late fees	1,319	224	2,113	192
Other	250	500	350	700
Total revenues, net	(1,951)	(1)	80,790	34

Provision for loan losses	—	—	—	—

Operating expenses
Mortgage servicing fees	(45)	(1)	2,852	43
Asset management fees	—	—	—	—
Costs through RMC	3,952	30	19,433	124
Professional services	783	38	2,624	126
Other	6,279	425	5,749	230
Total operating expenses	10,969	52	30,658	114
Net income	$(12,920)	(11)%	$50,132	24%

Please refer to the above table and the statements of income in the financial statements included in Part I, Item 1 of this report throughout the discussion of Results of Operations.

Impact of general economic and market conditions on the company’s financial condition, results of operations and cash flows

The company broke impound and began operations in the fourth quarter of 2009. Since that time and through June 2012 the company has raised member capital at a moderate, steady pace and earned profits to allow the company to increase assets from $1,708,000 at December 2009, to $6,452,000 at December 2010, to $10,447,000 at December 2011 and to $11,967,000 at June 2012.

Likewise, our chosen investment, mortgage loans increased steadily since commencement of operations. Mortgage loan balances grew to $1,259,000 at December 2009, $3,174,000 at December 2010 and $8,308,000 at December 2011. At June 2012 mortgage loan balances declined to $6,204,000 due to $2,450,000 of loan payoffs in the period of May and June 2012 and satisfactory replacement loans not being available to immediately replace them. Our pipeline of loan applications is growing and we anticipate full investment during the third or fourth quarter of 2012. If fully invested at June 2012, the company would have an outstanding mortgage portfolio of approximately $11,000,000. The company continues to conservatively underwrite mortgage loan opportunities with the goal of building a well performing mortgage loan portfolio, and the expectation of consistent, on-time mortgage payments.

This portfolio was launched during the Great Recession and with that backdrop in mind we have exercised strong discipline in underwriting loan applications and lending against collateral at amounts that will create a mortgage portfolio that has high equity safety margins to outstanding debt by virtue of the overall loan to value ratio (LTV) which at June 2012 was 48%. This means that per the appraisal valuations at the time of loan placement, borrowers have in the aggregate, more equity, 52%, than we as lenders have lent in the aggregate, 48% against the properties we hold as collateral for the repayment of our loans. This conservative approach was deemed prudent in a time of continuing economic uncertainty.

In spite of poor economic and market conditions for real estate lenders since our inception, we have not experienced the typical market trends for lenders. These included the highest borrower delinquency rates, default rates and foreclosure rates recorded since the Great Depression. Our lending results are a low delinquency rate; only one default and not a single property take back. The tight market for mortgage credit among traditional lenders such as banks increased the number of borrowers who meet our underwriting standards who are no longer qualified for bank credit. These borrowers have been willing to accept our rates and fees. This is reflected in the favorable stated and effective yields on the portfolio discussed in the section on interest income.

The economy, while currently stabilizing, has not exhibited enough growth potential to return to a robust economy nor rejuvenate enough activity to allow significant improvement off the low points reached during the recent recession. The company is a niche lender and with the existing credit constraints which developed during the last recession, has been able to seek loan opportunities in markets it understands well. Specifically, the San Francisco Bay Area which contains our most significant concentration of loans and a market that the managers have been lending in over the last 30 years. As noted, many creditworthy borrowers in these markets are not being well served due to credit and liquidity concerns that have developed and continue due to the recent recession. Excellent lending opportunities continue at low volumes which the company is using to expand its existing mortgage loan portfolio.

Members’ capital at June 30, 2012, was approximately $11,485,000, an increase of $10,361,000 since December 31, 2009.

Comparison of the three and six month periods ended June 30, 2012 versus the same periods ended June 30, 2011

Revenue – Interest on loans

The decrease in interest on loans for the three month period ended June 30, 2012 compared to the same period in 2011 is primarily due to approximately $2,450,000 of loans paying off during May and June of 2012. The increase in interest on loans for the six month period ended June 30, 2012 compared to the same period in 2011, is due to the growth of the secured loan portfolio.

Interest on loans presented in the change in operations table above, is net of the amortization of the loan administration fees.  The amortization for the three month periods ended June 30, 2012 and 2011 of $17,331 and $16,813, respectively, and for the six month periods ended June 30, 2012 and 2011 of $28,807 and $21,507, respectively, have been removed from the interest on loans numbers presented in the table below.

Average secured loan balances, interest on loans, gross, and the corresponding interest rates are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Average Secured Loan Balance(1)	$6,840,423	$6,644,456	$7,394,422	$5,579,258
Interest on loans, gross	150,551	153,010	345,927	259,350
Stated Average Yield Rate	9.14%	9.18%	9.17%	9.22%
Effective Yield Rate	8.80%	8.52%	9.36%	9.30%

(1)	Portfolio Review – See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for a detailed presentation on the secured loan portfolio.

Operating expenses

The increase in operating expenses for both the three and six month periods ended June 30, 2012 compared to the same periods in 2011, reflects reimbursement of qualifying charges from RMC which in the previous year had been absorbed by RMC, an increase in XBRL costs of $1,400 as this expense was only required in one quarter in 2011, and an increase in 2012 of $2,500 for estimated California receipt taxes imposed on LLCs.

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

The financial and credit markets faced significant disruptions beginning with the onset of the financial crisis, continuing with the Great Recession, and now ongoing with the Euro crisis and the United States federal deficit and slow economic recovery. Real estate owners have benefited from availability of government sponsored lending chiefly through Fannie Mae, Freddie Mac and FHA and through new financing programs aimed at assisting delinquent and underwater borrowers. As the real estate market ended its steep valuation declines and appears to be stabilizing, other real estate lenders have cautiously entered back into real estate lending, albeit to only the most credit worthy borrowers and properties that meet or exceed stringent financial and performance requirements.

The company’s loans generally have shorter maturity terms than typical mortgages. As a result, constraints on the ability of our borrowers to refinance their loans on or prior to maturity would have a negative impact on their ability to repay their loans. In the event a borrower is unable to repay a loan at maturity due to their inability to refinance the loan or otherwise, the company may consider extending the maturing loan through workouts or modifications, or foreclosing on the property as the managers deem appropriate based on their evaluation of each individual loan. A slow down or reduction in loan repayments would likely reduce the company’s cash flows and restrict the company’s ability to invest in new loans or provide earnings and capital distributions.

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

During the three and six month periods ended June 30, 2012 and 2011, the company, after allocation of syndication costs, made the following allocation of earnings both to the members who elected to participate in the distribution reinvestment plan, and those that chose to receive monthly distributions.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Reinvesting	$89,050	$47,010	$167,098	$79,414
Distributing	116,047	100,863	229,235	181,421
Total	$205,097	$147,873	$396,333	$260,835

Percent of members’ capital, electing distribution	57%	68%	58%	70%

Unit redemption program

Members have no right to withdraw from the company or to obtain the return of their capital account for at least one year from the date of purchase of units. In order to provide our members with a certain degree of liquidity, we have adopted a unit redemption program. Generally, one year after purchasing your units, a member may redeem all or part of their units, subject to certain significant restrictions and limitations. At that time, we may, subject to the significant restrictions and limitations described below, redeem the units presented for redemption to the extent that we have sufficient cash flow available to us to fund such redemption. The price paid for redeemed units will be based on the lesser of the purchase price paid by the redeeming member or the member's capital account balance as of the date of each redemption payment. For redemptions beginning after one year (but before two years), the redemptions will be calculated as 92% of purchase price or 92% of the capital account balance, whichever is less. Beginning after each of the subsequent years, the redemption percentages will increase to 94%, 96%, 98%, and 100%, respectively, of the purchase or capital account balance, whichever is less. The managers expect to see increasing numbers of redemptions once a member’s initial five-year holding period has passed due to the ability of members to redeem units without penalty. Notwithstanding the foregoing, with respect to any redemption, the number of units that may be redeemed per quarter per individual member will be subject to a maximum of the greater of 100,000 units or 25% of the member's units outstanding. For redemption requests requiring more than one quarter to fully redeem, the percentage discount amount that applies when the redemption payments begin will continue to apply throughout the entire redemption period and will apply to all units covered by such redemption request regardless of when the final redemption payment is made. Under our unit redemption program, in the event of an investor’s death, his or her heirs are provided with an option to redeem all or a portion of the investor’s units without penalty. There were no unit redemptions for the three and six month periods ended June 30, 2012 and 2011.

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

There are no contractual obligations at June 30, 2012.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in the company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Registered Securities

On June 8, 2009, the company’s Registration Statement on Form S-11 (File No.  333-155428), covering a public offering of up to 187,500,000 units of membership interests, was declared effective by the Securities and Exchange Commission, and the company commenced its public offering. Pursuant to this existing registration statement, the company is offering up to 150,000,000 units to the public in its primary offering at $1.00 per unit and up to 37,500,000 units pursuant to the company’s distribution reinvestment plan at $1.00 per unit. On June 7, 2012, the company filed a new registration statement on Form S-11, which has not yet been declared effective. The offering of units under the existing registration statement will continue until the earlier of the effective date of the new registration statement or December 5, 2012.

As of June 30, 2012, 13,237,821 units had been sold in the offering, for gross offering proceeds of $13,237,821, including 421,692 units issued under our distribution reinvestment plan and 127,435 units from premiums paid by RMC.

From the subscription proceeds of $13,166,394, we incurred approximately $912,000 in selling commissions and from the subscriptions admitted of $12,688,694 (excluding units issued under our distribution reinvestment plan) we incurred approximately $571,000 in organization and offering costs. We intend to use substantially all of the net offering proceeds from the ongoing initial public offering to make loans.

Recent Sales of Unregistered Securities

During the period covered by this quarterly report, the company did not sell any equity securities that were not registered under the Securities Act of 1933, and the company did not repurchase any of its securities.

ITEM 3.     Defaults Upon Senior Securities

Not Applicable.

ITEM 4.     Mine Safety Disclosures

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	Manager of Gymno LLC	August 14, 2012

/S/ Michael R. Burwell
Michael R. Burwell	President Secretary/Treasurer of Redwood Mortgage Corp. (Principal Financial and Accounting Officer); Director of Redwood Mortgage Corp.	August 14, 2012