Form 10-Q
period 2012-09-30
Redwood Mortgage Investors IX
filed 2012-11-14
CIK 1448038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
[   ] YES    [X] NO

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Balance Sheets
SEPTEMBER 30, 2012 (unaudited) AND DECEMBER 31, 2011 (audited)

ASSETS

	September 30, 2012	December 31, 2011
Cash and cash equivalents	$3,707,255	$2,099,328

Loans, secured by deeds of trust
Principal	9,268,525	8,253,328
Advances	2,143	70
Accrued interest	59,146	54,219
Total loans	9,329,814	8,307,617

Loan administration fees, net	61,673	40,044

Total assets	$13,098,742	$10,446,989

LIABILITIES AND MEMBERS’CAPITAL

Liabilities – accounts payable	$4,570	$212

Investors in applicant status	811,900	320,545

Members’ capital
Members’ capital, subject to redemption, net	12,270,630	10,114,766
Managing members’ capital, net	11,642	11,466
Total members' capital, net	12,282,272	10,126,232
Total liabilities and members' capital, net	$13,098,742	$10,446,989

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Income
For the Three and Nine Months Ended September 30, 2012 and 2011
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Interest income
Interest on loans, net	$168,162	$170,701	$485,282	$408,544
Imputed interest on formation loan	3,386	1.946	9,568	6,074
Other interest	—	(950)	—	—
Total interest income	171,548	171,697	494,850	414,618

Interest expense, amortization of discount
on formation loan	3,386	1,946	9,568	6,074
Net interest income	168,162	169,751	485,282	408,544

Late fees	996	277	4,209	1,377
Other	—	100	400	150
Total revenues, net	169,158	170,128	489,891	410,071

Provision for loan losses	—	—	—	—

Operating expenses
Mortgage servicing fees	4,879	4,844	14,402	11,515
Asset management fees	—	—	—	—
Costs through RMC	18,561	11,675	53,636	27,317
Professional services	2,125	1,550	6,824	3,625
Other	4,503	848	12,747	3,343
Total operating expenses	30,068	18,917	87,609	45,800
Net income	$139,090	$151,211	$402,282	$364,271

Net income
Managers (1%)	$1,391	$1,512	$4,023	$3,643
Members (99%)	137,699	149,699	398,259	360,628
Total	$139,090	$151,211	$402,282	$364,271
Net income per $1,000 invested by members
for entire period	$11	$15	$32	$42

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Changes in Members’ Capital
For the Nine Months Ended September 30, 2012
(unaudited)

		Members’ Capital, net
	Investors
	In		Unallocated	Formation
	Applicant		Syndication	Loan,	Members’
	Status	Capital	Costs	Gross	Capital, net

Balance, December 31, 2011	$320,545	$11,354,642	$(498,661)	$(741,215)	$10,114,766
Contributions on application	2,906,570	—	—	—	—
Contributions admitted to members' capital	(2,407,046)	2,407,046	—	—	2,407,046
Premiums admitted to members' capital	(8,169)	8,169	—	—	8,169
Net income	—	398,259	—	—	398,259
Earnings distributed to members	—	(615,596)	—	—	(615,596)
Earnings distributed used in DRIP	—	268,599	—	—	268,599
Formation loan advances	—	—	—	(203,378)	(203,378)
Syndication costs incurred	—	—	(107,235)	—	(107,235)

Balance, September 30, 2012	$811,900	$13,821,119	$(605,896)	$(944,593)	$12,270,630

	Managers
		Unallocated		Total
		Syndication		Members’
	Capital	Costs	Capital, net	Capital, net
Balance, December 31, 2011	$16,503	$(5,037)	$11,466	$10,126,232
Contributions on application	—	—	—	—
Contributions admitted to members' capital	2,416	—	2,416	2,409,462
Premiums admitted to members' capital	—	—	—	8,169
Net income	4,023	—	4,023	402,282
Earnings distributed to members	(5,180)	—	(5,180)	(620,776)
Earnings distributed used in DRIP	—	—	—	268,599
Formation loan advances	—	—	—	(203,378)
Syndication costs incurred	—	(1,083)	(1,083)	(108,318)

Balance, September 30, 2012	$17,762	$(6,120)	$11,642	$12,282,272

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Cash Flows
For the Nine Months Ended September 30, 2012 and 2011
(unaudited)

	2012	2011
Cash flows from operating activities
Net income	$402,282	$364,271
Adjustments to reconcile net income to
net cash provided by (used in) operating activities
Amortization of loan administration fees	41,075	28,009
Imputed interest on formation loan	(9,568)	(6,074)
Interest expense, amortization of discount on formation loan	9,568	6,074
Change in operating assets and liabilities
Advances	(2,073)	—
Accrued interest	(4,927)	(32,028)
Receivable from affiliate	—	442
Loan administration fees	(62,704)	(50,042)
Accounts payable	4,358	(1,829)
Payable to affiliate	—	(1,882)
Net cash provided by operating activities	378,011	306,941

Cash flows from investing activities
Loans funded or acquired	(6,248,613)	(7,125,839)
Principal collected on loans	5,233,416	2,142,230
Net cash provided by (used in) investing activities	(1,015,197)	(4,983,609)

Cash flows from financing activities
Contributions by members	2,908,986	3,740,821
Members’ withdrawals, net of DRIP	(352,177)	(290,238)
Syndication costs incurred	(108,318)	(192,146)
Formation loan, advances	(203,378)	(258,334)
Formation loan, payments received	—	36,576
Net cash provided by financing activities	2,245,113	3,036,679

Net increase (decrease) in cash and cash equivalents	1,607,927	(1,639,989)

Cash and cash equivalents, beginning of period	2,099,328	3,256,284

Cash and cash equivalents, end of period	$3,707,255	$1,616,295

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
September 30, 2012 (unaudited)

NOTE 1 – GENERAL

Redwood Mortgage Investors IX, LLC (the “company”) is a Delaware limited liability company formed in October 2008 to make loans secured primarily by first and second deeds of trust on California real estate. Redwood Mortgage Corp. (“RMC”) and its wholly-owned subsidiary Gymno LLC (“Gymno”) are the managers of the company. The address of the company and the managers is 900 Veterans Blvd., Suite 500, Redwood City, California 94063.

In the opinion of management of the company, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission (SEC). The results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the operating results to be expected for the full year.

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

Profits and losses are allocated among the members according to their respective capital accounts monthly after 1% of the profits and losses is allocated to the managers, and are subject to subsequent adjustment as a result of quarterly and year-end accounting and reporting.

Income taxes – federal and state – are the obligation of the members, if and when taxes apply, other than for the annual Delaware and California state taxes levied on and paid by the company.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
September 30, 2012 (unaudited)

NOTE 1 – GENERAL (continued)

Initial offering and proceeds

In November 2008, the company filed a Registration Statement on Form S-11 with the SEC to offer up to 150,000,000 units of its membership interests to the public in its primary offering and 37,500,000 units to its members pursuant to its distribution reinvestment plan. In June 2009, the SEC declared the company’s Registration Statement effective and the company commenced its initial public offering. On June 7, 2012, the company filed a second registration statement on Form S-11, which has not yet been declared effective, but once declared effective, in substance extends the offering of member units past the sunset date of the original registration. The offering of units under the original registration statement will continue until the earlier of the effective date of the new registration statement or December 5, 2012.

Offering proceeds are released to the company and applied to investments in mortgage loans and the payment or reimbursement of organization and offering expenses. The amount of loans the company funds or acquires will depend upon the number of units sold in the public offering and the resulting amount of the net proceeds available for investment in loans.

The following summarizes the status of the offering proceeds, at $1 per unit, as of September 30, 2012:

•	Proceeds from investors in applicant status at September 30, 2012 (later accepted by the managers): $13,600,345
•	Proceeds under our distribution reinvestment plan from electing members: $523,193
•	Proceeds from premiums paid by RMC: $128,464(1)
•	Total proceeds from units sold in the primary offering from October 5, 2009, through September 30, 2012: $14,252,002

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

Formation loan

RMC finances the payments of sales commissions to broker-dealers by borrowing (“the formation loan”) funds from the company.  During the offering period, RMC will repay annually, one tenth of the principal balance of the formation loan as of December 31 of the prior year. Upon completion of the offering, the formation loan will be amortized over 10 years and repaid in 10 equal annual installments. The formation loan is non-interest bearing.  Interest has been imputed and fixed, at the market rate of interest in effect for the amounts advanced in each quarter, until the offering closes.

If the managers are removed and RMC is no longer receiving payments for services rendered, the debt on the related formation loan is forgiven.

The formation loan is deducted from members’ capital in the balance sheets. As payments are received from RMC, the formation loan’s balance outstanding and the deduction from capital are reduced.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
September 30, 2012 (unaudited)

NOTE 1 – GENERAL (continued)

Manager fees from borrowers

RMC is entitled to collect a loan brokerage commission for fees in connection with the review, selection, evaluation, negotiation and extension of loans, that is expected to range from approximately 2% to 5% of the principal amount of each loan made during the year. Total loan brokerage commissions are limited to an amount not to exceed four percent of the total company assets per year. The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the company.

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

Collateral fair values are reviewed quarterly and the protective equity for each loan is computed. As used herein, “protective equity” is the arithmetic difference between the fair value of the collateral, net of any senior liens, and the loan balance, where “loan balance” is the sum of the unpaid principal, advances and the recorded interest. This computation is done for each loan (whether impaired or performing), and while loans secured by collateral of similar property type are grouped, there is enough distinction and variation in the collateral that a loan-by-loan, collateral-by-collateral analysis is appropriate.

The fair value of the collateral is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values, and publicly available information on in-market transactions. In some years (notably 2009, 2010 and to a lesser extent 2011) due to low levels of real estate transactions, and an increased number of transactions that were distressed (i.e., executed by an unwilling seller – often compelled by lenders or other claimants – and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types is required.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
September 30, 2012 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Management estimates (continued)

Appraisals of commercial real property generally present three approaches to estimating value:  1) market comparables or sales approach; 2) cost to replace and 3) capitalized cash flows or investment approach. These approaches may or may not result in a common, single value. The market-comparables approach may yield several different values depending on certain basic assumptions, such as, determining highest and best use (which may or may not be the current use); determining the condition (e.g. as-is, when-completed, or for land when-entitled); and determining the unit of value (e.g. as a series of individual unit sales or as a bulk disposition). In some prior years, as has been previously noted, the appraisal process, which is already subject to judgment, uncertainty and imprecision was further complicated by the low transaction volumes. This exacerbated the imprecision in the process, and required additional considerations and inquiries as to whether the transaction was entered into by a willing seller into a functioning market or was the transaction completed in a distressed market, with the predominant number of sellers being those surrendering properties to lenders in partial settlement of debt (as is prevalent in the single-family markets) and/or participating in “arranged sales” to achieve partial settlement of debts and claims and to generate tax advantage.

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

Net income recorded for members under GAAP from inception through September 30, 2012 was $1,089,147 and cash distributed to members was $1,434,276. As the company’s excess cash becomes fully invested into higher yielding mortgage loans, this difference should diminish.

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
September 30, 2012 (unaudited)

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

From time to time, the company negotiates and enters into loan modifications with borrowers whose loans are delinquent. If the loan modification results in a significant reduction in the cash flow compared to the original note, the modification is deemed a troubled debt restructuring and a loss is recognized. In the normal course of the company’s operations, loans that mature may be renewed at then current market rates and terms for new loans. Such renewals are not designated as impaired, unless the matured loan was previously designated as impaired.

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

Allowance for loan losses

Loans and the related accrued interest and advances are analyzed on a periodic basis for ultimate recoverability. Delinquencies are identified and followed as part of the loan system. Delinquencies are determined based upon contractual terms. For impaired loans, a provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral values, such that the net carrying amount (principal, plus advances, plus accrued interest less the specific allowance) is reduced to the present value of future cash flows discounted at the loan’s effective interest rate, or, if a loan is collateral dependent, to the estimated fair value of the related collateral net of any senior loans, and net of any costs to sell in arriving at net realizable value if planned disposition of the asset securing a loan is by way of sale.

The fair value estimates are derived from information available in the real estate markets including similar property, and may require the experience and judgment of third parties such as real estate appraisers and brokers.

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
September 30, 2012 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

Based on its knowledge of the borrowers and their historical (and expected) performance, and the exposure to loss, management estimates an appropriate reserve by property type for probable credit losses in the portfolio. Because the company is an asset-based lender, except as to owner-occupied residences, and because specific regions, neighborhoods and even properties within the same neighborhoods, vary significantly as to real estate values and transaction activity, general market trends, which may be indicative of a change in the risk of a loss, are secondary to the condition of the property, the property type and the neighborhood/region in which the property is located, and do not enter substantially into the determination of the amount of the non-specific (i.e. general) reserves.
The company charges off uncollectible loans and related receivables directly to the allowance account once it is determined the full amount is not collectible.

Net income (loss) per $1,000 invested

Amounts reflected in the statements of income as net income (loss) per $1,000 invested by members for the entire period are amounts allocated to members who had their investment throughout the period and have elected to either reinvest their earnings or receive periodic distributions of their net income. Individual income (loss) is allocated each month based on the members’ pro rata share of members’ capital. Because the net income (loss) percentage varies from month to month, amounts per $1,000 will vary for those individuals who made or redeemed investments during the three or nine month periods.

Recently issued accounting pronouncements

The FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRs.” The ASU is effective for interim and annual periods beginning after December 15, 2011 with prospective application. The company adopted ASU 2011-04 effective January 1, 2012.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
September 30, 2012 (unaudited)

NOTE 3 – MANAGERS AND RELATED PARTIES

The managers are entitled to one percent of the profits and losses, which amounted to $1,391 and $1,512 for the three months ended September 30, 2012 and 2011, and $4,023 and $3,643 for the nine months ended September 30, 2012 and 2011, respectively.

Formation loan

Formation loan transactions are presented in the following table for the nine months ended September 30, 2012 and from inception to September 30, 2012.

	Nine
	Months	Since
	Ended	Inception
Balance, beginning of period	$741,215	$—
Formation loan made	203,378	1,008,857
Unamortized discount on formation loan	(22,517)	(130,502)
Formation loan made, net	922,076	878,355
Repayments	—	(62,035)
Early withdrawal penalties applied	—	(2,229)
Formation loan, net	922,076	814,091
Unamortized discount on formation loan	22,517	130,502
Balance, September 30, 2012	$944,593	$944,593

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

An estimated amount of imputed interest is recorded for the current offerings. During the nine month periods ended September 30, 2012 and 2011, approximately $9,568 and $6,074, respectively, was recorded related to imputed interest.

The future minimum payments on the formation loan are presented in the following table ($ in thousands).

2012	$74,121
2013	74,121
2014	74,121
2015	74,121
2016	74,121
Thereafter	573,988
Total	$944,593

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
September 30, 2012 (unaudited)

NOTE 3 – MANAGERS AND RELATED PARTIES (continued)

The following commissions and fees are paid by borrowers to the managers:

Brokerage commissions, loan originations

Loan brokerage commissions paid by the borrowers were $60,125 and $38,470 for the three months ended September 30, 2012 and 2011, respectively, and $91,075 and $103,830 for the nine months ended September 30, 2012 and 2011, respectively.

Other fees

These fees totaled $3,465 and $2,327 for the three month periods ended September 30, 2012 and 2011, respectively, and $6,169 and $7,871 for the nine month periods ended September 30, 2012 and 2011, respectively.

The following fees are paid by the company to the managers.

Loan administrative fees

RMC will receive a loan administrative fee in an amount up to one percent of the principal amount of each new loan originated or acquired on the company's behalf by RMC for services rendered in connection with the selection and underwriting of potential loans. Such fees are payable by the company upon the closing of each loan. Loan administration fees incurred and paid by the company to RMC were approximately $35,726 and $18,320 for the three month periods ended September 30, 2012 and 2011, respectively and $62,704 and $50,042 for the nine month periods ended September 30, 2012 and 2011, respectively.

Mortgage servicing fees

RMC earns mortgage servicing fees of up to one-quarter of one percent (0.25%) annually of the unpaid principal of the loan portfolio or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located from the company. RMC is entitled to receive these fees regardless of whether specific mortgage payments are collected. The mortgage servicing fees are accrued monthly on all loans. Remittance to RMC is made monthly unless the loan has been assigned a specific loss reserve, at which point remittance is deferred until the specific loss reserve is no longer required, or the property has been acquired by the company. RMC, in its sole discretion, may elect to accept less than the maximum amount of the mortgage servicing fee to enhance the earnings of the company. An increase or decrease in this fee within the limits set by the operating agreement directly impacts the yield to the members. Mortgage servicing fees incurred and paid were $4,879 and $4,844 for the three month periods ended September 30, 2012 and 2011, respectively, and $14,402 and $11,515 for the nine month periods ended September 30, 2012 and 2011, respectively.

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

The managers, in their sole discretion, may elect to accept less than the maximum amount of the asset management fee to enhance the earnings of the company. For the nine month periods ended September 30, 2012 and 2011, the managers have waived the entire asset management fee due them. An increase or decrease in this fee within the limits set by the operating agreement directly impacts the yield to the members. There is no assurance the managers will decrease or waive these fees in the future. The decision to waive fees and the amount, if any, to be waived, is made by the managers in their sole discretion.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
September 30, 2012 (unaudited)

NOTE 3 – MANAGERS AND RELATED PARTIES (continued)

Asset management fees (continued)

Asset management fee activities are summarized in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Chargeable by managers	$25,234	$18,387	$70,883	$47,407
Waived by managers	(25,234)	(18,387)	(70,883)	(47,407)
Charged	$—	$—	$—	$—

Costs through RMC

RMC, a manager, is reimbursed by the company for operating expenses incurred on behalf of the company, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to members, and out-of-pocket general and administration expenses. The decision to request reimbursement of any qualifying charges is made by RMC in its sole discretion. Operating expenses were $18,561 and $11,675, for the three month periods ended September 30, 2012 and 2011, respectively, and $53,636 and $27,317 for the nine month periods ended September 30, 2012 and 2011, respectively.

Syndication costs

For the current offering, organizational and syndication costs were limited to 4.5% of the gross proceeds, with any excess being paid by the managers. Applicable gross proceeds were $13,600,345. Related expenditures, net of early withdrawal penalties applied, totaled $612,016 or 4.5% of contributions.

Syndication costs incurred since inception by the company are summarized in the following table through September 30, 2012.

Costs reimbursed to RMC	$613,125
Early withdrawal penalties applied	(1,109)
Allocated to date	—
Balance, September 30, 2012	$612,016

As of September 30, 2012, approximately $1,634,400 was to be reimbursed to RMC contingent upon future sales of member units.

NOTE 4 – LOANS

The company generally funds loans with a fixed interest rate and a five-year term. As of September 30, 2012, 88% of the company’s loans (representing 90% of the aggregate principal of the company’s loan portfolio) had a five year term or less at loan inception. The remaining loans had terms longer than five years at inception.

As of September 30, 2012, 13 loans outstanding (representing 53% of the aggregate principal balance of the company’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
September 30, 2012 (unaudited)

NOTE 4 – LOANS (continued)

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the nine months ended September 30.

	2012	2011
Principal, beginning of year	$8,253,328	$3,155,628
Loans funded or acquired	6,248,613	7,125,839
Borrower repayments	(5,233,416)	(2,142,230)
Principal, September 30	$9,268,525	$8,139,237

During June 2012, the company acquired from an affiliate, at a discount of $43,373, an 11.4% share of a $10,500,000 loan secured by commercial property held for development in the County of San Francisco, California. The company’s yield on the loan will be 7.5% for the remainder of 2012, and 7.25% thereafter. The affiliate has the right to repurchase this share of such loan from the company until December 28, 2012.

Loan characteristics

Secured loans had the characteristics summarized in the following table.

	September 30, 2012	December 31, 2011
Number of secured loans	32	25
Secured loans – principal	$9,268,525	$8,253,328
Secured loans – lowest interest rate (fixed)	7.50%	7.75%
Secured loans – highest interest rate (fixed)	11.00%	11.00%

Average secured loan – principal	$289,641	$330,133
Average principal as percent of total principal	3.13%	4.00%
Average principal as percent of members’ capital	2.36%	3.26%
Average principal as percent of total assets	2.21%	3.16%

Largest secured loan – principal	$1,200,000	$1,000,000
Largest principal as percent of total principal	12.95%	12.12%
Largest principal as percent of members’ capital	9.77%	9.87%
Largest principal as percent of total assets	9.16%	9.57%

Smallest secured loan – principal	$74,975	$97,255
Smallest principal as percent of total principal	0.81%	1.18%
Smallest principal as percent of members’ capital	0.61%	0.96%
Smallest principal as percent of total assets	0.57%	0.93%

Number of counties where security is located (all California)	13	10
Largest percentage of principal in one county	30.20%	30.18%

Number of secured loans in foreclosure	1	—
Secured loans in foreclosure – principal	150,206	—

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
September 30, 2012 (unaudited)

NOTE 4 – LOANS (continued)

Loan characteristics (continued)

As of September 30, 2012, the company’s largest loan with principal of $1,200,000 represents 12.95% of outstanding secured loans and 9.16% of company assets. The loan is secured by a single-family residence located in Santa Cruz County, California, with an interest rate of 8.75% and matures on August 1, 2015.

Larger loans sometimes increase above 10% of the secured loan portfolio or company assets as these amounts decrease due to member withdrawals and loan payoffs and due to restructuring of existing loans. It is anticipated that any loan currently exceeding 10% of assets will, when and as the secured loans portfolio grows, fall under 10% of assets.

Distribution of loans within California

Secured loans are distributed within California as summarized in the following table.

	September 30, 2012			December 31, 2011
	Loans	Principal	Percent	Loans	Principal	Percent
San Francisco	5	$2,799,096	30%	5	$2,490,816	30%
San Francisco Bay Area (1)	12	2,240,507	24	11	3,197,910	39
Northern California (1)	3	1,503,994	16	1	184,851	2
Southern California	12	2,724,928	30	8	2,379,751	29
Total secured loans	32	$9,268,525	100%	25	$8,253,328	100%

(1)	Excluding line(s) above.

Commitments/loan disbursements/construction and rehabilitation loans

The company may make construction and rehabilitation loans which are not fully disbursed at loan inception. The company will have approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents and would be funded from available cash balances and future cash receipts. The company does not maintain a separate cash reserve to hold the undisbursed obligations. As of September 30, 2012, there were no such loans.

Construction loans are determined by the managers to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties. For each such construction loan, the company has approved a maximum balance for such loan; however, disbursements are made in phases throughout the construction process. As of September 30, 2012, the company had no commitments for construction loans. Upon project completion construction loans are reclassified as permanent loans. Funding of construction loans is limited to 10% of the loan portfolio.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
September 30, 2012 (unaudited)

NOTE 4 – LOANS (continued)

Lien positions

Secured loans by lien position in the collateral are summarized in the following table.

	September 30, 2012			December 31, 2011
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	23	$6,661,778	72%	17	$6,383,100	77%
Second trust deeds	9	2,606,747	28	8	1,870,228	23
Total secured loans	32	9,268,525	100%	25	8,253,328	100%
Liens due other lenders at loan closing		5,190,381			4,569,311

Total debt		$14,458,906			$12,822,639

Appraised property value at loan closing		$27,476,112			$26,836,465

Percent of total debt to appraised
values (LTV) at loan closing (2)		52.62%			47.78%

(2)
Based on appraised values and liens due other lenders at loan closing. The loan to value computation does not take into account subsequent increases or decreases in security property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any.

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table.

Scheduled maturities, as of September 30, 2012	Loans	Principal	Percent
2012	1	$400,000	4%
2013	12	2,597,839	28
2014	2	267,818	3
2015	5	3,100,960	33
2016	5	995,723	11
Thereafter	7	1,906,185	21
Total secured loans	32	$9,268,525	100%

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
September 30, 2012 (unaudited)

NOTE 4 – LOANS (continued)

Delinquency

Secured loans summarized by payment delinquency are presented in the following table.

	September 30,	December 31,
Past due	2012	2011
30-89 days	$541,250	$670,600
90-179 days	150,206	—
180 or more days	—	—
Total past due	691,456	670,600
Current	8,577,069	7,582,728
Total secured loans	$9,268,525	$8,253,328

The company reports delinquency based upon the most recent contractual agreement with the borrower.

Interest income accrued on loans contractually past due 90 days or more as to principal or interest payments during the nine months ended September 30, 2012 was $9,281. Accrued interest on loans contractually past due 90 days or more as to principal or interest payments at September 30, 2012 was $4,682.

Loans in non-accrual status

Secured loans in nonaccrual status are summarized in the following table.

	September 30, 2012	December 31, 2011
Secured loans in nonaccrual status
Number of loans	1	—
Principal	$150,206	$—
Advances	1,118	—
Accrued interest	4,682	—
Loan balance	$156,006	$—
Foregone interest	$1,158	$—

At September 30, 2012 no loans were contractually 90 or more days past due as to principal or interest and not in non-accrual status.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
September 30, 2012 (unaudited)

NOTE 4 – LOANS (continued)

Impaired loans

Secured loans designated as impaired loans are summarized in the following table.

	September 30, 2012	December 31, 2011
Principal	$150,206	$—
Recorded investment (5)	$156,006	$—
Impaired loans without allowance	$156,006	$—
Impaired loans with allowance	$—	$—
Allowance for loan losses, impaired loans	$—	$—

(5)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Impaired loans had the average recorded investment and interest income recognized and received in cash as presented in the following table.

	September 30, 2012	December 31, 2011
Average recorded investment (computed on quarter-end balances)	$39,002	$—
Interest income recognized	$—	$—
Interest income received in cash	$—	$—

Modifications and troubled debt restructurings

During the nine months ended September 30, 2012, one performing interest-only loan was modified to extend its maturity date from July 1, 2012 to July 1, 2013 and to include principal and interest payments on a 25 year amortization. No secured loans had been modified at December 31, 2011.

For the nine months ended September 30, 2012 the company has not performed any troubled debt restructurings.

Allowance for loan losses

At September 30, 2012 and December 31, 2011, the company had not recorded an allowance for loan losses as the one loan designated as impaired had protective equity such that collection was highly likely for the amounts owing.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
September 30, 2012 (unaudited)

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

Fair values of assets and liabilities are determined based on the fair value hierarchy established in GAAP. The hierarchy is comprised of three levels of inputs to be used:

-
Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the company has the ability to access at the measurement date. An active market is a market in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

-	Level 2 inputs are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.
-
Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs reflect the company’s own assumptions about the assumptions market participants would use in pricing the asset or liability (including assumptions about risk). Unobservable inputs are developed based on the best information available in the circumstances and may include the company’s own data.

The company does not record its non-impaired loans at fair value on a recurring basis.  Impaired loans are measured at fair value on a non-recurring basis.  Impaired loans are carried at the lesser of the amount owed or the fair value of the underlying collateral.

The following methods and assumptions were used to estimate the fair value:

(a)	Cash and cash equivalents. The carrying amount equals fair value. All amounts, including interest bearing accounts, are subject to immediate withdrawal.

(b)
Secured loans (excluding impaired). The approximate fair value of the loans of $9,377,000 and $8,454,000 at September 30, 2012 and December 31, 2011, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans (with regards to specifics of property type, occupancy and lien position) would be made or are being made by RMC. The discount rates used at September 30, 2012 and December 31, 2011, averaged 8.5% for property types of single-family and multi-family residences and 9.5% for commercial and land property types. A market, such as would be required to designate the performing loans as being Level 1 or Level 2 does not exist. Sales of loans underwritten primarily as asset-based, are infrequent and are not usually publicly reported, even within the lending trade associations.

(c)
Impaired loans. The fair value of the one impaired loan without a specific loss reserve, was $150,206 and $150,980 at September 30, 2012 and December 31, 2011. Impaired loans are deemed collateral dependent, and the fair value of the loan is the lesser of the fair value of the collateral or the enforceable amount owing under the note. The fair value of the collateral is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values, and publicly available information on in-market transactions.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
September 30, 2012 (unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS AND SYNDICATION COSTS

Legal proceedings

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of deeds of trust, collect the debt owed under promissory notes, or to protect, or recoup its investment from real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance. As of September 30, 2012, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

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

Forward-Looking Statements

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the company and its assets, that the difference between net income recorded and cash distributed to members will diminish in the future, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future member withdrawals, the company’s full investment during the fourth quarter of 2012, future funding of loans by the company, and beliefs relating to the impact on the company from current economic conditions and trends in the financial and credit markets. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the Company has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

Current Economic Conditions

The San Francisco Bay Area and the Los Angeles metropolitan area are our most significant locations of lending activity and the economic health of these regions – as well as the performance of the national economy and the financial markets – is of primary importance in determining the availability of new lending opportunities and the performance of previously made loans.

The United States Gross Domestic Product (GDP) grew by 2.4 and 1.5 percent for 2010 and 2011, respectively. For the first three quarters of 2012, the GDP growth was 2.0, 1.5, and 2.0 percent for the first, second, and third quarters, respectively. The GDP growth remains stubbornly low, reflecting general attitudes the recovery taking place is slow, fragile and uneven. The Federal Reserve continues to help support economic recovery by maintaining a highly accommodative stance for monetary policy, purposefully keeping the target range for the federal funds rate at 0 to 0.25 percent. Further, the Federal Reserve anticipates economic conditions likely will continue to warrant these exceptionally low levels for the federal funds rate at least through late 2014.

Though the national economy seems to have stabilized and shows limited growth, the recovery is not necessarily broad or widespread. Areas experiencing growth are both spotty and regionally located and these improvements, while measurable, are not generally significant enough to improve conditions considerably off their recession lows. Patience is the virtue of the day as we wait for momentum to accelerate.

Employment, a significant factor in borrowers’ abilities to service their debts, has improved but progress has been slow. Employment is at far from desirable levels and, at the current pace; a full recovery likely will take several more years. Year-over-year unemployment saw improvement in the United States from 9.3 percent in June 2011 to 7.9 percent in September 2012. Likewise, in California, unemployment improved from 12.0 percent in June 2011 to 9.7 percent in September 2012. In the lending areas in which we have the greatest concentration of our loans, San Francisco County’s unemployment rate was 6.9 percent in September 2012 (7.8 percent in June 2011) and the Los Angeles/Long Beach/Glendale metropolitan area was 10.2 in September 2012 (11.1 percent in June 2011).

The technology sector, which is a significant driver in the San Francisco Bay Area economy and in employment, shows no signs of slowing. To date, real estate values continue to reflect upward pressure from the increase in employment in the area. Whether this progress continues will in large part be determined over the next weeks and months as the President, the lame-duck Congress and the newly elected Congress deal (or not) with the fiscal cliff, Europe continues to confront its structural and financial issues and the developing world, China in particular, deals with the global slowdown and their internal matters of politics and economics.

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

Results of Operations

Changes to the company’s operating results are presented in the following table for the three and nine month periods ended September 30, 2012 as compared to the same periods for 2011.

	Changes during the three months ended September 30, 2012 versus 2011		Changes during the nine months ended September 30, 2012 versus 2011
	Dollars	Percent	Dollars	Percent
Revenue
Interest income
Interest on loans, net	$(2,539)	(1)%	$76,738	19%
Imputed interest on formation loan	1,440	74	3,494	58
Other interest, net	950	(100)	—	—
Total interest income	(149)	—	80,232	19

Interest expense, amortization of discount on
imputed interest	1,440	74	3,494	58
Net interest income	(1,589)	(1)	76,738	19

Late fees	719	260	2,832	206
Other	(100)	(100)	250	167
Total revenues, net	(970)	(1)	79,820	19

Provision for loan losses	—	—	—	—

Operating expenses
Mortgage servicing fees	35	1	2,887	25
Asset management fees	—	—	—	—
Costs through RMC	6,886	59	26,319	96
Professional services	575	37	3,199	88
Other	3,655	431	9,404	281
Total operating expenses	11,151	59	41,809	91
Net income	$(12,121)	(8)%	$38,011	10%

Please refer to the above table and the statements of income in the financial statements included in Part I, Item 1 of this report throughout the discussion of Results of Operations.

Impact of general economic and market conditions on the company’s financial condition, results of operations and cash flows

The company broke impound and began operations in the fourth quarter of 2009. Since that time, the company has raised member capital at a moderate, steady pace and has increased assets from $1,708,000 at December 2009, to $6,452,000 at December 2010, to $10,447,000 at December 2011 and to $13,099,000 at September 2012.

Our investment in mortgage loans increased steadily since commencement of operations. Mortgage loan balances grew to $1,259,000 at December 2009, $3,174,000 at December 2010, $8,308,000 at December 2011 and $9,330,000 at September 2012. The company continues to conservatively underwrite mortgage loan opportunities with the goal of building a well performing mortgage loan portfolio, with the expectation of consistent, on-time mortgage payments. Our pipeline of loan applications is growing and we anticipate full investment during the fourth quarter of 2012.

RMI IX was launched during the Great Recession and with that backdrop in mind we have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that will create a mortgage portfolio that has substantial protective equity (i.e. safety margins to outstanding debt) as indicated by the overall conservative loan to value ratio (LTV) which at September 2012 was 53%. Thus per the appraisal-based valuations at the time of loan inception, borrowers have in the aggregate, just slightly less equity, 47%, than we as lenders have lent in the aggregate, 53% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans. See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for a presentation regarding our portfolio’s percentage of total debt to appraised value (LTV) at loan closing. We believe this conservative approach is prudent in a time of continuing economic uncertainty.

In spite of challenging economic and market conditions for real estate lenders since our launch, we have not experienced the market setbacks that have been typical for real estate lenders, in the past several years, including the highest borrower delinquency rates, default rates and foreclosure rates recorded since the Great Depression. Our lending results are a low delinquency rate; only one default and not a single property taken back in settlement of the debt. The tight market for mortgage credit among traditional lenders such as banks has increased the number of borrowers who meet our underwriting standards but who are no longer qualified for bank credit. These borrowers have been willing to accept our rates and fees. This is reflected in the favorable stated and effective yields on the portfolio discussed below in the section Revenue – Interest on loans, net.

The national economy, while currently stabilizing, has not exhibited enough growth potential to allow significant improvement off the low points reached during the recent recession. The company is a niche lender and with the existing credit constraints which developed during the last recession, has been able to find loan opportunities in markets it understands well.  Specifically, the San Francisco Bay Area which contains our most significant concentration of loans, is a market the managers know well as they have been lending in it over the last 30 years. The Bay Area is recently a strongly recovering real estate market, but as noted, many creditworthy borrowers in this area are not being well served due to credit and liquidity concerns that have developed and continue due to the recent recession. Excellent lending opportunities continue at low volumes which the company is using to expand its existing mortgage loan portfolio at favorable terms as indicated in the interest rate tables that follow.

Members’ capital at September 30, 2012, was approximately $12,282,000, an increase of $11,158,000 since December 31, 2009.

Comparison of the three and nine month periods ended September 30, 2012 versus the same periods ended September 30, 2011

Revenue – Interest on loans, net

The decrease in interest on loans, net for the three month period ended September 30, 2012, compared to the same period in 2011, is primarily due to a decrease in the portfolio’s average interest rate, offset by an increase in the portfolio’s loan balance. The increase in interest on loans, net for the nine month period ended September 30, 2012 compared to the same period in 2011, is primarily due to the growth of the secured loan portfolio.

Average secured loan balances, interest on loans, gross, and the corresponding interest rates are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Daily average secured loan balance(1)	$8,162,377	$7,679,400	$7,715,385	$6,313,131
Interest on loans, net	168,162	170,701	485,282	408,544
Amortization loan administration fees	12,268	6,501	41,075	28,009
Interest on loans, gross	180,430	177,202	526,357	436,553
Portfolio Average Yield Rate	9.06%	9.23%	9.17%	9.22%
Effective Yield Rate	8.84%	9.23%	9.10%	9.22%

(1)	Portfolio Review – See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for a detailed presentation on the secured loan portfolio.

Operating expenses

The increase in operating expenses for the three month period ended September 30, 2012 compared to the same period in 2011, reflects increased reimbursement of qualifying charges from RMC which in the previous year had been absorbed by RMC, and $2,724 paid in 2012 related to the 2011 California receipt tax imposed on LLCs. The increase in operating expenses for the nine month period ended September 30, 2012 compared to the same period in 2011, reflects the items noted earlier for the three month period as well as an increase in XBRL costs of $1,400 as this expense was only required in two quarters in 2011, and an increase in 2012 of $2,500 for estimated 2012 California receipt taxes imposed on LLCs.

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

The financial and credit markets faced significant disruptions beginning with the onset of the financial crisis, continuing with the Great Recession, and now ongoing with the Euro crisis; the United States federal deficit; and the modest, grinding economic recovery. Owners and acquirers of performing multi-family properties have benefited from availability of government sponsored lending chiefly through Fannie Mae, Freddie Mac and FHA and some homeowners are restructuring their mortgages through new financing programs aimed at assisting delinquent and underwater borrowers. As the real estate market ended its steep valuation declines and appears to be stabilizing, other real estate lenders have cautiously entered back into real estate lending, albeit to only the most credit worthy borrowers and properties that meet or exceed stringent financial and performance requirements.

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

During the three and nine month periods ended September 30, 2012 and 2011, the company, after allocation of syndication costs, made the following allocation of earnings both to the members who elected to participate in the distribution reinvestment plan, and those that chose to receive monthly distributions.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Reinvesting	$101,501	$54,148	$268,599	$133,562
Distributing	117,762	108,817	346,997	290,238
Total	$219,263	$162,965	$615,596	$423,800

Percent of members’ capital, electing distribution	54%	67%	56%	68%

Unit redemption program

Members have no right to withdraw from the company or to obtain the return of their capital account for at least one year from the date of purchase of units. In order to provide our members with a certain degree of liquidity, we have adopted a unit redemption program. Generally, one year after purchasing your units, a member may redeem all or part of their units, subject to certain significant restrictions and limitations. At that time, we may, subject to the significant restrictions and limitations described below, redeem the units presented for redemption to the extent that we have sufficient cash flow available to us to fund such redemption. The price paid for redeemed units will be based on the lesser of the purchase price paid by the redeeming member or the member's capital account balance as of the date of each redemption payment. For redemptions beginning after one year (but before two years), the redemptions will be calculated as 92% of purchase price or 92% of the capital account balance, whichever is less. Beginning after each of the subsequent years, the redemption percentages will increase to 94%, 96%, 98%, and 100%, respectively, of the purchase or capital account balance, whichever is less. The managers expect to see increasing numbers of redemptions once a member’s initial five-year holding period has passed due to the ability of members to redeem units without penalty. Notwithstanding the foregoing, with respect to any redemption, the number of units that may be redeemed per quarter per individual member will be subject to a maximum of the greater of 100,000 units or 25% of the member's units outstanding. For redemption requests requiring more than one quarter to fully redeem, the percentage discount amount that applies when the redemption payments begin will continue to apply throughout the entire redemption period and will apply to all units covered by such redemption request regardless of when the final redemption payment is made. Under our unit redemption program, in the event of an investor’s death, his or her heirs are provided with an option to redeem all or a portion of the investor’s units without penalty. There were no unit redemptions for the three and nine month periods ended September 30, 2012 and 2011.

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

There are no contractual obligations at September 30, 2012.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in the company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

As of September 30, 2012, 14,252,002 units had been sold in the offering, for gross offering proceeds of $14,252,002, including 523,193 units issued under our distribution reinvestment plan and 128,464 units from premiums paid by RMC.

From the subscription proceeds of $14,412,245, we incurred approximately $945,000 in selling commissions and from the subscriptions admitted of $13,600,345 (excluding units issued under our distribution reinvestment plan) we incurred approximately $612,000 in organization and offering costs. We intend to use substantially all of the net offering proceeds from the ongoing initial public offering to make loans.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	Manager of Gymno LLC	November 14, 2012

/S/ Michael R. Burwell
Michael R. Burwell	President Secretary/Treasurer of Redwood Mortgage Corp. (Principal Financial and Accounting Officer); Director of Redwood Mortgage Corp.	November 14, 2012