Form 10-K
period 2012-12-31
Redwood Mortgage Investors IX
filed 2013-03-29
CIK 1448038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2012

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
[   ] YES    [X] NO

The registrant’s units of membership interests are not publicly traded and therefore have no market value. The registrant is currently conducting the ongoing public offering of its units pursuant to a Registration Statement on Form S-11, which are being sold at $1.00 per unit.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus, dated December 4, 2012, and the supplement to the Prospectus, included as part of Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1, filed with the SEC on January 24, 2013, to the Registration Statement on Form S-11 (SEC File No. 333-181953) are incorporated by reference in the following sections of this report:

•	Part I – Item 1 – Business
•	Part III – Item 11 – Executive Compensation
•	Part III – Item 13 – Certain Relationships and Related Transactions, and Director Independence

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Index to Form 10-K

December 31, 2012

Part I

Forward-Looking Statements

Certain statements in this Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the company’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the company and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future member redemptions, 2013 annualized yield estimates and beliefs relating to the impact on the company from current economic conditions and trends in the financial and credit markets. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the company has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Item 1 – Business

Overview

Redwood Mortgage Investors IX, LLC (the “company”) is a Delaware limited liability company formed in October 2008 to make loans secured primarily by first and second deeds of trust on California real estate. Redwood Mortgage Corp. (“RMC”) and its wholly-owned subsidiary Gymno LLC (“Gymno”) are the managers of the company. The address of the company and the managers is 900 Veterans Blvd., Suite 500, Redwood City, California 94063.  The mortgage loans the company invests in are arranged and are generally serviced by RMC. Michael Burwell is the president and majority shareholder (through his holdings and beneficial interests in certain trusts) of RMC.

In June 2009, the Securities and Exchange Commission (SEC) declared the company’s Registration Statement effective and the company commenced its initial public offering. In June 2012, the company filed with the SEC a second registration statement on Form S-11 which, as declared effective in December 2012 and subsequently amended, provides for the offering of up to 150,000,000 units of its membership interests to the public and 37,500,000 units to its members pursuant to its distribution reinvestment plan.

Offering proceeds are released to the company and applied to investments in mortgage loans and the payment or reimbursement of organization and offering expenses. The amount of loans the company funds or acquires will depend upon the number of units sold in the public offering and the resulting amount of the net proceeds available for investment in loans.

The following summarizes the status of the offering proceeds, at $1 per unit, as of December 31, 2012:

•	Proceeds from investors in applicant status at December 31, 2012 (later accepted by the managers): $14,916,267
•	Proceeds under our distribution reinvestment plan from electing members: $636,405
•	Proceeds from premiums paid by RMC: $128,464(1)
•	Total proceeds from units sold from October 5, 2009, through December 31, 2012: $15,681,136

(1)
If a member acquired units through an unsolicited sale, the member’s capital account will be credited with the capital contribution plus the amount of the sales commissions, if any, paid by Redwood Mortgage Corp. that are specially allocated to the member.

The rights, duties and powers of the managers and members of the company are governed by the company’s operating agreement and the Delaware Limited Liability Company Act.

The managers are solely responsible for managing the business and affairs of the company, subject to the voting rights of the members on specified matters.  Any one of the managers acting alone has the power and authority to act for and bind the company.

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

A majority in interest of the members is required to elect a new manager to continue the company business after a manager ceases to be a manager due to its withdrawal.

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

Members should refer to the company's operating agreement for a more complete description of the provisions.

Lending and Investment Guidelines, Objectives and Criteria

The company’s primary objectives are to make investments which will:

•	Yield a high rate of return from mortgage lending;
•	Preserve and protect our capital; and
•	Generate and distribute cash flow from operations/investments to members.

Loans are arranged and generally serviced by RMC. The company generally funds loans:

•	Secured by deeds of trust on real property located in California;
•	Having monthly payments of interest only or principal and interest at fixed rates, calculated on a 30-year amortization basis;
•	Having maturities of 5 years or less, not to exceed 15 years.

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

The company’s investment criteria and policies are more fully described under the section entitled “Investment Objectives and Criteria,” at pages 63 and following of the company’s prospectus, dated December 4, 2012, which is incorporated herein by reference.

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

In the period from inception to 2012, many competitors reduced or eliminated their real estate lending activity due to declines in real estate values, increases in loan delinquencies and foreclosures and/or liquidity issues. Additionally, the declines in real estate values coupled with reduced overall sales and refinancing activity reduced the overall demand for loans. With the substantial real estate valuation declines that have taken place over the last several years far fewer borrowers have the ability to provide adequate security to back their loan requests. Underwriting standards have increased. Additionally, recent legislation has restricted loans that the company will consider funding. Competition from other lenders has declined with fewer active lenders in the market but fewer loan opportunities exist. Those loans that qualify for funding have become more difficult to find.  The company has been able to capitalize on the reduction in lenders as it has experienced a relative increase in capital available for lending.  As additional capital is raised we can compete in funding more as well as larger loans.

Regulations

We are subject to various federal, state and local laws and regulations that affect our business, described below. The description below and elsewhere in this Form 10-K, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

Regulations Applicable to Mortgage Lenders and Servicers

We and RMC, which arranges and generally services our loans, are heavily regulated by laws governing lending practices at the federal, state and local levels. In addition, proposals for further regulation of the financial services industry are continually being introduced.

These laws and regulations to which we and RMC are subject include those pertaining to:

•	real estate settlement procedures;
•	fair lending;
•	truth in lending;
•	compliance with federal and state disclosure requirements;
•	the establishment of maximum interest rates, finance charges and other charges;
•	loan servicing procedures;
•	secured transactions and foreclosure proceedings; and
•	privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers.

Some of the key federal and state laws affecting our business include:

•
Real Estate Settlement Procedures Act (RESPA). RESPA primarily regulates settlement procedures for real estate purchase and refinance transactions on residential (1-4 unit) properties. It governs lenders’ ability to require the use of specified third party providers for various settlement services, such as appraisal or escrow services. RESPA also governs the format of the good faith estimate of loan transaction charges and the HUD-1 escrow settlement statement.

•
Truth in Lending Act.  This federal act was enacted in 1968 for the purpose of regulating consumer financing and is implemented by the Consumer Financial Protection Bureau (CFPB). For real estate lenders, this act requires, among other things, advance disclosure of certain loan terms, calculation of the costs of the loan as demonstrated through an annual percentage rate (APR), and provides for the right of a consumer in a refinance transaction on their primary residence to rescind their loan within three days following signing.

•
Home Ownership and Equity Protection Act (HOEPA) and California Covered Loan Law.  HOEPA was passed in 1994 to provide additional disclosures for certain closed-end home mortgages with interest rates and fees in excess of certain percentage or amount thresholds. These regulations primarily focus on additional disclosure with respect to the terms of the loan to the borrower, the timing of such disclosures, and the prohibition of certain loan terms, including balloon payments and negative amortization.  The Consumer Financial Protection Bureau (CFPB) has recently issued additional rules which will a) lower the interest rate and fees thresholds, causing more loans to be ‘covered’ under the regulation, b) expand the prohibitions against certain loan terms, including prepayment penalties, and c) require that all borrowers of HOEPA loans first obtain home ownership counseling by a HUD-approved counselor. These changes will become effective in January, 2014. The failure to comply with the regulations will render the loan rescindable for up to three years. Lenders can also be held liable for attorneys’ fees, finance charges and fees paid by the borrower and certain other money damages. Similarly in California, Assembly Bill 489, which was signed into law in 2001 and became effective as of July 1, 2002, as Financial Code Section 4970, et. seq., provides for state regulation of “high cost” residential mortgage and consumer loans secured by liens on real property, which are equal to or less than the Fannie Mae/Freddie Mac conforming loan limits, with interest rates and fees exceeding a certain percentage or amount threshold. The law prohibits certain lending practices with respect to high cost loans, including the making of a loan without regard to the borrower’s ability to repay the debt. When making such loans, lenders must provide borrowers with a consumer disclosure, and provide for an additional rescission period prior to closing the loan.

•
Mortgage Disclosure Improvement Act.  Enacted in 2008, this act amended the Truth in Lending Act regulating the timing and delivery of loan disclosures for all mortgage loan transactions governed under RESPA.

•
Home Mortgage Disclosure Act. This act was enacted to provide for public access to statistical information on a lenders’ loan activity. It requires lenders to disclose certain information about the mortgage loans it originates and acquires, such as the race and gender of its customers, the disposition of mortgage applications, income levels and interest rate (i.e. annual percentage rate) information.

•
Red Flags Rule. The Red Flags Rule, which became effective on August 1, 2009, requires lenders and creditors to implement an identity theft prevention program to identify and respond to loan applications in which the misuse of a consumer’s personal identification may be suspected.

•
Graham-Leach-Bliley Act.  This act requires all businesses that have access to consumers’ personal identification information to implement a plan providing for security measures to protect that information. As part of this program, we provide applicants and borrowers with a copy of our privacy policy.

•
Dodd-Frank Act. The act enhanced regulatory requirements on banking entities and other organizations considered significant to U.S. financial markets. The act also provides for reform of the asset-backed securitization market. We do not expect these particular regulatory changes will have a material direct effect on our business or operations. The act imposes significant new regulatory restrictions on the origination and servicing of residential mortgage loans, under sections concerning “Mortgage Reform and Anti-Predatory Lending.” For example, these provisions require when a consumer loan is made, the lender must make a reasonable and good faith determination, based on verified and documented information concerning the consumer’s financial situation, whether the consumer has a reasonable ability to repay a residential mortgage loan before extending the loan. The act calls for regulations prohibiting a creditor from extending credit to a consumer secured by a high-cost mortgage without first receiving certification from an independent counselor approved by a government agency. The act also adds new provisions prohibiting balloon payments for defined high cost mortgages. The Act also established the CFPB, giving it regulatory authority over most federal consumer lending laws, including those relating to residential mortgage lending.

•
Homeowner’s Bill of Rights. Effective January 1, 2013, the state of California mandated specific loan servicing rules on all servicers of consumer loans secured by single family 1-4 owner occupied residential first mortgages. There are two categories of servicers defined in the law, small servicers which conducted 175 or fewer foreclosures in the preceding calendar year, and large servicers whose foreclosure volume exceeds the threshold. Among the requirements of the law are, establishment of a single point of contact for borrowers to resolve loan servicing issues and to request loan modifications, pre-foreclosure notice and disclosure requirements, a prohibition against ‘dual tracking’ in which the servicer proceeds with a foreclosure while simultaneously considering a loan modification, and a requirement that foreclosure notices be reviewed, complete and accurate (no ‘robo-signing’). This law provides for a private right of action by borrowers against their lenders, which could result in lengthy and costly delays in processing home loan foreclosures in the state.

•
Federal Loan Servicing Regulations. The CFPB has recently released final rules for servicing consumer loans on single family 1-4 residential properties. These rules will become effective in January, 2014. Among the key restrictions are a) timing form and content of periodic billing statements and adjustable rate mortgage notices, b) notice and timing requirements for forced-place insurance, c) single point of contact requirements, and d) loss mitigation requirements. Small servicers, defined as those servicing 5,000 or fewer mortgages, are exempt from much of the regulation.

Recent or Pending Legislation and Regulatory Proposals.

The recent credit crisis has led to an increased focus by federal, state and local legislators and regulatory authorities on entities engaged in the financial-services industry generally, principally banks, and on the mortgage industry specifically, principally with respect to residential lending to borrowers who intend to occupy the residence. A broad variety of legislative and regulatory proposals are continually being considered and such proposals cover mortgage loan products, loan terms and underwriting standards, risk management practices, foreclosure procedures and consumer protection, any or all of which could significantly affect the mortgage industry. These actions are intended to make it possible for qualified borrowers to obtain mortgage financing to purchase homes, refinance existing loans, avoid foreclosure on their homes, and to curb perceived lending abuses. It is too early to tell whether these legislative and regulatory initiatives, actions and proposals will achieve their intended effect or how they will affect our business and the mortgage industry generally.

•
Proposed Amendments to the U.S. Bankruptcy Code.  Since 2008, proposed legislation has been introduced before the U.S. Congress for the purpose of amending Chapter 13 in order to permit bankruptcy judges to modify certain terms in certain mortgages in bankruptcy proceedings, a practice commonly known as cramdown. Presently, Chapter 13 does not permit bankruptcy judges to modify mortgages of bankrupt borrowers. While the breadth and scope of the terms of the proposed amendments to Chapter 13 differ greatly, some commentators have suggested that such legislation could have the effect of increasing mortgage borrowing costs and thereby reducing the demand for mortgages throughout the industry. It is too early to tell when or if any of the proposed amendments to Chapter 13 may be enacted as proposed and what effect any such enacted amendments to Chapter 13 would have on the mortgage industry. Some local and state governmental authorities have taken, and others are contemplating taking, regulatory action to require increased loss mitigation outreach for borrowers, including the imposition of waiting periods prior to the filing of notices of default and the completion of foreclosure sales and, in some cases, moratoriums on foreclosures altogether.

•
Consumer Financial Protection Bureau’s QM Rule and Proposed QRM Rule.  Under the Dodd-Frank Act, the CFPB is charged with writing rules to implement two new underwriting standards, Qualified Mortgages (QM) and Qualified Residential Mortgages (QRM). Although these two regulations affect different areas of consumer finance, they have similar definitions under Dodd-Frank, and their implementation will most likely have a similar effect within the mortgage lending industry. Under Dodd-Frank, securitizers will be required to retain a 5% interest in any securities they issue, unless 100% of the securities in the offering meet the Qualified Residential Mortgage standard. The Qualified Mortgage will provide a safe harbor to lenders in meeting the “ability to pay” requirements in Dodd-Frank. If a residential loan is underwritten under the new QM guidelines, it will be presumed to be in compliance. To limit their liability, most institutional lenders will only be interested in writing loans that fall within the QM and QRM standards. If the rules are written with very narrow standards, it could have the possible effect of constricting the availability of credit to real property. It is anticipated that the QRM rule will be issued in the fall of 2013. The QM rule has been issued by the CFPB, and will become effective in January, 2014.

General Economic Conditions

The San Francisco Bay Area, including the South Bay/Silicon Valley, and the Los Angeles metropolitan area are our most significant locations of lending activity and the economic vitality of these regions – as well as the performance of the national economy and the financial markets – is of primary importance in determining the availability of new lending opportunities and the performance of previously made loans.

Employment has improved, but progress has been slow. At the current pace, a full recovery likely will take several more years.

In its March 18, 2013 report, the Wells Fargo Economics Group observed “improvement is still clearly evident from California’s latest employment figures, even though the state’s unemployment rate remained stubbornly high at 9.8 percent. … California’s unemployment rate has fallen 1.2 percentage points over the past year, as civilian employment increased 2.0 percent and the civilian labor force rose just 0.9 percent.”

In the lending areas in which we have the greatest concentration of our loans, San Francisco County’s unemployment rate was 6.9 percent in September 2012 (7.8 percent in June) and the Los Angeles/Long Beach/Glendale metropolitan area was 10.2 percent in September 2012 (11.1 percent in June). The technology sector, which is a significant driver in the San Francisco Bay Area economy and in employment, shows no signs of slowing. To date, real estate values continue to reflect upward pressure from the increase in employment in the region.

Commentators have confirmed this trend in recognizing the housing market finally might have turned the long-awaited corner in 2012. As the Wells Fargo Economics Group Housing Chartbook: January 2013 states “The housing recovery finally asserted itself in 2012, with nearly every key metric posting measurable improvement from prior years. Sales and prices both rebounded solidly this past year, and new home construction steadily gained momentum over the course of the year. Progress has been made in dealing with the imbalances left over from the housing boom. The share of delinquent loans has decreased, as has the distressed share of existing home sales and the proportion of mortgages in a negative equity position. However, important questions remain as to how large a role investor purchases have played in stabilizing home prices; how much credit availability has truly improved; and, what the government’s role in mortgage finance will ultimately be.”

This being the case, cautious optimism remains the order of the day, as pricing levels and market activity continue to trend positively, but only time will tell whether this improvement is a result of sustainable economic improvement or short-term opportunism. As the Wells Housing Chartbook of January 2013 further recognizes, “Sales of new homes rose 19.9 percent to 367,000, while sales of existing homes, condominiums and townhomes rose 9.2 percent to 4.65 million homes. But some of the stabilization in home prices is undeniably tied to the influx of investors that have come in and purchased homes, many for cash.”

More broadly, the United States Gross Domestic Product (GDP) according to the “third” estimate, increased by 0.4 percent in the fourth quarter of 2012. GDP increased 3.1, 1.5, and 2.0 percent for the third, second, and first quarters, respectively. GDP growth remains stubbornly low, reflecting general attitudes that the recovery-taking place is slow, fragile and uneven. The Federal Reserve continues to help support economic recovery by maintaining a highly accommodative stance for monetary policy, purposefully keeping the target range for the federal funds rate at 0 to ¼ percent. Further, the Federal Reserve anticipates economic conditions likely will continue to warrant these exceptionally low levels for the federal funds rate at least through late 2014, and anticipates it will continue purchasing $40 billion of mortgage-backed securities plus $45 billion of longer-term Treasury bonds each month, keeping longer-term mortgage and other interest rates lower than they would be otherwise.

Item 1A – Risk Factors

In considering our future performance and any forward-looking statements made in this report, the material risks described below should be considered carefully. These factors should be considered in conjunction with the other information included elsewhere in this report.

MORTGAGE LENDING AND REAL ESTATE RISKS

If We Are Unable to Raise Substantial Funds, We Will Be Limited in the Number and Type of Properties We May Finance
The ongoing offering of units to raise capital is being made on a “best efforts” basis, which means the broker-dealers participating in the offering are only required to use their best efforts to sell our units and have no firm commitment or obligation to purchase any of the units. As a result, we cannot assure you that any specific amount of gross proceeds will be raised beyond amounts previously raised. The maximum amount of this offering, at $1 per unit, is up to 150,000,000 units in the primary offering and up to 37,500,000 units in the distribution reinvestment plan. To the extent we sell less than such maximum amount and thus have less proceeds, we will originate and acquire fewer loans resulting in less diversification in terms of the number of properties financed, the geographic regions in which such properties are located and the types of properties securing the mortgages in which we invest. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. Your investment in our units will be subject to greater risk to the extent that we lack a diversified portfolio of mortgage assets. In addition, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition and ability to pay distributions could be adversely affected if we are unable to raise substantial funds.

Suitable Mortgage Loans May Not Be Available From Time to Time, Which Could Reduce Your Return on Investment
Our managers receive referrals from a variety of sources, but will only arrange loans that satisfy our investment criteria. The ability to find suitable loans is more difficult when the economy is weaker and there is less activity in the real estate market.  For example, currently the residential and commercial real estate markets in the San Francisco Bay Area are recovering from a significant downturn in investment and purchase activity in the market and less demand for mortgage loans. From time to time a similar decline in demand for loans may occur, and we may be unable to find a sufficient number of suitable loans which could leave us with excess cash. In such event, we will make short term, interim investments in government obligations, certificates of deposit, money market or other liquid asset accounts, with the offering proceeds pending investment in suitable loans. Interest returns on these investments are usually lower than on mortgage loans, which would reduce our profits and the yield to members.

Loan Defaults and Foreclosures May Adversely Affect Us
We are engaged in the business of lending and, as such, we are subject to the risk that borrowers may be unable to repay the loans we have made to them in accordance with the terms of the loan agreement. Most loans will be interest only or interest with small periodic repayments of principal.  This means:

• The loans are structured to provide for relatively small monthly payments, typically interest only, with a large “balloon” payment of principal due at the end of the term. Many borrowers are unable to repay such loans at maturity out of their own funds and are compelled to refinance or sell their property.

• Defaults and foreclosures may increase if the economy weakens or if interest rates increase, which may make it more difficult for borrowers to refinance their loans at maturity or sell their property.

• If a borrower is unable to repay the loan and defaults, we may be forced to acquire the property at a foreclosure sale.  If we cannot quickly sell or refinance such property, and the property does not produce income in excess of expenses, our profitability will be adversely affected.

• Recently enacted borrower protection laws, both Federal and in California, impose additional notice and disclosure requirements on lenders which may slow or limit a lender’s ability to exercise remedies against residential real property collateral (principally one to four family properties), including rights to sell the property in a foreclosure sale and certain rights of tenants residing in the properties. We are aware of other proposed federal and state legislation under consideration which, if enacted, may significantly limit a lender’s ability to exercise remedies against residential real property collateral following a borrower’s default in the performance of its loan obligations.

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

We Must Rely on Appraisals Which May Not Be Accurate or May Be Affected by Subsequent Events
We will rely on appraisals prepared by unrelated third parties to determine the fair market value of real property used to secure our loans. We rely on such appraisals for, among other matters, determining our loan-to-value ratios. In the case of a loan made in connection with a pending property purchase, an appraisal may, for various reasons, reflect a higher or lower value than the purchase amount; we will nevertheless base our loan-to-value ratios on the appraised value, rather than on such purchase amount. We cannot guarantee that such appraisals will, in any or all cases, be accurate or that the appraisals will reflect the actual amount buyers will pay for the property. If an appraisal is not accurate, our loan would not be as secure as we anticipated. In the event of foreclosure, we may not be able to recover our entire investment. Additionally, since an appraisal fixes the value of real property at a given point in time, subsequent events could adversely affect the value of the real property used to secure a loan. For example, if the value of the property declines to a value below the amount of the loan, the loan could become under-collateralized. This would result in a risk of loss for us if the borrower defaults on the loan.

Our Emphasis on the Collateral Value of the Real Estate Securing our Loans May Increase the Risk of Loan Defaults and Foreclosures
The cash flow and the income generated by the real property that is to secure the loan are factors affecting our decision to make a particular loan, as are the general creditworthiness, experience and reputation of the borrower. For loans secured by real property, other than owner occupied personal residences, those considerations are subordinate to a determination that the value of the real property is sufficient, in and of itself, as a source of repayment. The amount of the loan combined with the outstanding debt and claims secured by a senior deed of trust on the real property generally will not exceed a specified percentage of the appraised value of the property (the loan-to-value ratio) as determined by an independent written appraisal at the time the loan is made. The loan-to-value ratio generally will not exceed 80% for residential properties (including multi-family), 75% for commercial properties, and 50% for land. The excess of the value of the collateral securing the loan over our debt and any senior debt owing on the property is the “protective equity.” Our emphasis on asset based lending may increase the risk of loan defaults by borrowers and foreclosures.

We Compete With Many Other Mortgage Lenders for Loans Which Could Lead to Lower Yields and Fewer Lending Opportunities
Increased competition for mortgage loans could lead to reduced yields and fewer investment opportunities. The mortgage lending business is highly competitive, and we compete with numerous established entities, some of which have more financial resources and experience in the mortgage lending business than our managers. We will encounter significant competition from banks, insurance companies, savings and loan associations, mortgage bankers, pension funds, real estate investment trusts and other lenders with objectives similar in whole or in part to ours.

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

We Make Construction Loans Which May Subject Us to Greater Risks
We may make construction loans up to a maximum of 10% of our loan portfolio. Construction loans are those loans made to borrowers constructing entirely new structures or dwellings, whether residential, commercial or multi-family properties. Investing in construction loans subjects us to greater risk than loans related to properties with operating histories. If we foreclose on property under construction, construction will generally have to be completed before the property can begin to generate an income stream or could be sold. We may not have adequate cash reserves on hand with respect to junior encumbrances and/or construction loans at all times to protect our security. If we have inadequate cash reserves, we could suffer a loss of our investment. Additionally, we may be required to obtain permanent financing of the property in addition to the construction loan which could involve the payment of significant fees and additional cash obligations for us. As of December 31, 2012, we had not funded any construction loans.

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

Owning Real Estate Following Foreclosure Will Subject Us to Additional Risks
If a borrower is unable to pay our loan or refinance it when it is due, we may elect to institute foreclosure proceedings against the borrower to secure satisfaction of the debt. Although we may immediately be able to sell the property, sometimes we will be required to own the property for a period of time. We will be subject to certain economic and liability risks attendant to property ownership which may affect our profitability. The risks of ownership will include the following:

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

• We will be required to maintain insurance for property and liability exposures such as potential liability for any injury that occurs on or to the property.

• We will be subject to state and federal laws and local municipal codes and penalties relating to tenant retention and the maintenance and upkeep of lender owned properties.

• We may be subject to federal and state tax laws and regulations with respect to the tax treatment of items of our income, gain, loss or deductions for real estate held for investment, rental and/or sale, which in turn may result in federal and state tax payment and filing exposure for our members.

The Newly Effective Consumer Financial Protection Bureau Could Increase Our Administrative Burdens
Established under the Dodd-Frank Act, the Consumer Financial Protection Bureau, or CFPB, is charged with authority over all federal consumer lending regulations and with implementing a large number of federal consumer legislation, including ECOA, RESPA, the Fair Lending Act, the Truth in Lending Act, the Home Ownership and Equity Protection Act and the Mortgage Disclosure Improvement Act. Residing within the Federal Reserve, the CFPB has been officially operating since July 21, 2011. In addition to its regulatory authority, the CFPB will have examination authority over all federal and state non-depository lending institutions, including mortgage brokers and lenders. In January 2012 the CFPB released examination procedures for loan servicing and for loan origination. The company is subject to possible examination by the CFPB. Such examinations, as well as regulations the CFPB might issue in the future, could ultimately increase our administrative burdens and adversely affect the return to our members.

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

As of December 31, 2012, we had not foreclosed any properties.

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

Unintended Violations of Usury Statutes May Adversely Affect Us
Usury laws impose restrictions on the maximum interest that may be charged on our loans. Subject to applicable requirements of California law, loans originated by a licensed California real estate broker or a licensed California Finance Lender will be exempt from applicable California usury provisions. Since Redwood Mortgage Corp., a licensed California real estate broker and a holder of a California Finance Lenders license, or CFL license, originates our loans, our loans should be exempt from applicable state usury provisions. Nevertheless, unintended violations of the usury statutes may occur. In such an event, we may have insufficient cash to pay any damages, thereby adversely affecting our operations. We could also lose our entire investment. We also intend to apply for a CFL license in the name of Redwood Mortgage Investors IX, LLC, to provide additional flexibility in establishing the usury exemption.

If We Make High Cost Mortgages, We Will Be Required to Comply With Additional Regulations
Although we anticipate making relatively few loans that would qualify as “high cost mortgages,” as defined by regulations of the CFPB, the failure to comply with these regulations could adversely affect us. A high cost mortgage is any loan made to a consumer secured by the consumer’s principal residence if either (i) the annual percentage rate exceeds by more than 8%, the yield on Treasury securities having comparable periods of maturity for first mortgages, or 10% for junior mortgages or (ii) the total fees payable by a consumer at or before closing exceed 8% of the total loan amount. These regulations primarily focus on:

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

We Operate in a Highly Regulated Industry and the Failure to Comply with Such Regulations Will Materially Adversely Affect Our Business
The mortgage business has traditionally been highly regulated. The costs of complying with these regulations could adversely affect our profitability, and violations of these regulations could materially adversely affect our business and financial results. Recently, the turmoil in our industry has led to various proposed new legislation, rules and regulations by federal, state and local authorities relating to the origination and servicing of mortgage loans. If enacted, these initiatives could result in delayed or reduced collections from mortgagors, limitations on the foreclosure process and generally increased loan origination and servicing costs. These legislative and regulatory initiatives could ultimately increase our administrative burdens and adversely affect the returns to our members.

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

Larger Loans May Result in Less Diversity and May Increase Risk
Investing in fewer, larger loans generally decreases diversification of the portfolio and increases the risk of loss and the possible reduction in profits and yield to our members in the case of a delinquency of such a loan. However, since larger loans generally will carry a somewhat higher interest rate, our managers may determine, from time to time, that a relatively larger loan is advisable for us. Our maximum investment in a loan will not exceed 10% of the then total gross proceeds of our offerings.

Use of Borrowed Money May Reduce Our Profitability or Cause Losses Through Liquidation
We are permitted to borrow funds for the purpose of making loans, for increased liquidity, reducing cash reserve needs or for any other proper purpose on any terms commercially available. We may assign all or a portion of our loan portfolio and/or all or a portion of real estate that we own as security for such loans. Our managers may not leverage more than, and our total indebtedness may not at any time exceed, 50% of members’ capital.
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

Marshaling of Assets Could Delay or Reduce Recovery of Loans
As security for a single loan, we may require a borrower to execute deeds of trust on other properties owned by the borrower in addition to the property the borrower is purchasing or refinancing. In the event of a default by the borrower, we may be required to “marshal” the assets of the borrower. Marshaling is an equitable doctrine used to protect a junior lienholder with a security interest in a single property from being “squeezed out” by a senior lienholder, such as us, with a security interest not only in the property, but in one or more additional properties. Accordingly, if another creditor of the borrower forced us to marshal the borrower’s assets, foreclosure and eventual recovery of the loan could be delayed or reduced, and our costs associated therewith could be increased.

We May Provide Loans to Borrowers Who Are in Default Under Other of Their Obligations
The cash flow and the income generated by the real property that is to secure the loan are factors affecting our decision to make a particular loan, as are the general creditworthiness, experience and reputation of the borrower. For loans secured by real property, other than owner occupied personal residences, those considerations are subordinate to a determination that the value of the real property is sufficient, in and of itself, as a source of repayment. Accordingly, loans may be made to borrowers who are in default under other of their obligations (e.g., to consolidate their debts) or who do not have sources of income that would be sufficient to qualify for loans from other lenders such as banks or savings and loan associations.  There is a greater risk that such borrowers will default under loans we make to them.

We May Face Potential Liability for Toxic or Hazardous Substances
If we take an equity interest in, management control of, or foreclose on any of the loans, we may be considered the owner of the real property securing such loans. In the event of any environmental contamination, there can be no assurance that we would not incur full recourse liability for the entire cost of any such removal and cleanup, even if we did not know about or participate in the contamination. Full recourse liability means that any of our property, including the contaminated property, could be sold in order to pay the costs of cleanup in excess of the value of the property at which such contamination occurred. In addition, we could incur liability to tenants and other users of the affected property, or users of neighboring property, including liability for consequential damages. Consequential damages are damages that are a consequence of the contamination but are not costs required to clean up the contamination, such as lost profits of a business.

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

The Reduced Availability of Mortgage Loans and the Volatility and Reduced Liquidity in the Financial Markets May Adversely Affect Our Results
Following the 2008 financial crisis and the resulting, so-called “Great Recession,” the constrained credit markets offer fewer mortgage loan options, stricter loan qualifications and other constraints on the availability of mortgage financing, which make it more difficult for some borrowers to finance the purchase or refinance of real estate. These factors have caused reduced levels of investment and purchase activity and may increase the likelihood of defaults on our loans and, consequently, reduce our profits and our ability to pay distributions to our members.

Certain Economic Events Could Cause Declines in Cash Flows
Certain events such as general economic downturns, recessions, depressions, dramatic changes in interest rates and periods of illiquidity can disrupt expected cash returns from mortgage lending. These types of events are difficult to predict and can occur unexpectedly.

Beginning in 2008 and still continuing to some degree today, the economic events and ramifications of the so-called “Great Recession” caused great disruption to a number of industries, including financial services, real estate and mortgage lending. During this period, mortgage lenders throughout the country experienced increased loan delinquencies, loan defaults and foreclosures well above normal. In 2008, our sponsors were operating three public and two private mortgage programs with investment objectives similar to ours. Each of these programs had a significant portion of their loans become delinquent, which often resulted in these programs acquiring the real estate securing the loans. The migration from current loans to delinquent loans and then to real estate owned significantly reduced the programs’ cash flows as well as caused them to incur losses due primarily to increases in loan loss reserves and losses upon the sale of real estate owned. Even when the real estate owned by these programs generated rental revenue, that revenue generally did not fully replace the cash flows that were previously generated by loans.
The reduced cash flows in Redwood Mortgage Investors VIII, one of the programs operated by our sponsors, required the suspension of limited partner capital liquidations in March 2009 in order to maintain adequate cash availability to meet partnership expenses and provide sufficient cash to protect partnership assets.
Redwood Mortgage Investors VIII had leveraged its portfolio with a line of credit. In 2010, as a result of a technical default to its financial loan covenants, a forbearance agreement and an amended loan agreement were entered into with the lender causing the line of credit principal amount to be fixed and repaid in installments on an accelerated basis, including certain other covenants and conditions.  Redwood Mortgage Investors VIII made the final payment owing in September 2012.
Should as significant an economic deterioration occur again, we could suffer the same declines in cash flows and increases in loan delinquencies as was experienced by mortgage lenders in general during this period of financial crisis and Great Recession.

Our Operating Results May be Affected by Economic and Regulatory Changes That Have an Adverse Impact on the Real Estate Market
Our operating results will be subject to risks generally associated with the ownership of assets related to the real estate industry, including:

• changes in interest rates and availability of mortgage loans;

• changes in general economic or local conditions; and

• changes in tax, environmental, zoning and other real estate laws.

Due to these reasons, among others, we cannot assure you that we will be profitable or that we will maintain profitability.

The Concentration of Loans with a Single Borrower May Increase Our Risks
We may invest in multiple secured loans that share a common borrower. The aggregate of our loans, however, to any one borrower may not exceed 10% of the gross proceeds of our offerings of units. The bankruptcy, insolvency or other inability of any borrower that is the subject of multiple loans to pay interest or repay principal on its loans would have adverse effects on our income and reduce the amount of funds available for distribution to members. The more concentrated our portfolio is with one or a few borrowers, the greater credit risk we face. The loss of any one of these borrowers would have a material adverse effect on our financial condition and results of operations.

INVESTMENT RISKS

We Have a Limited Operating History and We Cannot Assure You That We Will Be Successful in the Marketplace
We were organized in 2008 and commenced active operations in October 2009. Consequently, we have a limited operating history, which makes it difficult to evaluate our future prospects.  You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are in a similar stage of development. The past performance of other mortgage programs sponsored by our managers is not necessarily indicative of our future performance and there can be no assurance that we will achieve comparable results.

To be successful in this market, we must, among other things:

• identify and make loans that further our investment objectives;
• expand and maintain our network of participating broker-dealers;
• attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;
• respond to lending competition as well as to competition for  potential investors; and
• continue to build and expand our operational structure to support our business.

We cannot guarantee we will succeed in achieving these goals, and our failure to do so could cause our investors to lose some of their investment.

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

Our operating agreement also imposes substantial restrictions upon your ability to transfer units. The operating agreement provides you with a limited right to redeem units, subject to certain limitations and requirements. The amount that a redeeming member will receive from the company is based on the lesser of the purchase price paid by the redeeming member or the redeeming member’s capital account balance as of the date of each redemption payment. A capital account is a sum calculated for tax and accounting purposes, and may be greater than or less than the fair market value of such member’s interest in the company. The fair market value of your units will be irrelevant in determining amounts to be paid upon redemption. As described above, the amount received by a redeeming member may, under certain circumstances, be based on the member’s capital account balance as of the date of each redemption payment, rather than the date of the redemption request. Accordingly, the amount paid to a member upon redemption may not reflect the redeeming member’s capital balance as of the date on which the redemption request was made. In addition, your units may not be readily accepted as collateral for a loan. Consequently, you should consider the purchase of units only as a long-term investment.

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

Moreover, our managers reserve the right, in their sole discretion, at any time, to reject any request for redemption, or to suspend or terminate the acceptance of new redemption requests without prior notice, or to terminate, suspend or amend the unit redemption program upon 30 days’ written notice. Therefore, in making a decision to purchase units, you should not assume that you will be able to sell any of your units back to us pursuant to our redemption program.

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

We May Pay Distributions From Sources Other Than Cash Flow From Operating Activities Which Will Result in Fewer Funds Available to Invest in Mortgages and Could Reduce Our Members’ Overall Return
In the event we do not have enough cash flow from operating activities to fund our distributions, we may need to defer or reduce distributions or fund distributions from cash on hand, which may include proceeds from offerings and loan repayments from borrowers.

You Must Rely on Our Managers for Management Decisions; You Will Have No Control Over Our Operation
All decisions with respect to our management will be made exclusively by our managers. In addition, our managers arrange and generally service all of our mortgage loans. Our success will, to a large extent, depend on the quality of our management, particularly as it relates to lending decisions. You have no right or power to take part in our management. Accordingly, you should not purchase any of the units offered unless you are willing to entrust all aspects of management to our managers. You should carefully evaluate our managers’ capabilities to perform such functions.

Because We Do Not Have Independent Directors, Members May Have Less Protection Against Affiliated Transactions and Conflicts of Interests
We are managed by our managers who have various conflicts of interest in connection with their management of us. We do not have a board of directors or any independent directors. The absence of independent directors may leave our members with less protection against affiliated transactions and conflicts of interest arising out of our relationship with our managers and their affiliates and similar matters. These include arrangements pursuant to which our managers and their affiliates are compensated by us. If actions are taken by our managers, or expenses are incurred that are not in our best interests, it could have a material adverse effect on our business and operations.

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

Your Ability to Recover Your Investment on Dissolution and Termination Will Be Limited
In the event of our dissolution or termination, the proceeds realized from the liquidation of assets, if any, will be distributed to the members only after the satisfaction of claims of creditors. Accordingly, your ability to recover all or any portion of your investment under such circumstances will depend on the amount of funds so realized and claims to be satisfied from those proceeds. Additionally, if you have elected to reinvest your distributions into additional units through your participation in our distribution reinvestment plan, you could lose such reinvested distributions in addition to the amount of your initial investment.

We Established the $1 Per Unit Offering Price on an Arbitrary Basis
We arbitrarily determined the $1 per unit selling price for our offerings of units as well as the $1 per unit price for reinvestment of distributions. Such price bears no relationship to our book or asset values. Such price also is not necessarily the amount you may receive pursuant to your limited right to redeem units, subject to certain requirements. The amount that a redeeming member will receive is the lesser of the purchase price for the redeemed units or the redeeming member’s capital account balance as of the date of each redemption payment. The fair market value of your interest in the company will be irrelevant in determining amounts to be paid upon redemption.

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

We May Be Unable to Insure Against Certain Kinds of Losses
We will require comprehensive insurance, including fire and extended coverage, which is customarily obtained for or by a lender, on properties in which we acquire a security interest. Generally, such insurance will be obtained by and at the cost of the borrower. However, there are certain types of losses (generally of a catastrophic nature, such as civil disturbances and acts of God such as earthquakes, floods and slides) which are either uninsurable or not economically insurable. Should such a disaster occur to, or cause the destruction of, any property serving as collateral for a loan, we could lose both our invested capital and anticipated profits from such investment. In addition, on certain real estate owned by us as a result of foreclosure, we may require homeowner’s liability insurance. However, insurance may not be available for theft, vandalism, land or mud slides, hazardous substances or earthquakes on all real estate owned and losses may result from destruction or vandalism of the property which would adversely affect our profitability.

Our Anticipated Concentration of Mortgages in the San Francisco Bay Area Exposes Us to Greater Risks of Loss if the Local Economy Weakens
We expect that a significant majority of our loans will be secured by properties located in nine counties that comprise the San Francisco Bay Area (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, Marin, Napa, Solano and Sonoma). As is the case nationally, the residential and commercial real estate markets in California, including the San Francisco Bay Area, have experienced a downturn. Our anticipated concentration of loans in the San Francisco Bay Area exposes us to greater risk of loss if the economy in the San Francisco Bay Area weakens than would be the case if our loans were spread throughout California or the nation. The San Francisco Bay Area economy and/or real estate market conditions could be weakened by:

• an extended economic slowdown or recession in the area;

• overbuilding of commercial and residential properties;

    • relocation of businesses outside of the area due to economic factors such as high cost of living and of doing business within the region;

    • increased interest rates, thereby weakening the general real estate market; and

• reductions in the availability of credit.
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
• approve or disapprove the sale of all or substantially all of our assets; and
• remove or replace one or all of our managers or elect additional or new managers.

If you do not vote with the majority in interest of the other members, you nonetheless will be bound by the majority vote. Our managers will have the right to increase our current offering of units or conduct additional offerings of units without obtaining your consent or the consent of any other member.

The Formation Loan May Be Forgiven Under Certain Circumstances
We will loan to Redwood Mortgage Corp., a manager, funds in an amount equal to the sales commissions and amounts payable in connection with unsolicited sales. The formation loan will be an unsecured loan that will not bear interest and will be repaid in annual installments.  During the offering period, Redwood Mortgage Corp. will make annual installments of one-tenth of the principal balance of the formation loan as of December 31 of the prior year. Such payment will be due and payable by December 31 of the following year. Prior to the termination of our offering of units, the principal balance of the formation loan will increase as additional sales of units are made each year. Upon completion of the offering, the balance of the formation loan will be repaid in 10 equal annual installments of principal, without interest, commencing on December 31 of the year following the year the offering terminates.

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

You Will Have Limited Ability to Liquidate Your Investment Prior to the End of Our Term and May Experience Delays in Receiving Distributions Upon Liquidation
Under our operating agreement, we will continue to operate until October 8, 2028, unless our term is extended by the vote of a majority in interest of the members. While we do not currently intend to cease operations prior to the end of our term and do not anticipate providing liquidity to our members prior to such time (other than on a limited basis through our unit redemption program), we may dissolve and terminate earlier upon the occurrence of various events described in our operating agreement or by operation of law. Upon our dissolution, our managers will seek to promptly liquidate our assets for the best price reasonably obtainable and to use any proceeds to satisfy our debts, and then to distribute any remaining proceeds to our members and managers in accordance with the terms of our operating agreement. However, there is no assurance that our managers will be successful in liquidating us on our anticipated termination date or any earlier dissolution date. Delays in liquidation may arise due to market conditions and other factors beyond the control of our managers. In the event we are unable to liquidate on or prior to the end of our anticipated term, you and other members may not receive distributions of remaining proceeds, if any, in a timely manner or at all.

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

Delays in Investment Could Adversely Affect Your Return
A delay will occur between the time investors purchase our units in our ongoing offering of units and the time the net proceeds of the offering are invested. This delay could adversely affect the return paid. In order to mitigate this risk, pending the investment of the proceeds, funds will be placed in highly liquid, short-term investments designated by our managers. The interest earned on such interim investments is expected to be less than the interest we would earn on loans.

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

Conflicts May Arise as a Result of Our Managers’ Legal and Financial Obligations to Other Mortgage Programs
Our managers and their affiliates are currently involved with five mortgage programs with investment objectives similar to ours. They may also organize other mortgage programs in the future with investment objectives similar to ours.  Our managers and such affiliates have legal and financial obligations with respect to these other mortgage programs that are similar to their obligations with respect to us. These obligations may at times conflict or require our managers to limit the resources allocated to us and these other programs.

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

The Amount of Loan Brokerage Commissions and Other Compensation of Our Managers May Affect the Rate of Return to You
None of the compensation payable to our managers was determined by arm’s-length negotiations. We anticipate that the loan brokerage commissions charged to borrowers by Redwood Mortgage Corp., one of our managers, will average approximately 2%-5% of the principal amount of each loan, but may be higher or lower depending upon market conditions.  Any increase in the loan brokerage commission charged on loans may have a direct, adverse effect on the interest rates we charge on loans and thus the overall rate of return to you. This conflict of interest will exist in connection with every loan transaction, and you must rely upon the fiduciary duties of our managers to protect your interests.

If Our Managers Lose or are Unable to Obtain Key Personnel or One or More of Their Key Personnel Decides to Compete With Us, Our Ability to Implement Our Strategic Plans Could be Impaired
We depend on the diligence, experience and skills of certain executive officers and other key personnel of our managers and their affiliates, including Michael R. Burwell, Diana B. Mandarino and Lorene A. Randich, for the selection, acquisition, structuring and monitoring of our lending and investment activities. These individuals are not bound by employment agreements with the managers or with us. If any of our managers’ key personnel were to cease their employment with them or their affiliates, our operating results could suffer. One of our managers has obtained life insurance policies on Michael Burwell, one of their key personnel. There is no assurance that such insurance will be sufficient to protect against events that may adversely affect our ability to implement our strategies. We also believe that our future success depends, in large part, upon the ability of our managers or their affiliates to hire and retain highly skilled managerial, operational and marketing personnel. We cannot assure you that they will be successful in attracting and retaining such personnel. The loss of key personnel and the inability of our managers to hire any key person could harm our business, financial condition, cash flow and results of operations.

We Will Rely on Independent Broker-Dealers to Sell Units in the Offering
We are offering the units in our ongoing offering through selected broker-dealers who are members of FINRA. None of the broker-dealers participating in the offering will be affiliated with our sponsors or our managers. Because we do not have a captive or affiliated broker-dealer that will be exclusively or primarily focused on selling our units, our ability to successfully complete the offering will depend, in large part, on our ability to develop and maintain relationships with a sufficient number of unaffiliated participating broker-dealers. These broker-dealers are engaged in the sale of various securities and investment products beyond those offered by us, including those of competing mortgage programs. In the event we are unable to enter into selling agreements with a sufficient number of qualified participating broker-dealers, or if those participating broker-dealers engaged by us fail to devote sufficient time and attention to the marketing of our units, we may be unable to raise a sufficient amount of funds in the offering as may be necessary to enable us to be successful.

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

Your Ability to Offset Income With Our Losses May be Limited
We are engaged in mortgage lending.  We take the position that we are engaged in the active conduct of equity-financed lending. Under the applicable regulations, each member is required to report separately on its income tax return its distributive share of our income as nonpassive income. Each member’s distributive share of our losses, if any, will be reported as passive losses. Passive losses may be used to offset passive income. To the extent that passive losses do not offset passive income, they may be carried forward to offset passive income in future years.  It is possible, however, that the IRS could assert that our income is properly treated as portfolio income for purposes of those limitations. Such treatment is subject to the interpretation of complex Treasury regulations, and is dependent upon a number of factors, such as whether we are engaged in a trade or business, the extent to which we incur liabilities in connection with our activities, and the proper matching of the allocable expenses incurred in the production of income. There can be no assurance that an IRS challenge to our characterization of our income will not succeed. It also is possible that we might be unable to allocate expenses to the income produced, in which case members might find their ability to offset income with allocable expenses limited by the 2% floor on miscellaneous investment expenses.

Your Tax Liability May Exceed the Cash You Receive
Your tax liabilities associated with an investment in the units for a given year may exceed the amount of cash we distribute to you during such year. As a member, you will be taxed on your allocable share of our taxable income whether or not you actually receive cash distributions from us. Your taxable income could exceed cash distributions you receive, for example, if you elect to reinvest into additional units the cash distributions you would otherwise have received. Taxable income in excess of cash distributions also could result if we were to generate so-called “phantom income” (taxable income without an associated receipt of cash). Phantom income could be recognized from a number of sources, including, without limitation, any established loan loss reserves or fluctuation thereof, repayment of principal on loans incurred by the company as well as imputed income due to original issue discount, market discount, imputed interest and significant modifications to existing loans.

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

Tax Audits Could Result in Adjustments to Your Tax Returns
The IRS and state tax authorities could challenge certain federal and state income tax positions, respectively, taken by us if we are audited. Any adjustment to our return resulting from an audit by a tax authority would result in adjustments to your tax returns and might result in an examination of items in such returns unrelated to your investment in the units or an examination of tax returns for prior or later years. Moreover, we and our members could incur substantial legal and accounting costs in contesting any challenge by a tax authority, regardless of the outcome. Our managers generally will have the authority and power to act for, and bind the company in connection with, any such audit or adjustment for administrative or judicial proceedings in connection therewith.

You May be Subject to State and Local Tax Laws
The state in which you reside may impose an income tax upon your share of our taxable income. Furthermore, states such as California, in which we will own property generally impose income tax upon a member’s share of the company’s taxable income considered allocable to such states, whether or not a member resides in that state.  As a result, a nonresident member may be required to file a tax return in California and any other such state. Differences may exist between federal income tax laws and state and local income tax laws. We may be required to withhold state taxes from distributions to members in certain instances. You are urged to consult with your own tax advisers with respect to state and local tax consequences of an investment in our units.

The IRS may Argue that Our Allocations to You May Not Have Substantial Economic Effect
For U.S. federal income tax purposes, allocations to you of our items of income, gain, loss, deduction and credit will be governed by our operating agreement if such allocations have “substantial economic effect.” The rules for determining whether an allocation has substantial economic effect provide a safe harbor under which allocations generally will be respected. Our operating agreement does not satisfy the requirements for the substantial economic effect safe harbor.  However, because our operating agreement generally allocates profits and losses in the same manner as cash distributions are made, we believe these allocations are in accordance with the members’ interests in our units and thus should be respected. However, there can be no assurance that the IRS will not challenge the allocations and will not attempt to reallocate profits and losses among the members and/or the managers.  Any successful challenge by the IRS to such allocations could have a material adverse effect on your investment in our units.

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

ERISA RISKS

Risks of Investment by Benefit Plan Investors and Other Tax-Exempt Investors
In considering an investment in the units, if you are an employee benefit plan subject to ERISA, you should consider, among other things, (i) whether the investment satisfies the diversification requirements of Section 404(a)(1)(C) of ERISA; and (ii) whether the investment is prudent, since there may not be a market created in which you can sell or otherwise dispose of the units. In addition if you are a tax-qualified pension or 401(k) plan or an IRA, you should consider (i) whether a distribution of units from a tax-qualified plan or IRA would be accepted by an IRA custodian as a rollover, and if not, the automatic 20% income tax withholding which the beneficiary may need to satisfy out of other assets that they own; and (ii) whether a required distribution from a tax-qualified plan or IRA commencing on the April 1 following the calendar year in which the beneficiary attains age 70½ or, with respect to a tax-qualified plan distribution, retires, if later, could cause the beneficiary to become subject to income tax that the beneficiary would need to satisfy out of other assets if such beneficiary were not able to transfer the units for cash. Finally, all Benefit Plan Investors, including tax-qualified pension and 401(k) plans and IRAs should consider (i) whether the investment will impair the liquidity of your plan or other entity; and (ii) whether interests in us or the underlying assets owned by us constitute “plan assets” for purposes of Section 406 of ERISA or Section 4975 of the Code which could cause certain transactions with us to constitute non-exempt prohibited transactions. ERISA requires that the assets of a plan be valued at their fair market value as of the close of the plan year, and it may not be possible to adequately value the units from year to year, since there will not be a market for those units and the appreciation of any property may not be shown in the value of the units until we sell or otherwise dispose of our investments.

Item 1B – Unresolved Staff Comments

Because the company is not an accelerated filer, a large accelerated filer or a well-known seasoned issuer, the information required by Item 1B is not applicable.

Item 2 – Properties

As of December 31, 2012 and 2011, the company owned no properties.

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

Item 4 – Mine Safety Disclosures

Not Applicable

Part II

Item 5 – Market for the Registrant’s Units, Related Unitholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for the units, and we do not anticipate that one will develop. There are substantial restrictions on transferability of units and accordingly an investment in the company is non-liquid. Members have no right to withdraw from the company or to obtain the return of their capital account for at least one year from the date of purchase of units. In order to provide a certain degree of liquidity, we have adopted a unit redemption program, whereby after the one year period, a member may redeem all or part of their units, subject to certain limitations summarized under “Unit Redemption Program” below.

Use of Public Offerings Proceeds

On November 18, 2008 and June 7, 2012, the company filed Registration Statements on Form S-11 with the Securities and Exchange Commission (SEC File Nos. 333-155428 and 333-181953) to offer up to 150,000,000 units ($150,000,000) of its membership interests to the public in its primary offering and 37,500,000 units ($37,500,000) to its members pursuant to its distribution reinvestment plan.  The 2012 filing was required under applicable SEC rules to enable us to continue to sell units in the offering.  The offering is ongoing and it may continue as determined by the managers until June 1, 2016.

As of December 31, 2012, we had sold 15,681,136 units in the offering, for gross offering proceeds of $15,681,136, (including units issued under our distribution reinvestment plan). The outstanding units are held by approximately 340 members.

From the subscription proceeds of $15,272,017, we incurred approximately $1,069,791 in selling commissions and from the subscriptions admitted of $14,916,267 (excluding units issued under our distribution reinvestment plan), we incurred approximately $671,000 in organization and offering costs.

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

To determine the amount of cash to be distributed in any specific month, the company relies in part on its annual forecast of profits, which takes into account the difference between the forecasted and actual results in the prior year and the requirement to maintain a cash reserve.

During 2012 and 2011 the company’s distributed annualized yield was 6.50%. The company’s cash distributions to members (excluding redemptions during 2012 and 2011) were $854,800 and $600,790, respectively.

In 2012 and 2011, we did not generate enough cash flow from operating activities to fully fund distributions. Therefore, some of those distributions were paid from sources other than cash flow from operating activities. Distributions in excess of our cash flow from operating activities have been funded from cash on hand, which can include proceeds from offerings, borrowing, if any, and loan repayments from borrowers.

Net income recorded during 2012 and 2011 for members was $620,351 and $512,772, respectively. The difference between net income and cash distributions was due to the managers anticipating investing excess cash in additional quality loans throughout the year, which due to the financial markets and the general economic conditions did not present themselves until late in the year.  Provided the company’s cash remains fully invested in higher yielding mortgage loans, this difference should diminish.

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

During the year ended December 31, 2012, no requests  were received under the unit redemption program.

Item 6 – Selected Financial Data (Not included as smaller reporting company)

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Redwood Mortgage Investors IX, LLC (the “company”) is a Delaware limited liability company formed in October 2008 to make loans secured primarily by first and second deeds of trust on California real estate. Redwood Mortgage Corp. (“RMC”) and its wholly-owned subsidiary Gymno LLC (“Gymno”) are the managers of the company. The address of the company and the managers is 900 Veterans Blvd., Suite 500, Redwood City, California 94063. The mortgage loans the company invests in are arranged and are generally serviced by RMC. Michael Burwell is the president and majority shareholder (through his holdings and beneficial interests in certain trusts) of RMC.

In June 2009, the Securities and Exchange Commission (SEC) declared the company’s Registration Statement effective and the company commenced its initial public offering. In June 2012, the company filed with the SEC a second registration statement on Form S-11, which was declared effective in December 2012, that in substance extends the offering of member units past the sunset date of the registration of the initial public offering, which was filed in November 2008. The 2012 registration offers up to 150,000,000 units of its membership interests to the public and 37,500,000 units to its members pursuant to its distribution reinvestment plan.

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

Results of Operations

The company’s operating results are discussed below for the years ended December 31, 2012 and 2011.

	Changes for the years ended December 31,
	2012		2011
	Dollars	Percent	Dollars	Percent
Revenue, net
Interest income
Interest on loans	$162,187	28%	$397,345	213%
Imputed interest on formation loan	12,286	153	5,471	214
Other interest, net	—	—	(1,236)	(100)
Total interest income	174,473	29	401,580	211

Interest expense, amortization of discount
on imputed interest	12,286	153	5,471	214
Net interest income	162,187	28	396,109	211

Late fees	3,682	213	1,371	385
Other	100	33	200	200
Total revenues, net	165,969	28	397,680	212

Provision for loan losses	—	—	—	—

Operating expenses
Mortgage servicing fees	4,601	27	11,979	251
Asset management fees	—	—	—	—
Costs through RMC	33,223	81	37,270	939
Professional services	10,118	201	(2,304)	(31)
Other	9,361	203	(1,533)	(25)
Total operating expenses, net	57,303	85	45,412	204

Net income	$108,666	21%	$352,268	213%

Please refer to the above table and the Statements of Income in the financial statements in Part II, Item 8 of this report, throughout the discussions of Results of Operations.

Impact of general economic and market conditions on the company’s financial condition, results of operations and cash flows

Since the inception of operations in the 4th quarter of 2009, the company has raised member capital at a moderate, steady pace and assets have increased from $1,708,000 at December 31, 2009, to $6,453,000 at December 31, 2010, to $10,447,000 at December 31, 2011 and to $14,017,000 at December 31, 2012.  Members’ capital at December 31, 2012, was approximately $13,652,000, an increase of $12,528,000 since December 31, 2009. Our investment in mortgage loans increased steadily since commencement of operations. Mortgage loan balances grew to $1,259,000 at December 31, 2009, $3,174,000 at December 31, 2010, $8,308,000 at December 31, 2011 and $11,976,000 at December 31, 2012. The company continues to conservatively underwrite mortgage loan opportunities with the goal of building a well performing mortgage loan portfolio, with the expectation of consistent, on-time mortgage payments.

RMI IX was launched during the Great Recession and with that backdrop in mind we have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that will create a mortgage portfolio that has substantial protective equity (i.e. safety margins to outstanding debt) as indicated by the overall conservative loan to value ratio (LTV) which at December 2012 was 51%. Thus per the appraisal-based valuations at the time of loan inception, borrowers have in the aggregate, just slightly less equity, 49%, than we as lenders have lent in the aggregate, 51% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans. See Note 4 (Loans) to the financial statements included in Part II, Item 8 of this report for a presentation regarding our portfolio’s percentage of total debt to appraised value (LTV) at loan closing. We believe this conservative approach is prudent in a time of continuing economic uncertainty.

In spite of challenging economic and market conditions for real estate lenders beginning before our launch, we have not experienced some of the market setbacks that have been typical for real estate lenders, in the past several years, including the highest borrower delinquency rates, default rates and foreclosure rates recorded since the Great Depression. Our lending results are a low delinquency rate; only one default and not a single property taken back in settlement of the debt. The tight market for mortgage credit among traditional lenders such as banks has increased the number of borrowers who meet our underwriting standards but who are no longer qualified for bank credit. These borrowers have been willing to accept our rates and fees. This is reflected in the favorable stated and effective yields on the portfolio discussed below in the section Revenue – Interest on loans.

The national economy, while currently stabilizing, has not exhibited enough growth potential to allow significant improvement from the low points reached during the recent recession. The company is a niche lender and with the existing credit constraints which developed during the last recession, has been able to find loan opportunities in markets it understands well. Specifically, the San Francisco Bay Area, which contains our most significant concentration of loans, is a market the managers know well as they have been lending in it over the last 30 years. The Bay Area is recently a strongly recovering real estate market, but as noted, many creditworthy borrowers in this area are not being well served due to credit and liquidity concerns that have developed and continue due to the recent recession. Excellent lending opportunities continue at low volumes which the company is using to expand its existing mortgage loan portfolio at favorable terms as indicated in the interest rate tables that follow.

Revenue – Interest on loans

The increase in interest on loans is due to the growth of the secured loan portfolio. The average secured loan balance, the stated average yield and the effective average yield rate for 2012 and 2011, are shown in the table below.

	2012	2011
Daily average secured loan balance(1)	$8,708,000	$6,689,000
Interest on loans, net	745,739	583,552
Amortization loan administration fees	67,722	44,629
Interest on loans, gross	813,461	628,181
Portfolio Average Yield Rate	9.34%	9.21%
Effective Yield Rate	9.34%	9.21%

(1)	Portfolio Review – See Note 4 (Loans) to the financial statements included in Part II, Item 8 of this report for a detailed presentation on the secured loan portfolio.

Imputed interest on formation loan/interest expense – amortization of discount

RMC repaid $74,121 and $48,767 of the formation loan in 2012 and 2011, respectively, based upon each of the prior year end loan balances. Imputed interest income and the related amortization of discount were recorded based upon the repayment received and the increasing loan balance due to member units sold.

Provision for loan losses/allowance for loan losses

At December 31, 2012 and 2011, the company had not recorded an allowance for loan losses as no loans were designated as impaired, and all loans had protective equity such that at December 31, 2012, collection was deemed assured for amounts owing.

Operating Expenses – Mortgage servicing fees

The increase in mortgage servicing fees for 2012 reflects the increase in the secured loan portfolio noted above in Revenue – Interest on loans

Operating Expenses – Asset management fees

During 2012 and 2011, RMC waived asset management fees of $98,398 and $60,677, respectively.  There is no assurance that RMC will waive its right to receive such fees in future periods.
Operating Expenses – Costs through RMC

The increase in costs through RMC reflects reimbursement of qualifying charges from RMC which in the previous year had been absorbed by RMC.

Operating Expenses – Professional services

The increase in professional services are primarily due to additional costs related to enhanced SEC filing requirements starting in 2012 (XBRL services and attorney fees).

Operating Expenses – Other

The increase in other expenses are primarily related to increases in printing of investor statements ($3,300) and California income taxes related to 2011 ($2,700) and 2012 ($2,500).

Net Income

During 2012 and 2011 the company’s distributed annualized yield was 6.50%. The company’s cash distributions for limited members (excluding redemptions) during 2012 and 2011 were $854,800 and $600,790, respectively. To determine the amount of cash to be distributed in any specific month, the company relies in part on its annual forecast of profits, which takes into account the difference between the forecasted and actual results in the prior year and the requirement to maintain a cash reserve.

In 2012 and 2011, we did not generate enough cash flow from operating activities to fully fund distributions. Therefore, some of those distributions were paid from sources other than cash flow from operating activities. Distributions in excess of our cash flow from operating activities have been funded from cash on hand, which can include proceeds from offerings, borrowing, if any, and loan repayments from borrowers.

Net cash provided by (used in) operating activities, net income, and distributions to members, from inception to December 31, 2012, are summarized in the following table:

Date	Net Cash Provided By (Used In) Operating Activities	Net Income	Distributions to Members	Distributions to Managers
Jul – Sep 09	$—	$—	$—	$—
Oct – Dec 09	(68,128)	14,055	13,914	141
Jan – Mar 10	(27,333)	27,335	28,048	179
Apr – Jun 10	137,616	23,534	38,713	—
Jul – Sep 10	45,968	56,474	58,414	—
Oct – Dec 10	54,852	58,341	78,800	1,477
Jan – Mar 11	64,741	96,883	112,962	—
Apr – Jun 11	125,021	116,177	147,873	2,131
Jul – Sep 11	117,179	151,211	162,965	(2,131)
Oct – Dec 11	153,654	153,681	176,990	—
Jan – Mar 12	170,559	159,935	191,236	—
Apr – Jun 12	114,514	103,257	205,097	5,180
Jul – Sep 12	92,938	139,090	219,263	—
Oct – Dec 12	190,706	224,335	239,204	—
TOTAL	$1,172,287	$1,324,308	$1,673,479	$6,977

Net income recorded during 2012 and 2011 for members was $620,351 and $512,772, respectively. The difference between net income and cash distributions was due to the managers anticipating investing excess cash in additional quality loans throughout the year, which due to the financial markets and the general economic conditions did not present themselves until late in the year. Provided the company’s cash remains fully invested in higher yielding mortgage loans, this difference should diminish.

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

During 2012 and 2011, the company, after allocation of syndication costs, made the following allocation of profits and distributions of cash both to the members who elected to participate in the distribution reinvestment plan and those that chose not to participate in the distribution reinvestment plan.

	2012	2011
Reinvesting	$381,811	$199,275
Distributing	472,989	401,515
Total	$854,800	$600,790

Percent of members’ capital, electing distribution	55%	67%

Unit redemption program

Members have no right to withdraw from the company or to obtain the return of their capital account for at least one year from the date of purchase of units, with the limited exception in the event of a death of a member. In order to provide our members with a certain degree of liquidity, we have adopted a unit redemption program. Generally, one year after purchasing your units, a member may redeem all or part of its units, subject to certain significant restrictions and limitations. At that time, we may, subject to the significant restrictions and limitations described below, redeem the units presented for redemption to the extent that we have sufficient cash flow available to us to fund such redemption. The price paid for redeemed units will be based on the lesser of the purchase price paid by the redeeming member or the member's capital account balance as of the date of each redemption payment. For redemptions beginning after one year (but before two years), the redemptions will be calculated as 92% of purchase price or 92% of the capital account balance, whichever is less. Beginning after each of the subsequent years, the redemption percentages will increase to 94%, 96%, 98%, and 100% respectively, of the purchase or capital account balance, whichever is less. Notwithstanding the foregoing, with respect to any redemption, the number of units that may be redeemed per quarter per individual member will be subject to a maximum of the greater of 100,000 units or 25% of the member's units outstanding. For redemption requests requiring more than one quarter to fully redeem, the percentage discount amount that applies when the redemption payments begin will continue to apply throughout the entire redemption period and will apply to all units covered by such redemption request regardless of when the final redemption payment is made. Under our unit redemption program, in the event of an investor’s death, his or her heirs are provided with an option to redeem all or a portion of the investor’s units without penalty.

The table below sets forth actual liquidations for the past two years.

	Year ended December 31,
	2012	2011
Capital liquidations-without penalty	$—	$—
Capital liquidations-subject to penalty	—	15,000
Total	$—	$15,000

While the managers have set an estimated value for the units, such determination may not be representative of the ultimate price realized by a member for such units upon sale. No public trading market exists for the units and none is likely to develop.  Thus, there is no certainty the units can be sold at a price equal to the stated value of the capital account.

Contractual Obligations

At December 31, 2012 the company had no contractual obligations, except to reimburse RMC for syndication costs. As of December 31, 2012, approximately $1,675,000 was to be reimbursed to RMC contingent upon future sales of member units. See Note 6 (Commitments and Contingencies, Except Loans) to the financial statements included in Part II, Item 8 of this report for a detailed presentation on commitments and contingencies, which presentation is incorporated by this reference into this Item 7.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk (Not included as smaller reporting company)

Item 8 – Financial Statements and Supplementary Data

A – Financial Statements

The following financial statements of Redwood Mortgage Investors IX, LLC are included in Item 8:

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets – December 31, 2012 and 2011
•	Statements of Income for the years ended December 31, 2012 and 2011
•	Statements of Changes in Members’ Capital for the years ended December 31, 2012 and 2011
•	Statements of Cash Flows for the years ended December 31, 2012 and 2011
•	Notes to Financial Statements

B – Financial Statement Schedules

No financial statement schedules are required to be filed because Redwood Mortgage Investors IX, LLC is a smaller reporting company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members
Redwood Mortgage Investors IX, LLC
Redwood City, California

We have audited the accompanying balance sheets of Redwood Mortgage Investors IX, LLC (a Delaware limited liability company) as of December 31, 2012 and 2011 and the related statements of income, changes in members’ capital and cash flows in the years then ended. These financial statements are the responsibility of Redwood Mortgage Investors IX’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redwood Mortgage Investors IX, LLC as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ ARMANINO LLP
_____________________________
ARMANINO LLP
San Ramon, California
March 29, 2013

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Balance Sheets
December 31, 2012 and 2011

ASSETS

	2012	2011
Cash and cash equivalents	$1,964,536	$2,099,328

Loans, secured by deeds of trust
Principal	11,891,017	8,253,328
Advances	1,979	70
Accrued interest	82,536	54,219
Total loans	11,975,532	8,307,617

Loan administration fees, net	76,952	40,044

Total assets	$14,017,020	$10,446,989

LIABILITIES, INVESTORS IN APPLICANT STATUS, AND MEMBERS’ CAPITAL

Liabilities – accounts payable	$9,446	$212

Investors in applicant status	355,750	320,545

Members’ capital
Members’ capital, subject to redemption, net of unallocated
syndication costs of $664,520 and $498,661 for 2012 and 2011, respectively; and net of formation loan of $931,406 and $741,215
for 2012 and 2011, respectively	13,637,215	10,114,766

Managers’ capital, net of unallocated syndication costs
of $6,712 and $5,037 for 2012 and 2011, respectively	14,609	11,466
Total members’ capital	13,651,824	10,126,232

Total liabilities, investors in applicant status and members’ capital	$14,017,020	$10,446,989

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Income
For the Years Ended December 31, 2012 and 2011

	2012	2011
Revenues
Interest income
Loans	$745,739	$583,552
Imputed interest on formation loan	20,319	8,033
Total interest income	766,058	591,585

Interest expense – amortization of discount on formation loan	20,319	8,033
Net interest income	745,739	583,552

Late fees	5,409	1,727
Other	400	300
Total revenues, net	751,548	585,579

Provision for loan losses	—	—

Operating expenses
Mortgage servicing fees	21,357	16,756
Asset management fees	—	—
Costs through RMC	74,464	41,241
Professional services	15,144	5,025
Other	13,966	4,605
Total operating expenses	124,931	67,627
Net income	$626,617	$517,952

Net income
Managers (1%)	$6,266	$5,180
Members (99%)	620,351	512,772
	$626,617	$517,952
Net income per $1,000 invested by members
for entire period	$47	$56

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Changes in Members’ Capital
For the Years Ended December 31, 2012 and 2011

		Members
	Investors
	In		Unallocated
	Applicant		Syndication	Formation
	Status	Capital	Costs	Loan	Capital, net
Balances at December 31, 2010	$1,285,031	$5,911,916	$(263,865)	$(487,674)	$5,160,377
Contributions on application	4,329,028	—	—	—	—
Contributions admitted to members' capital	(5,270,414)	5,270,414	—	—	5,270,414
Premiums paid on application by RMC	52,955	—	—	—	—
Premiums admitted to members' capital	(76,055)	76,055	—	—	76,055
Net income	—	512,772	—	—	512,772
Earnings distributed to members	—	(600,790)	—	—	(600,790)
Earnings distributed used in DRIP	—	199,275	—	—	199,275
Member's redemptions	—	(15,000)	—	—	(15,000)
Formation loan funding	—	—	—	(303,032)	(303,032)
Formation loan payments received	—	—	—	48,767	48,767
Syndication costs incurred	—	—	(235,268)	—	(235,268)
Early withdrawal penalties	—	—	472	724	1,196

Balances at December 31, 2011	$320,545	$11,354,642	$(498,661)	$(741,215)	$10,114,766
Contributions on application	3,766,342	—	—	—	—
Contributions admitted to members' capital	(3,722,968)	3,722,968	—	—	3,722,968
Premiums paid on application by RMC	—	—	—	—	—
Premiums admitted to members' capital	(8,169)	8,169	—	—	8,169
Net income	—	620,351	—	—	620,351
Earnings distributed to members	—	(854,800)	—	—	(854,800)
Earnings distributed used in DRIP	—	381,811	—	—	381,811
Member's redemptions	—	—	—	—	—
Formation loan funding	—	—	—	(264,312)	(264,312)
Formation loan payments received	—	—	—	74,121	74,121
Syndication costs incurred	—	—	(165,859)	—	(165,859)
Early withdrawal penalties	—	—	—	—	—

Balances at December 31, 2012	$355,750	$15,233,141	$(664,520)	$(931,406)	$13,637,215

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Changes in Managers’ Capital
For the Years Ended December 31, 2012 and 2011

	Managers
		Unallocated		Total
		Syndication		Members’
	Capital	Costs	Capital, net	Capital
Balances at December 31, 2010	$5,933	$(2,665)	$3,268	$5,163,645
Contributions on application	—	—	—	—
Contributions admitted to members' capital	5,390	—	5,390	5,275,804
Premiums paid on application by RMC	—	—	—	—
Premiums admitted to members' capital	—	—	—	76,055
Net income	5,180	—	5,180	517,952
Earnings distributed to members	—	—	—	(600,790)
Earnings distributed used in DRIP	—	—	—	199,275
Members’ redemptions	—	—	—	(15,000)
Formation loan funding	—	—	—	(303,032)
Formation loan payments received	—	—	—	48,767
Syndication costs incurred	—	(2,377)	(2,377)	(237,645)
Early withdrawal penalties	—	5	5	1,201

Balances at December 31, 2011	$16,503	$(5,037)	$11,466	$10,126,232
Contributions on application	—	—	—	—
Contributions admitted to members' capital	3,732	—	3,732	3,726,700
Premiums paid on application by RMC	—	—	—	—
Premiums admitted to members' capital	—	—	—	8,169
Net income	6,266	—	6,266	626,617
Earnings distributed to members	(5,180)	—	(5,180)	(859,980)
Earnings distributed used in DRIP	—	—	—	381,811
Members’ redemptions	—	—	—	—
Formation loan funding	—	—	—	(264,312)
Formation loan payments received	—	—	—	74,121
Syndication costs incurred	—	(1,675)	(1,675)	(167,534)
Early withdrawal penalties	—	—	—	—

Balances at December 31, 2012	$21,321	$(6,712)	$14,609	$13,651,824

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011

	2012	2011
Cash flows from operating activities
Net income	$626,617	$517,952
Adjustments to reconcile net income to net cash provided
by (used in) operating activities
Amortization of loan origination fees	67,722	44,629
Interest income, imputed on formation loan	(20,319)	(8,033)
Amortization of discount on formation loan	20,319	8,033
Change in operating assets and liabilities
Accrued interest	(28,317)	(36,215)
Advances	(1,909)	(70)
Receivable from affiliate	—	442
Loan administration fees	(104,630)	(62,391)
Accounts payable	9,234	(1,870)
Payable to affiliate	—	(1,882)
Net cash provided by (used in) operating activities	568,717	460,595
Cash flows from investing activities
Loans funded	(10,711,463)	(8,360,839)
Principal collected on loans	7,073,774	3,263,139
Net cash provided by (used in) investing activities	(3,637,689)	(5,097,700)
Cash flows from financing activities
Contributions by member applicants	3,770,074	4,387,373
Members’ withdrawals	(478,169)	(416,515)
Syndication costs paid, net	(167,534)	(237,168)
Formation loan, funding	(264,312)	(303,032)
Formation loan, collections	74,121	49,491
Net cash provided by (used in) financing activities	2,934,180	3,480,149
Net increase (decrease) in cash and cash equivalents	(134,792)	(1,156,956)
Cash and cash equivalents at beginning of year	2,099,328	3,256,284
Cash and cash equivalents at end of year	$1,964,536	$2,099,328

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2012 and 2011

NOTE 1 – ORGANIZATION AND GENERAL

Redwood Mortgage Investors IX, LLC (the “company”) is a Delaware limited liability company formed in October 2008 to make loans secured primarily by first and second deeds of trust on California real estate. Redwood Mortgage Corp. (“RMC”) and its wholly-owned subsidiary Gymno LLC (“Gymno”) are the managers of the company. The address of the company and the managers is 900 Veterans Blvd., Suite 500, Redwood City, California 94063.  The mortgage loans the company invests in are arranged and are generally serviced by RMC. Michael Burwell is the president and majority shareholder (through his holdings and beneficial interests in certain trusts) of RMC.

In June 2009, the Securities and Exchange Commission (SEC) declared the company’s Registration Statement effective and the company commenced its initial public offering. In June 2012, the company filed with the SEC a second registration statement on Form S-11, which was declared effective in December 2012, that in substance extends the offering of member units past the sunset date of the registration of the initial public offering, which was filed in November 2008.  The 2012 registration offers up to 150,000,000 units of its membership interests to the public and 37,500,000 units to its members pursuant to its distribution reinvestment plan.

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

The managers are solely responsible for managing the business and affairs of the company, subject to the voting rights of the members on specified matters.  Any one of the managers acting alone has the power and authority to act for and bind the company.

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

A majority in interest of the members is required to elect a new manager to continue the company business after a manager ceases to be a manager due to its withdrawal.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2012 and 2011

NOTE 1 – ORGANIZATION AND GENERAL (continued)

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2012 and 2011

NOTE 1 – ORGANIZATION AND GENERAL (continued)

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

	2012	2011
Members’ capital per financial statements	$13,651,824	$10,126,232
Unallocated syndication costs	671,232	503,698
Allowance for loan losses	—	—
Formation loans receivable	931,406	741,215

Members’ capital tax basis	$15,254,462	$11,371,145

Term of the Company

The company is scheduled to terminate in 2028, unless sooner terminated as provided in the operating agreement.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2012 and 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods.  Such estimates relate principally to the determination of the allowance for loan losses, including, when applicable, the valuation of impaired loans, (which itself requires determining the fair value of the collateral), and the valuation of real estate held for sale and held as investment, at acquisition and subsequently. Actual results could differ significantly from these estimates.

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

The fair value of the collateral is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values, and publicly available information on in-market transactions. In some years (notably 2009, 2010 and to a lesser extent 2011 and 2012) due to low levels of real estate transactions, and an increased number of transactions that were distressed (i.e., executed by an unwilling seller – often compelled by lenders or other claimants – and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types was required.

Appraisals of commercial real property generally present three approaches to estimating value:  1) market comparables or sales approach; 2) cost to replace and 3) capitalized cash flows or investment approach. These approaches may or may not result in a common, single value. The market-comparables approach may yield several different values depending on certain basic assumptions, such as, determining highest and best use (which may or may not be the current use); determining the condition (e.g. as-is, when-completed, or for land when-entitled); and determining the unit of value (e.g. as a series of individual unit sales or as a bulk disposition). In some prior years, as has been previously noted, the appraisal process, was further complicated by the low transaction volumes of which a very high percentage were considered to distressed sales, and other poor market conditions.

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

Net income recorded during 2012 for members was $620,351 and cash distributed to members was $854,800. The difference between net income and actual cash distributions was due to the managers anticipating investing excess cash in additional quality loans throughout the year, which due to the financial markets and the general economic conditions did not present themselves until late in the year. Provided the company’s cash remains fully invested in higher yielding mortgage loans, this difference should diminish.

Cash and cash equivalents

The company considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. Periodically, company cash balances in banks exceed federally insured limits.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2012 and 2011

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
December 31, 2012 and 2011

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

Net income per $1,000 invested

Amounts reflected in the statements of income as net income per $1,000 invested by members for the entire period are amounts allocated to members who had their investment throughout the period and have elected to either leave their earnings to compound or have elected to receive periodic distributions of their net income. Individual income is allocated each month based on the members’ pro rata share of members’ capital. Because the net income (loss) percentage may vary from month to month, amounts per $1,000 will vary for those individuals who made or withdrew investments during the period, or select other options.

Recently issued accounting pronouncements

The FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRs.” The ASU is effective for interim and annual periods beginning after December 15, 2011 with prospective application. The company’s adoption of ASU 2011-04 effective January 1, 2012 had no impact on the financial results of the company.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2012 and 2011

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES

The managers are entitled to one percent of the profits and losses, which amounted to $6,266 and $5,180 for the years ended December 31, 2012 and 2011, respectively.

Formation loan

Formation loan transactions are presented in the following table for the years ended December 31.

	2012	2011
Member contributions to date	$15,272,017	$11,506,844

Balance, January 1	$741,215	$487,674
Formation Loan made	264,312	303,032
Unamortized discount on imputed interest	(21,261)	(51,489)
Formation Loan made, net	984,266	739,217

Repayments received from RMC	(74,121)	(48,767)
Early withdrawal penalties applied	—	(724)
Formation loan, net	910,145	689,726

Unamortized discount on imputed interest	21,261	51,489
Balance, December 31	$931,406	$741,215

Percent loaned	7.00%	7.00%

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

The future minimum payments on the formation loan are presented in the following table ($ in thousands).

2013	$93,141
2014	93,141
2015	93,141
2016	93,141
2017	93,141
Thereafter	465,701
Total	$931,406

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
December 31, 2012 and 2011

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES (continued)

The following commissions and fees are paid by the borrowers.

Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, RMC may collect a loan brokerage commission that is expected to range from approximately 2% to 5% of the principal amount of each loan made during the year. Total loan brokerage commissions are limited to an amount not to exceed 4% of the total company assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the company. In 2012 and 2011, loan brokerage commissions paid by the borrowers were $168,435 and $134,678, respectively.

Other fees

RMC or Gymno will receive fees for processing, notary, document preparation, credit investigation, reconveyance, and other mortgage related fees. The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the company. In 2012 and 2011, these fees totaled $12,177 and $10,432, respectively.

The following fees are paid by the company.

Loan administrative fees

RMC will receive a loan administrative fee in an amount up to 1% of the principal amount of each new loan originated or acquired on the company's behalf by RMC for services rendered in connection with the selection and underwriting of potential loans. Such fees are payable by the company upon the closing of each loan. In 2012 and 2011, the loan administration fees paid by the company to RMC were $104,630 and $62,391, respectively.

Mortgage servicing fees

RMC earns mortgage servicing fees of up to one-quarter of one percent (0.25%) annually of the unpaid principal of the loan portfolio or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located from the company. RMC is entitled to receive these fees regardless of whether specific mortgage payments are collected. The mortgage servicing fees are accrued monthly on all loans. Remittance to RMC is made monthly unless the loan has been assigned a specific loss reserve, at which point remittance is deferred until the specific loss reserve is no longer required, or the property has been acquired by the company. RMC, in its sole discretion, may elect to accept less than the maximum amount of the mortgage servicing fee to enhance the earnings of the company. An increase or decrease in this fee within the limits set by the operating agreement directly impacts the yield to the members. Mortgage servicing fees incurred and paid were $21,357 and $16,756 for the years ended December 31, 2012 and 2011, respectively.

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

The managers, in their sole discretion, may elect to accept less than the maximum amount of the asset management fee to enhance the earnings of the company. For years ended December 31, 2012 and 2011, the managers have waived the entire asset management fee due them. An increase or decrease in this fee within the limits set by the operating agreement directly impacts the yield to the members. There is no assurance the managers will decrease or waive these fees in the future. The decision to waive fees and the amount, if any, to be waived, is made by the managers in their sole discretion.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2012 and 2011

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES (continued)

Asset management fees (continued)

Asset management fees paid to the managers are presented in the following table for the years ended December 31.

	2012	2011
Maximum chargeable by the managers	$98,398	$60,677
Waived by the managers	(98,398)	(60,677)
Charged	$—	$—

Clerical costs through RMC

RMC, a manager, is reimbursed by the company for operating expenses incurred on behalf of the company, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to members, and out-of-pocket general and administration expenses. The decision to request reimbursement of any qualifying charges is made by RMC in its sole discretion. Operating expenses were $74,464 and $41,241, for the years ended December 31, 2012 and 2011, respectively.

Syndication costs

Organizational and syndication costs are limited to 4.5% of the gross proceeds, with any excess being paid by the managers. Applicable gross proceeds were $14,916,267. Related expenditures, net of early withdrawal penalties applied, totaled $671,232 or 4.5% of contributions.

Syndication costs incurred by the company are summarized in the following table for the years ended December 31.

	2012	2011
Balance, January 1	$503,698	$266,530
Costs incurred	167,534	237,645
Early withdrawal penalties applied	—	(477)
Allocated to date	—	—

Balance, December 31	$671,232	$503,698

RMC is entitled to receive reimbursement of organizational and offering expenses expended on our behalf. Through December 31, 2012, organizational and offering expenses totaled approximately $2,346,000. Upon achieving the minimum unit sales of 1,000,000 units, the company became obligated to reimburse RMC for these costs up to an amount equal to 4.5% of gross offering proceeds until RMC has been fully reimbursed for organizational and offering expenses it incurred. As of December 31, 2012, approximately $1,675,000 was to be reimbursed to RMC contingent upon future sales of member units.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2012 and 2011

NOTE 4 – LOANS

The company generally funds loans with a fixed interest rate and a five-year term. As of December 31, 2012, 90% of the company’s loans (representing 92% of the aggregate principal of the company’s loan portfolio) have a five year term or less from loan inception. The remaining loans have terms longer than five years. As of December 31, 2012, 17 loans outstanding (representing 53% of the aggregate principal balance of the company’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the years ended December 31.

	2012	2011
Principal, January 1	$8,253,328	$3,155,628
Loans funded	10,711,463	8,360,839
Payments received	(7,073,774)	(3,263,139)
Principal, December 31	$11,891,017	$8,253,328

Loan characteristics

Secured loans had the characteristics presented in the following table.

	2012	2011
Number of secured loans	41	25
Secured loans – principal	$11,891,017	$8,253,328
Secured loans – lowest interest rate (fixed)	7.75%	7.75%
Secured loans – highest interest rate (fixed)	11.00%	11.00%

Average secured loan – principal	$290,025	$330,133
Average principal as percent of total principal	2.44%	4.00%
Average principal as percent of members’ capital	2.12%	3.26%
Average principal as percent of total assets	2.07%	3.16%

Largest secured loan – principal	$1,200,000	$1,000,000
Largest principal as percent of total principal	10.09%	12.12%
Largest principal as percent of members’ capital	8.79%	9.87%
Largest principal as percent of total assets	8.56%	9.57%

Smallest secured loan – principal	$74,857	$97,255
Smallest principal as percent of total principal	0.63%	1.18%
Smallest principal as percent of members’ capital	0.55%	0.96%
Smallest principal as percent of total assets	0.53%	0.93%

Number of counties where security is located (all California)	13	10
Largest percentage of principal in one county	34.66%	30.18%

Number of secured loans in foreclosure	—	—
Secured loans in foreclosure – principal	—	—

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2012 and 2011

NOTE 4 – LOANS (continued)

Loan characteristics (continued)

As of December 31, 2012, the company’s largest loan in the principal of $1,200,000 represents 10.09% of outstanding secured loans and 8.56% of company assets. The loan is secured by a residential property located in Santa Cruz, California, bears an interest rate of 8.75% and matures on August 1, 2015.

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

Distribution by California counties

The distribution of secured loans outstanding by California counties is presented in the following table at December 31.

	2012		2011
	Unpaid Principal Balance	Percent	Unpaid Principal Balance	Percent

Northern California Counties
San Francisco	$2,104,019	17.69%	$2,490,816	30.18%
Santa Cruz	1,200,000	10.09	—	—
Alameda	1,199,567	10.09	536,595	6.50
Santa Clara	1,070,463	9.00	1,050,000	12.72
Contra Costa	428,693	3.61	308,355	3.74
San Mateo	418,371	3.52	556,592	6.75
Nevada	340,000	2.86	—	—
Marin	244,302	2.06	746,368	9.04
Monterey	183,784	1.55	184,851	2.24
Sonoma	174,689	1.47	—	—
	7,363,888	61.94	5,873,577	71.17%
Southern California Counties
Los Angeles	4,121,933	34.66	1,482,910	17.96%
San Diego	207,338	1.74	697,529	8.45
Orange	197,858	1.66	199,312	2.42
	4,527,129	38.06	2,379,751	28.83%

Total secured loans	$11,891,017	100.00%	$8,253,328	100.00%

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2012 and 2011

NOTE 4 – LOANS (continued)

Commitments/loan disbursements/construction and rehabilitation loans

The company may make construction loans that are not fully disbursed at loan inception. Construction loans are determined by the managers to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multi-family properties. The company will have approved the borrowers up to a maximum loan balance; however, disbursements will be made periodically as phases of the construction are completed or at such other times as the loan documents may require, and will be funded from available cash balances and future cash receipts. The company does not maintain a separate cash reserve to fund undisbursed construction loan obligations. Upon project completion, construction loans are reclassified as permanent loans. Funding of construction loans is limited to 10% of the loan portfolio. As of December 31, 2012, the company had no construction loans outstanding.

The company may also make rehabilitation loans. A rehabilitation loan will be approved up to a maximum principal balance and, at loan inception, will be either fully or partially disbursed. If fully disbursed, a rehabilitation escrow account is established and advanced periodically as phases of the rehabilitation are completed or at such other times as the loan documents may require. If not fully disbursed, the rehabilitation loan will be funded from available cash balances and future cash receipts. The company does not maintain a separate cash reserve to fund undisbursed rehabilitation loan obligations. At December 31, 2012, the company had four acquired rehabilitation loans with outstanding principal balances of $829,500, all of which were arranged for acquisition by RMC. These rehabilitation loan proceeds were generally used to acquire and remodel single family homes for future sale or rental.  As of December 31, 2012, the company had five total rehabilitation loans, including the four rehabilitation loans mentioned above, with a maximum outstanding principal balance of $1,534,500 and $34,537 remaining to be funded.  Upon project completion, rehabilitation loans are reclassified as permanent loans.  Funding of rehabilitation loans is limited to 15% of the loan portfolio.

During 2012, RMC arranged loans for the company to purchase up to $2,000,000 of loans from an unaffiliated lender who is the servicer of the loans.  The loans generally are:

•	Secured by first deeds of trust on single-family, real property located in California;
•	Have monthly payments of interest only at fixed rates, calculated on a 30-year amortization basis;
•	Have maturities of 5 to 11 months.

Lien position

Secured loans had the lien positions presented in the following table.

	2012			2011
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	30	$8,241,074	69%	17	$6,383,100	77%
Second trust deeds	11	3,649,943	31	8	1,870,228	23
Total secured loans	41	11,891,017	100%	25	8,253,328	100%
Liens due other lenders at loan closing		7,182,065			4,569,311
Total debt		$19,073,082			$12,822,639

Appraised property value at loan closing		$37,369,615			$26,836,465

Percent of total debt to appraised
values (LTV) at loan closing (1)		51.04%			47.78%

(1)
Based on appraised values and liens due other lenders at loan closing. The loan to value computation does not take into account subsequent increases or decreases in security property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2012 and 2011

NOTE 4 – LOANS (continued)

Property type

Secured loans summarized by property type are presented in the following table.

	2012			2011
	Loans	Principal	Percent	Loans	Principal	Percent
Single family	39	$10,820,554	91%	23	$7,585,395	92%
Multi-family	1	670,463	6	1	267,933	3
Commercial	1	400,000	3	1	400,000	5
Land	—	—	—	—	—	—
Total secured loans	41	$11,891,017	100%	25	$8,253,328	100%

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table.

	Loans	Principal	Percent
2013	15	$3,914,238	33%
2014	3	936,895	8
2015	5	2,420,940	20
2016	5	994,002	8
2017	11	2,900,229	25
Thereafter	1	324,713	3
Total future maturities	40	11,491,017	97
Matured at December 31, 2012	1	400,000	3
Total secured loans	41	$11,891,017	100%

Loans may be repaid or refinanced before, at or after the contractual maturity date. On matured loans the company may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

Renewals included in 2012 and 2011 were $690,672 and $204,880, respectively.

Delinquency

Secured loans summarized by payment delinquency are presented in the following table.

	2012	2011
Past Due
30-89 days	$327,702	$670,600
90-179 days	199,910	—
180 or more days	—	—
Total past due	527,612	670,600
Current	11,363,405	7,582,728
Total secured loans	$11,891,017	$8,253,328

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2012 and 2011

NOTE 4 – LOANS (continued)

Loans in non-accrual status

At December 31, 2012 and 2011, there were no loans designated in non-accrual status.

Impaired loans/allowance for loan losses

At December 31, 2012 and 2011, the company had not designated any loans as impaired and had not recorded an allowance for loan losses as all loans were deemed to have protective equity (i.e., low loan-to-value ratio) such that collection is reasonably assured for amounts owing.

Modifications and troubled debt restructurings

During the year ended December 31, 2012, one performing interest-only loan was modified to extend its maturity date from July 1, 2012 to July 1, 2013 at substantially the same terms except the borrower repaid $300,000 of the original principal balance and principal and interest payments will be made on a 25 year amortization until the new maturity date. No secured loans had been modified at December 31, 2011.  The company has not modified a loan that qualified for treatment as a troubled debt restructuring.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2012 and 2011

NOTE 5 – FAIR VALUE (continued)

The following methods and assumptions were used to estimate the fair value of assets and liabilities:

(a)	Cash and cash equivalents. The carrying amount equals fair value. All amounts, including interest bearing accounts, are subject to immediate withdrawal.

(b)
Secured loans. The fair value of the loans was $12,197,000 and $8,454,000 at December 31, 2012 and 2011, respectively. The fair value was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans (with regards to specifics of property type, occupancy and lien position) would be made or are being made by RMC. The discount rates used at December 31, 2012 and  2011, averaged 8.5% for property types of single-family and multi-family residences and 9.5% for commercial and land property types. A market, such as would be required to designate the performing loans as being Level 1 or Level 2 does not exist. Sales of loans underwritten primarily as asset-based, are infrequent and are not usually publicly reported, even within the lending trade associations.

NOTE 6 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS AND SYNDICATION COSTS

Legal proceedings

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance. As of December 31, 2012, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

NOTE 7 – SUBSEQUENT EVENTS

None

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the company’s independent registered public accounting firm during the years ended December 31, 2012 and 2011.

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

The managers and their respective managements conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the managers concluded the manager’s internal control over financial reporting was effective as of December 31, 2012.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in the manager’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the manager’s  internal control over financial reporting.

Item 9B – Other Information

None

Part III

Item 10 – Directors, Executive Officers and Corporate Governance

The company has no directors or executive officers. The managers of the company are RMC and its wholly-owned subsidiary, Gymno LLC. The managers are solely responsible for managing the business and affairs of the company, subject to the rights of the members to vote on specified matters. Any one of the managers acting alone has the power and authority to act for and bind the company. A majority of the outstanding member interests may, without the consent of the managers, vote to: (i) terminate the company, (ii) amend the operating agreement, (iii) approve or disapprove the sale of all or substantially all of the assets of the company and (iv) remove or replace one or all of the managers. The approval of a majority in interest of the members is required to elect a new manager to continue the company business after a manager ceases to be a manager due to its withdrawal.

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

Gymno LLC.  Gymno LLC is a California limited liability company formed in 1986 for the purpose of acting as a Manager of this company and general partner of other limited partnerships formed by the individual managers.

Affiliates of Our Managers

Michael R. Burwell. Michael R. Burwell, age 56, President, Director, Chief Financial Officer, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-present); President, Director, Chief Financial Officer and Secretary of Gymno Corporation (1986-2011) and now, the manager of Gymno LLC, the entity into which Gymno Corporation was converted (2011-present); President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-2011); past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986). Mr. Burwell is licensed as a real estate sales person. Mr. Burwell was a general partner of each of the RMI, RMI II and RMI III. Mr. Burwell is a general partner of each of RMI IV, RMI V, RMI VI, RMI VII and RMI VIII. Mr. Burwell attended the University of California, at Davis from 1975-1979.

Diana B. Mandarino.  Diana B. Mandarino, age 67, Director and Executive Vice President of Redwood Mortgage Corp. (2001-present); Director of Sales and Marketing, Redwood Mortgage Investors (1995-present); Sr. Vice President, Rancon Securities Corp. (1982-1995); Marketing and Sales Assistant, Belmont Reid & Co. Investment Group, (1977-1982); Member and past President of Financial Planning Association, Silicon Valley Chapter. Ms. Mandarino attended Foothill Community College from 1965-1967.

Lorene A. Randich. Lorene A. Randich, age 55, joined Redwood Mortgage Corp. in 1991, and has served as a Director since 2011.  Ms. Randich has held the real estate broker’s license of record for Redwood Mortgage Corp. since 2011. Since 2001, she has been Vice President of Loan Production and Underwriting. Ms. Randich has been a licensed real estate broker since 1996. She is a member of the National Association of Realtors, the California Mortgage Bankers Association, the California Association of Mortgage Professionals (Board Member–San Francisco/Peninsula Chapter) and the California Mortgage Association (Member, Education Committee). Ms. Randich received a BA from UC Berkeley in 1980.

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

A more complete description of management compensation is found in the company’s prospectus, dated December 4, 2012, under the section “Compensation of our Managers and Their Affiliates” at pages 44 and following, which is incorporated herein by reference. Such compensation is summarized below.

I.  THE FOLLOWING COMPENSATION HAS BEEN PAID TO THE MANAGERS AND/OR THEIR AFFILIATES FOR SERVICES RENDERED DURING THE YEAR ENDED DECEMBER 31, 2012. ALL SUCH COMPENSATION IS IN COMPLIANCE WITH THE GUIDELINES AND LIMITATIONS SET FORTH IN THE OPERATING AGREEMENT.

Entity Receiving Compensation	Description of Compensation and Services Rendered	Amount
Redwood Mortgage Corp.	Mortgage Servicing Fee for servicing loans	$21,357
(Manager)

Managers &/or Affiliates	Asset Management Fee for managing assets	$0

Managers	1% interest in profits (loss)	$6,266
	Less allocation of syndication costs	$0
		$6,266

Managers &/or Affiliates	Portion of early withdrawal penalties applied to
	reduce Formation Loan	$0

II.  FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED WITH THE COMPANY BY COMPANIES RELATED TO THE MANAGERS DURING THE YEAR ENDED DECEMBER 31, 2012 (EXPENSES OF BORROWERS NOT OF THE COMPANY)

Redwood Mortgage Corp.	Mortgage Brokerage Commissions for services in
	connection with the review, selection, evaluation,
	negotiation, and extension of the loans paid by the
	borrowers and not by the company	$168,435

Redwood Mortgage Corp.	Processing and Escrow Fees for services in
	connection with notary, document preparation, credit
	investigation, and escrow fees payable by the borrowers
	and not by the company	$11,634

Gymno LLC	Reconveyance Fee	$543

III.  IN ADDITION, THE MANAGERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE COMPANY FOR WHICH IT IS REIMBURSED AS NOTED IN THE STATEMENTS OF OPERATION DURING THE YEAR ENDED DECEMBER 31, 2012 . . . . . . .. . . . . . . . . .  $74,464

Item 12 – Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

No person or entity owns beneficially more than five percent (5%) of the units.  The managers do not own any units, but the managers receive collectively 1% of the net income and losses of the company and the members receive collectively the remaining 99% of such items

Item 13 – Certain Relationships and Related Transactions, and Director Independence

Refer to footnote 3 of the Notes to Financial Statements in Part II item 8, which describes related party fees and data.

Also refer to the company’s prospectus, dated December 4, 2012, under the section “Compensation of Our Managers and Their Affiliates” (pages 44 and following), which is incorporated herein by reference.

For a description of the company’s policies and procedures for the review, approval or ratification of related party transactions, refer also to the company’s prospectus dated December 4, 2012, for the discussion under the caption “Compensation of Our Managers and Their Affiliates” (pages 44 and following) , the discussion under the caption “Conflicts of Interest” (pages 52 and following) and the discussion under the caption “Investment Objectives and Criteria” (pages 63 and following), each of which is incorporated herein by reference.

Since the company does not have a board of directors and since the managers are not considered independent of the company, the company does not have the equivalent of independent directors.

Item 14 – Principal Accountant Fees and Services

Fees for services performed for the company by the principal accountant for 2012 and 2011 are as follows:

Audit Fees The aggregate fees billed during the years ended December 31, 2012 and 2011 for professional services rendered for the audit of the company’s annual financial statements included in the company’s Annual Report on Form 10-K, review of financial statements included in the company’s Quarterly Reports on Form 10-Q and for services provided in connection with regulatory filings were $116,837 and $77,698, respectively.  As sponsor of the company, Redwood Mortgage Corp. paid to the company the entire amount of these fees in 2012 and 2011.

Audit Related Fees There were no fees billed during the years ended December 31, 2012 and 2011 for audit-related services.

Tax fees The aggregate fees billed for tax services for the years ended December 31, 2012 and 2011 were $12,382 and $18,855, respectively. These fees relate to professional services rendered primarily for tax compliance.

All Other Fees There were no other fees billed during the years ended December 31, 2012 and 2011.

All audit and non-audit services are approved by the managers prior to the accountant being engaged by the company.

Part IV

Item 15 – Exhibits and Financial Statement Schedules

A.           Documents filed as part of this report are incorporated:

1.	In Part II, Item 8 under A –Financial Statements.

2. No financial statement schedules are required to be filed because Redwood Mortgage Investors IX, LLC is a smaller reporting company.

3.	Exhibits.

Exhibit No.	Description of Exhibits

3.1	*	Fifth Amended and Restated Limited Liability Company Operating Agreement
3.2	**	Certificate of Formation
4.1	*	Subscription Agreement and Power of Attorney, including Special Notice for California Residents
10.1	*	Distribution Reinvestment Plan
10.2	***	Loan Servicing Agreement
10.3	***	Form of Note secured by Deed of Trust for Construction Loans which provides for interest only payments
10.4	***	Form of Note secured by Deed of Trust for Commercial Loans which provides for interest only payments
10.5	***	Form of Note secured by Deed of Trust for Commercial Loans which provides for principal and interest payments
10.6	***	Form of Note secured by Deed of Trust for Residential Loans which provides for interest only payments
10.7	***	Form of Note secured by Deed of Trust for Residential Loans which provides for interest and principal prepayments
10.8	***	Construction Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing to accompany Exhibit 10.3
10.9	***	Deed of Trust, Assignment of Leases and Rents, and Security Agreement and Fixture Filing to accompany Exhibits 10.4 and 10.5
10.10	***	Deed of Trust, Assignment of Leases and Rents, and Security Agreement and Fixture Filing to accompany Exhibits 10.6 and 10.7
10.11	***	Agreement to Seek a Lender
10.12	***	Formation Loan Promissory Note
31.1	†	Certification of Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	†	Certification of Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	†	Certification of Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	†	Selected Portions of the Company’s Prospectus, dated December 4, 2012
101.INS	‡	XBRL Instance Document
101.SCH	‡	XBRL Taxonomy Extension Schema Document
101.CAL	‡	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	‡	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	‡	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	‡	XBRL Taxonomy Extension Presentation Linkbase Document

*
Previously filed and incorporated by reference to the same numbered Exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Commission File No. 333-181953), filed on January 24, 2013.

**
Previously filed and incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Commission File No. 333-155428), filed on March 17, 2009.

***
Previously filed and incorporated by reference to the same numbered Exhibit to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Commission File No. 333-181953), filed on November 27, 2012.

†	Filed herewith.

‡
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 29th day of March, 2013.

REDWOOD MORTGAGE INVESTORS IX, LLC

By:	Redwood Mortgage Corp., Manager

	By:	/S/ Michael R. Burwell
Michael R. Burwell, President,
Secretary/Treasurer

By:	Gymno LLC, Manager

	By:	/S/ Michael R. Burwell
Michael R. Burwell, Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 29th day of March, 2013.

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	President, Secretary/Treasurer of Redwood Mortgage Corp. (Principal Financial and Accounting Officer); Director of Redwood Mortgage Corp.	March 29, 2013

/S/ Michael R. Burwell
Michael R. Burwell	Manager of Gymno LLC	March 29, 2013