Form 10-Q
period 2013-03-31
Redwood Mortgage Investors IX
filed 2013-05-15
CIK 1448038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
[   ] YES    [X] NO

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Balance Sheets
March 31, 2013 (unaudited) and December 31, 2012 (audited)

ASSETS

	March 31,	December 31,
	2013	2012
Cash and cash equivalents	$925,019	$1,964,536

Loans, secured by deeds of trust
Principal	13,215,350	11,891,017
Advances	3,080	1,979
Accrued interest	84,434	82,536
Total loans	13,302,864	11,975,532

Receivable from affiliate	20,089	—
Loan administration fees, net	89,758	76,952

Total assets	$14,337,730	$14,017,020

LIABILITIES, INVESTORS IN APPLICANT STATUS, AND MEMBERS’ CAPITAL

Liabilities
Accounts payable	$415	$9,446
Payable to affiliate	20,059	—
Total liabilities	20,474	9,446

Investors in applicant status	183,210	355,750

Members’ capital
Members’ capital, subject to redemption, net	14,117,400	13,637,215
Managers’ capital, net	16,646	14,609
Total members’ capital	14,134,046	13,651,824

Total liabilities, investors in applicant status and members’ capital	$14,337,730	$14,017,020

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Income
For the Three Months Ended March 31, 2013 and 2012 (unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues
Interest income
Loans, net	$261,296	$183,900
Imputed interest on formation loan	3,516	2,965
Total interest income	264,812	186,865

Interest expense – amortization of discount on formation loan	3,516	2,965
Net interest income	261,296	183,900

Late fees	2,849	1,305
Other	100	100
Total revenues, net	264,245	185,305

Provision for loan losses	—	—

Operating expenses
Mortgage servicing fees	7,607	5,137
Asset management fees	—	—
Costs through RMC	27,461	17,904
Professional services	3,325	1,841
Other	2,061	488
Total operating expenses	40,454	25,370
Net income	$223,791	$159,935

Net income
Managers (1%)	$2,238	$1,599
Members (99%)	221,553	158,336
	$223,791	$159,935
Net income per $1,000 invested by members
for entire period	$14	$13

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Changes in Members’ Capital
For the Three Months Ended March 31, 2013 (unaudited)

		Members
	Investors
	In		Unallocated
	Applicant		Syndication	Formation
	Status	Capital	Costs	Loan	Capital, net
Balances at December 31, 2012	$355,750	$15,233,141	$(664,520)	$(931,406)	$13,637,215
Contributions on application	273,000	—	—	—	—
Contributions admitted to members' capital	(445,750)	445,750	—	—	445,750
Premiums paid on application by RMC	210	—	—	—	—
Premiums admitted to members' capital	—	—	—	—	—
Net income	—	221,553	—	—	221,553
Earnings distributed to members	—	(257,733)	—	—	(257,733)
Earnings distributed used in DRIP	—	122,433	—	—	122,433
Member's redemptions	—	(15,000)	—	—	(15,000)
Formation loan funding	—	—	—	(16,960)	(16,960)
Formation loan payments received	—	—	—	—	—
Syndication costs incurred	—	—	(19,858)	—	(19,858)
Early withdrawal penalties	—	—	—	—	—

Balances at March 31, 2013	$183,210	$15,750,144	$(684,378)	$(948,366)	$14,117,400

	Managers
		Unallocated		Total
		Syndication		Members’
	Capital	Costs	Capital, net	Capital
Balances at December 31, 2012	$21,321	$(6,712)	$14,609	$13,651,824
Contributions on application	—	—	—	—
Contributions admitted to members' capital	—	—	—	445,750
Premiums paid on application by RMC	—	—	—	—
Premiums admitted to members' capital	—	—	—	—
Net income	2,238	—	2,238	223,791
Earnings distributed to members	—	—	—	(257,733)
Earnings distributed used in DRIP	—	—	—	122,433
Members’ redemptions	—	—	—	(15,000)
Formation loan funding	—	—	—	(16,960)
Formation loan payments received	—	—	—	—
Syndication costs incurred	—	(201)	(201)	(20,059)
Early withdrawal penalties	—	—	—	—

Balances at March 31, 2013	$23,559	$(6,913)	$16,646	$14,134,046

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Cash Flows
For the Three Months Ended March 31, 2013 and 2012 (unaudited)

	2013	2012
Cash flows from operating activities
Net income	$223,791	$159,935
Adjustments to reconcile net income to net cash provided
by (used in) operating activities
Amortization of loan origination fees	27,840	11,476
Interest income, imputed on formation loan	(3,516)	(2,965)
Amortization of discount on formation loan	3,516	2,965
Change in operating assets and liabilities
Accrued interest	(1,898)	8,409
Advances	(1,101)	(228)
Receivable from affiliate	(20,089)	—
Loan administration fees	(40,646)	(9,100)
Accounts payable	(9,031)	67
Payable to affiliate	20,059	—
Net cash provided by (used in) operating activities	198,925	170,559
Cash flows from investing activities
Loans funded	(3,801,331)	(910,000)
Principal collected on loans	2,476,998	1,303,818
Net cash provided by (used in) investing activities	(1,324,333)	393,818
Cash flows from financing activities
Contributions by member applicants	273,210	1,029,537
Members’ withdrawals	(150,300)	(113,188)
Syndication costs paid, net	(20,059)	(30,557)
Formation loan, funding	(16,960)	(64,179)
Formation loan, collections	—	—
Net cash provided by (used in) financing activities	85,891	821,613
Net increase (decrease) in cash and cash equivalents	(1,039,517)	1,385,990
Cash and cash equivalents at beginning of year	1,964,536	2,099,328
Cash and cash equivalents at end of year	$925,019	$3,485,318

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
March 31, 2013 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL

In the opinion of management of the company, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission (SEC). The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the operating results to be expected for the full year.

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

Profits and losses are allocated among the members according to their respective capital accounts monthly after 1% of the profits and losses are allocated to the managers. The allocation to the managers (combined) may not exceed 1%. The monthly results are subject to subsequent adjustment as a result of quarterly and year-end accounting and reporting. Members may elect to have all or a portion of their monthly distributions reinvested in additional units, subject to the availability of units under the distribution reinvestment plan. Members may withdraw from the distribution reinvestment plan with written notice. No provision for federal and state income taxes (other than $1,050 state minimum taxes) is made in the financial statements since income taxes are the obligation of the members if and when income taxes apply. Investors should not expect the company to provide tax benefits of the type commonly associated with limited liability company tax shelter investments.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
March 31, 2013 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL (continued)

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

The following summarizes the status of all offering proceeds, at $1 per unit, as of March 31, 2013:

•	Proceeds from investors in applicant status (later accepted by the managers): $15,362,017
•	Proceeds under our distribution reinvestment plan from electing members: $758,838
•	Proceeds from premiums paid by RMC: $128,464(1)
•	Total proceeds from units sold in the offerings from October 5, 2009, through March 31, 2013: $16,249,319

(1)
If a member acquired their units through an unsolicited sale, their capital account will be credited with their capital contribution plus the amount of the sales commissions, if any, paid by Redwood Mortgage Corp. that are specially allocated to the member.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
March 31, 2013 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL (continued)

Syndication costs

The company ultimately bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses and filing fees. Syndication costs are charged against members’ capital and are allocated to individual members consistent with the company's operating agreement. RMC is advancing these costs on behalf of the company. Having achieved the minimum unit sales of 1,000,000 units, the company became obligated to reimburse RMC for syndication costs up to an amount equal to 4.5% of gross primary offering proceeds, until RMC is reimbursed in full.

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

RMC or Gymno will receive fees for processing, notary, document preparation, credit investigation, reconveyance, and other mortgage related services. The amounts received are customary for comparable services in the geographic area where the property securing the loan is located, payable solely by the borrower and not by the company.

Term of the company

The company is scheduled to terminate in 2028, unless sooner terminated as provided in the operating agreement.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
March 31, 2013 (unaudited)

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

Appraisals of commercial real property generally present three approaches to estimating value:  1) market comparables or sales approach; 2) cost to replace and 3) capitalized cash flows or investment approach. These approaches may or may not result in a common, single value. The market-comparables approach may yield several different values depending on certain basic assumptions, such as, determining highest and best use (which may or may not be the current use); determining the condition (e.g. as-is, when-completed, or for land when-entitled); and determining the unit of value (e.g. as a series of individual unit sales or as a bulk disposition). In some prior years, as has been previously noted, the appraisal process was further complicated by the low real estate transaction volumes of which a very high percentage were considered to be distressed sales.

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

Since inception through March 31, 2013, net income recorded for members has been $1,554,524 and cash distributed to members has been $1,931,212. The difference between net income and actual cash distributions was due to the managers anticipating investing excess cash in additional quality loans throughout the years, which due to the financial markets and the general economic conditions did not present themselves until later. Provided the company’s cash remains fully invested in higher yielding mortgage loans, this difference should diminish until eliminated.

Cash and cash equivalents

The company considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. Periodically, company cash balances in banks exceed federally insured limits.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
March 31, 2013 (unaudited)

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
March 31, 2013 (unaudited)

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

Net income per $1,000 invested

Amounts reflected in the statements of income as net income per $1,000 invested by members for the entire period are amounts allocated to members who had their investment throughout the period and have either elected to leave their earnings to compound or elected to receive periodic distributions of their net income. Individual income is allocated each month based on the members’ pro rata share of members’ capital. Because the net income (loss) percentage may vary from month to month, amounts per $1,000 will vary for those individuals who made or withdrew investments during the period, or selected other options.

Recently issued accounting pronouncements

There are no recently effective or issued but not yet effective accounting pronouncements which would have a material effect on the company’s reported financial position or results of operations.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
March 31, 2013 (unaudited)

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES

The managers are entitled to one percent of the profits and losses, which amounted to $2,238 and $1,599 for the three months ended March 31, 2013 and 2012, respectively.

Formation loan

Formation loan transactions are presented in the following table for the three months ended March 31, 2013 and from inception to March 31, 2013.

	Three Months Ended	Since Inception
Member contributions to date	$273,000	$15,545,017

Balance, beginning of period	$931,406	$—
Formation loan made	16,960	1,086,751
Unamortized discount on formation loan	(3,516)	(132,762)
Formation loan made, net	944,850	953,989

Repayments received from RMC	—	(136,156)
Early withdrawal penalties applied	—	(2,229)
Formation loan, net	944,850	815,604

Unamortized discount on imputed interest	3,516	132,762
Balance, March 31, 2013	$948,366	$948,366

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

The future minimum payments on the formation loan are presented in the following table ($ in thousands).

2013	$93,141
2014	93,141
2015	93,141
2016	93,141
2017	93,141
Thereafter	482,661
Total	$948,366

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
March 31, 2013 (unaudited)

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES (continued)

The following commissions and fees are paid by the borrowers.

Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, RMC may collect a loan brokerage commission that is expected to range from approximately 2% to 5% of the principal amount of each loan made during the year. Total loan brokerage commissions are limited to an amount not to exceed 4% of the total company assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the company. For the three months ended March 31, 2013 and 2012, loan brokerage commissions paid by the borrowers were $28,540 and $18,050, respectively.

Other fees

RMC or Gymno will receive fees for processing, notary, document preparation, credit investigation, reconveyance, and other mortgage related fees. The amounts received are customary for comparable services in the geographic area where the property securing the loan is located, payable solely by the borrower and not by the company. For the three months ended March 31, 2013 and 2012, these fees totaled $8,313 and $1,512, respectively.

The following fees are paid by the company.

Loan administrative fees

RMC will receive a loan administrative fee in an amount up to 1% of the principal amount of each new loan originated or acquired on the company's behalf by RMC for services rendered in connection with the selection and underwriting of potential loans. Such fees are payable by the company upon the closing of each loan. For the three months ended March 31, 2013 and 2012, the loan administration fees paid by the company to RMC were $40,646 (includes $2,830 related to loan funded in 2012) and $9,100, respectively.

Mortgage servicing fees

RMC earns mortgage servicing fees of up to one-quarter of one percent (0.25%) annually of the unpaid principal of the loan portfolio or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located from the company. RMC is entitled to receive these fees regardless of whether specific mortgage payments are collected. The mortgage servicing fees are accrued monthly on all loans. Remittance to RMC is made monthly unless the loan has been assigned a specific loss reserve, at which point remittance is deferred until the specific loss reserve is no longer required, or the property has been acquired by the company. RMC, in its sole discretion, may elect to accept less than the maximum amount of the mortgage servicing fee to enhance the earnings of the company. An increase or decrease in this fee within the limits set by the operating agreement directly impacts the yield to the members. Mortgage servicing fees incurred and paid were $7,607 and $5,137 for the three months ended March 31, 2013 and 2012, respectively.

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

The managers, in their sole discretion, may elect to accept less than the maximum amount of the asset management fee to enhance the earnings of the company. For the three months ended March 31, 2013 and 2012, the managers have waived the entire asset management fee due them. An increase or decrease in this fee within the limits set by the operating agreement directly impacts the yield to the members. There is no assurance the managers will decrease or waive these fees in the future. The decision to waive fees and the amount, if any, to be waived, is made by the managers in their sole discretion.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
March 31, 2013 (unaudited)

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES (continued)

Asset management fees (continued)

Asset management fees paid to the managers are presented in the following table for the three months ended March 31.

	2013	2012
Maximum chargeable by the managers	$29,725	$22,026
Waived by the managers	(29,725)	(22,026)
Charged	$—	$—

Costs through RMC

RMC, a manager, is reimbursed by the company for operating expenses incurred on behalf of the company, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to members, and out-of-pocket general and administration expenses. The decision to request reimbursement of any qualifying charges is made by RMC in its sole discretion. Operating expenses were $27,461 and $17,904, for the three months ended March 31, 2013 and 2012, respectively.

Syndication costs

Organizational and syndication costs are limited to 4.5% of the gross primary offering proceeds, with any excess being paid by the managers. Applicable gross primary offering proceeds were $15,362,017. Related expenditures, net of early withdrawal penalties applied, totaled $691,291 or 4.5% of contributions.

Syndication costs incurred by the company are summarized in the following table through March 31, 2013.

Costs incurred	$692,400
Early withdrawal penalties applied	(1,109)
Allocated to date	—

Balance, March 31, 2013	$691,291

As of March 31, 2013, approximately $1,820,000 was to be reimbursed to RMC contingent upon future sales of member units.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
March 31, 2013 (unaudited)

NOTE 4 – LOANS

The company generally funds loans with a fixed interest rate and a five-year term. As of March 31, 2013, 88% of the company’s loans (representing 92% of the aggregate principal of the company’s loan portfolio) have a five year term or less from loan inception. The remaining loans have terms longer than five years. As of March 31, 2013, 17 loans outstanding (representing 59% of the aggregate principal balance of the company’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the three months ended March 31.

	2013	2012
Principal, January 1	$11,891,017	$8,253,328
Loans funded	3,801,331	910,000
Payments received	(2,476,998)	(1,303,818)
Principal, March 31	$13,215,350	$7,859,510

Loan characteristics

Secured loans had the characteristics presented in the following table.

	March 31,	December 31,
	2013	2012
Number of secured loans	42	41
Secured loans – principal	$13,215,350	$11,891,017
Secured loans – lowest interest rate (fixed)	7.75%	7.75%
Secured loans – highest interest rate (fixed)	11.00%	11.00%

Average secured loan – principal	$314,651	$290,025
Average principal as percent of total principal	2.38%	2.44%
Average principal as percent of members’ capital	2.22%	2.12%
Average principal as percent of total assets	2.19%	2.07%

Largest secured loan – principal	$1,200,000	$1,200,000
Largest principal as percent of total principal	9.08%	10.09%
Largest principal as percent of members’ capital	8.48%	8.79%
Largest principal as percent of total assets	8.36%	8.56%

Smallest secured loan – principal	$74,718	$74,857
Smallest principal as percent of total principal	0.57%	0.63%
Smallest principal as percent of members’ capital	0.53%	0.55%
Smallest principal as percent of total assets	0.52%	0.53%

Number of counties where security is located (all California)	14	13
Largest percentage of principal in one county	31.82%	34.66%

Number of secured loans in foreclosure	—	—
Secured loans in foreclosure – principal	—	—

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
March 31, 2013 (unaudited)

NOTE 4 – LOANS (continued)

Loan characteristics (continued)

As of March 31, 2013, the company’s largest loan in the principal of $1,200,000 represents 9.08% of outstanding secured loans and 8.36% of company assets. The loan is secured by a residential property located in Santa Cruz, California, bears an interest rate of 8.75% and matures on August 1, 2015.

Larger loans sometimes increase above 10% of the secured loan portfolio or company assets as these amounts decrease due to member withdrawals and loan payoffs and due to restructuring of existing loans.

Distribution of loans within California

Secured loans are distributed within California as summarized in the following table.

	March 31, 2013			December 31, 2012
	Loans	Principal	Percent	Loans	Principal	Percent
San Francisco	5	$1,849,926	14%	5	$2,104,019	18%
San Francisco Bay Area (1)	17	4,655,856	35	15	3,536,085	30
Northern California (1)	3	1,654,829	13	3	1,723,784	14
Southern California	17	5,054,739	38	18	4,527,129	38
Total secured loans	42	$13,215,350	100%	41	$11,891,017	100%

(1)	Excluding line(s) above.

Commitments/loan disbursements/construction and rehabilitation loans

The company may make construction loans that are not fully disbursed at loan inception. Construction loans are determined by the managers to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multi-family properties. The company will have approved the borrowers up to a maximum loan balance; however, disbursements will be made periodically as phases of the construction are completed or at such other times as the loan documents may require, and will be funded from available cash balances and future cash receipts. The company does not maintain a separate cash reserve to fund undisbursed construction loan obligations. Upon project completion, construction loans are reclassified as permanent loans. Funding of construction loans is limited to 10% of the loan portfolio. As of March 31, 2013, the company had no construction loans outstanding.

The company may also make rehabilitation loans. A rehabilitation loan will be approved up to a maximum principal balance and, at loan inception, will be either fully or partially disbursed. If fully disbursed, a rehabilitation escrow account is established and advanced periodically as phases of the rehabilitation are completed or at such other times as the loan documents may require. If not fully disbursed, the rehabilitation loan will be funded from available cash balances and future cash receipts. The company does not maintain a separate cash reserve to fund undisbursed rehabilitation loan obligations. As of March 31, 2013, the company had three acquired rehabilitation loans with outstanding principal balances of $845,500, all of which were arranged for acquisition by RMC. These rehabilitation loan proceeds were generally used to acquire and remodel single family homes for future sale or rental. As of March 31, 2013, the company had four total rehabilitation loans, including the three rehabilitation loans mentioned above, with a maximum outstanding principal balance of $1,550,500 and $14,756 remaining to be funded. Upon project completion, rehabilitation loans are reclassified as permanent loans. Funding of rehabilitation loans is limited to 15% of the loan portfolio.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
March 31, 2013 (unaudited)

NOTE 4 – LOANS (continued)

Commitments/loan disbursements/construction and rehabilitation loans (continued)

During 2012, RMC arranged loans for the company to purchase up to $2,000,000 of loans from an unaffiliated lender who is the servicer of the loans, and further arranged for the company to purchase an additional $1,000,000 of loans from the same lender during the first quarter of 2013.  The loans generally are:

•	Secured by first deeds of trust on single-family, real property located in California;
•	Have monthly payments of interest only at fixed rates, calculated on a 30-year amortization basis;
•	Have maturities of 5 to 11 months.

Lien position

Secured loans had the lien positions presented in the following table.

	March 31, 2013			December 31, 2012
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	31	$9,571,490	72%	30	$8,241,074	69%
Second trust deeds	11	3,643,860	28	11	3,649,943	31
Total secured loans	42	13,215,350	100%	41	11,891,017	100%
Liens due other lenders at loan closing		7,182,065			7,182,065
Total debt		$20,397,415			$19,073,082

Appraised property value at loan closing		$39,558,615			$37,369,615

Percent of total debt to appraised
values (LTV) at loan closing (2)		51.56%			51.04%

(2)
Based on appraised values and liens due other lenders at loan closing. The loan to value computation does not take into account subsequent increases or decreases in security property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any.

Property type

Secured loans summarized by property type are presented in the following table.

	March 31, 2013			December 31, 2012
	Loans	Principal	Percent	Loans	Principal	Percent
Single family	40	$12,125,106	92%	39	$10,820,554	91%
Multi-family	1	690,244	5	1	670,463	6
Commercial	1	400,000	3	1	400,000	3
Total secured loans	42	$13,215,350	100%	41	$11,891,017	100%

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
March 31, 2013 (unaudited)

NOTE 4 – LOANS (continued)

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table.

	Loans	Principal	Percent
2013	11	$3,938,169	30%
2014	8	2,608,887	20
2015	5	2,419,100	18
2016	4	686,101	5
2017	11	2,894,587	22
Thereafter	3	668,506	5
Total future maturities	42	13,215,350	100
Matured at March 31, 2013	—	—	—
Total secured loans	42	$13,215,350	100%

Loans may be repaid or refinanced before, at or after the contractual maturity date. On matured loans the company may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

The company reports maturity data based upon the most recent contractual agreement with the borrower. The table above includes two loans with an aggregate principal of $496,000 which are renewals.

Delinquency

Secured loans summarized by payment delinquency are presented in the following table.

	March 31,	December 31,
	2013	2012
Past Due
30-89 days	$600,181	$327,702
90-179 days	—	199,910
180 or more days	—	—
Total past due	600,181	527,612
Current	12,615,169	11,363,405
Total secured loans	$13,215,350	$11,891,017

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
March 31, 2013 (unaudited)

NOTE 4 – LOANS (continued)

Loans in non-accrual status

At March 31, 2013 and December 31, 2012, there were no loans designated in non-accrual status.

Impaired loans/allowance for loan losses

At March 31, 2013 and December 31, 2012, the company had not designated any loans as impaired, and had not recorded an allowance for loan losses as all loans were deemed to have protective equity (i.e., low loan-to-value ratio) such that collection is reasonably assured for amounts owing.

Modifications and troubled debt restructurings

During the three months ended March 31, 2013 no secured loans had been modified.  During 2012 one performing interest-only loan was modified to extend its maturity date from July 1, 2012 to July 1, 2013 at substantially the same terms except the borrower repaid $300,000 of the original principal balance and principal and interest payments will be made on a 25 year amortization until the new maturity date.  The company has not modified a loan that qualified for treatment as a troubled debt restructuring.

NOTE 5 – FAIR VALUE

The company does not record its performing (i.e. non-impaired loans) at fair value on a recurring basis. Impaired loans with a specific reserve are measured at fair value on a non-recurring basis. Loans designated as impaired loans are carried at the lesser of the amount owed or the fair value of the underlying collateral.

The fair value of the performing loans was determined to be equivalent to their book value at March 31, 2013 and December 31, 2012. The fair value was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans (with regards to specifics of property type, occupancy and lien position) would be made or are being made by RMC. Given the unique nature of each collateral asset, each borrower’s circumstances, and the sale of mortgage loans underwritten primarily based on the value of the real estate collateral are infrequent and are not usually publicly reported, even within the lending trade associations, the fair value of the loans approximates the carrying value in substantially all cases.

NOTE 6 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS AND SYNDICATION COSTS

Legal proceedings

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance. As of March 31, 2013, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

Commitments

There were no commitments other than those disclosed in Note 4.

NOTE 7 – SUBSEQUENT EVENTS

None

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this Report, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Forward-Looking Statements

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the company and its assets, that the difference between net income recorded and cash distributed to members will diminish in the future, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future member redemptions, the company’s full investment of cash, future funding of loans by the company, and beliefs relating to the impact on the company from current economic conditions and trends in the financial and credit markets. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the company has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

Current Economic Conditions

There have been no significant changes to the economic conditions since the filing of the annual report on Form 10-K for the year ended December 31, 2012.

Critical Accounting Policies

See Note 2 (Summary of Significant Accounting Policies) to the financial statements included in Part I, Item 1 of this report for a detailed presentation of critical accounting policies, which presentation is incorporated by this reference into this Item 2.

Managers and Other Related Parties

See Notes 1 (Organization and General) and 3 (Managers and Other Related Parties) to the financial statements included in Part I, Item 1 of this Report for a detailed presentation of the various company activities for which related parties are compensated and other related transactions, including the formation loan to RMC, which presentation is incorporated by this reference into this Item 2.

Results of Operations

The company’s operating results are discussed below for the three months ended March 31, 2013 compared to the same period for 2012.

	Changes during the three months ended March 31, 2013 versus 2012
	Dollars	Percent
Revenue, net
Interest income
Loans, net	$77,396	42%
Imputed interest on formation loan	551	19
Other interest, net	—	—
Total interest income	77,947	42

Interest expense, amortization of discount on formation loan	551	19
Net interest income	77,396	42

Late fees	1,544	118
Other	—	—
Total revenues, net	78,940	43

Provision for loan losses	—	—

Operating expenses
Mortgage servicing fees	2,470	48
Asset management fees	—	—
Costs through RMC	9,557	53
Professional services	1,484	81
Other	1,573	322
Total operating expenses, net	15,084	59

Net income	$63,856	40%

Please refer to the above table and the Statements of Income in the financial statements in Part I, Item 1 of this report, throughout the discussions of Results of Operations.

In spite of challenging economic and market conditions for real estate lenders beginning before our launch, we have not experienced some of the market setbacks that have been typical for real estate lenders since 2008. Our lending to date has produced a low delinquency rate and only one default which was cured by full loan reinstatement. The tight market for mortgage credit among traditional lenders such as banks has increased the number of borrowers who meet our underwriting standards but who are no longer qualified for bank credit. These borrowers have been willing to accept our rates and fees. This is reflected in the favorable stated and effective yields on the portfolio discussed below in the section “Revenue – Interest – Loans, net.”

Revenue – Interest - Loans, net

The increase in interest on loans is due to the growth of the secured loan portfolio. The average secured loan balance, the stated average yield and the effective average yield rate for the three months ended March 31, 2013 and 2012, are shown in the table below.

	Three months ended March 31,
	2013	2012
Daily average secured loan balance(1)	$12,259,000	$8,133,087
Interest on loans, net	261,296	183,900
Amortization loan administration fees	27,840	11,476
Interest on loans, gross	289,136	195,376
Portfolio Average Yield Rate	9.49%	9.21%
Effective Yield Rate	9.43%	9.04%

(1)	Portfolio Review – See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for a detailed presentation on the secured loan portfolio.

Operating Expenses – Mortgage servicing fees

The increase in mortgage servicing fees for 2013 reflects the increase in the secured loan portfolio noted above in Revenue – Interest – Loans, net.

Operating Expenses – Asset management fees

During 2013 and 2012, RMC waived asset management fees of $29,725 and $22,026, respectively. There is no assurance that RMC will waive its right to receive such fees in future periods.

Operating Expenses – Costs through RMC

The increase in costs through RMC is consistent with the increase in total assets under management.

Operating Expenses – Professional services

The increase in professional services in 2013 is due to increases to outside consultants.

Operating Expenses – Other

The increase in other expenses in 2013 is due to increased printing and costs related the increased number of investors compared to 2012.

Liquidity and Capital Resources

The company relies upon sales of units, loan payoffs, borrowers' mortgage payments, and, to a lesser degree and, if obtained, a line of credit, or proceeds from real estate owned financing or sales, should the company acquire the collateral securing our loans, for the source of funds for loans. We expect cash will be generated from borrower payments of interest, principal and loan payoffs and the resulting cash flow will exceed company expenses, earnings and unit redemptions. Excess cash flow, if any, will be invested in new loan opportunities.

Distributions

During the three months ended March 31, 2013 and 2012, the company, after allocation of syndication costs, made the following allocation of profits and distributions of cash both to the members who elected to participate in the distribution reinvestment plan and those who chose not to participate in the distribution reinvestment plan.

	Three months ended March 31,
	2013	2012
Reinvesting	$122,433	$78,049
Distributing	135,300	113,187
Total	$257,733	$191,236

Percent of members’ capital, electing distribution	52%	59%

Unit redemption program

During the three months ended March 31, 2013, 15,000 units were redeemed.

While the managers have set an estimated value for the units, such determination may not be representative of the ultimate price realized by a member for such units upon sale. No public trading market exists for the units and none is likely to develop.  Thus, there is no certainty the units can be sold at a price equal to the stated value of the capital account.

Contractual Obligations, Commitments and Contingencies

At March 31, 2013 the company had $14,756 remaining to be funded on a rehabilitation loan and approximately $1,820,000 was to be reimbursed to RMC for syndication costs contingent upon future sales of member units. See Note 4 (Loans) and Note 6 (Commitments and Contingencies, Other Than Loan Commitments and Syndication Costs) to the financial statements included in Part I, Item 1 of this report for a detailed presentation on commitments and contingencies, which presentation is incorporated by this reference into this Item 2.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not included because the company is a smaller reporting company

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in the manager’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the manager’s  internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.      Legal Proceedings

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance. As of March 31, 2013, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

ITEM 1A.   Risk Factors

There have been no material changes to the risk factors set forth in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Registered Securities

On June 8, 2009, the company’s Registration Statement on Form S-11 (File No. 333-155428), covering our primary offering to the public of up to 150,000,000 units of membership interests and our offering to members of up to 37,500,000 units of membership interests pursuant to our distribution reinvestment plan, in each case for $1.00 per unit, was declared effective by the Securities and Exchange Commission, and the company commenced its initial public offering.

On December 4, 2012, the company’s initial public offering was terminated, the company’s Registration Statement on Form S-11 (File No. 333-181953) was declared effective by the Securities and Exchange Commission, and the company commenced its first follow-on public offering, pursuant to which it is offering the same number of units in its primary offering (150,000,000 units) and under its distribution reinvestment plan (37,500,000 units) as were offered in its initial public offering, at the same price per unit as the initial public offering.

As of March 31, 2013, 16,249,319 units had been sold in the offerings, for gross offering proceeds of $16,249,319, including 758,838 units issued under our distribution reinvestment plan and 128,464 units from premiums paid by RMC.

From the subscription proceeds of $15,545,017, we incurred approximately $1,088,166 in selling commissions and from the subscriptions admitted of $15,362,017 (excluding units issued under our distribution reinvestment plan and units from premiums paid by RMC), we incurred approximately $691,291 in organization and offering costs. We intend to use substantially all of the net offering proceeds from the offerings to make loans.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 15th day of May, 2013.

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	President, Secretary/Treasurer of Redwood Mortgage Corp. (Principal Financial and Accounting Officer); Director of Redwood Mortgage Corp.	May 15, 2013

/S/ Michael R. Burwell
Michael R. Burwell	Manager of Gymno LLC	May 15, 2013