Form 10-Q
period 2013-06-30
Redwood Mortgage Investors IX
filed 2013-08-14
CIK 1448038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
[   ] YES    [X] NO

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Balance Sheets
June 30, 2013 (unaudited) and December 31, 2012 (audited)

ASSETS

	June 30,	December 31,
	2013	2012
Cash and cash equivalents	$3,308,682	$1,964,536

Loans, secured by deeds of trust
Principal	11,065,367	11,891,017
Advances	969	1,979
Accrued interest	87,669	82,536
Total loans	11,154,005	11,975,532

Receivable from affiliate	7,809	—
Loan administration fees, net	76,079	76,952

Total assets	$14,546,575	$14,017,020

LIABILITIES, INVESTORS IN APPLICANT STATUS, AND MEMBERS’ CAPITAL

Liabilities
Accounts payable	$18,809	$9,446
Payable to affiliate	12,465	—
Total liabilities	31,274	9,446

Investors in applicant status	105,050	355,750

Members’ capital
Members’ capital, subject to redemption, net	14,391,388	13,637,215
Managers’ capital, net	18,863	14,609
Total members’ capital	14,410,251	13,651,824

Total liabilities, investors in applicant status and members’ capital	$14,546,575	$14,017,020

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Income
For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Interest income
Loans, net	$253,450	$133,220	$514,746	$317,120
Imputed interest on formation loan	3,585	3,217	7,101	6,182
Total interest income	257,035	136,437	521,847	323,302

Interest expense – amortization
of discount on formation loan	3,585	3,217	7,101	6,182
Net interest income	253,450	133,220	514,746	317,120

Late fees	481	1,908	3,330	3,213
Other	—	300	100	400
Total revenues, net	253,931	135,428	518,176	320,733

Provision for loan losses	—	—	—	—

Operating expenses
Mortgage servicing fees	7,960	4,386	15,567	9,523
Asset management fees	—	—	—	—
Costs through RMC	28,053	17,171	55,514	35,075
Professional services	20,955	2,858	24,280	4,699
Other	7,742	7,756	9,803	8,244
Total operating expenses	64,710	32,171	105,164	57,541
Net income	$189,221	$103,257	$413,012	$263,192

Net income
Managers (1%)	$1,892	$1,033	$4,130	$2,632
Members (99%)	187,329	102,224	408,882	260,560
	$189,221	$103,257	$413,012	$263,192
Net income per $1,000 invested by members
for entire period	$11	$8	$25	$21

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Changes in Members’ Capital
For the Six Months Ended June 30, 2013 (unaudited)

		Members
	Investors
	In		Unallocated
	Applicant		Syndication	Formation
	Status	Capital	Costs	Loan	Capital, net
Balances at December 31, 2012	$355,750	$15,233,141	$(664,520)	$(931,406)	$13,637,215
Contributions on application	459,900	—	—	—	—
Contributions admitted to members' capital	(713,750)	713,750	—	—	713,750
Premiums paid on application by RMC	3,360	—	—	—	—
Premiums admitted to members' capital	(210)	210	—	—	210
Net income	—	408,882	—	—	408,882
Earnings distributed to members	—	(523,287)	—	—	(523,287)
Earnings distributed used in DRIP	—	253,349	—	—	253,349
Member's redemptions	—	(36,050)	—	—	(36,050)
Formation loan funding	—	—	—	(31,443)	(31,443)
Formation loan payments received	—	—	—	—	—
Syndication costs incurred	—	—	(32,198)	—	(32,198)
Early withdrawal penalties	—	—	401	559	960

Balances at June 30, 2013	$105,050	$16,049,995	$(696,317)	$(962,290)	$14,391,388

	Managers
		Unallocated		Total
		Syndication		Members’
	Capital	Costs	Capital, net	Capital
Balances at December 31, 2012	$21,321	$(6,712)	$14,609	$13,651,824
Contributions on application	—	—	—	—
Contributions admitted to members' capital	446	—	446	714,196
Premiums paid on application by RMC	—	—	—	—
Premiums admitted to members' capital	—	—	—	210
Net income	4,130	—	4,130	413,012
Earnings distributed to members	—	—	—	(523,287)
Earnings distributed used in DRIP	—	—	—	253,349
Members’ redemptions	—	—	—	(36,050)
Formation loan funding	—	—	—	(31,443)
Formation loan payments received	—	—	—	—
Syndication costs incurred	—	(325)	(325)	(32,523)
Early withdrawal penalties	—	3	3	963

Balances at June 30, 2013	$25,897	$(7,034)	$18,863	$14,410,251

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Cash Flows
For the Six Months Ended June 30, 2013 and 2012 (unaudited)

	2013	2012
Cash flows from operating activities
Net income	$413,012	$263,192
Adjustments to reconcile net income to net cash provided
by (used in) operating activities
Amortization of loan origination fees	71,195	28,807
Interest income, imputed on formation loan	(7,101)	(6,182)
Amortization of discount on formation loan	7,101	6,182
Change in operating assets and liabilities
Advances	1,010	(263)
Accrued interest	(5,133)	16,019
Receivable from affiliate	(7,809)	—
Loan administration fees	(70,322)	(26,978)
Payable to affiliate	12,465	—
Accounts payable	9,363	4,296
Net cash provided by (used in) operating activities	423,781	285,073
Cash flows from investing activities
Loans funded	(6,774,916)	(2,654,427)
Principal collected on loans	7,600,566	4,742,077
Net cash provided by (used in) investing activities	825,650	2,087,650
Cash flows from financing activities
Contributions by member applicants	463,706	1,661,480
Members’ withdrawals	(305,988)	(234,415)
Syndication costs paid, net	(32,119)	(67,293)
Formation loan, funding	(31,443)	(106,816)
Formation loan, collections	559	—
Net cash provided by (used in) financing activities	94,715	1,252,956
Net increase (decrease) in cash and cash equivalents	1,344,146	3,625,679
Cash and cash equivalents at January 1	1,964,536	2,099,328
Cash and cash equivalents at June 30	$3,308,682	$5,725,007

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
June 30, 2013 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL

In the opinion of the managers, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission (SEC). The results of operations for the six month period ended June 30, 2013 are not necessarily indicative of the operating results to be expected for the full year.

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

The rights, duties and powers of the managers and members of the company are governed by the company’s operating agreement, and the Delaware Limited Liability Company Act and the California Corporations Code.

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
June 30, 2013 (unaudited)

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

Offering and proceeds

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

The following summarizes the status of all offering proceeds, at $1 per unit, as of June 30, 2013.

•	Proceeds from investors in applicant status (later accepted by the managers):	$15,630,017
•	Proceeds under our distribution reinvestment plan from electing members:	$889,754
•	Proceeds from premiums paid by RMC:	$128,674	(1)
•	Total proceeds from units sold in the offerings:	$16,648,445

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
June 30, 2013 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL (continued)

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
June 30, 2013 (unaudited)

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

Management has the requisite familiarity with the markets it lends in generally and of the collateral properties specifically to analyze sales-comparables and assess their suitability/applicability. Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability. These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties – on and off the market – that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types (such as land held for development and for units in a condominium conversion). Multiple inputs from different sources often collectively provide the best evidence of fair value. In these cases expected cash flows would be considered alongside other relevant information. Management’s analysis of these secondary sources, as well as the analysis of comparable sales, assists management in preparing its estimates regarding valuations, such as collateral fair value. However, such estimates are inherently imprecise and actual results could differ significantly from such estimates.

Since inception through June 30, 2013, the company has distributed cash of $2,196,766 (which includes $889,754 reinvested in DRIP units) to the members, based upon the managers’ projections of net income using several variables which included but were not limited to, an average rate of return for the loan portfolio, turnover rate of the loan portfolio, and the availability of quality loans for investment.  Due to the financial markets and the general economic conditions since inception the company’s net income during this period has been $1,733,190. Provided the company becomes and remains fully invested in quality mortgage loans, this difference should diminish until eliminated.

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
June 30, 2013 (unaudited)

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
June 30, 2013 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

Based on its knowledge of the borrowers and their historical and expected performance, and the exposure to loss, management estimates an appropriate reserve by property type for probable credit losses in the portfolio. Because the company is an asset-based lender, except as to owner-occupied residences, and because specific regions, neighborhoods and even properties within the same neighborhoods, vary significantly as to real estate values and transaction activity, general market trends, which may be indicative of a change in the risk of a loss, are secondary to the condition of the property, the property type and the neighborhood/region in which the property is located, and do not enter substantially into the determination of the amount of the non-specific (i.e. general) reserves.

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

Recently issued accounting pronouncements

In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies (topic 946), Amendments to the Scope, Measurement, and Disclosure Requirements. Under the guidance contained therein, certain fundamental or typical characteristics are noted that, if present, would cause an entity to be deemed an investment company. The accounting and disclosure requirements for entities deemed to be investment companies are included in ASU 2013-08. Management is in the process of determining the applicability of ASU 2013-08 to the company. If applicable, the amendments are effective for interim and annual reporting in fiscal years that begin after December 15, 2013.

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES

The managers are allocated one percent of the profits and losses, which amounted to $1,892 and $1,033 for the three months ended, and $4,130 and $2,632 for the six months ended, June 30, 2013 and 2012, respectively.

The following commissions and fees are paid by the borrowers.

Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, RMC may collect a loan brokerage commission that is expected to range from approximately 2% to 5% of the principal amount of each loan made during the year. Total loan brokerage commissions are limited to an amount not to exceed 4% of the total company assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the company. Loan brokerage commissions paid by the borrowers were $33,200 and $12,900, for the three months ended, and $61,740 and $30,950 for the six months ended, June 30, 2013 and 2012, respectively.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
June 30, 2013 (unaudited)

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES (continued)

Other fees

RMC or Gymno will receive fees for processing, notary, document preparation, credit investigation, reconveyance, and other mortgage related fees. The amounts received are customary for comparable services in the geographic area where the property securing the loan is located, payable solely by the borrower and not by the company. These fees totaled $1,959 and $1,192 for the three months ended, and $5,309 and $2,704 for the six months, ended June 30, 2013 and 2012, respectively.

The following fees are paid by the company.

Loan administrative fees

RMC will receive a loan administrative fee in an amount up to 1% of the principal amount of each new loan originated or acquired on the company's behalf by RMC for services rendered in connection with the selection and underwriting of potential loans. Such fees are payable by the company upon the closing of each loan. Loan administration fees incurred and paid by the company to RMC were approximately $29,676 and $17,878 for the three months ended, and $70,322 and 26,978 for the six months ended, June 30, 2013 and 2012, respectively.

Mortgage servicing fees

RMC earns mortgage servicing fees of up to one-quarter of one percent (0.25%) annually of the unpaid principal of the loan portfolio or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located from the company. RMC is entitled to receive these fees regardless of whether specific mortgage payments are collected. The mortgage servicing fees are accrued monthly on all loans. Remittance to RMC is made monthly unless the loan has been assigned a specific loss reserve, at which point remittance is deferred until the specific loss reserve is no longer required, or the property has been acquired by the company. RMC, in its sole discretion, may elect to accept less than the maximum amount of the mortgage servicing fee to enhance the earnings of the company. An increase or decrease in this fee within the limits set by the operating agreement directly impacts the yield to the members. Mortgage servicing fees incurred and paid were $7,960 and $4,386 for the three months, and $15,567 and $9,523 for the six months, ended June 30, 2013 and 2012, respectively.

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

The managers, in their sole discretion, may elect to accept less than the maximum amount of the asset management fee to enhance the earnings of the company. For the six months ended June 30, 2013 and 2012, the managers have waived the entire asset management fee due them. An increase or decrease in this fee within the limits set by the operating agreement directly affects the yield to the members. There is no assurance the managers will decrease or waive these fees in the future. The decision to waive fees and the amount, if any, to be waived, is made by the managers in their sole discretion.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
June 30, 2013 (unaudited)

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES (continued)

Asset management fees (continued)

Asset management fees paid to the managers are presented in the following table.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Maximum chargeable by the managers	$30,653	$23,623	$60,378	$45,649
Waived by the managers	(30,653)	(23,623)	(60,378)	(45,649)
Charged	$—	$—	$—	$—

Costs through RMC

RMC, a manager, is reimbursed by the company for operating expenses incurred on behalf of the company, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to members, and out-of-pocket general and administration expenses. The decision to request reimbursement of any qualifying charges is made by RMC in its sole discretion. Operating expenses were $28,053 and $17,171 for the three months ended, and $55,514 and $35,075 for the six months ended, June 30, 2013 and 2012, respectively.

Syndication costs

Organizational and syndication costs are limited to 4.5% of the gross primary offering proceeds, with any excess being paid by the managers. Applicable gross offering proceeds were $15,630,017. Related expenditures, net of early withdrawal penalties applied, totaled $703,351 or 4.5% of contributions.

Syndication costs incurred by the company are summarized in the following table through June 30, 2013.

Costs incurred	$704,864
Early withdrawal penalties applied	(1,513)
Allocated to date	—

Balance, June 30, 2013	$703,351

As of June 30, 2013, approximately $1,900,000 was to be reimbursed to RMC contingent upon future sales of member units.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
June 30, 2013 (unaudited)

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES (continued)

Formation loan

Formation loan transactions are presented in the following table for the six months ended June 30, 2013 and from inception to June 30, 2013.

	Six Months Ended	Since Inception
Member contributions to date	$459,900	$15,731,917

Balance, beginning of period	$931,406	$—
Formation loan made	31,443	1,101,234
Unamortized discount on formation loan	2,022	(127,224)
Formation loan made, net	964,871	974,010

Repayments received from RMC	—	(136,156)
Early withdrawal penalties applied	(559)	(2,788)
Formation loan, net	964,312	835,066

Unamortized discount on imputed interest	(2,022)	127,224
Balance, June 30, 2013	$962,290	$962,290

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

The future minimum payments on the formation loan are presented in the following table ($ in thousands).

2013	$93,141
2014	93,141
2015	93,141
2016	93,141
2017	93,141
Thereafter	496,585
Total	$962,290

RMC is required to repay the formation loan. During the offering period, RMC will repay annually, one tenth of the principal balance of the formation loan as of December 31 of the prior year. Upon completion of the offering, the formation loan will be amortized over 10 years and repaid in 10 equal annual installments.

NOTE 4 – LOANS

The company generally funds loans with a fixed interest rate and a five-year term. As of June 30, 2013, 87% of the company’s loans (representing 91% of the aggregate principal of the company’s loan portfolio) have a five year term or less from loan inception. The remaining loans have terms longer than five years.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
June 30, 2013 (unaudited)

NOTE 4 – LOANS (continued)

As of June 30, 2013, 14 loans (representing 55% of the aggregate principal balance of the company’s loan portfolio) provide for monthly payments of interest only, with principal due in full at maturity. The remaining 24 loans (representing 45% of the aggregate principal balance of the company’s loan portfolio) require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the unpaid principal balance due at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the six months ended June 30.

	2013	2012
Principal, January 1	$11,891,017	$8,253,328
Loans funded	6,774,916	2,654,427
Payments received	(7,600,566)	(4,742,077)
Principal, June 30	$11,065,367	$6,165,678

Loan characteristics

Secured loans had the characteristics presented in the following table.

	June 30,	December 31,
	2013	2012
Number of secured loans	38	41
Secured loans – principal	$11,065,367	$11,891,017
Secured loans – lowest interest rate (fixed)	7.75%	7.75%
Secured loans – highest interest rate (fixed)	11.00%	11.00%

Average secured loan – principal	$291,194	$290,025
Average principal as percent of total principal	2.63%	2.44%
Average principal as percent of members’ capital	2.02%	2.12%
Average principal as percent of total assets	2.00%	2.07%

Largest secured loan – principal	$1,200,000	$1,200,000
Largest principal as percent of total principal	10.84%	10.09%
Largest principal as percent of members’ capital	8.33%	8.79%
Largest principal as percent of total assets	8.25%	8.56%

Smallest secured loan – principal	$52,037	$74,857
Smallest principal as percent of total principal	0.47%	0.63%
Smallest principal as percent of members’ capital	0.36%	0.55%
Smallest principal as percent of total assets	0.36%	0.53%

Number of counties where security is located (all California)	11	13
Largest percentage of principal in one county	39.53%	34.66%

Number of secured loans in foreclosure	—	—
Secured loans in foreclosure – principal	—	—

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
June 30, 2013 (unaudited)

NOTE 4 – LOANS (continued)

Loan characteristics (continued)

As of June 30, 2013, the company’s largest loan in the principal of $1,200,000 represents 10.84% of outstanding secured loans and 8.25% of company assets. The loan is secured by a residential property located in Santa Cruz, California, bears an interest rate of 8.75% and matures on August 1, 2015.

Larger loans sometimes increase above 10% of the secured loan portfolio or company assets as these amounts decrease due to member withdrawals and loan payoffs and due to restructuring of existing loans.

Distribution of loans within California

Secured loans are distributed within California as summarized in the following table.

	June 30, 2013			December 31, 2012
	Loans	Principal	Percent	Loans	Principal	Percent
San Francisco	5	$1,821,866	16%	5	$2,104,019	18%
San Francisco Bay Area (1)	13	2,494,948	23	15	3,536,085	30
Northern California (1)	4	2,087,671	19	3	1,723,784	14
Southern California	16	4,660,882	42	18	4,527,129	38
Total secured loans	38	$11,065,367	100%	41	$11,891,017	100%

(1)	Excluding line(s) above.

Commitments/loan disbursements/construction and rehabilitation loans

The company may make construction loans that are not fully disbursed at loan inception. Construction loans are determined by the managers to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multi-family properties. The company will approve and fund the construction loan up to a maximum loan balance. Disbursements will be made periodically as phases of the construction are completed or at such other times as the loan documents may require. Undisbursed construction funds will be held in escrow pending disbursement. Upon project completion, construction loans are reclassified as permanent loans. Funding of construction loans is limited to 10% of the loan portfolio. As of June 30, 2013, the company had no construction loans outstanding.

The company may also make rehabilitation loans. A rehabilitation loan will be approved up to a maximum principal balance and, at loan inception, will be either fully or partially disbursed. A rehabilitation loan escrow account is fully funded and advanced periodically as phases of the rehabilitation are completed or at such other times as the loan documents may require.  As of June 30, 2013, the company had one acquired rehabilitation loan with outstanding principal balance of $400,000, which was arranged for acquisition by RMC. The rehabilitation loan proceeds are generally used to acquire and remodel single family homes for future sale or rental.  Funding of rehabilitation loans is limited to 15% of the loan portfolio.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
June 30, 2013 (unaudited)

NOTE 4 – LOANS (continued)

Commitments/loan disbursements/construction and rehabilitation loans (continued)

During 2013 and 2012, RMC arranged for the company to purchase approximately $1,000,000 and $2,000,000, respectively, of loans from an unaffiliated lender who is the servicer of the loans.  The loans generally have the following conditions:

•	Secured by first deeds of trust on single-family, real property located in California;
•	Monthly payments of interest only at fixed rates;
•	Terms of 5 to 11 months, interest rate, LTV and collateral are comparable to loans arranged by RMC.

The unpaid balance of these loans at June 30, 2013 was $2,259,650.

Lien position

Secured loans had the lien positions presented in the following table.

	June 30, 2013			December 31, 2012
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	26	$7,328,861	66%	30	$8,241,074	69%
Second trust deeds	12	3,736,506	34	11	3,649,943	31
Total secured loans	38	11,065,367	100%	41	11,891,017	100%
Liens due other lenders at loan closing		6,562,368			7,182,065
Total debt		$17,627,735			$19,073,082

Appraised property value at loan closing		$36,294,000			$37,369,615

Percent of total debt to appraised
values (LTV) at loan closing (2)		48.57%			51.04%

(2)
Based on appraised values and liens due other lenders at loan closing. The loan to value computation does not take into account subsequent increases or decreases in security property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any.

Property type

Secured loans summarized by property type are presented in the following table.

	June 30, 2013			December 31, 2012
	Loans	Principal	Percent	Loans	Principal	Percent
Single family	37	$10,665,367	96%	39	$10,820,554	91%
Multi-family	—	—	—	1	670,463	6
Commercial	1	400,000	4	1	400,000	3
Total secured loans	38	$11,065,367	100%	41	$11,891,017	100%

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
June 30, 2013 (unaudited)

NOTE 4 – LOANS (continued)

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table.

	Loans	Principal	Percent
2013	7	$2,627,087	24%
2014	9	2,140,278	19
2015	3	1,967,970	18
2016	4	684,605	6
2017	10	2,673,123	24
Thereafter	5	972,304	9
Total future maturities	38	11,065,367	100
Matured at June 30, 2013	—	—	—
Total secured loans	38	$11,065,367	100%

Loans may be repaid or refinanced before, at or after the contractual maturity date. On matured loans, the company may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

The company reports maturity data based upon the most recent contractual agreement with the borrower. The table above includes two loans with an aggregate principal of $495,880, which are renewals.

Delinquency

Secured loans summarized by payment delinquency are presented in the following table.

	June 30,	December 31,
	2013	2012
Past Due
30-89 days	$617,137	$327,702
90-179 days	—	199,910
180 or more days	—	—
Total past due	617,137	527,612
Current	10,448,230	11,363,405
Total secured loans	$11,065,367	$11,891,017

Loans in non-accrual status

At June 30, 2013 and December 31, 2012, there were no loans designated in non-accrual status.

Impaired loans/allowance for loan losses

At June 30, 2013 and December 31, 2012, the company had not designated any loans as impaired, and had not recorded an allowance for loan losses as all loans were deemed to have protective equity (i.e., low loan-to-value ratio) such that collection is reasonably assured for amounts owing.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
June 30, 2013 (unaudited)

NOTE 4 – LOANS (continued)

Modifications and troubled debt restructurings

During the six months ended June 30, 2013 no secured loans had been modified.  During 2012, one performing interest-only loan was modified to extend its maturity date from July 1, 2012 to July 1, 2013 at substantially the same terms except the borrower repaid $300,000 of the original principal balance and principal and interest payments will be made on a 25 year amortization until the new maturity date.  The company has not modified a loan that qualified for treatment as a troubled debt restructuring.

NOTE 5 – FAIR VALUE

The company does not record its loans at fair value on a recurring basis. Impaired loans with a specific reserve are measured at fair value on a non-recurring basis. At June 30, 2013 and December 31, 2012 the fair value of the loans without a specific reserve was determined to be equivalent to their book value and no loans had been designated as impaired.

NOTE 6 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS AND SYNDICATION COSTS

Legal proceedings

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance. As of June 30, 2013, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

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

Forward-Looking Statements

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the company’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the company and its assets, that the difference between net income recorded and cash distributed to members will diminish in the future, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future member redemptions, the company’s full investment of cash, future funding of loans by the company, and beliefs relating to how the company will be affected by current economic conditions and trends in the financial and credit markets. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the effect of competition and competitive pricing and downturns in the real estate markets in which the company has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Overview

Redwood Mortgage Investors IX, LLC (the “company”) is a Delaware limited liability company formed in October 2008 to make loans secured primarily by first and second deeds of trust on California real estate.

See Note 1 (Organization and General) to the financial statements included in Part 1, Item 1 of this report for information on the organization and operations of the company.

Current Economic Conditions

In the Federal Reserve’s “Beige Book” of July 17th the 12th District (the Western states) summary stated: “Economic activity in the Twelve District expanded at a modest pace during the reporting period of late May through early July. Price inflation was minimal for most final goods and services …” The summary later stated: “Demand for housing strengthened and commercial real estate activity trended up further.”

RMI IX’s lending markets continue to recover and in many sub-markets have recovered to pre-crisis conditions, as indicated in the publications noted below:
1.
The July 11th “FedViews” published by the Reserve Bank of San Francisco (“SF Fed”):  “Housing and real estate activity remain strong.  The National Association of Realtors Pending Home Sales Index rose 6.7% in May, far above expectations. Housing prices have also increased markedly, with the seasonally adjusted CoreLogic national Home Price Index increasing 1.1% from the previous month. Over the past year, this is index is up about 12%.”

2.
The May 2013 “12th District Real Estate Conditions” published by the SF Fed: “12th District real estate (RE) markets are in the expansion phase of the RE cycle with different sectors at different stages of expansion.” Later in the same publication:  “The multi-housing sector remained the strongest performer in 2012 but in the second half of the year average scores fell slightly for both the Nation and the District. Multi-housing is now in the latter part of the expansion cycle phase of the real estate cycle. The slowdown is due to higher forecast vacancy rates, as well as more recent and forecast supply. Rents however, will continue to increase, although at a slower pace, given historically low vacancy rates. Despite this slowdown, the District is forecast to significantly outperform the rest of the Nation, due to historically higher population and employment growth.  The Bay Area takes the top two spots in the national multi-housing ranking.  Employment growth has been stronger in technology sectors and the Bay Area.”

The resurgent economy in the western US, and particularly in the real estate sector in RMI IX’s lending markets, provides favorable and stable lending conditions.

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

Results of Operations

The company’s operating results are discussed below for the six months ended June 30, 2013 compared to the same period for 2012.

	Changes during the three months ended June 30, 2013 versus 2012		Changes during the six months ended June 30, 2013 versus 2012
	Dollars	Percent	Dollars	Percent
Revenue, net
Interest income
Loans, net	$120,230	90%	$197,626	62%
Imputed interest on formation loan	368	11	919	15
Total interest income	120,598	88	198,545	61

Interest expense, amortization of discount on
imputed interest	368	11	919	15
Net interest income

Late fees	(1,427)	(75)	117	4
Other	(300)	(100)	(300)	(75)
Total revenues, net	118,503	88	197,443	62

Provision for loan losses	—	—	—	—

Operating expenses
Mortgage servicing fees	3,574	81	6,044	63
Asset management fees	—	—	—	—
Costs through RMC	10,882	63	20,439	58
Professional services	18,097	633	19,581	417
Other	(14)	—	1,559	19
Total operating expenses, net	32,539	101	47,623	83

Net income	$85,964	83%	$149,820	57%

Please refer to the above table and the Statements of Income in the financial statements in Part I, Item 1 of this report, throughout the discussions of Results of Operations.

Loan portfolio updates - borrower repayments during the three months ended June 30, 2013 exceeded our new loans funded by approximately $2,150,000.  Our loan portfolio continues to have over 90% of the loans collateralized by single-family residences, with approximately 60% of the collateral in Northern California and the remaining in Southern California.

Revenue – Interest - Loans, net

The increase in interest on loans is due to the growth of the secured loan portfolio. The average secured loan balance, the stated average yield and the effective average yield rate for the three and six months ended June 30, 2013 and 2012, are shown in the table below.

	Three months ended June 30		Six months ended June 30,
	2013	2012	2013	2012
Daily average secured loan balance(1)	$12,374,287	$6,840,423	$12,262,812	$7,394,422
Interest on loans, net	253,450	133,220	514,746	317,120
Amortization loan administration fees	43,355	17,331	71,195	28,807
Interest on loans, gross	296,805	150,551	585,941	345,927
Portfolio Average Yield Rate	9.53%	9.14%	9.51%	9.17%
Effective Yield Rate	9.59%	$8.80%	9.56%	9.36%

(1)	Portfolio Review – See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for a detailed presentation on the secured loan portfolio.

Operating Expenses – Mortgage servicing fees

The increase in mortgage servicing fees for 2013 reflects the increase in the secured loan portfolio noted above in Revenue – Interest – Loans, net.

Operating Expenses – Asset management fees

RMC waived asset management fees of $30,653 and $23,623 for the three months ended, and $60,378 and $45,649 for the six months ended, June 30, 2013 and 2012, respectively. There is no assurance that RMC will waive its right to receive such fees in future periods.

Operating Expenses – Costs through RMC

The increase in costs from RMC for the three and six months ended June 30, 2013 compared to the same periods in 2012 was due to reimbursement of qualifying charges permitted in the company’s operating agreement, some of which RMC chose not to request reimbursement in 2012, which it may do from time to time in its sole discretion.

Operating Expenses – Professional services

The increase in professional services for the three and six months ended June 30, 2013 compared to the same periods in 2012 was due to attorney fees related to required filings which prior to the April 2013 had been paid by RMC.

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

Distributions

During the three and six months ended June 30, 2013 and 2012, the company, after allocation of syndication costs, made the following allocation of profits and distributions of cash both to the members who elected to participate in the distribution reinvestment plan and those who chose not to participate in the distribution reinvestment plan.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Reinvesting	$130,916	$89,050	$253,349	$167,098
Distributing	134,638	116,047	269,938	229,235
Total	$265,554	$205,097	$523,287	$396,333

Percent of members’ capital, electing distribution	51%	57%	52%	58%

Unit redemption program

During the three and six months ended June 30, 2013, 21,050 and 36,050 units, respectively, were redeemed.

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

Contractual Obligations, Commitments and Contingencies

At June 30, 2013 the company had approximately $1,900,000 to be reimbursed to RMC for syndication costs contingent upon future sales of member units. See Note 4 (Loans) and Note 6 (Commitments and Contingencies, Other Than Loan Commitments and Syndication Costs) to the financial statements included in Part I, Item 1 of this report for a detailed presentation on commitments and contingencies, which presentation is incorporated by this reference into this Item 2.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in the manager’s internal control over financial reporting (as such term is defined in Rule  13a-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the manager’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.      Legal Proceedings

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance. As of June 30, 2013, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

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

As of June 30, 2013, 16,648,445 units had been sold in the offerings, for gross offering proceeds of $16,648,445, including 889,754 units issued under our distribution reinvestment plan and 128,674 units from premiums paid by RMC.

From the subscription proceeds of $15,731,917, we incurred approximately $1,101,234 in selling commissions and from the subscriptions admitted of $15,630,017 (excluding units issued under our distribution reinvestment plan and units from premiums paid by RMC), we incurred approximately $703,351 in organization and offering costs. We intend to use substantially all of the net offering proceeds from the offerings to make loans.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 14th day of August, 2013.

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	President, Secretary/Treasurer of Redwood Mortgage Corp. (Principal Financial and Accounting Officer); Director of Redwood Mortgage Corp.	August 14, 2013

/S/ Michael R. Burwell
Michael R. Burwell	Manager of Gymno LLC	August 14, 2013