Form 10-Q
period 2013-09-30
Redwood Mortgage Investors IX
filed 2013-11-14
CIK 1448038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
[   ] YES    [X] NO

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Balance Sheets
September 30, 2013 (unaudited) and December 31, 2012 (audited)

ASSETS

	September 30,	December 31,
	2013	2012
Cash and cash equivalents	$1,250,594	$1,964,536

Loans, secured by deeds of trust
Principal	13,820,473	11,891,017
Advances	1,004	1,979
Accrued interest	73,355	82,536
Total loans	13,894,832	11,975,532

Receivable from affiliate	804	—
Loan administration fees, net	90,174	76,952

Total assets	$15,236,404	$14,017,020

LIABILITIES, INVESTORS IN APPLICANT STATUS, AND MEMBERS’ CAPITAL

Liabilities
Accounts payable	$19,152	$9,446
Payable to affiliate	270	—
Total liabilities	19,422	9,446

Investors in applicant status	445,552	355,750

Members’ capital
Members’ capital, subject to redemption, net	14,756,471	13,637,215
Managers’ capital, net	14,959	14,609
Total members’ capital	14,771,430	13,651,824

Total liabilities, investors in applicant status and members’ capital	$15,236,404	$14,017,020

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Income
For the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Interest income
Loans, net	$242,866	$168,162	$757,612	$485,282
Imputed interest on formation loan	3,643	3,386	10,744	9,568
Total interest income	246,509	171,548	768,356	494,850

Interest expense – amortization
of discount on formation loan	3,643	3,386	10,744	9,568
Net interest income	242,866	168,162	757,612	485,282

Late fees	2,623	996	5,953	4,209
Other	—	—	100	400
Total revenues, net	245,489	169,158	763,665	489,891

Provision for loan losses	—	—	—	—

Operating expenses
Mortgage servicing fees	7,219	4,879	22,786	14,402
Asset management fees	—	—	—	—
Costs through RMC	28,654	18,561	84,168	53,636
Professional services	19,797	2,125	44,077	6,824
Other	3,088	4,503	12,891	12,747
Total operating expenses	58,758	30,068	163,922	87,609
Net income	$186,731	$139,090	$599,743	$402,282

Net income
Managers (1%)	$1,867	$1,391	$5,997	$4,023
Members (99%)	184,864	137,699	593,746	398,259
	$186,731	$139,090	$599,743	$402,282
Net income per $1,000 invested by members
for entire period	$12	$11	$37	$32

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Changes in Members’ Capital
For the Nine Months Ended September 30, 2013 (unaudited)

		Members
	Investors
	In		Unallocated
	Applicant		Syndication	Formation
	Status	Capital	Costs	Loan	Capital, net
Balances at December 31, 2012	$355,750	$15,233,141	$(664,520)	$(931,406)	$13,637,215
Contributions on application	1,208,452	—	—	—	—
Contributions admitted to members' capital	(1,118,650)	1,118,650	—	—	1,118,650
Premiums paid on application by RMC	3,570	—	—	—	—
Premiums admitted to members' capital	(3,570)	3,570	—	—	3,570
Net income	—	593,746	—	—	593,746
Earnings distributed to members	—	(793,792)	—	—	(793,792)
Earnings distributed used in DRIP	—	388,271	—	—	388,271
Member's redemptions	—	(58,190)	—	—	(58,190)
Formation loan funding	—	—	—	(83,842)	(83,842)
Formation loan payments received	—	—	—	—	—
Syndication costs incurred	—	—	(50,118)	—	(50,118)
Early withdrawal penalties	—	—	402	559	961

Balances at September 30, 2013	$445,552	$16,485,396	$(714,236)	$(1,014,689)	$14,756,471

	Managers
		Unallocated		Total
		Syndication		Members’
	Capital	Costs	Capital, net	Capital
Balances at December 31, 2012	$21,321	$(6,712)	$14,609	$13,651,824
Contributions on application	—	—	—	—
Contributions admitted to members' capital	1,122	—	1,122	1,119,772
Premiums paid on application by RMC	—	—	—	—
Premiums admitted to members' capital	—	—	—	3,570
Net income	5,997	—	5,997	599,743
Earnings distributed to members	(6,266)	—	(6,266)	(800,058)
Earnings distributed used in DRIP	—	—	—	388,271
Members’ redemptions	—	—	—	(58,190)
Formation loan funding	—	—	—	(83,842)
Formation loan payments received	—	—	—	—
Syndication costs incurred	—	(506)	(506)	(50,624)
Early withdrawal penalties	—	3	3	964

Balances at September 30, 2013	$22,174	$(7,215)	$14,959	$14,771,430

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Cash Flows
For the Nine Months Ended September 30, 2013 and 2012 (unaudited)

	2013	2012
Cash flows from operating activities
Net income	$599,743	$402,282
Adjustments to reconcile net income to net cash provided
by (used in) operating activities
Amortization of loan origination fees	113,936	41,075
Interest income, imputed on formation loan	(10,744)	(9,568)
Amortization of discount on formation loan	10,744	9,568
Change in operating assets and liabilities
Advances	975	(2,073)
Accrued interest	9,181	(4,927)
Receivable from affiliate	(804)	—
Loan administration fees	(127,158)	(62,704)
Payable to affiliate	270	—
Accounts payable	9,706	4,358
Net cash provided by (used in) operating activities	605,849	378,011
Cash flows from investing activities
Loans funded	(12,458,516)	(6,248,613)
Principal collected on loans	10,529,060	5,233,416
Net cash provided by (used in) investing activities	(1,929,456)	(1,015,197)
Cash flows from financing activities
Contributions by member applicants	1,213,144	2,908,986
Members’ withdrawals	(469,977)	(352,177)
Syndication costs paid, net	(50,219)	(108,318)
Formation loan, funding	(83,842)	(203,378)
Formation loan, collections	559	—
Net cash provided by (used in) financing activities	609,665	2,245,113
Net increase (decrease) in cash and cash equivalents	(713,942)	1,607,927
Cash and cash equivalents at January 1	1,964,536	2,099,328
Cash and cash equivalents at September 30	$1,250,594	$3,707,255

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
September 30, 2013 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL

In the opinion of the managers, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission (SEC). The results of operations for the nine month period ended September 30, 2013 are not necessarily indicative of the operating results to be expected for the full year.

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

The rights, duties and powers of the managers and members of the company are governed by the company’s operating agreement, the Delaware Limited Liability Company Act and the California Corporations Code.

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
September 30, 2013 (unaudited)

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

Offering and proceeds

In June 2012, the company filed with the SEC a second registration statement on Form S-11, which was declared effective in December 2012 that in substance extends the offering of member units past the sunset date of the registration of the initial public offering, which was filed in November 2008. The 2012 registration offers up to 150,000,000 units of its membership interests to the public and 37,500,000 units to its members pursuant to its distribution reinvestment plan.

The following summarizes the status of all offering proceeds, at $1 per unit, as of September 30, 2013.

•	Proceeds from investors in applicant status (later accepted by the managers):	$16,034,917
•	Proceeds under our distribution reinvestment plan from electing members:	$1,024,676
•	Proceeds from premiums paid by RMC:	$132,034	(1)
•	Total proceeds from units sold in the offerings:	$17,191,627

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
September 30, 2013 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL (continued)

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

The fair value of the collateral is reviewed quarterly and the protective equity for each loan is computed. As used herein, “protective equity” is the arithmetic difference between the net realizable value (fair value of the collateral less the cost to sell), net of any senior liens, and the loan balance, where “loan balance” is the sum of the unpaid principal, advances and the recorded interest. This computation is done for each loan (whether performing or designated impaired), and while loans secured by collateral of similar property type are grouped, there is enough distinction and variation in the collateral that a loan-by-loan, collateral-by-collateral analysis is appropriate.

The fair value of the collateral at sale is the price that would be received (i.e. the exit price) in an orderly transaction in the principal or most advantageous market under current market conditions and is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values, and publicly available information on in-market transactions.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
September 30, 2013 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Since inception through September 30, 2013, the company has distributed cash of $2,467,272 (which includes $1,024,676 reinvested in DRIP units) to the members, based upon the managers’ projections of net income using several variables which included but were not limited to, an average rate of return for the loan portfolio, turnover rate of the loan portfolio, and the availability of quality loans for investment. Due to the financial markets and the general economic conditions since inception the company’s net income, applicable to members, during this period has been $1,900,962. Provided the company becomes and remains fully invested in quality mortgage loans, this difference should diminish until eliminated.

Cash and cash equivalents

The company considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. Periodically, company cash balances in banks exceed federally insured limits.

Loans and interest income

Loans generally are stated at the unpaid principal balance (principal). Management has discretion to pay amounts (advances) to third parties on behalf of borrowers to protect the company’s interest in the loan. Advances include, but are not limited to, the payment of interest and principal on a senior lien to prevent foreclosure by the senior lien holder, property taxes, insurance premiums, and attorney fees. Advances generally are stated at the amount paid out on the borrower's behalf and any accrued interest on the amount paid out, until repaid by the borrower.

The company may fund a specific loan origination net of an interest reserve to ensure timely interest payments at the inception (one to two years) of the loan. As monthly interest payments become due, the company funds the payments into the affiliated trust account. In the event of an early loan payoff, any unapplied interest reserves would be first applied to any accrued but unpaid interest and then as a reduction to the principal.

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
September 30, 2013 (unaudited)

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

Allowance for loan losses

Loans and the related accrued interest and advances are analyzed on a periodic basis for ultimate recoverability. Delinquencies are identified and followed as part of the loan system. Delinquencies are determined based upon contractual terms. For impaired loans, a provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral values, such that the net carrying amount (principal, plus advances, plus accrued interest less the specific allowance) is reduced to the present value of future cash flows discounted at the loan’s effective interest rate, or, if a loan is collateral dependent, to the estimated net realizable value of the related collateral net of any senior loans and other claims.

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

The company charges off uncollectible loans and related receivables directly to the allowance account once it has determined the full amount is not collectible.

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
September 30, 2013 (unaudited)

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES

The managers are allocated one percent of the profits and losses, which amounted to $1,867 and $1,391 for the three months ended, and $5,997 and $4,023 for the nine months ended, September 30, 2013 and 2012, respectively.

The following commissions and fees are paid by the borrowers.

Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, RMC may collect a loan brokerage commission that is expected to range from approximately 2% to 5% of the principal amount of each loan made during the year. Total loan brokerage commissions are limited to an amount not to exceed 4% of the total company assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the company. Loan brokerage commissions paid by the borrowers were $42,647 and $60,125, for the three months ended, and $104,387 and $91,075 for the nine months ended, September 30, 2013 and 2012, respectively.

Other fees

RMC or Gymno will receive fees for processing, notary, document preparation, credit investigation, reconveyance, and other mortgage related fees. The amounts received are customary for comparable services in the geographic area where the property securing the loan is located, payable solely by the borrower and not by the company. These fees totaled $12,438 and $3,465 for the three months ended, and $22,710 and $6,169 for the nine months, ended September 30, 2013 and 2012, respectively.

The following fees are paid by the company.

Loan administrative fees

RMC will receive a loan administrative fee in an amount up to 1% of the principal amount of each new loan originated or acquired on the company's behalf by RMC for services rendered in connection with the selection and underwriting of potential loans. Such fees are payable by the company upon the closing of each loan. Loan administration fees incurred and paid by the company to RMC were approximately $56,836 and $35,726 for the three months ended, and $127,158 and 62,704 for the nine months ended, September 30, 2013 and 2012, respectively.

Mortgage servicing fees

RMC earns mortgage servicing fees from the company of up to one-quarter of one percent (0.25%) annually of the unpaid principal of the loan portfolio or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. RMC is entitled to receive these fees regardless of whether specific mortgage payments are collected. The mortgage servicing fees are accrued monthly on all loans. Remittance to RMC is made monthly unless the loan has been assigned a specific loss reserve, at which point remittance is deferred until the specific loss reserve is no longer required, or the property has been acquired by the company. RMC, in its sole discretion, may elect to accept less than the maximum amount of the mortgage servicing fee to enhance the earnings of the company. An increase or decrease in this fee within the limits set by the operating agreement directly affects the yield to the members. Mortgage servicing fees incurred and paid were $7,219 and $4,879 for the three months ended, and $22,786 and $14,402 for the nine months, ended September 30, 2013 and 2012, respectively.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
September 30, 2013 (unaudited)

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

The managers, in their sole discretion, may elect to accept less than the maximum amount of the asset management fee to enhance the earnings of the company. For the nine months ended September 30, 2013 and 2012, the managers have waived the entire asset management fee due them. An increase or decrease in this fee within the limits set by the operating agreement directly affects the yield to the members. There is no assurance the managers will decrease or waive these fees in the future. The decision to waive fees and the amount, if any, to be waived, is made by the managers in their sole discretion.

Asset management fees paid to the managers are presented in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Maximum chargeable by the managers	$31,179	$25,234	$91,557	$70,883
Waived by the managers	(31,179)	(25,234)	(91,557)	(70,883)
Charged	$—	$—	$—	$—

Costs through RMC

RMC, a manager, is reimbursed by the company for operating expenses incurred on behalf of the company, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to members, and out-of-pocket general and administration expenses. The decision to request reimbursement of any qualifying charges is made by RMC in its sole discretion. Operating expenses were $28,654 and $18,561 for the three months ended, and $84,168 and $53,636 for the nine months ended, September 30, 2013 and 2012, respectively.

Syndication costs

Organizational and syndication costs are limited to 4.5% of the gross primary offering proceeds, with any excess being paid by the managers. Applicable gross offering proceeds were $16,034,917. Related expenditures, net of early withdrawal penalties applied, totaled $721,451 or 4.5% of contributions.

Syndication costs incurred by the company are summarized in the following table through September 30, 2013.

Costs incurred	$722,965
Early withdrawal penalties applied	(1,514)
Allocated to date	—

Balance, September 30, 2013	$721,451

As of September 30, 2013, approximately $1,920,000 was to be reimbursed to RMC contingent upon future sales of member units.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
September 30, 2013 (unaudited)

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES (continued)

Formation loan

Formation loan transactions are presented in the following table for the nine months ended September 30, 2013 and from inception to September 30, 2013.

	Nine Months Ended	Since Inception
Member contributions to date	$1,208,452	$16,480,469

Balance, beginning of period	$931,406	$—
Formation loan made	83,842	1,153,633
Unamortized discount on formation loan	(2,380)	(131,626)
Formation loan made, net	1,012,868	1,022,007

Repayments received from RMC	—	(136,156)
Early withdrawal penalties applied	(559)	(2,788)
Formation loan, net	1,012,309	883,063

Unamortized discount on imputed interest	2,380	131,626
Balance, September 30, 2013	$1,014,689	$1,014,689

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

The future minimum payments on the formation loan are presented in the following table ($ in thousands).

2013	$93,141
2014	93,141
2015	93,141
2016	93,141
2017	93,141
Thereafter	548,984
Total	$1,014,689

RMC is required to repay the formation loan. During the offering period, RMC will repay annually, one tenth of the principal balance of the formation loan as of December 31 of the prior year. Upon completion of the offering, the formation loan will be amortized over 10 years and repaid in 10 equal annual installments.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
September 30, 2013 (unaudited)

NOTE 4 – LOANS

The company generally funds loans with a fixed interest rate and a five-year term. As of September 30, 2013, 93% of the company’s loans (representing 95% of the aggregate principal of the company’s loan portfolio) have a five-year term or less from loan inception. The remaining loans have terms longer than five years.

As of September 30, 2013, 21 loans (representing 59% of the aggregate principal balance of the company’s loan portfolio) provide for monthly payments of interest only, with principal due in full at maturity. The remaining 25 loans (representing 41% of the aggregate principal balance of the company’s loan portfolio) require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the unpaid principal balance due at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the nine months ended September 30.

	2013	2012
Principal, January 1	$11,891,017	$8,253,328
Loans funded	12,458,516	6,248,613
Payments received	(10,529,060)	(5,233,416)
Principal, September 30	$13,820,473	$9,268,525

Loan characteristics

Secured loans had the characteristics presented in the following table.

	September 30,	December 31,
	2013	2012
Number of secured loans	46	41
Secured loans – principal	$13,820,473	$11,891,017
Secured loans – lowest interest rate (fixed)	7.25%	7.75%
Secured loans – highest interest rate (fixed)	11.00%	11.00%

Average secured loan – principal	$300,445	$290,025
Average principal as percent of total principal	2.17%	2.44%
Average principal as percent of members’ capital	2.03%	2.12%
Average principal as percent of total assets	1.97%	2.07%

Largest secured loan – principal	$1,200,000	$1,200,000
Largest principal as percent of total principal	8.68%	10.09%
Largest principal as percent of members’ capital	8.12%	8.79%
Largest principal as percent of total assets	7.88%	8.56%

Smallest secured loan – principal	$74,509	$74,857
Smallest principal as percent of total principal	0.54%	0.63%
Smallest principal as percent of members’ capital	0.50%	0.55%
Smallest principal as percent of total assets	0.49%	0.53%

Number of counties where security is located (all California)	14	13
Largest percentage of principal in one county	32.40%	34.66%

Number of secured loans in foreclosure	—	—
Secured loans in foreclosure – principal	—	—

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
September 30, 2013 (unaudited)

NOTE 4 – LOANS (continued)

Loan characteristics (continued)

As of September 30, 2013, the company’s largest loan in the principal of $1,200,000 represents 8.68% of outstanding secured loans and 7.88% of company assets. The loan is secured by a residential property located in Santa Cruz, California, bears an interest rate of 8.75% and matures on August 1, 2015.

Larger loans sometimes increase above 10% of the secured loan portfolio or company assets as these amounts decrease due to member withdrawals and loan payoffs and due to restructuring of existing loans.

Distribution of loans within California

Secured loans are distributed within California as summarized in the following table.

	September 30, 2013			December 31, 2012
	Loans	Principal	Percent	Loans	Principal	Percent
San Francisco	5	$2,084,830	15%	5	$2,104,019	18%
San Francisco Bay Area(1)	16	4,141,084	30	15	3,536,085	30
Northern California(1)	4	2,084,801	15	3	1,723,784	14
Southern California	21	5,509,758	40	18	4,527,129	38
Total secured loans	46	$13,820,473	100%	41	$11,891,017	100%

(1)	Excluding line(s) above.

Commitments/loan disbursements/construction and rehabilitation loans

The company may make construction loans that are not fully disbursed at loan inception. Construction loans are determined by the managers to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multi-family properties. The company will approve and fund the construction loan up to a maximum loan balance. Disbursements will be made periodically as phases of the construction are completed or at such other times as the loan documents may require. Undisbursed construction funds will be held in escrow pending disbursement. Upon project completion, construction loans are reclassified as permanent loans. Funding of construction loans is limited to 10% of the loan portfolio. As of September 30, 2013, the company had no construction loans outstanding.

The company may also make rehabilitation loans. A rehabilitation loan will be approved up to a maximum principal balance and, at loan inception, will be either fully or partially disbursed. A rehabilitation loan escrow account is fully funded and advanced periodically as phases of the rehabilitation are completed or at such other times as the loan documents may require.  As of September 30, 2013, the company had three acquired rehabilitation loans with an aggregate outstanding principal balance of $640,000, which were arranged for acquisition by RMC. The rehabilitation loan proceeds are generally used to acquire and remodel single family homes for future sale or rental. Funding of rehabilitation loans is limited to 15% of the loan portfolio.

RMC arranged for the company to purchase loans from an unaffiliated lender who is the servicer of the loans.  The loans generally have the following conditions:

•	Secured by first deeds of trust on single-family, real property located in California;
•	Monthly payments of interest only at fixed rates;
•	Terms of 5 to 11 months, interest rate, LTV and collateral are comparable to loans arranged by RMC.

The unpaid balance of these loans at September 30, 2013 was $3,048,250.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
September 30, 2013 (unaudited)

NOTE 4 – LOANS (continued)

Lien position

Secured loans had the lien positions presented in the following table.

	September 30, 2013			December 31, 2012
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	30	$9,446,759	68%	30	$8,241,074	69%
Second trust deeds	16	4,373,714	32	11	3,649,943	31
Total secured loans	46	13,820,473	100%	41	11,891,017	100%
Liens due other lenders at loan closing		11,131,061			7,182,065
Total debt		$24,951,534			$19,073,082

Appraised property value at loan closing		$46,198,000			$37,369,615

Percent of total debt to appraised
values (LTV) at loan closing(2)		54.01%			51.04%

(2)
Based on appraised values and liens due other lenders at loan closing. The loan to value computation does not take into account subsequent increases or decreases in security property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any.

Property type

Secured loans summarized by property type are presented in the following table.

	September 30, 2013			December 31, 2012
	Loans	Principal	Percent	Loans	Principal	Percent
Single family	43	$12,871,359	93%	39	$10,820,554	91%
Multi-family	1	99,984	1	1	670,463	6
Commercial	2	849,130	6	1	400,000	3
Total secured loans	46	$13,820,473	100%	41	$11,891,017	100%

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table.

	Loans	Principal	Percent
2013	4	$1,290,529	9%
2014	13	4,325,412	31
2015	4	2,183,009	16
2016	6	1,483,111	11
2017	7	2,168,767	16
Thereafter	12	2,369,645	177
Total future maturities	46	13,820,473	100
Matured at September 30, 2013	—	—	—
Total secured loans	46	$13,820,473	100%

Loans may be repaid or refinanced before, at or after the contractual maturity date. On matured loans, the company may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

The company reports maturity data based upon the most recent contractual agreement with the borrower. The table above includes three loans with an aggregate principal of $1,517,943 that are renewals.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
September 30, 2013 (unaudited)

NOTE 4 – LOANS (continued)

Delinquency

Secured loans summarized by payment delinquency are presented in the following table.

	September 30,	December 31,
	2013	2012
Past Due
30-89 days	$—	$327,702
90-179 days	—	199,910
180 or more days	—	—
Total past due	—	527,612
Current	13,820,473	11,363,405
Total secured loans	$13,820,473	$11,891,017

Loans in non-accrual status

At September 30, 2013 and December 31, 2012, there were no loans designated in non-accrual status.

Impaired loans/allowance for loan losses

At September 30, 2013 and December 31, 2012, the company had not designated any loans as impaired, and had not recorded an allowance for loan losses as all loans were deemed to have protective equity (i.e., low loan-to-value ratio) such that collection is reasonably assured for amounts owing.

Modifications and troubled debt restructurings

During the nine months ended September 30, 2013 no secured loans had been modified.  During 2012, one performing interest-only loan was modified to extend its maturity date from July 1, 2012 to July 1, 2013 at substantially the same terms except the borrower repaid $300,000 of the original principal balance and principal and interest payments will be made on a 25 year amortization until the new maturity date. The company has not modified a loan that qualified for treatment as a troubled debt restructuring.

NOTE 5 – FAIR VALUE

The company does not record its loans at fair value on a recurring basis. Loans designated impaired (i.e. that are collateral dependent) are measured at fair value on a non-recurring basis.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
September 30, 2013 (unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS AND SYNDICATION COSTS

Legal proceedings

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance. As of September 30, 2013, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

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

Current Economic Conditions

The San Francisco bay area and the Los Angeles metropolitan area are our most significant locations for lending activity. The economic health and the demand for and supply of real estate, in these regions, and the general state of financial markets, particularly the level of interest rates, are of primary importance in determining the availability of new lending opportunities and the performance of previously made loans.

Employment, which is generally a significant factor in the level of economic activity, the demand for housing, and in the ability of borrowers to service their debts has been improving in our key markets. In California, unemployment improved from 12.0% in June 2011 to 8.9% in August 2013. The average unemployment rate in California for 2012 was 10.4%.  Two of the three California counties currently with the lowest unemployment rates (San Francisco 5.6% and San Mateo 5.3%) are counties in which RMC lending is concentrated.  Year-over-year job growth in the San Francisco-San Mateo-Redwood City areas increased 1.8% in August 2013.  Other northern California areas reporting employment gains were San Jose-Sunnyvale-Santa Clara (3.1% increase in non-farm jobs and an unemployment rate of 6.8%) and Oakland-Fremont-Hayward (0.4% increase in non-farm jobs and an unemployment rate of 7.4%) and Sacramento-Arden Arcade-Roseville (0.3% increase in non-farm jobs and an unemployment rate of 8.5%)  California’s population increased in the twelve months ended in August 2013 to 29.7 million (a 1.1% increase) and labor force participation declined slightly (62.5% in August 2013 from 62.95% in August 2012).  Real property rents and values have increased – particularly for homes, condominiums and multi-family buildings – in line with these employment increases.

The technology sector, which is a significant driver in the San Francisco bay area economy and employment, continues to fuel the economy of the region and real estate values continue to reflect upward pressure from the increase in employment and wealth creation (e.g. Facebook and Twitter IPO’s).

The recovery in southern California continues as well. Another area in which RMC lends, Los Angeles-Long Beach-Glendale showed the largest year-over-year numerical job growth in California, up 52,000 jobs (1.4%) at August 2013. Unfortunately, unemployment in the area remains stubbornly high at 10.2% in August 2013, and is restraining the recovery in rents and real estate values.

(The principal source of the above data is the “California Labor Market Review, August 2013” published by the California Employment Development Department.)

The Federal Reserve continues to support economic recovery by maintaining a highly accommodative stance for monetary policy and interest rates, purposefully supplying liquidity to the bond markets at the rate of $85 billion per month and keeping the target range for the federal funds rate at 0 to 0.25%. Further, the Federal Reserve anticipates economic conditions likely will continue to warrant exceptionally low levels for the federal funds rate at least through late 2014.

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

Results of Operations

The company’s operating results are discussed below for the nine months ended September 30, 2013 compared to the same period for 2012.

	Changes during the three months ended September 30, 2013 versus 2012		Changes during the nine months ended September 30, 2013 versus 2012
	Dollars	Percent	Dollars	Percent
Revenue, net
Interest income
Loans, net	$74,704	44%	$272,330	56%
Imputed interest on formation loan	257	8	1,176	12
Total interest income	74,961	44	273,506	55

Interest expense, amortization of discount on
imputed interest	257	8	1,176	12
Net interest income	74,704	44	272,330	56

Late fees	1,627	163	1,744	41
Other	—	—	(300)	(75)
Total revenues, net	76,331	45	273,774	56

Provision for loan losses	—	—	—	—

Operating expenses
Mortgage servicing fees	2,340	48	8,384	58
Asset management fees	—	—	—	—
Costs through RMC	10,093	54	30,532	57
Professional services	17,672	832	37,253	546
Other	(1,415)	(31)	144	1
Total operating expenses, net	28,690	95	76,313	87

Net income	$47,641	34%	$197,461	49%

Please refer to the above table and the Statements of Income in the financial statements in Part I, Item 1 of this report, throughout the discussions of Results of Operations.

Loan portfolio updates – new loans funded during the three months ended September 30, 2013 exceeded our borrowers’ repayments by approximately $2,755,000. Our loan portfolio continues to have over 93% of the loans collateralized by single-family residences, with approximately 60% of the collateral in Northern California and the remaining in Southern California. All loans are current in their required payments of principal and interest.

Revenue – Interest - Loans, net

The increase in interest on loans is due to the growth of the secured loan portfolio and collection efforts resulting in all loans being current on their required monthly payments. Early payoffs are resulting in an acceleration of the amortization of the loan administration fees. The average secured loan balance, the stated average yield and the effective average yield rate for the three and nine months ended September 30, 2013 and 2012, are shown in the table below.

	Three months ended September 30		Nine months ended September 30,
	2013	2012	2013	2012
Daily average secured loan balance(1)	$11,948,052	$8,162,377	$12,149,880	$7,715,385
Interest on loans, net	242,866	168,162	757,612	485,282
Amortization loan administration fees	42,741	12,268	113,936	41,075
Interest on loans, gross	285,607	180,430	871,548	526,357
Portfolio Average Yield Rate	9.54%	9.06%	9.52%	9.17%
Effective Yield Rate	9.56%	8.84%	9.56%	9.10%

(1)	Portfolio Review – See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for a detailed presentation on the secured loan portfolio.

Operating Expenses – Mortgage servicing fees

The increase in mortgage servicing fees for 2013 reflects the increase in the secured loan portfolio noted above in Revenue – Interest – Loans, net.

Operating Expenses – Asset management fees

RMC waived asset management fees of $31,179 and 25,234 for the three months ended, and $91,557 and $70,883 for the nine months ended, September 30, 2013 and 2012, respectively. There is no assurance that RMC will waive its right to receive such fees in future periods.

Operating Expenses – Costs through RMC

The increase in costs from RMC for the three and nine months ended September 30, 2013 compared to the same periods in 2012 was due to reimbursement of qualifying charges permitted in the company’s operating agreement, some of which RMC chose not to request reimbursement for in 2012, which it may do from time to time in its sole discretion.

Operating Expenses – Professional services

The increase in professional services for the three months ended September 30, 2013 compared to the same period in 2012 was primarily due to auditor fees of approximately $25,000 which prior to July 1, 2013 had been paid by RMC, offset by a reduction in attorney fees of approximately $7,000. The increase in professional services for the nine months ended September 30, 2013 compared to the same period in 2012 was primarily due to previously mentioned auditor fees and attorney fees of approximately $10,000 related to required filings which prior to April 2013 had been paid by RMC.

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

Distributions

During the three and nine months ended September 30, 2013 and 2012, the company, after allocation of syndication costs, made the following allocation of profits and distributions of cash both to the members who elected to participate in the distribution reinvestment plan and those who chose not to participate in the distribution reinvestment plan.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Reinvesting	$134,922	$101,501	$388,271	$268,599
Distributing	135,583	117,762	405,521	346,997
Total	$270,505	$219,263	$793,792	$615,596

Percent of members’ capital, electing distribution	50%	54%	51%	56%

Unit redemption program

During the three and nine months ended September 30, 2013, 22,140 and 58,190 units, respectively, were redeemed.

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

Contractual Obligations, Commitments and Contingencies

At September 30, 2013 the company had approximately $1,920,000 to be reimbursed to RMC for syndication costs contingent upon future sales of member units. See Note 4 (Loans) and Note 6 (Commitments and Contingencies, Other Than Loan Commitments and Syndication Costs) to the financial statements included in Part I, Item 1 of this report for a detailed presentation on commitments and contingencies, which presentation is incorporated by this reference into this Item 2.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in the manager’s internal control over financial reporting (as such term is defined in Rule  13a-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the manager’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.      Legal Proceedings

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance. As of September 30, 2013, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

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

As of September 30, 2013, 17,191,627 units had been sold in the offerings, for gross offering proceeds of $17,191,627, including 1,024,676 units issued under our distribution reinvestment plan and 132,034 units from premiums paid by RMC.

From the subscription proceeds of $16,480,469, we incurred approximately $1,153,633 in selling commissions and from the subscriptions admitted of $16,034,917 (excluding units issued under our distribution reinvestment plan and units from premiums paid by RMC), we incurred approximately $721,451 in organization and offering costs. We intend to use substantially all of the net offering proceeds from the offerings to make loans.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: November 14, 2013	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer)

Date: November 14, 2013	By:	Gymno LLC, Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	Manager