Form 10-K
period 2013-12-31
Redwood Mortgage Investors IX
filed 2014-03-31
CIK 1448038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 333-155428

REDWOOD MORTGAGE INVESTORS IX, LLC
(Exact name of registrant as specified in its charter)

Delaware	26-3541068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1825 South Grant Street, Suite 250, San Mateo, CA	94402
(Address of principal executive offices)	(Zip Code)

(650) 365-5341
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	None

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus, dated December 4, 2012, included as part of Post-Effective Amendment No. 3, filed with the SEC on January 23, 2014, to the Registration Statement on Form S-11 (SEC File No. 333-181953) are incorporated by reference in the following sections of this report:

•	Part I – Item 1 – Business
•	Part III – Item 11 – Executive Compensation
•	Part III – Item 13 – Certain Relationships and Related Transactions, and Director Independence

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Index to Form 10-K

December 31, 2013

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

Item 1 – Business

Overview

Redwood Mortgage Investors IX, LLC (the “company”) is a Delaware limited liability company, qualified to conduct business in California, formed in October 2008 to make loans secured primarily by first and second deeds of trust on California real estate.

In December 2012, the first follow-on offering was declared effective by the Securities and Exchange Commission.  The follow-on offering is offering the same number of units (150,000,000 primary units and 37,500,000 units under the distribution reinvestment plan) as the initial public offering of June 2009.

Offering proceeds are released to the company and applied to investments in mortgage loans and the payment or reimbursement of organization and offering expenses. The amount of loans the company funds or acquires will depend upon the number of units sold in the public offering and the resulting amount of the net proceeds available for investment in loans.

The following summarizes the status of the offering proceeds, at $1 per unit, as of December 31, 2013:

•	Proceeds from investors in applicant status at December 31, 2013 (later accepted by the managers): $16,766,469
•	Proceeds under our distribution reinvestment plan from electing members: $1,170,365
•	Proceeds from premiums paid by RMC: $132,034(1)
•	Total proceeds from units sold from October 5, 2009, through December 31, 2013: $18,068,868

(1)
If a member acquired units through an unsolicited sale, the member’s capital account will be credited with their capital contribution plus a premium paid by Redwood Mortgage Corp. equal to the amount of the sales commissions that otherwise would have been paid to a broker-dealer by Redwood Mortgage Corp. This amount will be reported in the year paid as taxable income to the member.

Redwood Mortgage Corp. (“RMC”) and its wholly-owned subsidiary Gymno LLC (“Gymno”) are the managers of the company. The address of the company and the managers is 1825 South Grant Street, Suite 250, San Mateo, CA 94402. The mortgage loans the company invests in are arranged and are generally serviced by RMC. Michael Burwell is the president and majority shareholder (through his holdings and beneficial interests in certain trusts) of RMC. The managers are solely responsible for managing the business and affairs of the company, subject to the voting rights of the members on specified matters.  Any one of the managers acting alone has the power and authority to act for and bind the company.

The rights, duties and powers of the managers and members of the company are governed by the company’s operating agreement and the Delaware Limited Liability Company Act and the California Corporations Code.

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

Competition

The San Francisco Bay Area, including the South Bay/Silicon Valley, and the Los Angeles metropolitan area are our most significant locations of lending activity and the economic vitality of these regions – as well as the stability of the national economy and the financial markets – is of primary importance in determining the availability of new lending opportunities and the performance of previously made loans.

The mortgage lending business in California is highly competitive, and the company will compete with numerous established entities, some of which have more financial resources and experience in the mortgage lending business. Major competitors in providing mortgage loans include banks, savings and loan associations, thrifts, conduit lenders, mortgage bankers, mortgage brokers, and other entities both larger and smaller than the company.

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

•
Red Flags Rule.  Enacted in 2009, the Red Flags Rule requires lenders and creditors to implement an identity theft prevention program to identify and respond to account activity in which the misuse of a consumer’s personal identification may be suspected.

•
Graham-Leach-Bliley Act.  This act requires all businesses that have access to consumers’ personal identification information to implement a plan providing for security measures to protect that information. As part of this program, we provide applicants and borrowers with a copy of our privacy policy.

•
Dodd-Frank Act. The Dodd-Frank Act enhanced regulatory requirements on banking entities and other organizations considered significant to U.S. financial markets. The act also provides for reform of the asset-backed securitization market. We do not expect these particular regulatory changes will have a material direct effect on our business or operations. The act imposes significant new regulatory restrictions on the origination of residential mortgage loans, under sections concerning “Mortgage Reform and Anti-Predatory Lending.” For example, when a consumer loan is made, the lender is required to make a reasonable and good faith determination, based on verified and documented information concerning the consumer’s financial situation, whether the consumer has a reasonable ability to repay a residential mortgage loan before extending the loan. The act calls for regulations prohibiting a creditor from extending credit to a consumer secured by a high-cost mortgage without first receiving certification from an independent counselor approved by a government agency. The act also adds new provisions prohibiting balloon payments for defined high cost mortgages. The act also established the CFPB, giving it regulatory authority over most federal consumer lending laws, including those relating to residential mortgage lending.

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

•
Consumer Financial Protection Bureau’s Proposed QM and QRM Rules.  Under the Dodd-Frank Act, the Consumer Finance Protection Bureau is charged with writing rules to implement two new underwriting standards, Qualified Mortgages (QM) and Qualified Residential Mortgages (QRM). Although these two regulations affect different areas of lending, they have similar definitions under Dodd-Frank, and their implementation will most likely have a similar effect within the mortgage lending industry. Under Dodd-Frank, securitizers will be required to retain a 5% interest in any securities they issue, unless 100% of the securities in the offering meet the Qualified Residential Mortgage standard. The Qualified Mortgage will provide a safe harbor to lenders in meeting the “ability to pay” requirements in Dodd-Frank. If a residential loan is underwritten under the to-be-determined QM guidelines, it will be presumed to be in compliance. To limit their liability, most institutional lenders will only be interested in writing loans that fall within the QM and QRM standards. If the rules are written with very narrow standards, it could have the possible effect of constricting the availability of credit to real property.

•
State of California Homeowner’s Bill of Rights.  State of California Attorney General Kamala Harris introduced legislation in the first half of 2012 simultaneously to the State Assembly and the State Senate, consisting of eight bills and co-sponsored by the leadership in both houses. This proposed legislation is intended to set industry standards on how loan modifications and delinquent loans are handled and to provide homeowners with assurances that they will be treated fairly by their lenders under these distressed circumstances. Two key pieces of this legislation have been fast-tracked to a joint conference committee, with a final vote expected in the near future. If passed as proposed, this key legislation will provide a private right of action by borrowers against their lenders, which could result in lengthy and costly delays in processing home loan foreclosures in the state.

Item 1A – Risk Factors

In considering our future performance and any forward-looking statements made in this report, the material risks described below should be considered carefully. These factors should be considered in conjunction with the other information included elsewhere in this report.

MORTGAGE LENDING AND REAL ESTATE RISKS

If We Are Unable to Raise Substantial Funds, We Will Be Limited in the Number and Type of Properties We May Finance
The ongoing offering of units to raise capital is being made on a “best efforts” basis, which means the broker-dealers participating in the offering are only required to use their best efforts to sell our units and have no firm commitment or obligation to purchase any of the units. As a result, we cannot assure you that any specific amount of gross proceeds will be raised. The maximum amount of this offering, at $1 per unit, is up to 150,000,000 units in the primary offering and up to 37,500,000 units in the distribution reinvestment plan. To the extent we sell less than such maximum amount, and thus have less proceeds, we will originate and acquire fewer loans resulting in less diversification in terms of the number of properties financed, the geographic regions in which such properties are located and the types of properties securing the mortgages in which we invest. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. Your investment in our units will be subject to greater risk to the extent that we lack a diversified portfolio of mortgage assets. In addition, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition and ability to pay distributions could be adversely affected if we are unable to raise substantial funds.

Suitable Mortgage Loans May Not Be Available From Time to Time, Which Could Reduce Your Return on Investment
Our managers receive referrals from a variety of sources, but will only originate or arrange loans that satisfy our investment criteria. The ability to find suitable loans is more difficult when the economy is weaker and there is less activity in the real estate market.  For example, currently the residential and commercial real estate markets in the San Francisco Bay Area are recovering from a significant downturn in investment and purchase activity in the market and less demand for mortgage loans. From time to time a similar decline in demand for loans may occur, and we may be unable to find a sufficient number of suitable loans which could leave us with excess cash. In such event, we will make short term, interim investments in government obligations, certificates of deposit, money market or other liquid asset accounts, with the offering proceeds pending investment in suitable loans. Interest returns on these investments are usually lower than on mortgage loans, which would reduce our profits and the yield to members.

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

We Make Construction Loans Which May Subject Us to Greater Risks
We may make construction loans up to a maximum of 10% of our loan portfolio. Construction loans are those loans made to borrowers constructing entirely new structures or dwellings, whether residential, commercial or multi-family properties. Investing in construction loans subjects us to greater risk than loans related to properties with operating histories. If we foreclose on property under construction, construction will generally have to be completed before the property can begin to generate an income stream or could be sold. We may not have adequate cash reserves on hand with respect to junior encumbrances and/or construction loans at all times to protect our security. If we have inadequate cash reserves, we could suffer a loss of our investment. Additionally, we may be required to obtain permanent financing of the property in addition to the construction loan which could involve the payment of significant fees and additional cash obligations for us. As of December 31, 2013, we had not funded any construction loans.

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

Owning Real Estate Following Foreclosure Will Subject Us to Additional Risks
If a borrower is unable to pay our loan or refinance it when it is due, we may be required to institute foreclosure proceedings against the borrower, and we may sometimes be required to own the property for a period of time. We will be subject to certain economic and liability risks attendant to property ownership which may affect our profitability. The risks of ownership will include the following:

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
As of December 31, 2013, we had not foreclosed on any properties.

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

We Operate in a Highly Regulated Industry and the Failure to Comply with Such Regulations Will Materially Adversely Affect Our Business
The mortgage business has traditionally been highly regulated. The costs of complying with these regulations could adversely affect our profitability, and violations of these regulations could materially adversely affect our business and financial results. Recently, the turmoil in our industry has led to various enacted and proposed new legislation, rules and regulations by federal, state and local authorities relating to the origination and servicing of mortgage loans. These initiatives could result in delayed or reduced collections from mortgagors, limitations on the foreclosure process and generally increased loan origination and servicing costs. These legislative and regulatory initiatives could ultimately increase our administrative burdens and adversely affect the returns to our members.

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

Larger Loans May Result in Less Diversity and May Increase Risk
Investing in fewer, larger loans generally decreases diversification of the portfolio and increases the risk of loss and the possible reduction in profits and yield to our members in the case of a delinquency of such a loan. However, since larger loans generally will carry a somewhat higher interest rate, our managers may determine, from time to time, that a relatively larger loan is advisable for us. Our maximum investment in a loan will not exceed 10% of  our then total gross offering proceeds. As of December 31, 2013, the company held 51 loans secured by deeds of trust, with an aggregate face value of $14,698,430. The average loan outstanding principal balance was approximately $288,200 as of December 31, 2013. Average loan outstanding principal balance as of December 31, 2013, represented 1.84% of members’ capital and 1.96% of outstanding secured loans. The size of the largest secured loan as of December 31, 2013, was approximately $1,200,000 and represented 7.66% of members’ capital, 8.16% of outstanding secured loans and 7.44% of our total assets.

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

Certain Economic Events Could Cause Declines in Cash Flows
Events and/or conditions such as general economic downturns, recessions, depressions, dramatic changes in interest rates and periods of illiquidity can disrupt expected cash returns from mortgage lending. These types of events are difficult to predict and can occur unexpectedly.

Should a significant economic deterioration occur we could suffer declines in cash flows and increases in loan delinquencies as was experienced by mortgage lenders in general during the period of financial crisis which began in 2009.

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

The Concentration of Loans with a Single Borrower May Increase Our Risks
We may invest in multiple secured loans that share a common borrower. The aggregate of our loans, however, to any one borrower may not exceed 10% of the then total gross offering proceeds. The bankruptcy, insolvency or other inability of any borrower that is the subject of multiple loans to pay interest or repay principal on its loans would have adverse effects on our income and reduce the amount of funds available for distribution to members. The more concentrated our portfolio is with one or a few borrowers, the greater credit risk we face. The loss of any one of these borrowers would have a material adverse effect on our financial condition and results of operations.

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

We May Pay Distributions From Sources Other Than Cash Flow From Operating Activities Which Will Result in Fewer Funds Available to Invest in Mortgages and Could Reduce Our Members’ Overall Return
In the event we do not have enough cash flow from operating activities to fund our distributions, we may need to defer or reduce distributions or fund distributions from cash on hand, which may include proceeds from offerings and loan repayments from borrowers. In 2013 and 2012, we did not generate enough cash flow from operating activities to fully fund distributions. Therefore, some of those distributions were paid from sources other than cash flow from operating activities. Distributions in excess of our cash flow from operating activities have been funded from cash on hand, which can include proceeds from offerings, borrowing, if any, and loan repayments from borrowers.

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

We Established the $1 Per Unit Offering Price on an Arbitrary Basis
We arbitrarily determined the $1 per unit selling price for this offering as well as the $1 per unit price for reinvestment of distributions. Such price bears no relationship to our book or asset values. Such price also is not necessarily the amount you may receive pursuant to your limited right to redeem units, subject to certain requirements. The amount that a redeeming member will receive is the lesser of the purchase price for the redeemed units or the redeeming member’s capital account balance as of the date of each redemption payment. The fair market value of your interest in the company will be irrelevant in determining amounts to be paid upon redemption.

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
If the economy were to weaken, it is possible that there would be more property available for sale, values would fall and lending opportunities would decrease. In addition, a weak economy and increased unemployment could adversely affect borrowers resulting in an increase in the number of loans in default.

As of December 31, 2013, 46% ($6,800,815) of our loans were secured by properties located in the nine counties that comprise the San Francisco Bay Area.

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

If you do not vote with the majority in interest of the other members, you nonetheless will be bound by the majority vote. Our managers will have the right to increase this offering or conduct additional offerings of units without obtaining your consent or the consent of any other member.

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

You Will Have Limited Ability to Liquidate Your Investment Prior to the End of Our Term and May Experience Delays in Receiving Distributions Upon Liquidation
Under our operating agreement, we will continue to operate until October 8, 2028, unless our term is extended by the vote of a majority in interest of the members. We do not currently intend to cease operations prior to the end of our term, nor do we anticipate providing liquidity to our members prior to such time (other than on a limited basis through our unit redemption program).  We could be dissolved and terminated earlier by operation of law or upon the occurrence of various events described in our operating agreement. Upon our dissolution, our managers will seek to promptly liquidate our assets for the best price reasonably obtainable, to use any proceeds to satisfy our debts and to distribute any remaining proceeds to our members and managers in accordance with the terms of our operating agreement. Our managers may not be successful in liquidating us regardless of whether it occurs on our anticipated termination date or  on an earlier dissolution date. Delays in liquidation could arise due to market conditions and other factors beyond the control of our managers. In the event we are unable to liquidate on or prior to the end of our anticipated term, you and other members may not receive distributions of remaining proceeds, if any, in a timely manner or at all.

Our Managers Have Limited Assets Which May Affect Their Ability to Fulfill Their Obligations to Us
Our managers have limited assets and financial resources. As a result, they may be unable to fulfill their obligations and responsibilities to us. Our managers also serve as the sponsors and managers of other mortgage programs and have legal and financial obligations with respect to these other programs. Additionally, they may have contingent liability for the obligations of such other programs. To the extent that our managers are required to expend a significant portion of their assets and financial resources to satisfy their obligations or liabilities to such other programs or otherwise, their ability to fulfill their financial and other obligations to us may be adversely affected.

Delays in Investment Could Adversely Affect Your Return
A delay will occur between the time you purchase your units and the time the net proceeds of the offering are invested. This delay could adversely affect the return paid to you. In order to mitigate this risk, pending the investment of the proceeds of this offering, funds will be placed in highly liquid, short-term investments designated by our managers. The interest earned on such interim investments is expected to be less than the interest we would earn on loans.

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

Working Capital Reserves May Not be Adequate
We intend to maintain working capital reserves to meet our obligations, including our carrying costs and operating expenses. Our managers believe such reserves are reasonably sufficient for our contingencies. If for any reason those reserves are insufficient, we will have to borrow the required funds or liquidate some or all of our loans.  In the event our managers deem it necessary to borrow funds, such borrowings may not be on acceptable terms or even available to us. Such a result might require us to liquidate our investments and abandon our activities.

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

Your Tax Liability May Exceed the Cash You Receive
Your tax liabilities associated with an investment in the units for a given year may exceed the amount of cash we distribute to you during such year. As a member, you will be taxed on your allocable share of our taxable income whether or not you actually receive cash distributions from us. Your taxable income could exceed cash distributions you receive, for example, if you elect to reinvest into additional units the cash distributions you would otherwise have received. Taxable income in excess of cash distributions also could result if we were to generate so-called “phantom income” (taxable income without an associated receipt of cash). Phantom income could be recognized from a number of sources, including, without limitation, any established loan loss reserves or fluctuation thereof, repayment of principal on loans incurred by the company as well as imputed income due to original issue discount, market discount, imputed interest and significant modifications to existing loans.  Under very limited circumstances, you could receive a special distribution to enable you to pay taxes on specified types of phantom income.

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

Changes in Tax Laws Could Have an Adverse Effect on Your Investment
In recent years, legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in our units. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of a member. Any such changes could have an adverse effect on an investment in our units or on the market value of our assets. You are urged to consult with your own tax advisor with respect to the impact of recent legislation on your investment in units and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our units. You should also note that our counsel’s tax opinion assumes that no legislation will be enacted after the date of the prospectus that will be applicable to an investment in our units.

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

Item 2 – Properties

As of December 31, 2013 and 2012, the company owned no properties.

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

As of December 31, 2013, we had sold 18,068,868 units in the offering, for gross offering proceeds of $18,068,868, (including units issued under our distribution reinvestment plan). The outstanding units are held by approximately 375 members.

From the subscription proceeds of $17,209,819, we incurred approximately $1,204,687 in selling commissions and from the subscriptions admitted of $16,766,469 (excluding units issued under our distribution reinvestment plan), we incurred approximately $754,491 in organization and offering costs.

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

During 2013 and 2012 the company’s distributed annualized yield was 6.50%. The company’s cash distributions to members (excluding redemptions during 2013 and 2012) were $1,076,395 and $854,800, respectively.

In 2013 and 2012, we did not generate enough cash flow from operating activities to fully fund distributions. Therefore, some of those distributions were paid from sources other than cash flow from operating activities. Distributions in excess of our cash flow from operating activities have been funded from cash on hand, which can include proceeds from offerings, borrowing, if any, and loan repayments from borrowers.

Net income recorded during 2013 and 2012 for members was $875,777 and $620,351, respectively. The difference between net income and cash distributions was due to the managers’ projections of net income using several variables which included but were not limited to, an average rate of return for the loan portfolio, turnover rate of the loan portfolio, the availability of quality loans for investment, the increase in member units, and the leverage obtained by holding costs steady while assets increase. Provided the company becomes and remains fully invested in quality mortgage loans, this difference should diminish until eliminated.

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

During the year ended December 31, 2013, requests to redeem 58,190 units were received, and 58,190 units (100%) of the units subject to redemption requests were redeemed.

Item 6 – Selected Financial Data (Not included as smaller reporting company)

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Redwood Mortgage Investors IX, LLC (the “company”) is a Delaware limited liability company, qualified to conduct business in California, formed in October 2008 to make loans secured primarily by first and second deeds of trust on California real estate. Redwood Mortgage Corp. (“RMC”) and its wholly-owned subsidiary Gymno LLC (“Gymno”) are the managers of the company. The address of the company and the managers is 1825 South Grant Street, Suite 250, San Mateo, CA 94402. The mortgage loans the company invests in are arranged and are generally serviced by RMC. Michael Burwell is the president and majority shareholder (through his holdings and beneficial interests in certain trusts) of RMC.

In December 2012, the first follow-on offering was declared effective by the Securities and Exchange Commission.  The same number of units are being offered in the follow-on offering (150,000,000 primary units and 37,500,000 units under the distribution reinvestment plan) as were offered in the initial public offering that commenced in June 2009.

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

Results of Operations

The company’s operating results are discussed below for the years ended December 31, 2013 and 2012.

	Changes for the years ended December 31,
	2013		2012
	Dollars	Percent	Dollars	Percent
Revenue, net
Interest income
Loans	$318,842	43%	$162,187	28%
Imputed interest on formation loan	5,253	26	12,286	153
Total interest income	324,095	42	174,473	29

Interest expense, amortization of discount
on formation loan	5,253	26	12,286	153
Net interest income	318,842	43	162,187	28

Late fees	1,622	30	3,682	213
Other	(250)	(63)	100	33
Total revenues, net	320,214	43	165,969	28

Provision for loan losses	—	—	—	—

Operating expenses
Mortgage servicing fees	10,233	48	4,601	27
Asset management fees	—	—	—	—
Costs through RMC	44,672	60	33,223	81
Professional services	7,093	47	10,118	201
Other	210	2	9,361	203
Total operating expenses	62,208	50	57,303	85

Net income	$258,006	41%	$108,666	21%

Please refer to the above table and the Statements of Income in the financial statements in Part II, Item 8 of this report, throughout the discussions of Results of Operations.

Overview and General Economic Conditions

The company’s revenues (i.e. interest on loans), net income and earning assets (i.e. loan balances) continued to grow in 2013, and at an accelerated rate compared to 2012.  Interest on loans grew at 48.5% (2012 at 29.5%), net income at 41.2% (2012 at 21.0%), and loan balances at 45.3% (2012 at 30.2%).  Details of Selected Financial Data are presented for 2013, 2012 and 2011 in the following table.

	2013	2012	2011

Daily average secured loan balance	$12,648,000	$8,708,000	$6,689,000

Net income	$884,623	$626,617	$517,952
Percent	7.00%	7.20%	7.74%

Interest on loans, gross	$1,208,186	$813,461	$628,181
Percent	9.55%	9.34%	9.39%

Interest on loans, net(1)	$1,064,581	$745,739	$583,552
Percent	8.42%	8.56%	8.72%

Provision for loan losses	$—	$—	$—
Percent	—%	—%	—%

Total operating expenses	$187,139	$124,931	$67,627
Percent	1.48%	1.43%	1.01%

(1) Amortization of loan administration fees	$143,605	$67,722	$44,629

Since the inception of operations in the 4th quarter of 2009, the company has raised member capital at a moderate, steady pace. Members’ capital at December 31, 2013, was approximately $15,661,000, an increase of $14,537,000 since December 31, 2009.

Our investment in mortgage loans is increasing steadily since commencement of operations. Mortgage loan balances grew to $14,812,000 at December 31, 2013 from $1,259,000 at December 31, 2009. The company continues to conservatively underwrite mortgage loan opportunities with the goal of building a well performing mortgage loan portfolio, with the expectation of consistent, on-time mortgage payments.

RMI IX was launched during the Great Recession and with that backdrop in mind we have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that will create a mortgage portfolio that has substantial protective equity (i.e. safety margins to outstanding debt) as indicated by the overall conservative loan to value ratio (LTV) which at December 2013 was 56%. Thus per the appraisal-based valuations at the time of loan inception, borrowers have in the aggregate, equity of 44% in the property, and we as lenders have lent in the aggregate, 56% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans. See Note 4 (Loans) to the financial statements included in Part II, Item 8 of this report for a presentation regarding our portfolio’s percentage of total debt to appraised value (LTV) at loan closing.

To date, our lending underwriting has resulted in a low delinquency rate. The tight market for mortgage credit among traditional lenders such as banks and the improving economy and real estate markets in areas in which we concentrate our lending has increased the number of borrowers who meet our underwriting standards. These borrowers have been willing to accept our rates and fees. This is reflected in the favorable stated and effective yields on the portfolio discussed below in the section Revenue – Interest on loans.

As noted in the “California Economic Outlook: March 2014” published by Wells Fargo’s Economics Group: “ The Golden State’s Economy continues to grow at a pace slightly ahead of the nation’s, although gains have been heavily weighted toward the state’s larger metropolitan areas along the coast.  Technology, tourism and retail trade have led the recovery in job growth in recent years, which has helped trim the unemployment rate and revive housing demand.”  The report states in its Summary and Outlook Section: “California’s economy continues to gradually gain momentum. While the recovery has been slower than in the past, the state has methodically made progress working through a number of major impediments, most notably the overhang of foreclosures and distressed homes left over from the housing bust.” Further contained in that section:  “The biggest headlines and strongest job gains continue to be in California’s tech sector, much of which is centered in the Bay Area.”

Other published reports indicate that real estate prices and rents are increasing in the California communities in which we lend.  Median condominium resale prices increased 9.3% in San Francisco, 21.2% in the Silicon Valley and 18% in the Greater Los Angeles Area in 2013.  During the year, rents in San Francisco increased 11.5% and 10.1% in the Silicon Valley.

Quoting again from the Wells publication: “We remain optimistic about California’s prospects in 2014 and look for job growth to pick up in construction and manufacturing. Overall nonfarm payrolls should rise 2.3% this year, producing a net gain of at least 330,000 new jobs. The Golden State’s unemployment rate is expected to fall by at least a percentage point and average 7.6% for the year.”

Revenue – Interest on loans

The increase in interest on loans is due to the growth of the secured loan portfolio, an increase in the average interest rate, and collection efforts resulting in all loans at December 31, 2013 except two, being current on their required monthly payments. Early payoffs are resulting in an acceleration of the amortization of the loan administration fees. The average secured loan balance, the stated portfolio average yield and the effective average yield rate for 2013 and 2012, are shown in the table below.

	2013	2012
Daily average secured loan balance(1)	$12,648,000	$8,708,000
Interest on loans, net	1,064,581	745,739
Amortization loan administration fees	143,605	67,722
Interest on loans, gross	1,208,186	813,461
Portfolio Average Yield Rate	9.5%	9.3%
Effective Average Yield Rate	9.5%	9.3%

(1)	Portfolio Review – See Note 4 (Loans) to the financial statements included in Part II, Item 8 of this report for a detailed presentation on the secured loan portfolio.

Imputed interest on formation loan/interest expense – amortization of discount

RMC repaid $93,141 and $74,121 of the formation loan in 2013 and 2012, respectively, based upon each of the prior year end loan balances. Imputed interest income and the related amortization of discount were recorded based upon the repayment received and the increasing loan balance due to member units sold.

Provision for loan losses/allowance for loan losses

At December 31, 2013 and 2012, the company had not recorded an allowance for loan losses as no loans were designated as impaired, and all loans had protective equity such that at December 31, 2013 and 2012, collection was deemed probable for amounts owing.

Operating Expenses

Operating expenses as a percent of “Total revenues, net” for the years 2013 and 2012 were 17%:

 – Mortgage servicing fees

The increase in mortgage servicing fees for 2013 and 2012 of $10,233 and $4,601, respectively, is consistent with the increases in the average daily secured loan portfolio of $3,940,000 and $2,019,000 for 2013 and 2012, respectively, noted above in Revenue – Interest on loans, at the annual rate of 0.25%.

 – Asset management fees

RMC at its sole discretion, waived asset management fees during 2013 and 2012, of $124,100 and $98,398, respectively. There is no assurance RMC will waive its right to receive such fees in future periods.

 – Costs through RMC

The increase in costs from RMC was due to reimbursement of qualifying charges (includes but is not limited to, salaries, compensation, travel expenses, fringe benefits, rent, insurance, depreciation and outside services), permitted in the company’s operating agreement, some of which RMC chose not to request reimbursement for in 2012 and 2011, which it may do from time to time in its sole discretion.

 – Professional services

The increase in professional services for 2013 was primarily due to legal fees related to SEC filings which prior to April 2013 had been paid by RMC at its sole discretion, and for which reimbursement could have been requested. The increase in professional services for 2012 was primarily due to additional costs related to enhanced SEC filing requirements starting in 2012 (XBRL services and attorney fees).

Net Income/Member Distributions

During 2013 and 2012 the company’s distributed annualized yield was 6.50%. The company’s cash distributions for members (excluding redemptions) during 2013 and 2012 were $1,076,395 and $854,800, respectively. To determine the amount of cash to be distributed in any specific month, the company relies in part on its annual forecast of profits, which takes into account the difference between the forecasted and actual results in the prior year and the requirement to maintain a cash reserve.

In 2013 and 2012, we did not generate enough cash flow from operating activities to fully fund distributions. Therefore, some of those distributions were paid from sources other than cash flow from operating activities. Distributions in excess of our cash flow from operating activities have been funded from cash on hand, which can include proceeds from offerings, borrowing, if any, and loan repayments from borrowers.

Net income recorded during 2013 and 2012 for members was $875,777 and $620,351, respectively. The difference between net income and cash distributions was due to the managers’ projections of net income using several variables which included but were not limited to, an average rate of return for the loan portfolio, turnover rate of the loan portfolio, and the availability of quality loans for investment. Provided the company becomes and remains fully invested in quality mortgage loans, this difference should diminish until eliminated.

Net cash provided by (used in) operating activities, net income, and distributions to members, from inception to December 31, 2013, are summarized in the following table:

					Percent of
					Distributions
					Paid From	Percent of
	Net Cash				Net Cash	Net
	Provided by				Provided by	Income
Quarters	(Used In)		Distributions	Distributions	(Used In)	Covering
ending by	Operating	Net	To	To	Operating	Total
Year	Activities	Income	Members	Managers	Activities	Distributions
2009
Sep. 30	$—	$—	$—	$—	—%	—%
Dec. 31	(68,128)	14,055	13,914	141	(490)	100
	(68,128)	14,055	13,914	141	(490)	100
2010
Mar. 31	(27,333)	27,335	28,048	179	(97)	97
Jun. 30	137,616	23,534	38,713	—	355	61
Sep. 30	45,968	56,474	58,414	—	79	97
Dec. 31	54,852	58,341	78,800	1,477	70	73
	211,103	165,684	203,975	1,656	103	81
2011
Mar. 31	64,741	96,883	112,962	—	57	86
Jun. 30	125,021	116,177	147,873	2,131	85	77
Sep. 30	117,179	151,211	162,965	(2,131	72	94
Dec. 31	153,654	153,681	176,990	—	87	87
	460,595	517,952	600,790	—	77	86
2012
Mar. 31	170,559	159,935	191,236	—	89	84
Jun. 30	114,514	103,257	205,097	5,180	56	49
Sep. 30	92,938	139,090	219,263	—	42	63
Dec. 31	190,706	224,335	239,204	—	80	94
	568,717	626,617	854,800	5,180	67	73
2013
Mar. 31	198,925	223,791	257,733	—	77	87
Jun. 30	224,856	189,221	265,554	—	85	71
Sep. 30	182,068	186,731	270,505	6,266	67	67
Dec. 31	201,779	284,880	282,603	—	71	101
	807,628	884,623	1,076,395	6,266	75	82
Program to date	$1,979,915	$2,208,931	$2,749,874	$13,243	72%	80%

Cumulative
Thru 2009	(68,128	14,055	13,914	141	(490)	100
Thru 2010	142,975	179,739	217,889	1,797	66	82
Thru 2011	603,570	697,691	818,679	1,797	74	85
Thru 2012	1,172,287	1,324,308	1,673,479	6,977	70	79
Thru 2013	1,979,915	2,208,931	2,749,874	13,243	72	80

Fluctuations in net income during certain quarters are due to the following reasons.
•
The decline in net income from January-March 2012 to April-June 2012 was due to a decrease in interest on loans, net of approximately $51,000 related to a decrease of approximately $1,300,000 in the daily average secured loan balance, and a decrease in the effective yield of 0.24%, plus an increase of approximately $5,600 in the amortization of loan administrative fees due to greater loan pay offs in the second quarter compared to the first quarter.  There were also increases in printing and mailing costs related to the production and mailing of the 2011 10-K of approximately $3,400, and an increase in California taxes of $3,300.

•
The increase in net income from April-June 2012 to July-September 2012 was due to an increase in interest on loans, net of approximately $35,000 related to an increase of approximately $1,300,000 in the daily average secured loan balance, and a decrease of approximately $5,100 in the amortization of loan administrative fees due to fewer loan pay offs in the third quarter compared to the second quarter.

•
The decline in net income from January-March 2013 to April-June 2013 was due to approximately $15,500 of increased amortization of loan administrative fees caused by early pay off of loans, and an increase in attorney fees of approximately $19,000 related to SEC filing expenses related to 2012 10-K.

•
The increase in net income from July-September 2013 to October-December 2013 was due to an increase in interest on loans, net of approximately $64,000 related to an increase of approximately $2,200,000 in the daily average secured loan balance, and a reduction in the amortization of loan administrative fees due to fewer loan pay offs in the fourth quarter compared to the third quarter, and RMC at its sole discretion, reimbursing the company approximately $25,000 of auditor fees the company had expensed during the third quarter.

Loans/Allowance for Loan Losses

See Note 4 (Loans) to the financial statements included in Part II, Item 8 of this report for detailed presentations on the secured loan portfolio and on the allowance for loan losses, which presentations are incorporated by this reference into this Item 7.

Liquidity and Capital Resources

The company relies upon sales of units, loan payoffs, borrowers' mortgage payments, and, to a lesser degree and, if obtained, a line of credit, or proceeds from real estate owned financing or sales, should the company acquire the collateral securing our loans, for the source of funds for loans. We expect cash will be generated from borrower payments of interest, principal and loan payoffs and the resulting cash flow will exceed company expenses, earnings and unit redemptions. Excess cash flow, if any, will be invested in new loan opportunities, when available, and will be used to reduce a credit line (should the company obtain a credit line) or in other company business. Over the last three to four years, interest rates generally, and mortgage interest rates specifically, have been at historically low levels. If interest rates were to increase substantially, the yield of the company’s loans may provide lower yields than other comparable debt-related investments. In such event, unit purchases by prospective members could decline, which would reduce our overall liquidity. Additionally, if, as expected, we make primarily fixed rate loans, if interest rates were to rise, the likely result would be a slower prepayment rate for the company. This could cause a lower degree of liquidity as well as a slowdown in the ability of the company to invest in loans at the then current interest rates. Conversely, in the event interest rates were to decline, we could see both or either of a surge of unit purchases by prospective members, and significant borrower prepayments, which, if we can only obtain the then existing lower rates of interest may cause a dilution of our yield on loans, thereby lowering our overall yield to members. We, to a lesser degree, expect to rely upon a line of credit to fund loans. To date we have not obtained a line of credit. Generally, our loans are anticipated to be fixed rate, whereas a credit line will likely be a variable rate loan. In the event of a significant increase in overall interest rates, a credit line rate of interest could increase to a rate above the average portfolio rate of interest. Should such an event occur, the managers would desire to pay off the line of credit. Retirement of a line of credit would reduce our overall liquidity.

The financial and credit markets faced significant disruptions beginning with the onset of the financial crisis, continuing with the Great Recession, and then with the Euro crisis; and now ongoing with the United States federal deficit; and the modest, grinding economic recovery. Owners and acquirers of performing multi-family properties have benefited from availability of government sponsored lending chiefly through Fannie Mae, Freddie Mac and FHA and some homeowners are restructuring their mortgages through new financing programs aimed at assisting delinquent and underwater borrowers. As the real estate market ended its steep valuation declines and appears to be stabilizing, other real estate lenders have cautiously entered back into real estate lending, albeit to only the most credit worthy borrowers and properties that meet or exceed stringent financial and performance requirements.

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

During 2013 and 2012, the company, after allocation of syndication costs, made the following allocation of profits and distributions of cash both to the members who elected to participate in the distribution reinvestment plan and those that chose not to participate in the distribution reinvestment plan.

	2013	2012
Reinvesting	$533,960	$381,811
Distributing	542,435	472,989
Total	$1,076,395	$854,800

Percent of members’ capital, electing distribution	50%	55%

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

The table below sets forth actual redemptions for the past two years.

	Year ended December 31,
	2013	2012
Capital redemptions-without penalty	$42,140	$—
Capital redemptions-subject to penalty	16,050	—
Total	$58,190	$—

While the managers have set an estimated value for the units, such determination may not be representative of the ultimate price realized by a member for such units upon sale. No public trading market exists for the units and none is likely to develop. Thus, there is no certainty the units can be sold at a price equal to the stated value of the capital account.

Contractual Obligations

At December 31, 2013 the company had no contractual obligations, except to reimburse RMC for syndication costs. As of December 31, 2013, approximately $1,966,000 was to be reimbursed to RMC contingent upon future sales of member units. See Note 3 (Managers and Other Related Parties-Syndication Costs) and Note 6 (Commitments and Contingencies, Except Loans) to the financial statements included in Part II, Item 8 of this report for a detailed presentation on commitments and contingencies, which presentation is incorporated by this reference into this Item 7.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk (Not included as smaller reporting company)

Item 8 – Financial Statements and Supplementary Data

A – Financial Statements

The following financial statements of Redwood Mortgage Investors IX, LLC are included in Item 8:

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets – December 31, 2013 and 2012
•	Statements of Income for the years ended December 31, 2013 and 2012
•	Statements of Changes in Members’ Capital for the years ended December 31, 2013 and 2012
•	Statements of Cash Flows for the years ended December 31, 2013 and 2012
•	Notes to Financial Statements

B – Financial Statement Schedules

No financial statement schedules are required to be filed because Redwood Mortgage Investors IX, LLC is a smaller reporting company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members
Redwood Mortgage Investors IX, LLC
Redwood City, California

We have audited the accompanying balance sheets of Redwood Mortgage Investors IX, LLC (a Delaware limited liability company) as of December 31, 2013 and 2012 and the related statements of income, changes in members’ capital and cash flows for each of the years in the two-year period ended December 31, 2013. These financial statements are the responsibility of Redwood Mortgage Investors IX’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redwood Mortgage Investors IX, LLC as of December 31, 2013 and 2012 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Armanino LLP
_____________________________
Armanino LLP
San Ramon, California
March 31, 2014

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Balance Sheets
December 31, 2013 and 2012

ASSETS

	2013	2012
Cash and cash equivalents	$1,176,630	$1,964,536

Loans, secured by deeds of trust
Principal	14,698,430	11,891,017
Advances	1,039	1,979
Accrued interest	112,521	82,536
Total loans	14,811,990	11,975,532

Receivable from affiliate	15,037	—
Prepaid expenses	25,000	—
Loan administration fees, net	91,344	76,952

Total assets	$16,120,001	$14,017,020

LIABILITIES, INVESTORS IN APPLICANT STATUS, AND MEMBERS’ CAPITAL

Liabilities
Accounts payable	$275	$9,446
Payable to affiliate	15,650	—
Total liabilities	15,925	9,446

Investors in applicant status	443,350	355,750

Members’ capital
Members’ capital, subject to redemption, net of unallocated
syndication costs of $746,946 and $664,520 for 2013 and 2012, respectively; and net of formation loan of $972,603 and $931,406
for 2013 and 2012, respectively	15,642,516	13,637,215

Managers’ capital, net of unallocated syndication costs
of $7,545 and $6,712 for 2013 and 2012, respectively	18,210	14,609
Total members’ capital	15,660,726	13,651,824

Total liabilities, investors in applicant status and members’ capital	$16,120,001	$14,017,020

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Income
For the Years Ended December 31, 2013 and 2012

	2013	2012
Revenues
Interest income
Loans	$1,064,581	$745,739
Imputed interest on formation loan	25,572	20,319
Total interest income	1,090,153	766,058

Interest expense – amortization of discount on formation loan	25,572	20,319
Net interest income	1,064,581	745,739

Late fees	7,031	5,409
Other	150	400
Total revenues, net	1,071,762	751,548

Provision for loan losses	—	—

Operating expenses
Mortgage servicing fees	31,590	21,357
Asset management fees	—	—
Costs through RMC	119,136	74,464
Professional services	22,237	15,144
Other	14,176	13,966
Total operating expenses	187,139	124,931
Net income	$884,623	$626,617

Net income
Managers (1%)	$8,846	$6,266
Members (99%)	875,777	620,351
	$884,623	$626,617
Net income per $1,000 invested by members
for entire period	$53	$47

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Changes in Members’ Capital
For the Years Ended December 31, 2013 and 2012

		Members
	Investors
	In		Unallocated
	Applicant		Syndication	Formation
	Status	Capital	Costs	Loan	Capital, net
Balances at December 31, 2011	$320,545	$11,354,642	$(498,661)	$(741,215)	$10,114,766
Contributions on application	3,766,342	—	—	—	—
Contributions admitted to members' capital	(3,722,968)	3,722,968	—	—	3,722,968
Premiums paid on application by RMC	—	—	—	—	—
Premiums admitted to members' capital	(8,169)	8,169	—	—	8,169
Net income	—	620,351	—	—	620,351
Earnings distributed to members	—	(854,800)	—	—	(854,800)
Earnings distributed used in DRIP	—	381,811	—	—	381,811
Member's redemptions	—	—	—	—	—
Formation loan funding	—	—	—	(264,312)	(264,312)
Formation loan payments received	—	—	—	74,121	74,121
Syndication costs incurred	—	—	(165,859)	—	(165,859)
Early withdrawal penalties	—	—	—	—	—

Balances at December 31, 2012	$355,750	$15,233,141	$(664,520)	$(931,406)	$13,637,215
Contributions on application	1,937,802	—	—	—	—
Contributions admitted to members' capital	(1,850,202)	1,850,202	—	—	1,850,202
Premiums paid on application by RMC	3,570	—	—	—	—
Premiums admitted to members' capital	(3,570)	3,570	—	—	3,570
Net income	—	875,777	—	—	875,777
Earnings distributed to members	—	(1,076,395)	—	—	(1,076,395)
Earnings distributed used in DRIP	—	533,960	—	—	533,960
Member's redemptions	—	(58,190)	—	—	(58,190)
Formation loan funding	—	—	—	(134,896)	(134,896)
Formation loan payments received	—	—	—	93,141	93,141
Syndication costs incurred	—	—	(82,827)	—	(82,827)
Early withdrawal penalties	—	—	401	558	959

Balances at December 31, 2013	$443,350	$17,362,065	$(746,946)	$(972,603)	$15,642,516

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Changes in Managers’ Capital
For the Years Ended December 31, 2013 and 2012

	Managers
		Unallocated		Total
		Syndication		Members’
	Capital	Costs	Capital, net	Capital
Balances at December 31, 2011	$16,503	$(5,037)	$11,466	$10,126,232
Contributions on application	—	—	—	—
Contributions admitted to members' capital	3,732	—	3,732	3,726,700
Premiums paid on application by RMC	—	—	—	—
Premiums admitted to members' capital	—	—	—	8,169
Net income	6,266	—	6,266	626,617
Earnings distributed to members	(5,180)	—	(5,180)	(859,980)
Earnings distributed used in DRIP	—	—	—	381,811
Members’ redemptions	—	—	—	—
Formation loan funding	—	—	—	(264,312)
Formation loan payments received	—	—	—	74,121
Syndication costs incurred	—	(1,675)	(1,675)	(167,534)
Early withdrawal penalties	—	—	—	—

Balances at December 31, 2012	$21,321	$(6,712)	$14,609	$13,651,824
Contributions on application	—	—	—	—
Contributions admitted to members' capital	1,854	—	1,854	1,852,056
Premiums paid on application by RMC	—	—	—	—
Premiums admitted to members' capital	—	—	—	3,570
Net income	8,846	—	8,846	884,623
Earnings distributed to members	(6,266)	—	(6,266)	(1,082,661)
Earnings distributed used in DRIP	—	—	—	533,960
Members’ redemptions	—	—	—	(58,190)
Formation loan funding	—	—	—	(134,896)
Formation loan payments received	—	—	—	93,141
Syndication costs incurred	—	(837)	(837)	(83,664)
Early withdrawal penalties	—	4	4	963

Balances at December 31, 2013	$25,755	$(7,545)	$18,210	$15,660,726

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Cash Flows
For the Years Ended December 31, 2013 and 2012

	2013	2012
Cash flows from operating activities
Net income	$884,623	$626,617
Adjustments to reconcile net income to net cash provided
by (used in) operating activities
Amortization of loan origination fees	143,605	67,722
Interest income, imputed on formation loan	(25,572)	(20,319)
Amortization of discount on formation loan	25,572	20,319
Change in operating assets and liabilities
Accrued interest	(29,985)	(28,317)
Advances	940	(1,909)
Receivable from affiliate	(15,037)	—
Prepaid expenses	(25,000)	—
Loan administration fees	(157,997)	(104,630)
Accounts payable	(9,171)	9,234
Payable to affiliate	15,650	—
Net cash provided by (used in) operating activities	807,628	568,717
Cash flows from investing activities
Loans funded	(7,358,376)	(4,266,763)
Loans acquired from affiliates	(8,184,100)	(6,444,700)
Principal collected on loans	12,735,063	7,073,774
Net cash provided by (used in) investing activities	(2,807,413)	(3,637,689)
Cash flows from financing activities
Contributions by member applicants	1,943,226	3,770,074
Members’ withdrawals	(606,891)	(478,169)
Syndication costs paid, net	(83,259)	(167,534)
Formation loan, funding	(134,896)	(264,312)
Formation loan, collections	93,699	74,121
Net cash provided by (used in) financing activities	1,211,879	2,934,180
Net increase (decrease) in cash and cash equivalents	(787,906)	(134,792)
Cash and cash equivalents at beginning of year	1,964,536	2,099,328
Cash and cash equivalents at end of year	$1,176,630	$1,964,536

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2013 and 2012

NOTE 1 – ORGANIZATION AND GENERAL

Redwood Mortgage Investors IX, LLC (the “company”) is a Delaware limited liability company formed in October 2008 to make loans secured primarily by first and second deeds of trust on California real estate. Redwood Mortgage Corp. (“RMC”) and its wholly-owned subsidiary Gymno LLC (“Gymno”) are the managers of the company. The address of the company and the managers is 1825 South Grant Street, Suite 250, San Mateo, CA 94402. The mortgage loans the company invests in are arranged and are generally serviced by RMC. Michael Burwell is the president and majority shareholder (through his holdings and beneficial interests in certain trusts) of RMC.

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
December 31, 2013 and 2012

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2013 and 2012

NOTE 1 – ORGANIZATION AND GENERAL (continued)

Contributed capital

The managers – between them - are required to contribute to capital 1/10 of 1% of the aggregate capital accounts of the members.

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

	2013	2012
Members’ capital per financial statements	$15,660,726	$13,651,824
Unallocated syndication costs	754,491	671,232
Allowance for loan losses	—	—
Formation loans receivable	972,603	931,406

Members’ capital tax basis	$17,387,820	$15,254,462

Term of the Company

The company is scheduled to terminate in 2028, unless sooner terminated as provided in the operating agreement.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2013 and 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Such estimates relate principally to the determination of the allowance for loan losses, including, when applicable, the valuation of impaired loans, (which itself requires determining the fair value of the collateral), and the valuation of real estate held for sale and held as investment, at acquisition and subsequently. Actual results could differ significantly from these estimates.

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
December 31, 2013 and 2012

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

Since inception through December 31, 2013, the company has distributed cash of $2,749,874 (which includes $1,170,365 reinvested in DRIP units) to the members, based upon the managers’ projections of net income using several variables which included but were not limited to, an average rate of return for the loan portfolio, turnover rate of the loan portfolio, and the availability of quality loans for investment. The company’s net income, applicable to members, during this period has been $2,182,994. In 2014, provided the company becomes and remains fully invested in quality mortgage loans, this difference of $566,880 should diminish.  In 2013, cash distributed to members was $1,076,395 and net income attributed to members was $875,777.

Cash and cash equivalents

The company considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. Periodically, company cash balances in banks exceed federally insured limits.

Loans and interest income

Loans generally are stated at the unpaid principal balance (principal). Management has discretion to pay amounts (advances) to third parties on behalf of borrowers to protect the company’s interest in the loan. Advances include, but are not limited to, the payment of interest and principal on a senior lien to prevent foreclosure by the senior lien holder, property taxes, insurance premiums, and attorney fees. Advances generally are stated at the amounts paid out on the borrower's behalf and any accrued interest on amounts paid out, until repaid by the borrower.

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
December 31, 2013 and 2012

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

Allowance for loan losses

Loans and the related accrued interest and advances are analyzed on a periodic basis for ultimate recoverability. Delinquencies are identified and followed as part of the loan system. Delinquencies are determined based upon contractual terms. For impaired loans, a provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral values, such that the net carrying amount (principal, plus advances, plus accrued interest less the specific allowance) is reduced to the present value of future cash flows discounted at the loan’s effective interest rate, or, if a loan is collateral dependent, to the estimated fair value of the related collateral, net of any senior loans and net of any costs to sell in arriving at net realizable value if planned disposition of the asset securing a loan is by way of sale.

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

Based on its knowledge of the borrowers and their historical (and expected) performance, and the exposure to loss, management estimates an appropriate reserve by property type for probable credit losses in the portfolio. Because the company is an asset-based lender, except as to owner-occupied residences, and because specific regions, neighborhoods and even properties within the same neighborhoods, vary significantly as to real estate values and transaction activity, general market trends, which may be indicative of a change in the risk of a loss, and a borrower’s credit worthiness are secondary to the condition of the property, the property type and the neighborhood/region in which the property is located, and do not enter substantially into the determination of the amount of the non-specific (i.e. general) reserves.

The company charges off uncollectible loans and related receivables directly to the allowance account once it is determined the full amount is not collectible.

Net income per $1,000 invested

Amounts reflected in the statements of income as net income per $1,000 invested by members for the entire period are amounts allocated to members who had their investment throughout the period. Individual income is allocated each month based on the members’ pro rata share of members’ capital. Because the net income (loss) percentage may vary from month to month, amounts per $1,000 will vary for those individuals who made or withdrew investments during the period, or select other options.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2013 and 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting pronouncements

There are no recently effective or issued but not yet effective accounting pronouncements which would have a material effect on the company’s reported financial position or results of operations.

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES

The managers are entitled to one percent of the profits and losses, which amounted to $8,846 and $6,266 for the years ended December 31, 2013 and 2012, respectively.

Formation loan

Formation loan transactions are presented in the following table for the years ended December 31.

	2013	2012
Member contributions to date	$17,209,819	$15,272,017

Balance, January 1	$931,406	$741,215
Formation Loan made	134,896	264,312
Unamortized discount on imputed interest	4,724	(21,261)
Formation Loan made, net	1,071,026	984,266

Repayments received from RMC	(93,141)	(74,121)
Early withdrawal penalties applied	(558)	—
Formation loan, net	977,327	910,145

Unamortized discount on imputed interest	(4,724)	21,261
Balance, December 31	$972,603	$931,406

Percent loaned to date	7.00%	7.00%

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

The future minimum payments on the formation loan are presented in the following table ($ in thousands).

2014	$97,260
2015	97,260
2016	97,260
2017	97,260
2018	97,260
Thereafter	486,303
Total	$972,603

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2013 and 2012

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES (continued)

Formation loan (continued)

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

Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, RMC may collect a loan brokerage commission that is expected to range from approximately 2% to 5% of the principal amount of each loan made during the year. Total loan brokerage commissions are limited to an amount not to exceed 4% of the total company assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the company. In 2013 and 2012, loan brokerage commissions paid by the borrowers were $151,397 and $168,435, respectively.

Other fees

RMC or Gymno will receive fees for processing, notary, document preparation, credit investigation, reconveyance, and other mortgage related fees. The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the company. In 2013 and 2012, these fees totaled $28,224 and $12,177, respectively.

The following fees are paid by the company.

Loan administrative fees

RMC will receive a loan administrative fee in an amount up to 1% of the principal amount of each new loan originated or acquired on the company's behalf by RMC for services rendered in connection with the selection and underwriting of potential loans. Such fees are payable by the company upon the closing of each loan. In 2013 and 2012, the loan administration fees paid by the company to RMC were $157,997 and $104,630, respectively.

Mortgage servicing fees

RMC earns mortgage servicing fees of up to one-quarter of one percent (0.25%) annually of the unpaid principal of the loan portfolio or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located from the company. RMC is entitled to receive these fees regardless of whether specific mortgage payments are collected. The mortgage servicing fees are accrued monthly on all loans. Remittance to RMC is made monthly unless the loan has been assigned a specific loss reserve, at which point remittance is deferred until the specific loss reserve is no longer required, or the property has been acquired by the company. RMC, in its sole discretion, may elect to accept less than the maximum amount of the mortgage servicing fee to enhance the earnings of the company. An increase or decrease in this fee within the limits set by the operating agreement directly impacts the yield to the members. Mortgage servicing fees incurred and paid were $31,590 and $21,357 for the years ended December 31, 2013 and 2012, respectively.  RMC did not waive any mortgage servicing fees during 2013 and 2012.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2013 and 2012

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

The managers, in their sole discretion, may elect to accept less than the maximum amount of the asset management fee to enhance the earnings of the company. For years ended December 31, 2013 and 2012, the managers have waived the entire asset management fee due them. An increase or decrease in this fee within the limits set by the operating agreement directly impacts the yield to the members. There is no assurance the managers will decrease or waive these fees in the future. The decision to waive fees and the amount, if any, to be waived, is made by the managers in their sole discretion.

Asset management fees paid to the managers are presented in the following table for the years ended December 31.

	2013	2012
Maximum chargeable by the managers	$124,100	$98,398
Waived by the managers	(124,100)	(98,398)
Charged	$—	$—

Costs through RMC

RMC, a manager, is reimbursed by the company for operating expenses incurred on behalf of the company, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to members, and out-of-pocket general and administration expenses. The decision to request reimbursement of any qualifying charges is made by RMC in its sole discretion. Operating expenses charged to the company were $119,136 and $74,464, for the years ended December 31, 2013 and 2012, respectively.  RMC did not waive its right to request reimbursement of any qualifying charges during 2013 and 2012.

Syndication costs

Syndications costs (all expenses incurred in connection with the start-up of the company or ongoing offering of the units, including legal and accounting fees, printing, mailing, distribution costs, filing fees, reimbursements to participating broker-dealers for due diligence expenses, reimbursements for training and education meetings for associated persons of a FINRA member, marketing reallowances of up to 1% of gross offering proceeds (sale of units, excluding DRIP and premium units)) up to 4.5% of the gross proceeds, are reimbursed to RMC until RMC is repaid in full, and then the company will pay any additional costs directly.  The syndication costs are substantially front-ended, and RMC is reimbursed for these expenses quarterly up to 4.5% of the cumulative-to-date gross offering proceeds.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2013 and 2012

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES (continued)

Syndication costs (continued)

Syndication costs are summarized in the following table for the years ended December 31.

	2013	2012
Balance, January 1	$671,232	$503,698
Costs reimbursed to RMC (1)	83,664	167,534
Costs paid by the company	—	—
Early withdrawal penalties applied (3)	(405)	(—)
Allocated to date (2)	—	—

Balance, December 31	$754,491	$671,232

Gross offering proceeds	$16,766,469	$14,916,267
Percent reimbursed to RMC	4.50%	4.50%

(1)
As of December 31, 2013, RMC had incurred approximately $2,721,000 of syndication costs for the company and approximately $1,966,000 remains to be reimbursed by the company to RMC.  As of December 31, 2012, RMC had incurred approximately $2,318,000 of syndication costs for the company and approximately $1,675,000 remained to be reimbursed to RMC.

(2)
Allocation of the syndication costs to the individual investors’ capital accounts begins after the company’s fifth full fiscal year, in accordance with the terms of the company’s operating agreement and IRS Code Section 709.  See also the Accounting Policy footnote - Syndication costs.

(3)
Redemption penalties collected are applied to the next installment of principal due under the formation loan and to reduce the amount owed RMC for syndication costs.  The amounts credited will be determined by the ratio between the initial amount of the formation loan and the total amount of offering costs incurred by the company.

NOTE 4 – LOANS

The company generally funds loans with a fixed interest rate and a five-year term. As of December 31, 2013, 94% of the company’s loans (representing 95% of the aggregate principal of the company’s loan portfolio) have a five year term or less from loan inception. The remaining loans have terms longer than five years. As of December 31, 2013, 23 loans outstanding (representing 57% of the aggregate principal balance of the company’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the years ended December 31.

	2013	2012
Principal, January 1	$11,891,017	$8,253,328
Loans funded	7,358,376	4,266,763
Loans acquired from affiliates	8,184,100	6,444,700
Payments received	(12,735,063)	(7,073,774)
Principal, December 31	$14,698,430	$11,891,017

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2013 and 2012

NOTE 4 – LOANS (continued)

Loan characteristics

Secured loans had the characteristics presented in the following table.

	2013	2012
Number of secured loans	51	41
Secured loans – principal	$14,698,430	$11,891,017
Secured loans – lowest interest rate (fixed)	7.25%	7.75%
Secured loans – highest interest rate (fixed)	11.00%	11.00%

Average secured loan – principal	$288,205	$290,025
Average principal as percent of total principal	1.96%	2.44%
Average principal as percent of members’ capital	1.84%	2.12%
Average principal as percent of total assets	1.79%	2.07%

Largest secured loan – principal	$1,200,000	$1,200,000
Largest principal as percent of total principal	8.16%	10.09%
Largest principal as percent of members’ capital	7.66%	8.79%
Largest principal as percent of total assets	7.44%	8.56%

Smallest secured loan – principal	$68,276	$74,857
Smallest principal as percent of total principal	0.46%	0.63%
Smallest principal as percent of members’ capital	0.44%	0.55%
Smallest principal as percent of total assets	0.42%	0.53%

Number of counties where security is located (all California)	13	13
Largest percentage of principal in one county	33.18%	34.66%

Number of secured loans in foreclosure	—	—
Secured loans in foreclosure – principal	—	—

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of December 31, 2013, the company’s largest loan in the principal of $1,200,000 represents 8.16% of outstanding secured loans and 7.44% of company assets. The loan is secured by a residential property located in Santa Cruz, California, bears an interest rate of 8.75% and matures on August 1, 2015.

Larger loans sometimes increase above 10% of the secured loan portfolio or company assets as these amounts decrease due to member withdrawals and loan payoffs and due to restructuring of existing loans.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2013 and 2012

NOTE 4 – LOANS (continued)

Distribution by California counties

The distribution of secured loans outstanding by California counties is presented in the following table at December 31.

	December 31, 2013		December 31, 2012
	Unpaid Principal Balance	Percent	Unpaid Principal Balance	Percent

San Francisco	$2,081,417	14.16%	$2,104,019	17.69%

San Francisco Bay Area
Sonoma	68,276	0.46	174,689	1.47
Alameda	1,328,638	9.04	1,199,567	10.09
Santa Clara	1,298,471	8.83	1,070,463	9.00
Contra Costa	735,324	5.00	428,693	3.61
Marin	—	—	244,302	2.06
San Mateo	1,288,689	8.77	418,371	3.52
	4,719,398	32.10	3,536,085	29.75

Other Northern California
El Dorado	433,650	2.95	—	—
Nevada	—	—	340,000	2.86
Monterey	182,405	1.24	183,784	1.55
Santa Cruz	1,200,000	8.16	1,200,000	10.09
	1,816,055	12.35	1,723,784	14.50

Northern California Total	8,616,870	58.61	7,363,888	61.94

Southern California
Los Angeles	4,875,928	33.18	4,121,933	34.66
San Diego	196,663	1.34	207,338	1.74
San Bernardino	137,800	0.94	—	—
Orange	871,169	5.93	197,858	1.66
	6,081,560	41.39	4,527,129	38.06

Total Secured Loans	$14,698,430	100.00%	$11,891,017	100.00%

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2013 and 2012

NOTE 4 – LOANS (continued)

Commitments/loan disbursements/construction and rehabilitation loans

The company may make construction loans that are not fully disbursed at loan inception. Construction loans are determined by the managers to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multi-family properties. The company will have approved the borrowers up to a maximum loan balance; however, disbursements will be made periodically as phases of the construction are completed or at such other times as the loan documents may require, and will be funded from available cash balances and future cash receipts. The company does not maintain a separate cash reserve to fund undisbursed construction loan obligations. Upon project completion, construction loans are reclassified as permanent loans. Funding of construction loans is limited to 10% of the loan portfolio. As of December 31, 2013, the company had no construction loans outstanding.

The company may also make rehabilitation loans. A rehabilitation loan will be approved up to a maximum principal balance and, at loan inception, will be either fully or partially disbursed. If fully disbursed, a rehabilitation escrow account is established and advanced periodically as phases of the rehabilitation are completed or at such other times as the loan documents may require. If not fully disbursed, the rehabilitation loan will be funded from available cash balances and future cash receipts. The company does not maintain a separate cash reserve to fund undisbursed rehabilitation loan obligations. At December 31, 2013, the company had one rehabilitation loan which was acquired with an outstanding principal balance of $260,000 and which had been arranged for acquisition by RMC. Rehabilitation loan proceeds are generally used to acquire and remodel single family homes for future sale or rental. As of December 31, 2013, the company had no obligation to fund any additional amounts on the rehabilitation loan. Upon project completion, rehabilitation loans are reclassified as permanent loans. Funding of rehabilitation loans is limited to 15% of the loan portfolio.

RMC arranged for the company to purchase loans from an unaffiliated lender who is the servicer of the loans.  The unpaid balance of these loans at December 31, 2013 was $3,099,510. The loans generally have the following characteristics:

•	Secured by first deeds of trust on single-family, real property located in California;
•	Monthly payments of interest only at fixed rates;
•	Terms of 5 to 11 months, interest rate, LTV and collateral are comparable to loans arranged by RMC.

Lien position

Secured loans had the lien positions presented in the following table.

	2013			2012
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	35	$10,695,440	73%	30	$8,241,074	69%
Second trust deeds	16	4,002,990	27	11	3,649,943	31
Total secured loans	51	14,698,430	100%	41	11,891,017	100%
Liens due other lenders at loan closing		9,783,711			7,182,065
Total debt		$24,482,141			$19,073,082

Appraised property value at loan closing		$43,596,000			$37,369,615

Percent of total debt to appraised
values (LTV) at loan closing (1)		56.16%			51.04%

(1)
Based on appraised values and liens due other lenders at loan closing. The loan to value computation does not take into account subsequent increases or decreases in security property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2013 and 2012

NOTE 4 – LOANS (continued)

Property type

Secured loans summarized by property type are presented in the following table.

	2013			2012
	Loans	Principal	Percent	Loans	Principal	Percent
Single family	46	$13,300,082	91%	39	$10,820,554	91%
Multi-family	2	349,877	2	1	670,463	6
Commercial	3	1,048,471	7	1	400,000	3
Total secured loans	51	$14,698,430	100%	41	$11,891,017	100%

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table.

Scheduled maturities at December 31, 2013	Loans	Principal	Percent
2014	17	$5,396,060	37%
2015	5	2,363,375	16
2016	7	1,731,495	12
2017	6	1,612,797	11
2018	13	2,768,903	19
Thereafter	3	825,800	5
Total secured loans	51	$14,698,430	100%

Loans may be repaid or refinanced before, at or after the contractual maturity date. On matured loans the company may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

The company renewed three and one loan during 2013 and 2012, respectively, with aggregate principal balances of $1,515,723 and $690,672, respectively.

Delinquency

Secured loans summarized by payment delinquency are presented in the following table.

	2013	2012
Past Due
30-89 days	$596,967	$327,702
90-179 days	—	199,910
180 or more days	—	—
Total past due	596,967	527,612
Current	14,101,463	11,363,405
Total secured loans	$14,698,430	$11,891,017

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2013 and 2012

NOTE 4 – LOANS (continued)

Modifications and troubled debt restructurings

There were no loan modifications made during 2013.  At December 31, 2012, one performing interest-only loan was modified to extend its maturity date from July 1, 2012 to July 1, 2013 at substantially the same terms except the borrower repaid $300,000 of the original principal balance and principal and interest payments will be made on a 25 year amortization until the new maturity date. The company has not modified a loan that qualified for treatment as a troubled debt restructuring.

Loans in non-accrual status

At December 31, 2013 and 2012, there were no loans designated in non-accrual status.

Impaired loans/allowance for loan losses

At December 31, 2013 and 2012, the company had not designated any loans as impaired and had not recorded an allowance for loan losses as all loans were deemed to have protective equity (i.e., low loan-to-value ratio) such that collection is reasonably assured for amounts owing.

NOTE 5 – FAIR VALUE

The company does not record its loans at fair value on a recurring basis.

Loans designated impaired (i.e. that are collateral dependent) are measured at fair value on a non-recurring basis.  The company did not have any loans designated impaired at December 31, 2013 or 2012.

The following methods and assumptions are used when estimating fair value.

(a)
Secured loans (Level 2) - The recorded amount of the performing loans (i.e. the loan balance) is deemed to approximate the fair value.  Each loan is reviewed for its delinquency, protective equity (LTV) adjusted for the most recent valuation of the underlying collateral, remaining term to maturity, borrower’s payment history and other factors.  Also considered is the limited resale market for the loans. Most companies or individuals making similar loans as the partnership intend to hold the loans until maturity as the average contractual term of the loans (and the historical experience of the time the loan is outstanding due to pre-payments) is shorter than conventional mortgages.  Further there are no prepayment penalties to be collected and any loan buyers would be hesitant to risk paying above par. Due to these factors sales of the loans are infrequent and an active market does not exist.

(b)
Secured loans, designated impaired (Level 2) – Secured loans, designated impaired are deemed collateral dependent, and the fair value of the loan is the lesser of the fair value of the collateral or the enforceable amount owing under the note. The fair value of the collateral is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values, and publicly available information on in-market transactions Level 2 inputs.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2013 and 2012

NOTE 5 – FAIR VALUE (continued)

The following methods are used depending upon the property type of the collateral.

Single family – Management’s preferred method for determining the fair market value of its single-family residential assets is the sale comparison method. Management primarily obtains sale comps via its subscription to the RealQuest service, but also uses free online services such as Zillow.com and other available resources to supplement this data. Sale comps are reviewed for similarity to the subject property, examining features such as proximity to subject, number of bedrooms and bathrooms, square footage, sale date, condition, and year built.

Where sufficient, applicable sale comps are not available or deemed unreliable, management will seek additional information in the form of broker’s opinions of value or appraisals.

Multi-family residential - Management’s preferred method for determining the aggregate retail value of its multifamily units is the sale comparison method. Sale comps are reviewed for similarity to the subject property, examining features such as proximity to subject, rental income, number units, composition of units by the number of bedrooms and bathrooms, square footage,, condition, amenities, and year built.

Where adequate sale comps are not available, management will seek additional information in the form of broker’s opinions of value or appraisals.

Management’s secondary method for valuing its multifamily assets as income-producing rental operations is the direct capitalization method. In order to determine market cap rates, management refers to published data from reliable third-party sources such as the CBRE Cap Rate Survey. Management applies the appropriate cap rate to the subject’s most recent available annual net operating income to determine the property’s value as an income-producing project.  When reliable net operating income information is not available or the project is under development or is under-performing to market, management will seek additional information and analysis to determine the cost to improve and the intrinsic fair value.

Commercial buildings – Where commercial rental income information is available, management’s preferred method for determining the fair value of its commercial real estate assets is the direct capitalization method. In order to determine market cap rates for properties of the same class and location as the subject, management refers to reputable third-party sources such as the CBRE Cap Rate Survey. Management then applies the appropriate cap rate to the subject’s most recent available annual net operating income to determine the property’s value as an income-producing commercial rental project. When reliable net operating income information is not available or the project is under development or is under-performing to market, management will seek additional information and analysis to determine the cost to improve and the intrinsic fair value

Management supplements the direct capitalization method with additional information in the form of a sale comparison analysis (where adequate sale comps are available), broker’s opinion of value, or appraisal.

Commercial land – Commercial land has many variations/uses, thus requiring management to employ a variety of methods depending upon the unique characteristics of the subject land.  Market in the form of a sale comparison analysis (where adequate sale comps are available), broker’s opinion of value, or appraisal are used.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2013 and 2012

NOTE 6 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS AND SYNDICATION COSTS

Legal proceedings

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance. As of December 31, 2013, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

Commitments

There were no commitments other than those disclosed in Note 4.

NOTE 7 – SUBSEQUENT EVENTS

None

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the company’s independent registered public accounting firm during the years ended December 31, 2013 and 2012.

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

The managers and their respective managements conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the managers concluded the manager’s internal control over financial reporting was effective as of December 31, 2013.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in the manager’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the manager’s  internal control over financial reporting.

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

Affiliates of Our Managers

Michael R. Burwell. Michael R. Burwell, age 57, President, Director, Chief Financial Officer, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-present); President, Director, Chief Financial Officer and Secretary of Gymno Corporation (1986-September 2011) and now, the manager of Gymno LLC, the entity into which Gymno Corporation was converted (September 2011-present); President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-September 2011); past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986). Mr. Burwell is licensed as a real estate sales person. Mr. Burwell was a general partner of each of the RMI, RMI II and RMI III. Mr. Burwell is a general partner of each of RMI IV, RMI V, RMI VI, RMI VII and RMI VIII. Mr. Burwell attended the University of California, at Davis from 1975-1979.

Diana B. Mandarino.  Diana B. Mandarino, age 68, Director and Executive Vice President of Redwood Mortgage Corp. (2001-present); Director of Sales and Marketing, Redwood Mortgage Investors (1995-present); Sr. Vice President, Rancon Securities Corp. (1982-1995); Marketing and Sales Assistant, Belmont Reid & Co. Investment Group, (1977-1982); Member and past President of Financial Planning Association, Silicon Valley Chapter. Ms. Mandarino attended Foothill Community College from 1965-1967.

Lorene A. Randich. Lorene A. Randich, age 57, joined Redwood Mortgage Corp. in 1991, and has served as a Director since November 2011.  Ms. Randich has held the real estate broker’s license of record for Redwood Mortgage Corp. since November 2011. Since 2001, she has been Vice President of Loan Production and Underwriting. Ms. Randich has been a licensed real estate broker since 1996. She is a member of the National Association of Realtors, the California Mortgage Bankers Association, the California Association of Mortgage Professionals (Board Member–San Francisco/Peninsula Chapter) and the California Mortgage Association (Member, Education Committee). Ms. Randich received a BA from UC Berkeley in 1980.

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

I.  THE FOLLOWING COMPENSATION HAS BEEN PAID TO THE MANAGERS AND/OR THEIR AFFILIATES FOR SERVICES RENDERED DURING THE YEAR ENDED DECEMBER 31, 2013. ALL SUCH COMPENSATION IS IN COMPLIANCE WITH THE GUIDELINES AND LIMITATIONS SET FORTH IN THE OPERATING AGREEMENT.

Entity Receiving Compensation	Description of Compensation and Services Rendered	Amount
Redwood Mortgage Corp.	Mortgage Servicing Fee for servicing loans……………………	$31,590
(Manager)

Managers &/or Affiliates	Asset Management Fee for managing assets……………………	$0

Managers	1% interest in profits (loss)……………………………………..	$8,846
	Less allocation of syndication costs…………………………….	$0
		$8,846

Managers &/or Affiliates	Portion of early withdrawal penalties applied to reduce
	Formation Loan…………………………………………………	$558

II.  FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED WITH THE COMPANY BY COMPANIES RELATED TO THE MANAGERS DURING THE YEAR ENDED DECEMBER 31, 2012 (EXPENSES OF BORROWERS NOT OF THE COMPANY)

Redwood Mortgage Corp.	Mortgage Brokerage Commissions for services in connection
	with the review, selection, evaluation, negotiation, and
	extension of the loans paid by the borrowers and not by the
	company…………………………………………………..……	$151,397

Redwood Mortgage Corp.	Processing and Escrow Fees for services in connection with
	notary, document preparation, credit investigation, and escrow
	fees payable by the borrowers and not by the company………..	$27,144

Gymno LLC	Reconveyance Fee……………………………………………...	$1,080

III.  IN ADDITION, THE MANAGERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE COMPANY FOR WHICH IT IS REIMBURSED AS NOTED IN THE STATEMENTS OF OPERATION DURING THE YEAR ENDED DECEMBER 31, 2013 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $119,136

Item 12 – Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

No person or entity owns beneficially more than five percent (5%) of the units. The managers do not own any units, but the managers receive collectively 1% of the net income and losses of the company and the members receive collectively the remaining 99% of such items.

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

Item 14 – Principal Accountant Fees and Services

Fees for services performed for the company by the principal accountant for 2013 and 2012 are as follows:

Audit Fees The aggregate fees billed during the years ended December 31, 2013 and 2012 for professional services rendered for the audit of the company’s annual financial statements included in the company’s Annual Report on Form 10-K, review of financial statements included in the company’s Quarterly Reports on Form 10-Q and for services provided in connection with regulatory filings were $73,965 and $116,837, respectively. As sponsor of the company, Redwood Mortgage Corp. paid to the company $34,542 in 2013 and the entire amount of these fees in 2012.

Audit Related Fees There were no fees billed during the years ended December 31, 2013 and 2012 for audit-related services.

Tax fees The aggregate fees billed for tax services for the years ended December 31, 2013 and 2012 were $5,000 and $12,382, respectively. These fees relate to professional services rendered primarily for tax compliance.

All Other Fees There were no other fees billed during the years ended December 31, 2013 and 2012.

All audit and non-audit services are approved by the managers prior to the accountant being engaged by the company.

Part IV

Item 15 – Exhibits and Financial Statement Schedules

A.           Documents filed as part of this report are incorporated:

1.	In Part II, Item 8 under A –Financial Statements.

2. No financial statement schedules are required to be filed because Redwood Mortgage Investors IX, LLC is a smaller reporting company.

3.	Exhibits.

Exhibit No.	Description of Exhibits

3.1	*	Sixth Amended and Restated Limited Liability Company Operating Agreement
3.2	**	Certificate of Formation
4.1	*	Subscription Agreement and Power of Attorney, including Special Notice for California Residents
10.1	*	Distribution Reinvestment Plan
10.2	***	Loan Servicing Agreement
10.3	***	Form of Note secured by Deed of Trust for Construction Loans which provides for interest only payments
10.4	***	Form of Note secured by Deed of Trust for Commercial Loans which provides for interest only payments
10.5	***	Form of Note secured by Deed of Trust for Commercial Loans which provides for principal and interest payments
10.6	***	Form of Note secured by Deed of Trust for Residential Loans which provides for interest only payments
10.7	***	Form of Note secured by Deed of Trust for Residential Loans which provides for interest and principal prepayments
10.8	***	Construction Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing to accompany Exhibit 10.3
10.9	***	Deed of Trust, Assignment of Leases and Rents, and Security Agreement and Fixture Filing to accompany Exhibits 10.4 and 10.5
10.10	***	Deed of Trust, Assignment of Leases and Rents, and Security Agreement and Fixture Filing to accompany Exhibits 10.6 and 10.7
10.11	***	Agreement to Seek a Lender
10.12	***	Formation Loan Promissory Note
31.1	†	Certification of Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	†	Certification of Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	†	Certification of Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	†	Selected Portions of the Company’s Prospectus, dated December 4, 2012
101.INS	†	XBRL Instance Document
101.SCH	†	XBRL Taxonomy Extension Schema Document
101.CAL	†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	†	XBRL Taxonomy Extension Presentation Linkbase Document

*
Previously filed and incorporated by reference to the same numbered Exhibit to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (Commission File No. 333-181953), filed on January 23, 2014.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: March 31, 2014	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer

Date: March 31, 2014	By:	Gymno LLC, Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 31st day of March, 2014.

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	President, Secretary/Treasurer of Redwood Mortgage Corp. (Principal Financial and Accounting Officer); Director of Redwood Mortgage Corp.	March 31, 2014

/S/ Michael R. Burwell
Michael R. Burwell	Manager of Gymno LLC	March 31, 2014