Form 10-Q
period 2014-03-31
Redwood Mortgage Investors IX
filed 2014-05-15
CIK 1448038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 333-155428

REDWOOD MORTGAGE INVESTORS IX, LLC
(Exact name of registrant as specified in its charter)

Delaware	26-3541068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1825 S. Grant Street, Suite 250, San Mateo, CA	94402-2678
(Address of principal executive offices)	(Zip Code)

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
[   ] YES    [X] NO

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC
Balance Sheets
March 31, 2014 (unaudited) and December 31, 2013 (audited)

ASSETS

	March 31,	December 31,
	2014	2013
Cash and cash equivalents	$1,823,756	$1,176,630

Loans, secured by deeds of trust
Principal	15,005,845	14,698,430
Advances	1,039	1,039
Accrued interest	117,982	112,521
Total loans	15,124,866	14,811,990

Receivable from affiliate	—	15,037
Prepaid expenses	—	25,000
Loan administration fees, net	90,713	91,344

Total assets	$17,039,335	$16,120,001

LIABILITIES, INVESTORS IN APPLICANT STATUS, AND MEMBERS’ CAPITAL

Liabilities
Accounts payable	$27,293	$275
Payable to affiliate	—	15,650
Total liabilities	27,293	15,925

Investors in applicant status	665,000	443,350

Members’ capital
Members’ capital, subject to redemption, net	16,326,417	15,642,516
Managers’ capital, net	20,625	18,210
Total members’ capital	16,347,042	15,660,726

Total liabilities, investors in applicant status and members’ capital	$17,039,335	$16,120,001

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
Statements of Income
For the Three Months Ended March 31, 2014 and 2013 (unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues
Interest income
Loans, net	$315,177	$261,296
Imputed interest on formation loan	3,822	3,516
Total interest income	318,999	264,812

Interest expense – amortization of discount on formation loan	3,822	3,516
Net interest income	315,177	261,296

Late fees	1,219	2,849
Other	49	100
Total revenues, net	316,445	264,245

Provision for loan losses	—	—

Operating expenses
Mortgage servicing fees	9,013	7,607
Asset management fees	—	—
Costs through RMC	41,582	27,461
Professional services	60,733	3,325
Other	3,271	2,061
Total operating expenses	114,599	40,454
Net income	$201,846	$223,791

Net income
Managers (1%)	$2,018	$2,238
Members (99%)	199,828	221,553
	$201,846	$223,791
Net income per $1,000 invested by members for entire period	$13	$14

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
Statements of Changes in Members’ Capital
For the Three Months Ended March 31, 2014 (unaudited)

		Members
	Investors
	In		Unallocated
	Applicant		Syndication	Formation
	Status	Capital	Costs	Loan	Capital, net
Balances at December 31, 2013	$443,350	$17,362,065	$(746,946)	$(972,603)	$15,642,516
Contributions on application	942,300	—	—	—	—
Contributions admitted to members' capital	(720,650)	720,650	—	—	720,650
Premiums paid on application by RMC	—	—	—	—	—
Premiums admitted to members' capital	—	—	—	—	—
Net income	—	199,828	—	—	199,828
Earnings distributed to members	—	(297,916)	—	—	(297,916)
Earnings distributed used in DRIP	—	159,405	—	—	159,405
Member's redemptions	—	—	—	—	—
Formation loan funding	—	—	—	(65,961)	(65,961)
Formation loan payments received	—	—	—	—	—
Syndication costs incurred	—	—	(32,105)	—	(32,105)
Early withdrawal penalties	—	—	—	—	—

Balances at March 31, 2014	$665,000	$18,144,032	$(779,051)	$(1,038,564)	$16,326,417

	Managers
		Unallocated		Total
		Syndication		Members’
	Capital	Costs	Capital, net	Capital
Balances at December 31, 2013	$25,755	$(7,545)	$18,210	$15,660,726
Contributions on application	—	—	—	—
Contributions admitted to members' capital	721	—	721	721,371
Premiums paid on application by RMC	—	—	—	—
Premiums admitted to members' capital	—	—	—	—
Net income	2,018	—	2,018	201,846
Earnings distributed to members	—	—	—	(297,916)
Earnings distributed used in DRIP	—	—	—	159,405
Members’ redemptions	—	—	—	—
Formation loan funding	—	—	—	(65,961)
Formation loan payments received	—	—	—	—
Syndication costs incurred	—	(324)	(324)	(32,429)
Early withdrawal penalties	—	—	—	—

Balances at March 31, 2014	$28,494	$(7,869)	$20,625	$16,347,042

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
Statements of Cash Flows
For the Three Months Ended March 31, 2014 and 2013 (unaudited)

	2014	2013
Cash flows from operating activities
Net income	$201,846	$223,791
Adjustments to reconcile net income to net cash provided
by (used in) operating activities
Amortization of loan origination fees	31,509	27,840
Interest income, imputed on formation loan	(3,822)	(3,516)
Amortization of discount on formation loan	3,822	3,516
Change in operating assets and liabilities
Accrued interest	(5,461)	(1,898)
Advances	—	(1,101)
Receivable from affiliate	15,037	(20,089)
Prepaid Expenses	25,000	—
Loan administration fees	(30,878)	(40,646)
Accounts payable	27,018	(9,031)
Payable to affiliate	(15,650)	20,059
Net cash provided by (used in) operating activities	248,421	198,925
Cash flows from investing activities
Loans funded	(736,000)	(2,280,250)
Loans acquired from affiliates	(2,536,750)	(1,521,081)
Principal collected on loans	2,965,335	2,476,998
Net cash provided by (used in) investing activities	(307,415)	(1,324,333)
Cash flows from financing activities
Contributions by member applicants	943,021	273,210
Members’ withdrawals	(138,511)	(150,300)
Syndication costs paid, net	(32,429)	(20,059)
Formation loan, funding	(65,961)	(16,960)
Formation loan, collections	—	—
Net cash provided by (used in) financing activities	706,120	85,891
Net increase (decrease) in cash and cash equivalents	647,126	(1,039,517)
Cash and cash equivalents at beginning of year	1,176,630	1,964,536
Cash and cash equivalents at end of quarter	$1,823,756	$925,019

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
March 31, 2014 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL

In the opinion of the managers, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission (SEC). The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the operating results to be expected for the full year.

Redwood Mortgage Investors IX, LLC (the company) is a Delaware limited liability company formed in October 2008 to make loans secured primarily by first and second deeds of trust on California real estate.

Redwood Mortgage Corp. (RMC) and its wholly-owned subsidiary Gymno LLC (Gymno) are the managers of the company. The mortgage loans the company invests in are arranged and are generally serviced by RMC. The managers are solely responsible for managing the business and affairs of the company, subject to the voting rights of the members on specified matters. Any one of the managers acting alone has the power and authority to act for and bind the company.

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

Profits and losses are allocated among the members according to their respective capital accounts monthly after 1% of the profits and losses are allocated to the managers. The allocation to the managers (combined) may not exceed 1%. The monthly results are subject to subsequent adjustment as a result of quarterly and year-end accounting and reporting. Members may elect to have all or a portion of their monthly distributions reinvested in additional units, subject to the availability of units under the distribution reinvestment plan (DRIP). Members may withdraw from the distribution reinvestment plan with written notice. No provision for federal and state income taxes (other than an $800 state minimum tax) is made in the financial statements since income taxes are the obligation of the members if and when income taxes apply. Investors should not expect the company to provide tax benefits of the type commonly associated with limited liability company tax shelter investments.

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
Notes to Financial Statements
March 31, 2014 (unaudited)

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

Offering and proceeds

The company filed with the SEC a second registration statement (on Form S-11), which was declared effective in December 2012 that in substance extended the offering of member units past the sunset date of the registration of the initial public offering, which was filed in November 2008. The December 2012 registration offers up to 150,000,000 units of the company’s membership interests to the public and 37,500,000 units to its members pursuant to its distribution reinvestment plan.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
March 31, 2014 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL (continued)

Offering and proceeds (continued)

The following summarizes the status of all offering proceeds, at $1 per unit, as of March 31, 2014.

•	Proceeds from investors in applicant status (later accepted by the managers):	$17,487,119
•	Proceeds under our distribution reinvestment plan from electing members:	$1,329,769
•	Proceeds from premiums paid by RMC:	$132,034	(1)
•	Total proceeds from units sold in the offerings:	$18,948,922

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

Syndication costs

The company ultimately bears its own syndication costs including all expenses incurred in connection with the start-up of the company or ongoing offering of the units, including legal and accounting fees, printing, mailing, distribution costs, filing fees, reimbursements to participating broker-dealers for due diligence expenses, reimbursements for training and education meetings for associated persons of a FINRA member, and marketing reallowances of up to 1% of gross offering proceeds (sale of units, excluding DRIP and premium units) but excluding certain sales commissions paid by RMC, principally to broker dealers. Syndication costs are charged against members’ capital and are allocated to individual members consistent with the company's operating agreement. RMC is advancing these costs on behalf of the company. Having sold the minimum of 1,000,000 units, the company became obligated to reimburse RMC for syndication costs up to an amount equal to 4.5% of gross primary offering proceeds, until RMC is repaid in full, and then the company will pay any additional costs directly. The syndication costs are substantially front-ended, and RMC is reimbursed for these expenses quarterly up to 4.5% of the cumulative-to-date gross offering proceeds.

Sales commissions - formation loans

Sales commissions are paid to the broker dealers by RMC, and are not paid directly by the company out of the offering proceeds. The company loans to RMC, one of the managers, amounts to pay all sales commissions to broker dealers for sales of member interests and amounts payable in connection with unsolicited orders. This loan is unsecured and non-interest bearing and is referred to as the “formation loan.” During the offering period, RMC will repay annually, one tenth of the principal balance of the formation loan as of December 31 of the prior year. Upon completion of the offering, the formation loan will be amortized over 10 years and repaid in 10 equal annual installments. The formation loan has been deducted from members’ capital in the balance sheets. As amounts are received from RMC as payments on the loan, the deduction from capital will be reduced. Interest has been imputed at the market rate of interest in effect at the end of each quarter for the new additions to the loan. If the managers are removed and RMC is no longer receiving payments for services rendered, the formation loan is forgiven.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
March 31, 2014 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL (continued)

Income taxes and Members’ capital – tax basis

Income taxes – federal and state – are the obligation of the members, if and when taxes apply, other than for the minimum annual California franchise tax paid by the company.

Members’ capital reconciliation

A reconciliation of members’ capital in the financial statements to the tax basis of company capital is presented in the following table.

	March 31,	December 31,
	2014	2013
Members’ capital - financial statements	$16,347,042	$15,660,726
Unallocated syndication costs	786,920	754,491
Allowance for loan losses	—	—
Formation loans receivable	1,038,564	972,603

Members’ capital - tax basis	$18,172,526	$17,387,820

Term of the Company

The company is scheduled to terminate in 2028, unless sooner terminated as provided in the operating agreement.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Such estimates relate principally to the determination of the allowance for loan losses, including, when applicable, the valuation of impaired loans, (which itself requires determining the fair value of the collateral). Actual results could differ significantly from these estimates.

- Fair Value Estimates

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date (i.e. the balance sheet date). An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
March 31, 2014 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

- Fair Value Estimates (continued)

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

For secured loans, the collaterals’ fair values are reviewed quarterly and the protective equity for each loan is computed. As used herein, “protective equity” is the arithmetic difference between the fair value of the collateral, net of any senior liens, and the loan balance, where “loan balance” is the sum of the unpaid principal, advances and the recorded interest thereon. This computation is done for each loan (whether performing or designated impaired).

The fair value of the collateral is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values, and publicly available information on in-market transactions.  These sources would be considered Level 2 inputs.

Appraisals of commercial real property generally present three approaches to estimating value:  1) market-comparables or sales approach; 2) cost to replace and 3) capitalized cash flows or investment approach. These approaches may or may not result in a common, single value. The market-comparables approach may yield several different values depending on certain basic assumptions, such as, determining highest and best use (which may or may not be the current use); determining the condition (e.g. as-is, when-completed, or for land when-entitled); and determining the unit of value (e.g. as a series of individual unit sales or as a bulk disposition).

Management has the requisite familiarity with the markets it lends in generally and of the properties lent on specifically to analyze sales-comparables and assess their suitability/applicability. Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability. These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties – on and off the market – that enhance the process and analysis that is particularly and principally germane to establishing value for property types – or individual properties that – do not transact regularly and/or would not qualify for traditional (e.g. bank) financing.

- Allowance for loan losses

Loans and the related advances and accrued interest are analyzed on a quarterly basis for ultimate recoverability. Delinquencies are identified and followed as part of the loan system. Delinquencies are determined based upon contractual terms. If events and or changes in circumstances cause management to have serious doubts about the collectability of the payments of interest and principal in accordance with the loan agreement, a loan may be designated as impaired (impaired loans). Any subsequent payments on impaired loans are applied to late fees, then to the accrued interest, then to advances, and lastly to principal.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
March 31, 2014 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

- Allowance for loan losses (continued)

Performing loans, are aggregated by the property type of the underlying collateral, and for each loan and for the total by property type, the amount of protective equity or amount of exposure to loss (i.e., the dollar amount of the deficiency of the fair value of the underlying collateral to the loan balance) is computed.

For impaired loans, a provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate such that the net carrying amount (principal, plus advances, plus accrued interest less the specific allowance) is reduced to the estimated fair value of the related collateral, net of any senior loans and net of any costs to sell in arriving at net realizable value if planned disposition of the asset securing a loan is by way of sale.

Based on its knowledge of the borrowers and their historical (and expected) performance, and the exposure to loss, management estimates an appropriate reserve by property type and for individual loans in the loan portfolio. Because the company is an asset-based lender, except as to certain consumer loans, and because specific regions, neighborhoods and even properties within the same neighborhoods, vary significantly as to real estate values and transaction activity, general market trends, which may be indicative of a change in the risk of a loss, and a borrower’s credit worthiness are secondary to the condition of the property, the property type and the neighborhood/region in which the property is located.

The company charges off uncollectible loans and related receivables directly to the allowance account once it is determined the full amount is not collectible.

- Performance Estimates

Since inception through March 31, 2014, the company has distributed cash of $3,047,791(which includes $1,329,769 reinvested in DRIP units) to the members, based upon the managers’ projections of net income using several variables which included but were not limited to, an average rate of return for the loan portfolio, turnover rate of the loan portfolio, and the availability of quality loans for investment. The company’s net income, applicable to members, during this period has been $2,386,672. Provided the company becomes and remains fully invested in quality mortgage loans, this difference of $661,119 is expected to diminish in 2014, and be eliminated in future years.

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
Notes to Financial Statements
March 31, 2014 (unaudited)

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

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES

The managers are allocated one percent of the profits and losses, which amounted to $2,018 and $2,238 for the three months ended, March 31, 2014 and 2013, respectively.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
March 31, 2014 (unaudited)

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES (continued)

Formation loan

Formation loan transactions are presented in the following table for the three months ended March 31, 2014 and from inception to March 31, 2014.

	Three months Ended	Since Inception
Member contributions to date	$720,650	$18,152,119

Balance, beginning of period	$972,603	$—
Formation loan made	65,961	1,270,648
Unamortized discount on formation loan	(18,650)	(143,172)
Formation loan made, net	1,019,914	1,127,476

Repayments received from RMC	—	(229,297)
Early withdrawal penalties applied	—	(2,787)
Formation loan, net	1,019,914	895,392

Unamortized discount on imputed interest	18,650	143,172
Balance, March 31, 2014	$1,038,564	$1,038,564

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

The future minimum payments on the formation loan are presented in the following table ($ in thousands).

2014	$97,260
2015	103,856
2016	103,856
2017	103,856
2018	103,856
Thereafter	525,880
Total	$1,038,564

RMC is required to repay the formation loan. During the offering period, RMC will repay annually, one tenth of the principal balance of the formation loan as of December 31 of the prior year. Upon completion of the offering, the formation loan will be amortized over 10 years and repaid in 10 equal annual installments.

The following commissions and fees are paid by the borrowers.

- Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, RMC may collect a loan brokerage commission that is expected to range from approximately 2% to 5% of the principal amount of each loan made during the year. Total loan brokerage commissions are limited to an amount not to exceed 4% of the total company assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the company. Loan brokerage commissions paid by the borrowers were $52,701 and $28,540 for the three months ended March 31, 2014 and 2013, respectively.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
March 31, 2014 (unaudited)

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES (continued)

- Other fees

RMC or Gymno will receive fees for processing, notary, document preparation, credit investigation, reconveyance, and other mortgage related fees. The amounts received are customary for comparable services in the geographic area where the property securing the loan is located, payable solely by the borrower and not by the company. These fees $8,319 and $8,313 for the three months ended March 31, 2014 and 2013, respectively.

The following fees are paid by the company.

- Loan administrative fees

RMC will receive a loan administrative fee in an amount up to 1% of the principal amount of each new loan originated or acquired on the company's behalf by RMC for services rendered in connection with the selection and underwriting of potential loans. Such fees are payable by the company upon the closing of each loan. Loan administration fees incurred and paid by the company to RMC were approximately $30,878 and $40,646 (includes $2,830 related to a loan funded in 2012) for the three months ended March 31, 2014 and 2013, respectively.

- Mortgage servicing fees

RMC earns mortgage servicing fees from the company of up to one-quarter of one percent (0.25%) annually of the unpaid principal of the loan portfolio or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. RMC is entitled to receive these fees regardless of whether specific mortgage payments are collected. The mortgage servicing fees are accrued monthly on all loans. Remittance to RMC is made monthly unless the loan has been assigned a specific loss reserve, at which point remittance is deferred until the specific loss reserve is no longer required, or the property has been acquired by the company. RMC, in its sole discretion, may elect to accept less than the maximum amount of the mortgage servicing fee to enhance the earnings of the company. An increase or decrease in this fee within the limits set by the operating agreement directly affects the yield to the members. Mortgage servicing fees incurred and paid were $9,013 and $7,607 for the three months ended March 31, 2014 and 2013, respectively.

- Asset management fees

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

The managers, in their sole discretion, may elect to accept less than the maximum amount of the asset management fee to enhance the earnings of the company. For the three months ended March 31, 2014 and 2013, the managers have waived the entire asset management fee due to them. An increase or decrease in this fee within the limits set by the operating agreement directly affects the yield to the members. There is no assurance the managers will decrease or waive these fees in the future. The decision to waive fees and the amount, if any, to be waived, is made by the managers in their sole discretion.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
March 31, 2014 (unaudited)

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES (continued)

- Asset management fees (continued)

Asset management fees paid to the managers are presented in the following table for the three months ended March 31.

	2014	2013
Maximum chargeable by the managers	$34,263	$29,725
Waived by the managers	(34,263)	(29,725)
Charged	$—	$—

- Costs through RMC

RMC, a manager, is reimbursed by the company for operating expenses incurred on behalf of the company, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to members, and out-of-pocket general and administration expenses. The decision to request reimbursement of any qualifying charges is made by RMC in its sole discretion. Operating expenses were $41,582 and $27,461 for the three months ended March 31, 2014 and 2013, respectively.

- Syndication costs

Syndications costs up to 4.5% of the gross proceeds, are reimbursed to RMC until RMC is repaid in full, and then the company will pay any additional costs directly. The syndication costs are substantially front-ended, and RMC is reimbursed for these expenses quarterly up to 4.5% of the cumulative-to-date gross offering proceeds.

Syndication costs incurred by the company are summarized in the following table for the three months ended March 31.

	2014	2013
Balance, January 1	$754,491	$671,232
Costs reimbursed to RMC (1)	31,912	20,059
Costs paid by the company	517	—
Early withdrawal penalties applied (3)	—	—
Allocated to date (2)	—	—

Balance, March 31	$786,920	$691,291

Gross offering proceeds	$17,487,119	$16,766,469
Percent reimbursed to RMC	4.50%	4.50%

(1)
As of March 31, 2014, RMC had incurred approximately $2,772,000 of syndication costs for the company and approximately $1,985,000 remains to be reimbursed by the company to RMC per the operating agreement. As of March 31, 2013, RMC had incurred approximately $2,484,000 of syndication costs for the company and approximately $1,820,000 remained to be reimbursed to RMC. When RMC is reimbursed in full, the company will incur the costs directly.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
March 31, 2014 (unaudited)

NOTE 4 – LOANS

The company generally funds loans with a fixed interest rate and a loan term up to five years. As of March 31, 2014, 45 of the company’s 48 loans (representing 96% of the aggregate principal of the company’s loan portfolio) have a loan term up to five years or less from loan inception. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment-penalty provision. As of March 31, 2014, 19 loans outstanding (representing 55% of the aggregate principal balance of the company’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the three months ended March 31.

	2014	2013
Principal, January 1	$14,698,430	$11,891,017
Loans funded	736,000	2,280,250
Loans acquired from affiliates	2,536,750	1,521,081
Payments received	(2,965,335)	(2,476,998)
Principal, March 31	$15,005,845	$13,215,350

Loan characteristics

Secured loans had the characteristics presented in the following table.

	March 31,	December 31,
	2014	2013
Number of secured loans	48	51
Secured loans – principal	$15,005,845	$14,698,430
Secured loans – lowest interest rate (fixed)	7.25%	7.25%
Secured loans – highest interest rate (fixed)	11.00%	11.00%

Average secured loan – principal	$312,622	$288,205
Average principal as percent of total principal	2.08%	1.96%
Average principal as percent of members’ capital	1.91%	1.84%
Average principal as percent of total assets	1.83%	1.79%

Largest secured loan – principal	$1,200,000	$1,200,000
Largest principal as percent of total principal	8.00%	8.16%
Largest principal as percent of members’ capital	7.34%	7.66%
Largest principal as percent of total assets	7.04%	7.44%

Smallest secured loan – principal	$67,982	$68,276
Smallest principal as percent of total principal	0.45%	0.46%
Smallest principal as percent of members’ capital	0.42%	0.44%
Smallest principal as percent of total assets	0.40%	0.42%

Number of counties where security is located (all California)	13	13
Largest percentage of principal in one county	32.50%	33.18%

Number of secured loans in foreclosure	—	—
Secured loans in foreclosure – principal	—	—

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
March 31, 2014 (unaudited)

NOTE 4 – LOANS (continued)

Loan characteristics (continued)

As of March 31, 2014, the company’s largest loan in the principal of $1,200,000 represents 8.00% of outstanding secured loans and 7.04% of company assets. The loan is secured by a residential property located in Santa Cruz, California, bears an interest rate of 8.75% and matures on August 1, 2015.

Larger loans sometimes increase above 10% of the secured loan portfolio or company assets as these amounts decrease due to member withdrawals and loan payoffs and due to restructuring of existing loans.

Distribution of loans within California

The distribution of secured loans outstanding by California counties is presented in the following table.

	March 31, 2014		December 31, 2013
	Unpaid Principal Balance	Percent	Unpaid Principal Balance	Percent
San Francisco Bay Area
San Francisco	$2,263,674	15.09%	$2,081,417	14.16%
Alameda	2,259,843	15.06	1,328,638	9.04
Santa Clara	1,628,186	10.85	1,298,471	8.83
San Mateo	1,287,754	8.58	1,288,689	8.77
Contra Costa	174,379	1.16	735,324	5.00
Sonoma	67,982	0.45	68,276	0.46
	7,681,818	51.19	6,800,815	46.26

Other Northern California
Santa Cruz	1,200,000	8.00	1,200,000	8.16
Monterey	181,985	1.21	182,405	1.24
El Dorado	—	—	433,650	2.95
	1,381,985	9.21	1,816,055	12.35

Northern California Total	9,063,803	60.40	8,616,870	58.61

Los Angeles & Coastal
Los Angeles	4,877,624	32.50	4,875,928	33.18
Orange	667,043	4.45	871,169	5.93
San Diego	157,897	1.05	196,663	1.34
	5,702,564	38.00	5,943,760	40.45
Other Southern California
San Bernardino	137,593	0.92	137,800	0.94
Riverside	101,885	0.68	—	—
	239,478	1.60	137,800	0.94

Southern California Total	5,942,042	39.60	6,081,560	41.39

Total Secured Loans	$15,005,845	100.00%	$14,698,430	100.00%

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
March 31, 2014 (unaudited)

NOTE 4 – LOANS (continued)

Commitments/loan disbursements/construction and rehabilitation loans

The company may make construction loans that are not fully disbursed at loan inception. Construction loans are determined by the managers to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multi-family properties. The company will approve and fund the construction loan up to a maximum loan balance. Disbursements will be made periodically as phases of the construction are completed or at such other times as the loan documents may require. Undisbursed construction funds will be held in escrow pending disbursement. Upon project completion, construction loans are reclassified as permanent loans. Funding of construction loans is limited to 10% of the loan portfolio. As of March 31, 2014, the company had no construction loans outstanding.

The company may also make rehabilitation loans. A rehabilitation loan will be approved up to a maximum principal balance and, at loan inception, will be either fully or partially disbursed. If fully disbursed, a rehabilitation escrow account is established and advanced periodically as phases of the rehabilitation are completed or at such other times as the loan documents may require. If not fully disbursed, the rehabilitation loan will be funded from available cash balances and future cash receipts. The company does not maintain a separate cash reserve to fund undisbursed rehabilitation loan obligations. Rehabilitation loan proceeds are generally used to acquire and remodel single family homes for future sale or rental. Upon project completion, rehabilitation loans are reclassified as permanent loans. Funding of rehabilitation loans is limited to 15% of the loan portfolio. At March 31, 2014, the company had no rehabilitation loans.

Lien position

Secured loans had the lien positions presented in the following table.

	March 31, 2014			December 31, 2013
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	33	$10,863,303	72%	35	$10,695,440	73%
Second trust deeds	15	4,142,542	28	16	4,002,990	27
Total secured loans	48	15,005,845	100%	51	14,698,430	100%
Liens due other lenders at loan closing		10,198,514			9,783,711
Total debt		$25,204,359			$24,482,141

Appraised property value at loan closing		$45,266,000			$43,596,000

Percent of total debt to appraised
values (LTV) at loan closing(1)		55.68%			56.16%

(1)
Based on appraised values and liens due other lenders at loan closing. The loan to value (LTV) computation does not take into account subsequent increases or decreases in security property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
March 31, 2014 (unaudited)

NOTE 4 – LOANS (continued)

Property type

Secured loans summarized by property type are presented in the following table.

	March 31, 2014			December 31, 2013
	Loans	Principal	Percent	Loans	Principal	Percent
Single family	41	$12,221,023	81%	46	$13,300,082	91%
Multi-family	2	762,477	5	2	349,877	2
Commercial	5	2,022,345	14	3	1,048,471	7
Total secured loans	48	$15,005,845	100%	51	$14,698,430	100%

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table.

Calendar Year	Loans	Principal	Percent
2014	9	$3,545,659	23%
2015	8	3,428,858	23
2016	8	2,379,043	16
2017	5	1,393,372	9
2018	12	2,663,281	18
2019	6	1,595,632	11
Total secured loans	48	$15,005,845	100%

Loans may be repaid or refinanced before, at or after the contractual maturity date. On matured loans, the company may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

The company reports maturity data based upon the most recent contractual agreement with the borrower. The table above includes four loans with an aggregate principal of $1,419,859 that are renewals.

Delinquency

Secured loans summarized by payment delinquency are presented in the following table.

	March 31,	December 31,
	2014	2013
Past Due
30-89 days	$1,215,836	$596,967
90-179 days	—	—
180 or more days	—	—
Total past due	1,215,836	596,967
Current	13,790,009	14,101,463
Total secured loans	$15,005,845	$14,698,430

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
March 31, 2014 (unaudited)

NOTE 4 – LOANS (continued)

Modifications and troubled debt restructurings

There were no loan modifications made during the three months ended March 31, 2014 or March 31, 2013, and no modifications were in effect as of March 31, 2014 and 2013.

Loans in non-accrual status

At March 31, 2014 and December 31, 2013, there were no loans designated in non-accrual status.

Impaired loans/allowance for loan losses

At March 31, 2014 and December 31, 2013, the company had not designated any loans as impaired, and had not recorded an allowance for loan losses as all loans were deemed to have protective equity (i.e., low loan-to-value ratio) such that collection is reasonably assured for amounts owing.

NOTE 5 – FAIR VALUE

The company does not record its loans at fair value on a recurring basis.

Loans designated impaired (i.e. that are collateral dependent) are measured at fair value on a non-recurring basis. The company did not have any loans designated impaired at March 31, 2014 and December 31, 2013.

The following methods and assumptions are used when estimating fair value.

(a)
Secured loans (Level 2) – The recorded amount of the performing loans (i.e. the loan balance) is deemed to approximate the fair value. The company prices its loans uniquely and generally pricing does not react to other than significant changes in the prevailing interest rate indices. Each loan is reviewed for its delinquency, protective equity (LTV) adjusted for the most recent valuation of the underlying collateral, remaining term to maturity, borrower’s payment history and other factors.  Also considered is the limited resale market for the loans. Most companies or individuals making similar loans as the company intend to hold the loans until maturity as the average contractual term of the loans (and the historical experience of the time the loan is outstanding due to pre-payments) is shorter than conventional mortgages. Further, for substantially all loans, there are no prepayment-penalties to be collected and any potential loan buyers would be hesitant to risk paying above par. Due to these factors sales of the loans are infrequent and an active market does not exist.

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
Notes to Financial Statements
March 31, 2014 (unaudited)

NOTE 5 – FAIR VALUE (continued)

The following methods are used depending upon the property type of the collateral.

Single family – Management’s preferred method for determining the fair market value of its single-family residential assets is the sale comparison method. Management primarily obtains sale comparables (comps) via its subscription to the RealQuest service, but also uses online services such as Zillow.com and other available resources to supplement this data. Sale comps are reviewed for similarity to the subject property, examining features such as proximity to subject, number of bedrooms and bathrooms, square footage, sale date, condition, and year built.

Where sufficient, applicable sale comps are not available or deemed unreliable, management will seek additional information in the form of broker’s opinions of value or appraisals.

Multi-family residential - Management’s preferred method for determining the aggregate retail value of its multifamily units is the sale comparison method. Sale comps are reviewed for similarity to the subject property, examining features such as proximity to subject, rental income, number units, composition of units by the number of bedrooms and bathrooms, square footage, condition, amenities, and year built.

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
Notes to Financial Statements
March 31, 2014 (unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS AND SYNDICATION COSTS

Legal proceedings

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance. As of March 31, 2014, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

Commitments

There were no commitments other than those disclosed in Note 4.

NOTE 7 – SUBSEQUENT EVENTS

None

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this Report, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Overview

Redwood Mortgage Investors IX, LLC (the company) is a Delaware limited liability company, qualified to conduct business in California, formed in October 2008 to make loans secured primarily by first and second deeds of trust on California real estate. Redwood Mortgage Corp. (RMC) and its wholly-owned subsidiary Gymno LLC (Gymno) are the managers of the company. The address of the company and the managers is 1825 South Grant Street, Suite 250, San Mateo, CA 94402. The mortgage loans the company invests in are arranged and are generally serviced by RMC. Michael Burwell is the president and majority shareholder (through his holdings and beneficial interests in certain trusts) of RMC.

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

Managers and Other Related Parties

See Notes 1 (Organization and General) and 3 (Managers and Other Related Parties) to the financial statements included in Part I, Item 1 of this Report for a detailed presentation of the company activities for which related parties are compensated and related transactions, including the formation loan to RMC, which presentation is incorporated by this reference into this Item 2.

Results of Operations

The company’s operating results are discussed below for the three months ended March 31, 2014 and 2013.

	Changes for the three months ended March 31, 2014 versus 2013
	Dollars	Percent
Revenue, net
Interest income
Loans	$53,881	21%
Imputed interest on formation loan	306	9
Total interest income	54,187	20

Interest expense, amortization of discount
on formation loan	306	9
Net interest income	53,881	21

Late fees	(1,630)	(57)
Other	(51)	(51)
Total revenues, net	52,200	20

Provision for loan losses

Operating expenses
Mortgage servicing fees	1,406	18
Asset management fees
Costs through RMC	14,121	51
Professional services	57,408	1,727
Other	1,210	59
Total operating expenses	74,145	183

Net income (loss)	$(21,945)	(10	) %

Please refer to the above table and the Statements of Income in the financial statements in Part I, Item 1 of this report, throughout the discussions of Results of Operations.

General Economic Conditions and Financial Overview

As noted in the “California Economic Outlook: March 2014” published by Wells Fargo’s Economics Group: “The Golden State’s Economy continues to grow at a pace slightly ahead of the nation’s, although gains have been heavily weighted toward the state’s larger metropolitan areas along the coast. Technology, tourism and retail trade have led the recovery in job growth in recent years, which has helped trim the unemployment rate and revive housing demand.” The report states in its Summary and Outlook Section: “California’s economy continues to gradually gain momentum. While the recovery has been slower than in the past, the state has methodically made progress working through a number of major impediments, most notably the overhang of foreclosures and distressed homes left over from the housing bust.” Further contained in that section:  “The biggest headlines and strongest job gains continue to be in California’s tech sector, much of which is centered in the Bay Area.”

Other published reports, including regional real estate market reports prepared by Polaris Pacific as published February 2014, indicate that real estate prices and rents are increasing in the California communities in which we lend. Median condominium resale prices increased 9.3% in San Francisco, 21.2% in the Silicon Valley and 18% in the Greater Los Angeles Area in 2013. During the year, rents in San Francisco increased 11.5% and 10.1% in the Silicon Valley.

Quoting again from the Wells publication: “We remain optimistic about California’s prospects in 2014 and look for job growth to pick up in construction and manufacturing. Overall nonfarm payrolls should rise 2.3% this year, producing a net gain of at least 330,000 new jobs. The Golden State’s unemployment rate is expected to fall by at least a percentage point and average 7.6% for the year.”

RMI IX was launched during the Great Recession that followed the financial crisis of 2008/2009. With that backdrop in mind, we have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that will create a mortgage portfolio that has substantial protective equity (i.e. safety margins to outstanding debt) as indicated by the overall conservative loan to value ratio (LTV) which at March 2014 was 56%. Thus per the appraisal-based valuations at the time of loan inception, borrowers have in the aggregate, equity of 44% in the property, and we as lenders have lent in the aggregate, 56% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans. See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for a presentation regarding our portfolio’s percentage of total debt to appraised value (LTV) at loan closing.

To date, our lending underwriting has resulted in a low delinquency rate. The tight market for mortgage credit among traditional lenders such as banks and the improving economy and real estate markets in areas in which we concentrate our lending has increased the number of borrowers who meet our underwriting standards. These borrowers have been willing to accept our rates and fees. This is reflected in the favorable stated interest rates and effective yields on the portfolio discussed below in the section Revenue – Interest on loans.  See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for a detailed presentation on the secured loan portfolio.

The company continues to conservatively underwrite mortgage loan opportunities with the goal of building a well performing mortgage loan portfolio, with the expectation of consistent, on-time mortgage payments.

Performance Highlights

Since the inception of operations in the 4th quarter of 2009, the company has raised member capital at a moderate, steady pace. Members’ capital at March 31, 2014, was approximately $16,347,000, an increase of $15,223,000 since December 31, 2009.  The company’s investment in mortgage loans is increasing steadily since commencement of operations. Mortgage loan balances grew to approximately $15,006,000 at March 31, 2014 from $1,259,000 at December 31, 2009.

Net income for the quarter ending March 31, 2014 decreased by $21,945 compared to the quarter ending March 31, 2013. An increase of interest on loans, net of $53,881 was offset by increased operating expenses of $74,145. The increase in operating expenses is attributed to operating costs incurred in the first quarter of 2014 (primarily professional fees). Previously, similar costs were reimbursed by RMC, the managing member, in the first quarter of 2013, at RMC’s sole discretion.  Professional fees consists primarily of audit and tax expenses. Key Performance Indicators are presented in the following table for the three months ended March 31, 2014, 2013 and 2012.

Key Performance Indicators

	2014	2013	2012

Members’ capital – average daily balance	$15,984,466	$13,877,308	$10,433,148
Members’ capital – end of period	$16,347,042	$14,134,046	$10,764,975

Secured loans – average daily balance	$15,192,431	$12,259,000	$8,133,087
Secured loans – end of period	$15,005,845	$13,215,350	$7,859,510

Interest on loans, gross	$346,686	$289,136	$195,376
Percent(1)	9.13%	9.43%	9.60%

Amortization of loan administration fees	$31,509	$27,840	$11,476
Percent(1)	0.83%	0.91%	0.56%

Interest on loans, net	$315,177	$261,296	$183,900
Percent(1)	8.30%	8.52%	9.04%

Provision for loan losses	$—	$—	$—
Percent(1)	—%	—%	—%

Total operating expenses	$114,599	$40,454	$25,370
Percent(1)	3.02%	1.32%	1.25%
Percent(2)	2.87%	1.17%	0.97%

Net Income	$201,846	$223,791	$159,935
Percent(1)	5.31%	7.30%	7.87%
Percent(2)	5.05%	6.45%	6.13%

(1)	Percent of secured loans – average daily balance, annualized
(2)	Percent of members’ capital – average daily balance, annualized

Revenue – Interest on loans

The increase in interest on loans is due to the growth of the secured loan portfolio. Early payoffs are resulting in an acceleration of the amortization of the loan administration fees. The decrease in average yield rates is due to the increased volume of loans made at competitive market rates. The average secured loan balance, the stated portfolio average yield and the effective average yield rate for the three months ended March 31, 2014 and 2013, are shown in the table below.

	Three months ended March 31,
	2014	2013
Secured loans – average daily balance	$15,192,431	$12,259,000
Interest on loans, gross	346,686	289,136
Amortization of loan administration fees	31,509	27,840
Interest on loans, net	315,177	261,296
Portfolio Average Interest Rate(1)	9.28%	9.49%
Effective Average Yield Rate(2)	9.13%	9.43%

(1)	Weighted daily average of loans stated note interest rate and principal balance for the entire loan portfolio.
(2)	Annualized yield rate of interest on loans, gross and daily average secured loan balance.

Provision for loan losses/allowance for loan losses

At March 31, 2014 and 2013, the company had not recorded an allowance for loan losses as no loans were designated as impaired, and all loans had protective equity such that at March 31, 2014 and 2013, collection was deemed probable for amounts owing. The company has not foreclosed nor acquired any of the collateral real estate.

Operating Expenses

Operating expenses as a percent of “Total revenues, net” for the three months ended March 31, 2014 and 2013 were 36% and 15% respectively. The increase in operating expenses for the three months ended March 31, 2014 is primarily due to incurred audit and tax fees. These fees were reimbursed to the company in 2013, by RMC, the managing member, at its sole discretion. These fees are primarily paid in the first quarter and are not indicative of continued expenses for the year.

 – Mortgage servicing fees

The increase in mortgage servicing fees for the three months ended 2014 and 2013 of $9,013 and $7,607, respectively, is consistent with the increases in the average daily secured loan portfolio of $15,192,431 and $12,159,000 for 2014 and 2013, respectively, noted above in Revenue – Interest on loans, at the annual rate of 0.25%.

 – Asset management fees

RMC at its sole discretion, waived asset management fees during the three months ended March 31, 2014 and 2013, of $34,263 and $29,725, respectively. There is no assurance RMC will waive its right to receive such fees in future periods.

 – Costs through RMC

The increase in costs from RMC was primarily due to an increase in office and payroll expense. Office expenses increased in the first quarter of 2014 due to office relocation costs, and extensive technology upgrades. Payroll expense increased in the first quarter of 2014 due to a growing staff of skilled employees.

 – Professional services

The increase in professional fees consists primarily of audit and tax expenses, which prior to 2014 had been paid by RMC at its sole discretion, and for which reimbursement could have been requested.  During the three months ended March 31, 2014, the company paid its accounting and tax fees directly, in part due to the continued growth of the portfolio. These fees are primarily paid in the first quarter and are not indicative of continued expenses for the year.

Net Income/Member Distributions

During the three months ended March 31, 2014 and 2013 the company’s distributed annualized yield was 6.50%. The company’s cash distributions to members (excluding redemptions) during the three months ended March 31, 2014 and 2013 were $297,916 and $257,733, respectively. To determine the amount of cash to be distributed in any specific month, the company relies in part on its annual forecast of profits, which takes into account the difference between the forecasted and actual results in the prior year and the requirement to maintain a cash reserve.

In 2014 and 2013, we did not generate enough cash flow from operating activities to fully fund distributions. Therefore, some of those distributions were paid from sources other than cash flow from operating activities. Distributions in excess of our cash flow from operating activities have been funded from cash on hand, which can include proceeds from offerings, borrowing, if any, and loan repayments from borrowers.

Net cash provided by (used in) operating activities, net income, and distributions to members, from inception to March 31, 2014, are summarized in the following table:

					Percent of
					Distributions
					Paid From	Percent of
	Net Cash				Net Cash	Net
	Provided by				Provided by	Income
Quarters	(Used In)		Distributions	Distributions	(Used In)	Covering
ending by	Operating	Net	To	To	Operating	Total
Year	Activities	Income	Members	Managers	Activities	Distributions
2009
Sep. 30	$—	$—	$—	$—	—%	—%
Dec. 31	(68,128)	14,055	13,914	141	(490)	100
	(68,128)	14,055	13,914	141	(490)	100
2010
Mar. 31	(27,333)	27,335	28,048	179	(97)	97
Jun. 30	137,616	23,534	38,713	—	355	61
Sep. 30	45,968	56,474	58,414	—	79	97
Dec. 31	54,852	58,341	78,800	1,477	70	73
	211,103	165,684	203,975	1,656	103	81
2011
Mar. 31	64,741	96,883	112,962	—	57	86
Jun. 30	125,021	116,177	147,873	2,131	85	77
Sep. 30	117,179	151,211	162,965	(2,131)	72	94
Dec. 31	153,654	153,681	176,990	—	87	87
	460,595	517,952	600,790	—	77	86
2012
Mar. 31	170,559	159,935	191,236	—	89	84
Jun. 30	114,514	103,257	205,097	5,180	56	49
Sep. 30	92,938	139,090	219,263	—	42	63
Dec. 31	190,706	224,335	239,204	—	80	94
	568,717	626,617	854,800	5,180	67	73
2013
Mar. 31	198,925	223,791	257,733	—	77	87
Jun. 30	224,856	189,221	265,554	—	85	71
Sep. 30	182,068	186,731	270,505	6,266	67	67
Dec. 31	201,779	284,880	282,603	—	71	101
	807,628	884,623	1,076,395	6,266	75	82
2014
Mar. 31	248,421	201,846	297,916	—	83	68

Program to date	$2,228,336	$2,410,777	$3,047,790	$13,243	73%	79%

Cumulative
Thru 2009	(68,128)	14,055	13,914	141	(490)	100
Thru 2010	142,975	179,739	217,889	1,797	66	82
Thru 2011	603,570	697,691	818,679	1,797	74	85
Thru 2012	1,172,287	1,324,308	1,673,479	6,977	70	79
Thru 2013	1,979,915	2,208,931	2,749,874	13,243	72	80
Thru Q1 2014	2,228,336	2,410,777	3,047,790	13,243	73	79

Fluctuations in net income between the quarter ended March 31, 2014, and 2013 were due to the following reasons.

Net income for the quarter ending March 31, 2014 decreased by $21,945 compared to the quarter ending March 31, 2013. An increase of interest on loans, net of $53,881 was offset by increased operating expenses of $74,145. The increase in operating expenses can be attributed to the assumption of certain operating costs (primarily professional fees) previously reimbursed by RMC, the managing member. These fees are primarily paid in the first quarter and are not indicative of continued expenses for the year.

Loans/Allowance for Loan Losses

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations on the secured loan portfolio and on the allowance for loan losses, which presentations are incorporated by this reference into this Item 2.

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

During the three months ended March 31, 2014 and 2013, the company, after allocation of syndication costs, made the following allocation of profits and distributions of cash both to the members who elected to participate in the distribution reinvestment plan and those that chose not to participate in the distribution reinvestment plan.

	2014	2013
Reinvesting	$159,405	$122,433
Distributing	138,511	135,300
Total	$297,916	$257,733

Percent of members’ capital, electing distribution	46%	52%

Unit redemption program

Members have no right to withdraw from the company or to obtain the return of their capital account for at least one year from the date of purchase of units, with the limited exception in the event of a death of a member. In order to provide our members with a certain degree of liquidity, we have adopted a unit redemption program. Generally, one year after purchasing your units, a member may redeem all or part of their units, subject to certain significant restrictions and limitations. At that time, we may, subject to the significant restrictions and limitations described below, redeem the units presented for redemption to the extent that we have sufficient cash flow available to us to fund such redemption. The price paid for redeemed units will be based on the lesser of the purchase price paid by the redeeming member or the member's capital account balance as of the date of each redemption payment. For redemptions beginning after one year (but before two years), the redemptions will be calculated as 92% of purchase price or 92% of the capital account balance, whichever is less. Beginning after each of the subsequent years, the redemption percentages will increase to 94%, 96%, 98%, and 100%, respectively, of the purchase price or capital account balance, whichever is less. Notwithstanding the foregoing, with respect to any redemption, the number of units that may be redeemed per quarter per individual member will be subject to a maximum of the greater of 100,000 units or 25% of the member's units outstanding. For redemption requests requiring more than one quarter to fully redeem, the percentage discount amount that applies when the redemption payments begin will continue to apply throughout the entire redemption period and will apply to all units covered by such redemption request regardless of when the final redemption payment is made. Under our unit redemption program, in the event of an investor’s death, his or her heirs are provided with an option to redeem all or a portion of the investor’s units without penalty. Once a member’s initial five-year holding period has passed, the managers expect to see an increase in redemptions due to the ability of members to redeem units without penalty.

The table below sets forth actual redemptions for the three months ended March 31.

	2014	2013
Capital redemptions-without penalty	$—	$15,000
Capital redemptions-subject to penalty	—	—
Total	$—	$15,000

While the managers have set an estimated value for the units, such determination may not be representative of the ultimate price realized by a member for such units upon sale. No public trading market exists for the units and none is likely to develop. Thus, there is no certainty the units can be sold, outside the unit redemption program, at a price equal to the stated value of the capital account.

Contractual Obligations

At March 31, 2014 the company had no contractual obligations, except to reimburse RMC for syndication costs. As of March 31, 2014, approximately $1,985,000 was to be reimbursed to RMC contingent upon future sales of member units. See Note 3 (Managers and Other Related Parties-Syndication Costs) and Note 6 (Commitments and Contingencies, Except Loans) to the financial statements included in Part I, Item 1 of this report for a detailed presentation on commitments and contingencies, which presentation is incorporated by this reference into this Item 2.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not included because the company is a smaller reporting company.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in the manager’s internal control over financial reporting (as such term is defined in Rule  13a-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the manager’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.      Legal Proceedings

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance. As of March 31, 2014, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

ITEM 1A.   Risk Factors

There have been no material changes to the risk factors set forth in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

As of March 31, 2014, 18,948,922 units had been sold in the offerings, for gross offering proceeds of $18,948,922, including 1,329,769 units issued under our distribution reinvestment plan and 132,034 units from premiums paid by RMC.

From the subscription proceeds of $18,152,119, we incurred approximately $1,270,648 in selling commissions and from the subscriptions admitted of $17,487,119 (excluding units issued under our distribution reinvestment plan and units from premiums paid by RMC), we incurred approximately $786,920 in organization and offering costs. We intend to use substantially all of the net offering proceeds from the offerings to make loans.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: May 15, 2014	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer)

Date: May 15, 2014	By:	Gymno LLC, Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	Manager