Form 10-Q
period 2014-06-30
Redwood Mortgage Investors IX
filed 2014-08-14
CIK 1448038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
[   ] YES    [X] NO

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC
Balance Sheets
June 30, 2014 (unaudited) and December 31, 2013 (audited)

ASSETS

	June 30,	December 31,
	2014	2013
Cash and cash equivalents	$872,995	$1,176,630

Loans, secured by deeds of trust
Principal	17,355,040	14,698,430
Advances	10,813	1,039
Accrued interest	135,197	112,521
Total loans	17,501,050	14,811,990

Receivable from affiliate	34,459	15,037
Prepaid expenses	—	25,000
Loan administration fees, net	109,854	91,344

Total assets	$18,518,358	$16,120,001

LIABILITIES, INVESTORS IN APPLICANT STATUS, AND MEMBERS’ CAPITAL

Liabilities
Accrued fees & other accounts payable	$213	$275
Payable to affiliate – Loan Funding	310,000	—
Payable to affiliate - Other	18,032	15,650
Total liabilities	328,245	15,925

Investors in applicant status	447,000	443,350

Members’ capital
Members’ capital, subject to redemption, net	17,719,081	15,642,516
Managers’ capital, net	24,032	18,210
Total members’ capital	17,743,113	15,660,726

Total liabilities, investors in applicant status and members’ capital	$18,518,358	$16,120,001

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
Statements of Income
For the Three and Six Months Ended June 30, 2014 and 2013 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Interest income
Loans, net	$333,001	$253,450	$648,179	$514,746
Imputed interest on formation loan	4,096	3,585	7,918	7,101
Total interest income	337,097	257,035	656,097	521,847

Interest expense – amortization of discount
on formation loan	4,096	3,585	7,918	7,101
Net interest income	333,001	253,450	648,179	514,746

Late fees	3,058	481	4,277	3,330
Other	—	—	49	100
Total revenues, net	336,059	253,931	652,505	518,176

Provision for loan losses	—	—	—	—

Operating expenses
Mortgage servicing fees	9,789	7,960	18,802	15,567
Asset management fees	18,031	—	18,031	—
Costs through RMC	10,596	28,053	52,179	55,514
Professional services	20,954	20,955	81,687	24,280
Other	14,742	7,742	18,012	9,803
Total operating expenses	74,112	64,710	188,711	105,164
Net income	$261,947	$189,221	$463,794	$413,012

Net income

Members (99%)	$259,328	$187,329	$459,156	$408,882
Managers (1%)	2,619	1,892	4,638	4,130
	$261,947	$189,221	$463,794	$413,012

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
Statements of Changes in Members’ Capital
For the Six Months Ended June 30, 2014 (unaudited)

		Members
	Investors
	In		Unallocated
	Applicant		Syndication	Formation
	Status	Capital	Costs	Loan	Capital, net
Balances at December 31, 2013	$443,350	$17,362,065	$(746,946)	$(972,603)	$15,642,516
Contributions on application	2,150,568	—	—	—	—
Contributions admitted to members' capital	(2,146,918)	2,146,918	—	—	2,146,918
Premiums paid on application by RMC	3,500	—	—	—	—
Premiums admitted to members' capital	(3,500)	3,500	—	—	3,500
Net income	—	459,156	—	—	459,156
Earnings distributed to members	—	(612,449)	—	—	(612,449)
Earnings distributed used in DRIP	—	330,875	—	—	330,875
Member's redemptions	—	—	—	—	—
Formation loan funding	—	—	—	(155,790)	(155,790)
Formation loan payments received	—	—	—	—	—
Syndication costs incurred	—	—	(95,645)	—	(95,645)
Early withdrawal penalties	—	—	—	—	—

Balances at June 30, 2014	$447,000	$19,690,065	$(842,591)	$(1,128,393)	$17,719,081

	Managers
		Unallocated		Total
		Syndication		Members’
	Capital	Costs	Capital, net	Capital
Balances at December 31, 2013	$25,755	$(7,545)	$18,210	$15,660,726
Contributions on application	—	—	—	—
Contributions admitted to members' capital	2,150	—	2,150	2,149,068
Premiums paid on application by RMC	—	—	—	—
Premiums admitted to members' capital	—	—	—	3,500
Net income	4,638	—	4,638	463,794
Earnings distributed to members	—	—	—	(612,449)
Earnings distributed used in DRIP	—	—	—	330,875
Members’ redemptions	—	—	—	—
Formation loan funding	—	—	—	(155,790)
Formation loan payments received	—	—	—	—
Syndication costs incurred	—	(966)	(966)	(96,611)
Early withdrawal penalties	—	—	—	—

Balances at June 30, 2014	$32,543	$(8,511)	$24,032	$17,743,113

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
Statements of Cash Flows
For the Six Months Ended June 30, 2014 and 2013 (unaudited)

	2014	2013
Cash flows from operating activities
Net income	$463,794	$413,012
Adjustments to reconcile net income to net cash provided
by (used in) operating activities
Amortization of loan origination fees	55,752	71,195
Interest income, imputed on formation loan	(7,918)	(7,101)
Amortization of discount on formation loan	7,918	7,101
Change in operating assets and liabilities
Accrued interest	(22,677)	(5,133)
Advances	(9,774)	1,010)
Receivable from affiliate	(19,422)	(7,809)
Prepaid Expenses	25,000	—
Loan administration fees	(74,262)	(70,322)
Accounts payable	(62)	9,363
Payable to affiliate	312,382	12,465
Net cash provided by (used in) operating activities	730,731	423,781
Cash flows from investing activities
Loans funded	(7,656,250)	(6,774,916)
Loans acquired from affiliates	—	—
Principal collected on loans	4,999,640	7,600,566
Net cash provided by (used in) investing activities	(2,656,610)	825,650
Cash flows from financing activities
Contributions by member applicants	2,156,219	463,706
Members’ withdrawals	(281,574)	(305,988)
Syndication costs paid, net	(96,611)	(32,119)
Formation loan, funding	(155,790)	(31,443)
Formation loan, collections	—	559
Net cash provided by (used in) financing activities	1,622,244	94,715
Net increase (decrease) in cash and cash equivalents	(303,635)	1,344,146
Cash and cash equivalents at beginning of year	1,176,630	1,964,536
Cash and cash equivalents at end of quarter	$872,995	$3,308,682

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
June 30, 2014 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL

In the opinion of the managers, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission (SEC). The results of operations for the six month period ended June 30, 2014 are not necessarily indicative of the operating results to be expected for the full year.

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
June 30, 2014 (unaudited)

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

Offering and proceeds

The company filed with the SEC a second registration statement (on Form S-11), which was declared effective in December 2012 that in substance extended the offering of member units past the sunset date of the registration of the initial public offering, which was filed in November 2008. The December 2012 registration statement offers up to 150,000,000 units of the company’s membership interests to the public and 37,500,000 units to its members pursuant to its distribution reinvestment plan.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
June 30, 2014 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL (continued)

Offering and proceeds (continued)

The following summarizes the status of all offering proceeds, at $1 per unit, as of June 30, 2014.

•	Proceeds from investors in applicant status (later accepted by the managers):	$18,913,387
•	Proceeds under our distribution reinvestment plan from electing members:	$1,501,239
•	Proceeds from premiums paid by RMC:	$135,534	(1)
•	Total proceeds from units sold in the offerings:	$20,550,160

(1)
If a member acquired their units through an unsolicited sale, their capital account will be credited with their capital contribution plus the amount of the sales commissions, if any, paid by Redwood Mortgage Corp. that are specially allocated to the member.

Contributed capital - manager

The managers’ required capital contribution is 1/10 of 1% of the aggregate capital accounts of the members.

Managers' interest

If a manager is removed, withdrawn or is terminated, the company will pay to the manager all amounts then accrued and owing to the manager. Additionally, the company will terminate the manager's interest in the company's profits, losses, distributions and capital by payment of an amount in cash equal to the then present fair value of such interest.

Syndication costs

In conjunction with the start-up of the company and ongoing offering of member units, RMI 9 incurs syndication costs including legal and accounting fees, printing, mailing, distribution costs, filing fees, reimbursements to participating broker-dealers for due diligence expenses, reimbursements for training and education meetings for associated persons of a FINRA member, and marketing reallowances of up to 1% of gross offering proceeds (sale of units, excluding DRIP and premium units) but excluding certain sales commissions paid by RMC, principally to broker dealers. Syndication costs are charged against members’ capital and are allocated to individual members consistent with the company's operating agreement.  To the extent that the syndication costs exceed 4.5% of gross primary offering proceeds, RMC pays the costs on behalf of the company, and requests reimbursement on a quarterly basis up to an amount equal to the 4.5% of gross-primary-offering-proceeds limitation. At such time as RMC is reimbursed in full, subject to the 4.5% limitation, the company will pay any additional costs directly.

Sales commissions - formation loans

Sales commissions are paid by RMC, one of the managers, to the broker dealers, and are not paid directly by the company out of the offering proceeds. The company loans to RMC amounts to pay all sales commissions to broker dealers for sales of member interests and amounts payable in connection with premiums on unsolicited orders. This loan is unsecured and non-interest bearing and is referred to as the “formation loan.” During the offering period, RMC will repay annually, one tenth of the principal balance of the formation loan as of December 31 of the prior year. Upon completion of the offering, the formation loan will be amortized over 10 years and repaid in 10 equal annual installments. The formation loan has been deducted from members’ capital in the balance sheets. As amounts are received from RMC as payments on the loan, the deduction from capital will be reduced. Interest has been imputed at the market rate of interest in effect at the end of each quarter for the new additions to the loan. If the managers are removed and RMC is no longer receiving payments for services rendered, the formation loan is forgiven.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
June 30, 2014 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL (continued)

Income taxes and Members’ capital – tax basis

Income taxes – federal and state – are the obligation of the members, if and when taxes apply, other than for the minimum annual California franchise tax paid by the company.

Members’ capital reconciliation

A reconciliation of members’ capital in the financial statements to the tax basis of company capital is presented in the following table.

	June 30,	December 31,
	2014	2013
Members’ capital - financial statements	$17,743,113	$15,660,726
Unallocated syndication costs	851,102	754,491
Allowance for loan losses	—	—
Formation loans receivable	1,128,393	972,603

Members’ capital - tax basis	$19,722,608	$17,387,820

Term of the Company

The company is scheduled to terminate in 2028, unless sooner terminated as provided in the operating agreement.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Such estimates relate principally to the determination of the fair value of loans, primarily loans designated impaired, and the fair value of the related real estate collateral and real estate owned, if any. Actual results could differ significantly from these estimates.

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
June 30, 2014 (unaudited)

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

Management has the requisite familiarity with the markets it lends in generally and of the properties lent on specifically to analyze sale comparables and assess their suitability/applicability. Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability. These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties – on and off the market – that enhance the process and analysis that is particularly and principally germane to establishing value for property types – or individual properties that – do not transact regularly and/or would not qualify for traditional (e.g. bank) financing.

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
June 30, 2014 (unaudited)

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

- Performance Estimates

Since the inception of operations in the second half of 2009 through the quarter ended June 30, 2014, the company has distributed cash of $3,362,000 (including $1,501,239 reinvested in DRIP units) to the members, based upon the managers’ projections of net income using several variables which include, but are not limited to, an average rate of return for the loan portfolio, turnover rate of the loan portfolio, and the availability of quality loans for investment. The company’s net income, applicable to members, during this period has been $2,646,000.  Distributions are reflected as a return of capital on the statement of changes in member’s capital. Provided the company remains fully invested in performing mortgage loans, and sales of member interests continue at an accelerating rate, this difference of $716,000 is expected to diminish and be eliminated in future years.

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
Notes to Financial Statements
June 30, 2014 (unaudited)

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

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES

The managers are allocated one percent of the profits and losses, which amounted to $2,619 and $1,892 for the three months ended, and $4,638 and $4,130 for the six months ended, June 30, 2014 and 2013, respectively.

Formation loan

Formation loan transactions are presented in the following table for the six months ended June 30, 2014 and from inception to June 30, 2014.

	Six months Ended	Since Inception
Member contributions to date	$2,146,918	$19,360,387

Balance, beginning of period	$972,603	$—
Formation loan made	155,790	1,360,477
Unamortized discount on formation loan	(21,033)	(145,5555)
Formation loan made, net	1,107,360	1,214,922

Repayments received from RMC	—	(229,297)
Early withdrawal penalties applied	—	(2,787)
Formation loan, net	1,107,360	982,838

Unamortized discount on imputed interest	21,033	145,555
Balance, June 30, 2014	$1,128,393	$1,128,393

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
June 30, 2014 (unaudited)

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

The future minimum payments on the formation loan are presented in the following table ($ in thousands).

2014	$97,260
2015	112,839
2016	112,839
2017	112,839
2018	112,839
Thereafter	579,777
Total	$1,128,393

RMC is required to repay the formation loan. During the offering period, RMC will repay annually, one tenth of the principal balance of the formation loan as of December 31 of the prior year. Upon completion of the offering, the formation loan will be amortized over 10 years and repaid in 10 equal annual installments.

The following commissions and/or fees are paid by the borrowers to the managers and their affiliates and are not an expense of the company.

- Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, RMC may collect a loan brokerage commission that is expected to range from approximately 2% to 5% of the principal amount of each loan made during the year. Total loan brokerage commissions are limited to an amount not to exceed 4% of the total company assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the company. Loan brokerage commissions paid by the borrowers were $59,288 and $33,200 for the three months ended, and $111,989 and $61,740 for the six months ended, June 30, 2014 and 2013, respectively.

- Other fees

RMC or Gymno will receive fees for processing, notary, document preparation, credit investigation, reconveyance, and other mortgage related fees. The amounts received are customary for comparable services in the geographic area where the property securing the loan is located, payable solely by the borrower and not by the company. These fees totaled $6,451 and $1,959 for the three months ended, and $14,590 and $5,309 for the six months, ended June 30, 2014 and 2013, respectively.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
June 30, 2014 (unaudited)

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES (continued)

The following fees are paid by the company to the managers.

- Loan administrative fees

RMC will receive a loan administrative fee in an amount up to 1% of the principal amount of each new loan originated or acquired on the company's behalf by RMC for services rendered in connection with the selection and underwriting of potential loans. Such fees are payable by the company upon the closing of each loan. Loan administration fees incurred and paid by the company to RMC were approximately $43,385 and $29,676 for the three months ended, and $74,262 and $70,322 for the six months ended, June 30, 2014 and 2013, respectively.

- Mortgage servicing fees

RMC earns mortgage servicing fees from the company of up to one-quarter of one percent (0.25%) annually of the unpaid principal of the loan portfolio or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. RMC is entitled to receive these fees regardless of whether specific mortgage payments are collected. The mortgage servicing fees are accrued monthly on all loans. Remittance to RMC is made monthly unless the loan has been assigned a specific loss reserve, at which point remittance is deferred until the specific loss reserve is no longer required, or the property has been acquired by the company. RMC, in its sole discretion, may elect to accept less than the maximum amount of the mortgage servicing fee to enhance the earnings of the company. An increase or decrease in this fee within the limits set by the operating agreement directly affects the yield to the members. Mortgage servicing fees incurred and paid were $9,789 and $7,960 for the three months, and $18,802 and $15,567 for the six months, ended June 30, 2014 and 2013, respectively.

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

The managers, in their sole discretion, may elect to accept less than the maximum amount of the asset management fee to enhance the earnings of the company. For the three months ended June 30, 2014 the managers waived 50% of the asset management fee to which they were entitled.  For periods prior to April 1, 2014, the managers waived the entire asset management fee.  An increase or decrease in this fee, within the limits set by the operating agreement, directly affects the yield to the members. There is no assurance the managers will decrease or waive these fees in the future. The decision to waive fees and the amount, if any, to be waived, is made by the managers in their sole discretion.

Asset management fees paid to the managers are presented in the following table for the three and six months ended June 30.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Maximum chargeable by the managers	$36,063	$30,653	$70,326	$60,378
Waived by the managers	(18,032)	(30,653)	(52,295)	(60,378)
Charged	$18,031	$—	$18,031	$—

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
June 30, 2014 (unaudited)

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES (continued)

- Costs through RMC

RMC, a manager, per the operating agreement, may request reimbursement  by the company for operating expenses incurred on behalf of the company, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to members, and out-of-pocket general and administration expenses. Certain costs (e.g. postage) can be allocated specifically to a fund.  Other costs are allocated on a pro-rata basis (e.g. by the funds’ percentage of total capital of all funds). Payroll and consulting fees are broken out first based on activity, and then allocated to funds on a pro-rata basis based on either a specific asset base or capital percentage. The decision to request reimbursement of any qualifying charges is made by RMC in its sole discretion. Operating expenses were $10,596 and $28,053 for the three months ended, and $52,179 and $55,514 for the six months ended, June 30, 2014 and 2013, respectively.  During the second quarter of 2014, the expense allocations were revised retroactive to January 1, 2014, resulting in a decrease to the cost allocations for the first quarter of 2014 of approximately $15,000.

- Syndication costs

Syndication costs incurred by the company, or reimbursed by the company to RMC, are summarized in the following table for the six months ended June 30.

	2014	2013
Balance, January 1	$754,491	$671,232
Costs reimbursed to RMC (1)	96,094	32,523
Costs paid by the company	517	—
Early withdrawal penalties applied (3)	—	(404)
Allocated to date (2)	—	—

Balance, June 30	$851,102	$703,351

Gross offering proceeds	$18,913,387	$15,630,017
Percent reimbursed to RMC	4.50%	4.50%

(1)
The syndication costs are substantially front-ended, and paid by RMC as an advance to the company to the extent costs exceed 4.5% of the cumulative-to-date gross offering proceeds.  RMC is reimbursed for these costs quarterly up to the 4.5% limitation.  As of June 30, 2014, RMC had incurred approximately $2,932,000 of syndication costs for the start-up of the company and continued offering of the company’s units, of which approximately $2,081,000 will be subject to reimbursement by the company to RMC, per the operating agreement, pending future sales of member units. When RMC is repaid in full, subject to the 4.5% limitation, the company will pay any additional costs directly. As of June 30, 2013, RMC had incurred approximately $2,560,000 of syndication costs for the company, of which approximately $1,885,000 was not yet subject to reimbursement.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
June 30, 2014 (unaudited)

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years. Loans acquired are generally done so within the first six months of origination, and purchased at the current par value, which approximates fair value. As of June 30, 2014, 47 of the company’s 52 loans (representing 90% of the aggregate principal of the company’s loan portfolio) have a loan term up to five years or less from loan inception. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment-penalty provision. As of June 30, 2014, 18 loans outstanding (representing 50% of the aggregate principal balance of the company’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the six months ended June 30.

	2014	2013
Principal, January 1	$14,698,430	$11,891,017
Loans acquired from third party	736,000	3,710,900
Loans acquired from affiliates or managers	6,920,250	3,064,016
Payments received	(4,999,640)	(7,600,566)
Principal, June 30	$17,355,040	$11,065,367

Loan characteristics

Secured loans had the characteristics presented in the following table.

	June 30,	December 31,
	2014	2013
Number of secured loans	52	51
Secured loans – principal	$17,355,040	$14,698,430
Secured loans – lowest interest rate (fixed)	7.25%	7.25%
Secured loans – highest interest rate (fixed)	10.00%	11.00%

Average secured loan – principal	$333,751	$288,205
Average principal as percent of total principal	1.92%	1.96%
Average principal as percent of members’ capital	1.88%	1.84%
Average principal as percent of total assets	1.80%	1.79%

Largest secured loan – principal	$1,200,000	$1,200,000
Largest principal as percent of total principal	6.91%	8.16%
Largest principal as percent of members’ capital	6.76%	7.66%
Largest principal as percent of total assets	6.48%	7.44%

Smallest secured loan – principal	$67,716	$68,276
Smallest principal as percent of total principal	0.39%	0.46%
Smallest principal as percent of members’ capital	0.38%	0.44%
Smallest principal as percent of total assets	0.37%	0.42%

Number of counties where security is located (all California)	14	13
Largest percentage of principal in one county	31.03%	33.18%

Number of secured loans in foreclosure	—	—
Secured loans in foreclosure – principal	—	—

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
June 30, 2014 (unaudited)

NOTE 4 – LOANS (continued)

Loan characteristics (continued)

As of June 30, 2014, the company’s largest loan in the principal of $1,200,000 represents 6.91% of outstanding secured loans and 6.48% of company assets. The loan is secured by a residential property located in Santa Cruz, California, bears an interest rate of 8.75% and matures on August 1, 2015.

Larger loans sometimes increase above 10% of the secured loan portfolio or company assets as these amounts decrease due to member withdrawals, loan payoffs, or due to restructuring of existing loans.

Distribution of loans within California

The distribution of secured loans outstanding by California counties is presented in the following table.

	June 30, 2014		December 31, 2013
	Unpaid Principal Balance	Percent	Unpaid Principal Balance	Percent
San Francisco Bay Area
San Francisco	$3,214,857	18.52%	$2,081,417	14.16%
Alameda	2,106,919	12.14	1,328,638	9.04
Santa Clara	1,936,389	11.16	1,298,471	8.83
San Mateo	1,287,116	7.42	1,288,689	8.77
Marin	500,000	2.88	—	—
Contra Costa	174,124	1.00	735,324	5.00
Sonoma	67,716	0.39	68,276	0.46
	9,287,121	53.51	6,800,815	46.26

Other Northern California
Santa Cruz	1,200,000	6.91	1,200,000	8.16
Monterey	181,645	1.05	182,405	1.24
El Dorado	—	—	433,650	2.95
	1,381,645	7.96	1,816,055	12.35

Northern California Total	10,668,766	61.47	8,616,870	58.61

Los Angeles & Coastal
Los Angeles	5,384,759	31.03	4,875,928	33.18
Orange	434,336	2.50	871,169	5.93
San Diego	128,040	0.74	196,663	1.34
	5,947,135	34.27	5,943,760	40.45

Other Southern California
San Bernardino	637,398	3.67	137,800	0.94
Riverside	101,741	0.59	—	—
	739,139	4.26	137,800	0.94

Southern California Total	6,686,274	38.53	6,081,560	41.39

Total Secured Loans	$17,355,040	100.00%	$14,698,430	100.00%

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
June 30, 2014 (unaudited)

NOTE 4 – LOANS (continued)

Commitments/loan disbursements/construction and rehabilitation loans

The company may make construction loans that are not fully disbursed at loan inception. Construction loans are determined by the managers to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multi-family properties. The company will approve and fund the construction loan up to a maximum loan balance. Disbursements will be made periodically as phases of the construction are completed or at such other times as the loan documents may require. Undisbursed construction funds will be held in escrow pending disbursement. Upon project completion, construction loans are reclassified as permanent loans. Funding of construction loans is limited to 10% of the loan portfolio. As of June 30, 2014, the company had no construction loans outstanding.

The company may also make rehabilitation loans. A rehabilitation loan will be approved up to a maximum principal balance and, at loan inception, will be either fully or partially disbursed. If fully disbursed, a rehabilitation escrow account is established and advanced periodically as phases of the rehabilitation are completed or at such other times as the loan documents may require. If not fully disbursed, the rehabilitation loan will be funded from available cash balances and future cash receipts. The company does not maintain a separate cash reserve to fund undisbursed rehabilitation loan obligations. Rehabilitation loan proceeds are generally used to acquire and remodel single family homes for future sale or rental. Upon project completion, rehabilitation loans are reclassified as permanent loans. Funding of rehabilitation loans is limited to 15% of the loan portfolio. At June 30, 2014, the company had no rehabilitation loans.

Lien position

Secured loans had the lien positions presented in the following table.

	June 30, 2014			December 31, 2013
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	39	$13,622,236	78%	35	$10,695,440	73%
Second trust deeds	13	3,732,804	22	16	4,002,990	27
Total secured loans	52	17,355,040	100%	51	14,698,430	100%
Liens due other lenders at loan closing		9,048,717			9,783,711
Total debt		$26,403,757			$24,482,141

Appraised property value at loan closing		$45,975,272			$43,596,000

Percent of total debt to appraised
values (LTV) at loan closing(1)		57.43%			56.16%

(1)
Based on appraised values and liens due other lenders at loan closing. The loan to value (LTV) computation does not take into account subsequent increases or decreases in security property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
June 30, 2014 (unaudited)

NOTE 4 – LOANS (continued)

Property type

Secured loans summarized by property type are presented in the following table.

	June 30, 2014			December 31, 2013
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	43	$14,005,360	81%	46	$13,300,082	91%
Multi-family	2	758,721	4	2	349,877	2
Commercial	7	2,590,959	15	3	1,048,471	7
Total secured loans	52	$17,355,040	100%	51	$14,698,430	100%

(2) Single family property type consists of seven loans with principal of $1,879,532 that are owner occupied and 36 loans with a principal balance of $12,125,828 that are non-owner occupied.

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table.

Calendar Year	Loans	Principal	Percent
2014(3)	4	$1,931,794	11%
2015	12	5,258,362	30
2016	9	3,135,116	18
2017	5	1,435,797	8
2018	10	2,282,139	13
2019	11	3,241,832	19
Thereafter	1	70,000	1
Total secured loans	52	$17,355,040	100%

(3) Loans maturing in 2014 from July 1 to December 31

Loans may be repaid or refinanced before, at or after the contractual maturity date. On matured loans, the company may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

The company reports maturity data based upon the most recent contractual agreement with the borrower. The table above includes two loans with an aggregate principal of $546,794 that are renewals.

Delinquency

Secured loans summarized by payment delinquency are presented in the following table.

	June 30,	December 31,
	2014	2013
Past Due
30-89 days	$—	$596,967
90-179 days	342,771	—
180 or more days	—	—
Total past due	342,771	596,967
Current	17,012,269	14,101,463
Total secured loans	$17,355,040	$14,698,430

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
June 30, 2014 (unaudited)

NOTE 4 – LOANS (continued)

Modifications and troubled debt restructurings

There were no loan modifications made during the three months ended June 30, 2014 or June 30, 2013, and no modifications were in effect as of June 30, 2014 and 2013.

Loans in non-accrual status

At June 30, 2014 and December 31, 2013, there were no loans designated in non-accrual status.

Impaired loans/allowance for loan losses

At June 30, 2014 and December 31, 2013, the company had not designated any loans as impaired, and had not recorded an allowance for loan losses as all loans were deemed to have protective equity (i.e., low loan-to-value ratio) such that collection is reasonably assured for amounts owing.

The company does not record its loans at fair value on a recurring basis.

On a non-recurring basis, loans designated impaired which had a change during the year to their specific allowance for loan loss, will be recorded at fair value. The company did not have any loans designated impaired at June 30, 2014 and December 31, 2013.

Fair Value

The following methods and assumptions are used when estimating fair value.

(a)
Secured loans other than those designated impaired (Level 2) – The recorded amount of the performing loans (i.e. the loan balance) is deemed to approximate the fair value. The company prices its loans uniquely and generally pricing does not react to other than significant changes in the prevailing interest rate indices. Each loan is reviewed for its delinquency, protective equity (LTV) adjusted for the most recent valuation of the underlying collateral, remaining term to maturity, borrower’s payment history and other factors.  Also considered is the limited resale market for the loans. Most companies or individuals making similar loans as the company intend to hold the loans until maturity as the average contractual term of the loans (and the historical experience of the time the loan is outstanding due to pre-payments) is shorter than conventional mortgages. Further, for substantially all loans, there are no prepayment-penalties to be collected and any potential loan buyers would be hesitant to risk paying above par. Due to these factors sales of the loans are infrequent and an active market does not exist.

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
June 30, 2014 (unaudited)

NOTE 4 – LOANS (continued)

Fair Value (continued)

The following methods are used depending upon the property type of the collateral.

Single family – Management’s preferred method for determining the fair market value of its single-family residential assets is the sale comparison method. Management primarily obtains sale comparables via its subscription to the RealQuest service, but also uses online services such as Zillow.com and other available resources to supplement this data. Sale comparables are reviewed for similarity to the subject property, examining features such as proximity to subject, number of bedrooms and bathrooms, square footage, sale date, condition, and year built.

Where sufficient, applicable sale comparables are not available or deemed unreliable, management will seek additional information in the form of broker’s opinions of value or appraisals.

Multi-family residential – Management’s preferred method for determining the aggregate retail value of its multifamily units is the sale comparison method. Sale comparables are reviewed for similarity to the subject property, examining features such as proximity to subject, rental income, number units, composition of units by the number of bedrooms and bathrooms, square footage, condition, amenities, and year built.

Where adequate sale comparables are not available, management will seek additional information in the form of broker’s opinions of value or appraisals.

Management’s secondary method for valuing its multifamily assets as income-producing rental operations is the direct capitalization method. In order to determine market capitalization rates, management refers to published data from reliable third-party sources such as the CBRE Cap Rate Survey. Management applies the appropriate capitalization rate to the subject’s most recent available annual net operating income to determine the property’s value as an income-producing project. When reliable net operating income information is not available or the project is under development or is under-performing to market, management will seek additional information and analysis to determine the cost to improve and the intrinsic fair value.

Commercial buildings – Where commercial rental income information is available, management’s preferred method for determining the fair value of its commercial real estate assets is the direct capitalization method. In order to determine market capitalization rates for properties of the same class and location as the subject, management refers to reputable third-party sources such as the CBRE Cap Rate Survey. Management then applies the appropriate capitalization rate to the subject’s most recent available annual net operating income to determine the property’s value as an income-producing commercial rental project. When reliable net operating income information is not available or the project is under development or is under-performing to market, management will seek additional information and analysis to determine the cost to improve and the intrinsic fair value

Management supplements the direct capitalization method with additional information in the form of a sale comparison analysis (where adequate sale comparables are available), broker’s opinion of value, or appraisal.

Commercial land – Commercial land has many variations/uses, thus requiring management to employ a variety of methods depending upon the unique characteristics of the subject land. Market in the form of a sale comparison analysis (where adequate sale comparables are available), broker’s opinion of value, or appraisal are used.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
June 30, 2014 (unaudited)

NOTE 5 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS AND SYNDICATION COSTS

Legal proceedings

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance. As of June 30, 2014, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

Commitments

There were no commitments other than those disclosed in Note 4.

NOTE 6 – SUBSEQUENT EVENTS

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

Results of Operations

Changes to the company’s results of operation are discussed below for the three and six months ended June 30, 2014 and 2013.

	Changes for the three months ended June 30, 2014 versus 2013		Changes for the six months ended June 30, 2014 versus 2013
	Dollars	Percent	Dollars	Percent
Revenue, net
Interest income
Loans	$79,551	31%	$133,433	26%
Imputed interest on formation loan	511	14	817	12
Total interest income	80,062	31	134,250	26

Interest expense, amortization of discount
on formation loan	511	14	817	12
Net interest income	79,551	31	133,433	26

Late fees	2,577	536	947	28
Other	—	—	(51)	(51)
Total revenues, net	82,128	32	134,329	26

Provision for loan losses	—	—	—	—

Operating expenses
Mortgage servicing fees	1,829	23	3,235	21
Asset management fees	18,032	100	18,032	100
Costs through RMC	(17,457)	(62)	(3,336)	(6)
Professional services	(2)	—	57,407	236
Other	7,001	90	8,210	84
Total operating expenses	9,403	15	83,548	79

Net income (loss)	$72,725	38%	$50,781	12%

Please refer to the above table and the Statements of Income in the financial statements in Part I, Item 1 of this report, throughout the discussions of Results of Operations.

General Economic Conditions and Financial Overview

As noted in the Wells Fargo Economics Group report “California Employment Conditions: June 2014” - “Over the past year, nonfarm employment has increased 2.4 percent, producing a net gain of 356,400 jobs. With the increase, nonfarm employment in California has finally surpassed its prerecession peak, which dates back to July 2007. The current cycle has largely been driven by the technology boom, which has most directly benefitted the San Francisco Bay Area. Coastal areas of Southern California have also improved, lifted by rebounds in international trade, tourism, and housing.” This is a continuation of  trends noted in the  “California Economic Outlook: March 2014” also published by the Wells Fargo’s Economics Group:  “The Golden State’s Economy continues to grow at a pace slightly ahead of the nation’s, although gains have been heavily weighted toward the state’s larger metropolitan areas along the coast. Technology, tourism and retail trade have led the recovery in job growth in recent years, which has helped trim the unemployment rate and revive housing demand.” The report states in its Summary and Outlook Section:  “California’s economy continues to gradually gain momentum. While the recovery has been slower than in the past, the state has methodically made progress working through a number of major impediments, most notably the overhang of foreclosures and distressed homes left over from the housing bust.” Further contained in that section:  “The biggest headlines and strongest job gains continue to be in California’s tech sector, much of which is centered in the Bay Area.”

Other published reports, including regional real estate market reports prepared by Polaris Pacific as published June 2014, indicate that real estate prices and rents are increasing in the California communities in which we lend. Median condominium resale prices increased 11.4% in San Francisco, 7.7% in the Silicon Valley and 12.6% in the Greater Los Angeles Area compared to the prior year. During 2013, rents in San Francisco increased 11.5% and 10.1% in the Silicon Valley.

Performance Highlights

Since the inception of operations in the 4th quarter of 2009, the company has raised member capital at a moderate, steady pace. Members’ capital at June 30, 2014, was approximately $17,743,000, an increase of $16,619,000 since December 31, 2009. The company’s investment in mortgage loans is increasing steadily since commencement of operations. Mortgage loan balances at June 30, 2014 were approximately $17,355,000, an increase of $16,096,000 since December 31, 2009.

Net income for the quarter ending June 30, 2014 increased by $73,000 compared to the quarter ending June 30, 2013. Revenue from the collection of interest on loans, net increased by $80,000 due to growth of the secured loan portfolio. The increase in operating expenses of $9,000 is attributed to an increase in state tax liability related to the increased revenue collections. Key Performance Indicators are presented in the following table for the three and six months ended June 30, 2014, 2013 and 2012.

To date, our lending underwriting has resulted in a low delinquency rate. The tight market for mortgage credit among traditional lenders such as banks, the improving economy and the improving real estate markets in areas in which we concentrate our lending has increased the number of borrowers who meet our underwriting standards. These borrowers have been willing to accept our rates and fees. This is reflected in the favorable stated interest rates and effective yields on the portfolio discussed below in the section Revenue – Interest on loans. See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for a detailed presentation on the secured loan portfolio.

The company continues to conservatively underwrite mortgage loan opportunities with the goal of building a well performing mortgage loan portfolio, with the expectation of consistent, on-time mortgage payments.

Key Performance Indicators

	For the three months ended June 30,
	2014	2013	2012
Secured loans – average daily balance	$15,778,659	$12,374,287	$6,840,423
Secured loans – end of period	$17,355,040	$11,065,367	$6,165,678

Members’ capital, gross – average balance	$18,917,049	$15,900,070	$12,487,169
Members’ capital, gross – end of period	$19,690,065	$16,049,995	$12,888,502

Interest on loans, gross	$357,245	$296,805	$150,551
Percent(1)	9.1%	9.6%	8.8%

Amortization of loan administration fees	$24,244	$43,355	$17,331
Percent(1)	0.6%	1.4%	1.0%

Interest on loans, net	$333,001	$253,450	$133,220
Percent(1)	8.4%	8.2%	7.8%

Provision for loan losses	$—	$—	$—
Percent(1)	—%	—%	—%

Total operating expenses	$74,112	$64,710	$32,171
Percent(1)	1.9%	2.1%	1.9%
Percent(2)	1.6%	1.6%	1.0%

Net Income	$261,946	$189,221	$103,257
Percent(1)	6.6%	6.1%	6.0%
Percent(2)	5.5%	4.7%	3.3%

	For the six months ended June 30,
	2014	2013	2012
Secured loans – average daily balance	$15,487,164	$12,262,812	$7,394,422
Secured loans – end of period	$17,355,040	$11,065,367	$6,165,678

Members’ capital, gross – average balance	$18,398,721	$15,677,760	$12,109,660
Members’ capital, gross – end of period	$19,690,065	$16,049,995	$12,888,502

Interest on loans, gross	$703,931	$585,941	$345,927
Percent(1)	9.1%	9.6%	9.4%

Amortization of loan administration fees	$55,752	$71,195	$28,807
Percent(1)	0.7%	1.2%	0.8%

Interest on loans, net	$648,179	$514,746	$317,120
Percent(1)	8.4%	8.4%	8.6%

Provision for loan losses	$—	$—	$—
Percent(1)	—%	—%	—%

Total operating expenses	$188,711	$105,164	$57,541
Percent(1)	2.4%	1.7%	1.6%
Percent(2)	2.1%	1.3%	1.0%

Net Income	$463,794	$413,012	$263,192
Percent(1)	6.0%	6.7%	7.1%
Percent(2)	5.0%	5.3%	4.3%

(1)	Percent of secured loans – average daily balance, annualized
(2)	Percent of members’ capital, gross – average balance, annualized

Revenue – Interest on loans

The increase in interest on loans is due to the growth of the secured loan portfolio. The decrease in average yield rates is due to the increased volume of loans made at competitive market rates. The average secured loan balance, the stated portfolio average yield and the effective average yield rate for the three and six months ended June 30, 2014 and 2013, are shown in the table below.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Secured loans – average daily balance	$15,778,659	$12,374,287	$15,487,164	$12,262,812
Interest on loans, gross	357,245	296,805	703,931	585,941
Amortization of loan administration fees	24,244	43,355	55,752	71,195
Interest on loans, net	333,001	253,450	648,179	514,746
Portfolio Average Interest Rate(1)	9.01%	9.53%	9.14%	9.51%
Effective Average Yield Rate(2)	9.06%	9.59%	9.09%	9.56%

(1)	Weighted daily average of loans stated note interest rate and principal balance for the entire loan portfolio.
(2)	Annualized yield rate of interest on loans, gross and daily average secured loan balance.

Provision for loan losses/allowance for loan losses

At June 30, 2014 and 2013, the company had not recorded an allowance for loan losses as no loans were designated as impaired, and all loans had protective equity such that at June 30, 2014 and 2013, collection was deemed probable for amounts owing. Since inception, the company has not foreclosed nor acquired any of the collateral real estate.

Operating Expenses

Operating expenses as a percent of “Total revenues, net” were 22% and 25% for the three months ended June 30, 2014 and 2013, and were 29% and 20% for the six months ended June 30, 2014 and 2013, respectively.

Operating expense, for the three months ended June 30, 2014, increased by $9,000 principally as a result of an $18,000 increase in Asset Management Fees.  Beginning in the second quarter of 2014, the company was charged 50% of the Asset Management Fees.  For periods prior to April 1, 2014 the manager waived its right to the asset management fee.  Additionally, state tax expense increased by $7,000 for the three months ended June 30, 2014.  California’s LLC tax is levied as a series of flat fees based on gross receipts. The company’s revenue collections increased by 48% during 2013, resulting in an increase in the annual LLC fee. California taxes are primarily paid in the second quarter and are not indicative of continued expenses for the year.

The above mentioned increases in expenses were offset by a decrease in operating costs reimbursed to RMC, a manager, of $17,000 for the three months ended June 30, 2014. The decrease is the result of revised expense allocations for 2014. The decrease includes an adjustment for the first quarter of 2014, and is not representative of quarterly costs going forward. Operating costs reimbursed to RMC are allocated, in part, based on member capital.  Other costs, such as payroll, are identified by activity, and allocated to the funds based on a specific asset base.  As the fund continues to grow, the increase in costs reimbursed to RMC are expected to be surpassed by the increase in revenues generated from the continued growth of earnings on the increasing loan portfolio.  This is due, in part, to fixed costs, which will not increase in conjunction with the growth of the portfolio.

Operating expense for the six months ended June 30, 2014 increased by $83,000 primarily due to incurred audit and tax fees, which prior to 2014 had been paid by RMC at its sole discretion. During 2014, the company paid its accounting and tax fees of $57,000 directly, in part due to the continued growth of the portfolio. These fees are primarily paid in the first quarter and are not indicative of continued expenses for the year.

 – Mortgage servicing fees

The increase in mortgage servicing fees of $1,829 for the three months ended, and $3,235 for the six months ended June 30, 2014, compared to the same periods in 2013, is consistent with the increases in the average daily secured loan portfolio.

 – Asset management fees

RMC at its sole discretion, waived asset management fees of $18,032 and $30,653 during the three months ended, and $52,295 and $60,378 during the six months ended June 30, 2014 and 2013, respectively.  Beginning in the second quarter of 2014, RMC elected to charge the company 50% of the total fee incurred.  There is no assurance RMC will waive any portion of its right to receive such fees in future periods.

 – Costs through RMC

The decrease in costs reimbursed to RMC was primarily due to a revision in the manager’s expense allocations, done in accordance with the operating agreement.  The change was made during the quarter ended June, 30, 2014, which resulted in an adjustment for both the first and second quarter of 2014.

 – Professional services

Professional fees consists primarily of audit and tax expenses, which prior to 2014 had been paid by RMC at its sole discretion, and for which reimbursement could have been requested. During the three and six months ended June 30, 2014, the company paid its accounting and tax fees of $58,000 directly, in part due to the continued growth of the portfolio.  These fees are primarily paid in the first quarter and are not indicative of continued expenses for the year.  The remaining quarterly review and tax fees are fixed at $7,500 per quarter.

 – Other Fees

 Other fees consists primarily of state tax expenses, which increased by $8,000 for the six months ended June 30, 2014 due to the increase in revenue during 2013 of 48%. California state taxes are due in the second quarter of the tax year, and are not indicative of continued expenses for the year. The company is currently in the second highest tax bracket of the LLC fee structure.

Net Income/Member Distributions

During the three and six months ended June 30, 2014 and 2013 the company’s distributed annualized yield was 6.50%. The company’s cash distributions to members (excluding redemptions) were $314,533 and $265,554 during the three months ended, and $612,449 and $523,287 during the six months ended June 30, 2014 and 2013, respectively. To determine the amount of cash to be distributed in any specific month, the company relies in part on its annual forecast of profits, which takes into account the difference between the forecasted and actual results in the prior year and the requirement to maintain a cash reserve.

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

Net cash provided by (used in) operating activities, net income, and distributions to members, from inception to June 30, 2014, are summarized in the following table:

					Percent of
					Distributions
					Paid From	Percent of
	Net Cash				Net Cash	Net
	Provided by				Provided by	Income
Quarters	(Used In)		Distributions	Distributions	(Used In)	Covering
ending by	Operating	Net	To	To	Operating	Total
Year	Activities	Income	Members	Managers	Activities	Distributions
2009
Sep. 30	$—	$—	$—	$—	—%	—%
Dec. 31	(68,128)	14,055	13,914	141	(490)	100
	(68,128)	14,055	13,914	141	(490)	100
2010
Mar. 31	(27,333)	27,335	28,048	179	(97)	97
Jun. 30	137,616	23,534	38,713	—	355	61
Sep. 30	45,968	56,474	58,414	—	79	97
Dec. 31	54,852	58,341	78,800	1,477	70	73
	211,103	165,684	203,975	1,656	103	81
2011
Mar. 31	64,741	96,883	112,962	—	57	86
Jun. 30	125,021	116,177	147,873	2,131	85	79
Sep. 30	117,179	151,211	162,965	(2,131)	72	93
Dec. 31	153,654	153,681	176,990	—	87	87
	460,595	517,952	600,790	—	77	86
2012
Mar. 31	170,559	159,935	191,236	—	89	84
Jun. 30	114,514	103,257	205,097	5,180	56	50
Sep. 30	92,938	139,090	219,263	—	42	63
Dec. 31	190,706	224,335	239,204	—	80	94
	568,717	626,617	854,800	5,180	67	73
2013
Mar. 31	198,925	223,791	257,733	—	77	87
Jun. 30	224,856	189,221	265,554	—	85	71
Sep. 30	182,068	186,731	270,505	6,266	67	69
Dec. 31	201,779	284,880	282,603	—	71	101
	807,628	884,623	1,076,395	6,266	75	82
2014
Mar. 31	248,421	201,846	297,916	—	83	68
Jun, 30	482,310	261,947	314,533	—	153	83
	730,731	463,794	612,449	—	119	76

Program to date	$2,710,646	$2,672,725	$3,362,323	$13,243	81%	79%

Cumulative
Thru 2009	(68,128)	14,055	13,914	141	(490)	100
Thru 2010	142,975	179,739	217,889	1,797	66	82
Thru 2011	603,570	697,691	818,679	1,797	74	85
Thru 2012	1,172,287	1,324,308	1,673,479	6,977	70	79
Thru 2013	1,979,915	2,208,931	2,749,874	13,243	72	80
Thru Q2 2014	2,710,646	2,672,725	3,362,323	13,243	81	79

Fluctuations in net income between the quarter ended June 30, 2014, and 2013 were due to the following reasons.

Net income for the quarter ending June 30, 2014 increased by $73,000 compared to the quarter ending June 30, 2013. An increase of interest on loans, net of $80,000 was offset by increased operating expenses of $9,000. The increase in operating expenses can be attributed to an increase in asset management fees and state tax expense based on increased revenue collections, offset by a decrease in costs reimbursed to RMC.

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

During the three and six months ended June 30, 2014 and 2013, the company, after allocation of syndication costs, made the following distributions of cash both to the members who elected to participate in the distribution reinvestment plan and those that chose not to participate in the distribution reinvestment plan.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Reinvesting	$171,470	$130,916	$330,874	$253,349
Distributing	143,063	134,638	281,575	269,938
Total	$314,533	$265,554	$612,449	$523,287

Percent of members’ capital, electing distribution	45%	51%	46%	52%

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

The table below sets forth actual redemptions for the three and six months ended June 30.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Capital redemptions-without penalty	$—	$5,000	$—	$20,000
Capital redemptions-subject to penalty	—	16,050	—	16,050
Total	$—	$21,050	$—	$36,050

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

Contractual Obligations

At June 30, 2014 the company had no contractual obligations, except to reimburse RMC for syndication costs. As of June 30, 2014, approximately $2,081,000 was to be reimbursed to RMC contingent upon future sales of member units. See Note 3 (Managers and Other Related Parties-Syndication Costs) to the financial statements included in Part I, Item 1 of this report for a detailed presentation on commitments and contingencies, which presentation is incorporated by this reference into this Item 2.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in the manager’s internal control over financial reporting (as such term is defined in Rule  13a-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the manager’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.             Legal Proceedings

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance. As of June 30, 2014, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

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

As of June 30, 2014, 20,550,160 units had been sold in the offerings, for gross offering proceeds of $20,550,160, including 1,501,239 units issued under our distribution reinvestment plan and 135,534 units from premiums paid by RMC.

From the subscription proceeds of $19,360,387, we incurred approximately $1,360,477 in selling commissions and from the subscriptions admitted of $18,913,387 (excluding units issued under our distribution reinvestment plan and units from premiums paid by RMC), we incurred approximately $851,102 in organization and offering costs. We intend to use substantially all of the net offering proceeds from the offerings to make loans.

Recent Sales of Unregistered Securities

During the period covered by this quarterly report, the company did not sell any equity securities that were not registered under the Securities Act of 1933, and the company did not repurchase any of its securities.

ITEM 3.              Defaults Upon Senior Securities

Not Applicable.

ITEM 4.              Mine Safety Disclosures

Not Applicable.

ITEM 5.              Other Information

None.

ITEM 6.              Exhibits

3.1
Seventh Amended and Restated Limited Liability Company Operating Agreement, incorporated by reference to Appendix A of the prospectus that is part of the Company's Post-Effective Amendment No. 4 to the Company's Registration Statement on Form S-11 (333-181953)

31.1	Certification of Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: August 14, 2014	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer)

Date: August 14, 2014	By:	Gymno LLC, Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	Manager