Form 10-Q
period 2014-09-30
Redwood Mortgage Investors IX
filed 2014-11-14
CIK 1448038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
[   ] YES    [X] NO

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC
Balance Sheets
September 30, 2014 (unaudited) and December 31, 2013 (audited)

ASSETS

	September 30,	December 31,
	2014	2013
Cash and cash equivalents	$1,509,197	$1,176,630

Loans, secured by deeds of trust
Principal	17,641,037	14,698,430
Advances	14,984	1,039
Accrued interest	145,837	112,521
Total loans	17,801,858	14,811,990

Receivable from affiliate	—	15,037
Prepaid expenses	—	25,000
Loan administration fees, net	111,789	91,344

Total assets	$19,422,844	$16,120,001

LIABILITIES, INVESTORS IN APPLICANT STATUS, AND MEMBERS’ CAPITAL

Liabilities
Accrued fees & other accounts payable	$254	$275
Payable to affiliate	—	15,650
Total liabilities	254	15,925

Investors in applicant status	743,650	443,350

Members’ capital
Members’ capital, subject to redemption, net	18,660,525	15,642,516
Managers’ capital, net	18,415	18,210
Total members’ capital	18,678,940	15,660,726

Total liabilities, investors in applicant status and members’ capital	$19,422,844	$16,120,001

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
Statements of Income
For the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Interest income
Loans, net	$341,278	$242,866	$989,457	$757,612
Imputed interest on formation loan	4,450	3,643	12,368	10,744
Total interest income	345,728	246,509	1,001,825	768,356

Interest expense – amortization of discount
on formation loan	4,450	3,643	12,368	10,744
Net interest income	341,278	242,866	989,457	757,612

Late fees	3,264	2,623	7,541	5,953
Other	50	—	99	100
Total revenues, net	344,592	245,489	997,097	763,665

Provision for loan losses	—	—	—	—

Operating expenses
Mortgage servicing fees	10,719	7,219	29,521	22,786
Asset management fees	19,422	—	37,454	—
Costs through RMC	27,224	28,654	79,403	84,168
Professional services	17,762	19,797	99,449	44,077
Other	2,614	3,088	20,626	12,891
Total operating expenses	77,741	58,758	266,453	163,922
Net income	$266,851	$186,731	$730,644	$599,743

Net income

Members (99%)	$264,182	$184,864	$723,338	$593,746
Managers (1%)	2,669	1,867	7,306	5,997
	$266,851	$186,731	$730,644	$599,743

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
Statements of Changes in Members’ Capital
For the Nine Months Ended September 30, 2014 (unaudited)

		Members
	Investors
	In		Unallocated
	Applicant		Syndication	Formation
	Status	Capital	Costs	Loan	Capital, net
Balances at December 31, 2013	$443,350	$17,362,065	$(746,946)	$(972,603)	$15,642,516
Contributions on application	3,462,898	—	—	—	—
Contributions admitted to members' capital	(3,162,598)	3,162,598	—	—	3,162,598
Premiums paid on application by RMC	5,250	—	—	—	—
Premiums admitted to members' capital	(5,250)	5,250	—	—	5,250
Net income	—	723,338	—	—	723,338
Earnings distributed to members	—	(950,096)	—	—	(950,096)
Earnings distributed used in DRIP	—	515,519	—	—	515,519
Member's redemptions	—	(50,053)	—	—	(50,053)
Formation loan funding	—	—	—	(247,653)	(247,653)
Formation loan payments received	—	—	—	—	—
Syndication costs incurred	—	—	(140,894)	—	(140,894)
Early withdrawal penalties	—	—	—	—	—

Balances at September 30, 2014	$743,650	$20,768,621	$(887,840)	$(1,220,256)	$18,660,525

	Managers
		Unallocated		Total
		Syndication		Members’
	Capital	Costs	Capital, net	Capital
Balances at December 31, 2013	$25,755	$(7,545)	$18,210	$15,660,726
Contributions on application	—	—	—	—
Contributions admitted to members' capital	3,168	—	3,168	3,165,766
Premiums paid on application by RMC	—	—	—	—
Premiums admitted to members' capital	—	—	—	5,250
Net income	7,306	—	7,306	730,644
Earnings distributed to members	(8,846)	—	(8,846)	(958,942)
Earnings distributed used in DRIP	—	—	—	515,519
Members’ redemptions	—	—	—	(50,053)
Formation loan funding	—	—	—	(247,653)
Formation loan payments received	—	—	—	—
Syndication costs incurred	—	(1,423)	(1,423)	(142,317)
Early withdrawal penalties	—	—	—	—

Balances at September 30, 2014	$27,383	$(8,968)	$18,415	$18,678,940

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
Statements of Cash Flows
For the Nine Months Ended September 30, 2014 and 2013 (unaudited)

	2014	2013
Cash flows from operating activities
Net income	$730,644	$599,743
Adjustments to reconcile net income to net cash provided	—	—
by (used in) operating activities
Amortization of loan origination fees	80,627	113,936
Interest income, imputed on formation loan	(12,368)	(10,744)
Amortization of discount on formation loan	12,368	10,744
Change in operating assets and liabilities
Accrued interest	(33,316)	9,181
Receivable from affiliate	15,037	(804)
Prepaid Expenses	25,000	—
Loan administration fees	(101,072)	(127,158)
Accounts payable	(50)	9,706
Payable to affiliate	(15,650)	270
Net cash provided by (used in) operating activities	701,220	604,874
Cash flows from investing activities
Loans acquired from affiliates or managers	(9,601,250)	(6,364,016)
Loans acquired from third party	(736,000)	(6,094,500)
Principal collected on loans	7,394,643	10,529,060
Advances (made) repaid	(13,945)	975
Net cash provided by (used in) investing activities	(2,956,552)	(1,928,481)
Cash flows from financing activities
Contributions by member applicants	3,471,345	1,213,144
Members’ withdrawals	(493,476)	(469,977)
Syndication costs paid, net	(142,317)	(50,219)
Formation loan, funding	(247,653)	(83,842)
Formation loan, collections	—	559
Net cash provided by (used in) financing activities	2,587,899	609,665
Net increase (decrease) in cash and cash equivalents	332,567	(713,942)
Cash and cash equivalents at beginning of year	1,176,630	1,964,536
Cash and cash equivalents at end of quarter	$1,509,197	$1,250,594

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
September 30, 2014 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL

In the opinion of the managers, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission (SEC). The results of operations for the nine month period ended September 30, 2014 are not necessarily indicative of the operating results to be expected for the full year.

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
September 30, 2014 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL (continued)

Distribution reinvestment plan

Members may elect to have all or a portion of their monthly distributions reinvested in additional units, subject to the availability of units under the distribution reinvestment plan. Members may withdraw from the distribution reinvestment plan with written notice.

Liquidity and unit redemption program

There are substantial restrictions on transferability of company units and accordingly an investment in the company is non-liquid. There is no public or secondary market for the units and none is expected to develop. Members have no right to withdraw from the company or to obtain the return of their capital account for at least one year from the date of purchase of units.  The company will not establish a reserve from which to fund redemptions.

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

Redemption payments for all individual members is not to exceed 5% of the weighted average number of units outstanding during the twelve month period immediately prior to the date of the redemption, and is restricted to the availability of company cash flow.  At September 30, 2014, redemption payments pending were less than the 5% limitations.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
September 30, 2014 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL (continued)

Offering and proceeds (continued)

The following summarizes the status of all offering proceeds, at $1 per unit, as of September 30, 2014.

•	Proceeds from investors in applicant status (later accepted by the managers):	$19,929,067
•	Proceeds under our distribution reinvestment plan from electing members:	$1,685,883
•	Proceeds from premiums paid by RMC:	$137,284	(1)
•	Total proceeds from units sold in the offerings:	$21,752,234

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

Syndication costs

In conjunction with the start-up of the company and ongoing offering of member units, RMI IX incurs syndication costs including legal and accounting fees, printing, mailing, distribution costs, filing fees, reimbursements to participating broker-dealers for due diligence expenses, reimbursements for training and education meetings for associated persons of a FINRA member, and marketing reallowances of up to 1% of gross offering proceeds (sale of units, excluding DRIP and premium units) but excluding certain sales commissions paid by RMC, principally to broker dealers. Syndication costs are charged against members’ capital and are allocated to individual members consistent with the company's operating agreement. To the extent that the syndication costs exceed 4.5% of gross primary offering proceeds, RMC pays the costs on behalf of the company, and requests reimbursement on a quarterly basis up to an amount equal to the 4.5% of gross-primary-offering-proceeds limitation. At such time as RMC is reimbursed in full, subject to the 4.5% limitation, the company will pay any additional costs directly.

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
September 30, 2014 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL (continued)

Income taxes and Members’ capital – tax basis

Income taxes – federal and state – are the obligation of the members, if and when taxes apply, other than for the minimum annual California franchise tax paid by the company.

Members’ capital reconciliation

A reconciliation of members’ capital in the financial statements to the tax basis of company capital is presented in the following table.

	September 30,	December 31,
	2014	2013
Members’ capital - financial statements	$18,678,940	$15,660,726
Unallocated syndication costs	896,808	754,491
Allowance for loan losses	—	—
Formation loans receivable	1,220,256	972,603

Members’ capital - tax basis	$20,796,004	$17,387,820

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
September 30, 2014 (unaudited)

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
September 30, 2014 (unaudited)

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

- Performance Estimates

Since the inception of operations in the second half of 2009 through the quarter ended September 30, 2014, the company has distributed cash of approximately $3,700,000 (including $1,686,000 reinvested in DRIP units) to the members, based upon the managers’ projections of net income using several variables which include, but are not limited to, an average rate of return for the loan portfolio, turnover rate of the loan portfolio, and the availability of quality loans for investment. The company’s net income, applicable to members, during this period has been approximately $2,910,000. Distributions are reflected as a return of capital on the statement of changes in member’s capital. Provided the company remains fully invested in performing mortgage loans, and sales of member interests continue at an accelerating rate, this difference of approximately $790,000 is expected to diminish and be eliminated in future years.

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
September 30, 2014 (unaudited)

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

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES

The managers are allocated one percent of the profits and losses, which amounted to $2,669 and $1,867 for the three months ended, and $7,306 and $5,997 for the nine months ended, September 30, 2014 and 2013, respectively.

Formation loan

Formation loan transactions are presented in the following table for the nine months ended September 30, 2014 and from inception to September 30, 2014.

	Nine months Ended	Since Inception
Member contributions to date	$3,462,898	$20,672,717

Balance, beginning of period	$972,603	$—
Formation loan made	247,653	1,452,340
Unamortized discount on formation loan	(31,075)	(155,597)
Formation loan made, net	1,189,181	1,296,743

Repayments received from RMC	—	(229,297)
Early withdrawal penalties applied	—	(2,787)
Formation loan, net	1,189,181	1,064,659

Unamortized discount on imputed interest	31,075	155,597
Balance, September 30, 2014	$1,220,256	$1,220,256

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
September 30, 2014 (unaudited)

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

The future minimum payments on the formation loan are presented in the following table ($ in thousands).

2014	$97,260
2015	122,026
2016	122,026
2017	122,026
2018	122,026
Thereafter	634,892
Total	$1,220,256

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

- Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, RMC may collect a loan brokerage commission that is expected to range from approximately 2% to 5% of the principal amount of each loan made during the year. Total loan brokerage commissions are limited to an amount not to exceed 4% of the total company assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the company. Loan brokerage commissions paid by the borrowers were $62,050 and $42,647 for the three months ended, and $174,039 and $104,387 for the nine months ended, September 30, 2014 and 2013, respectively.

- Other fees

RMC or Gymno will receive fees for processing, notary, document preparation, credit investigation, reconveyance, and other mortgage related fees. The amounts received are customary for comparable services in the geographic area where the property securing the loan is located, payable solely by the borrower and not by the company. These fees totaled $10,045 and $12,438 for the three months ended, and $24,635 and $22,710 for the nine months, ended September 30, 2014 and 2013, respectively.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
September 30, 2014 (unaudited)

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES (continued)

The following fees are paid by the company to the managers.

- Loan administrative fees

RMC will receive a loan administrative fee in an amount up to 1% of the principal amount of each new loan originated or acquired on the company's behalf by RMC for services rendered in connection with the selection and underwriting of potential loans. Such fees are payable by the company upon the closing or acquisition of each loan. Loan administration fees incurred and paid by the company to RMC were approximately $26,810 and $56,836 for the three months ended, and $101,072 and $127,158 for the nine months ended, September 30, 2014 and 2013, respectively.

- Mortgage servicing fees

RMC earns mortgage servicing fees from the company of up to one-quarter of one percent (0.25%) annually of the unpaid principal of the loan portfolio or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. RMC is entitled to receive these fees regardless of whether specific mortgage payments are collected. The mortgage servicing fees are accrued monthly on all loans. Remittance to RMC is made monthly unless the loan has been assigned a specific loss reserve, at which point remittance is deferred until the specific loss reserve is no longer required, or the property has been acquired by the company. RMC, in its sole discretion, may elect to accept less than the maximum amount of the mortgage servicing fee to enhance the earnings of the company. An increase or decrease in this fee within the limits set by the operating agreement directly affects the yield to the members. Mortgage servicing fees incurred and paid were $10,719 and $7,219 for the three months, and $29,521 and $22,786 for the nine months, ended September 30, 2014 and 2013, respectively.

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

The managers, in their sole discretion, may elect to accept less than the maximum amount of the asset management fee to enhance the earnings of the company. For the three months ended September 30, 2014 the managers waived 50% of the asset management fee to which they were entitled. For periods prior to April 1, 2014, the managers waived the entire asset management fee. An increase or decrease in this fee, within the limits set by the operating agreement, directly affects the yield to the members. There is no assurance the managers will decrease or waive these fees in the future. The decision to waive fees and the amount, if any, to be waived, is made by the managers in their sole discretion.

Asset management fees paid to the managers are presented in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Maximum chargeable by the managers	$38,844	$31,179	$109,171	$91,557
Waived by the managers	(19,422)	(31,179)	(71,717)	(91,557)
Charged	$19,422	$—	$37,454	$—

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
September 30, 2014 (unaudited)

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES (continued)

- Costs through RMC

RMC, a manager, per the operating agreement, may request reimbursement  by the company for operating expenses incurred on behalf of the company, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to members, and out-of-pocket general and administration expenses. Certain costs (e.g. postage) can be allocated specifically to a fund. Other costs are allocated on a pro-rata basis (e.g. by the funds’ percentage of total capital of all mortgage funds managed by RMC). Payroll and consulting fees are broken out first based on activity, and then allocated to mortgage funds on a pro-rata basis based on percentage of capital to the total capital of all mortgage funds. The decision to request reimbursement of any qualifying charges is made by RMC in its sole discretion. Operating expenses were $27,224 and $28,654 for the three months ended, and $79,403 and $84,168 for the nine months ended, September 30, 2014 and 2013, respectively.

- Syndication costs

Syndication costs incurred by the company, or reimbursed by the company to RMC, are summarized in the following table for the nine months ended September 30.

	2014	2013
Balance, January 1	$754,491	$671,232
Costs reimbursed to RMC (1)	141,680	50,623
Costs paid by the company	637	—
Early withdrawal penalties applied (3)	—	(404)
Allocated to date (2)	—	—

Balance, September 30	$896,808	$721,451

Gross offering proceeds	$19,929,067	$16,034,917
Percent reimbursed to RMC	4.50%	4.50%

(1)
The syndication costs are substantially front-ended, and paid by RMC as an advance to the company to the extent costs exceed 4.5% of the cumulative-to-date gross offering proceeds. RMC is reimbursed for these costs quarterly up to the 4.5% limitation. As of September 30, 2014, RMC had incurred approximately $3,005,000 of syndication costs for the start-up of the company and continued offering of the company’s units, of which approximately $2,108,000 will be subject to reimbursement by the company to RMC, per the operating agreement, pending future sales of member units. When RMC is repaid in full, subject to the 4.5% limitation, the company will pay any additional costs directly. As of September 30, 2013, RMC had incurred approximately $2,642,000 of syndication costs for the company, of which approximately $1,920,000 was not yet subject to reimbursement.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
September 30, 2014 (unaudited)

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years. Loans acquired are generally done so within the first nine months of origination, and purchased at the current par value, which approximates fair value. As of September 30, 2014, 49 of the company’s 52 loans (representing 94% of the aggregate principal of the company’s loan portfolio) have a loan term up to five years or less from loan inception. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment-penalty provision. As of September 30, 2014, 19 loans outstanding (representing 54% of the aggregate principal balance of the company’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the nine months ended September 30.

	2014	2013
Principal, January 1	$14,698,430	$11,891,017
Loans acquired from third party	736,000	6,094,500
Loans acquired from affiliates or managers	9,601,250	6,364,016
Payments received	(7,394,643)	(10,529,060)
Principal, September 30	$17,641,037	$13,820,473

Loan characteristics

Secured loans had the characteristics presented in the following table.

	September 30,	December 31,
	2014	2013
Number of secured loans	52	51
Secured loans – principal	$17,641,037	$14,698,430
Secured loans – lowest interest rate (fixed)	7.25%	7.25%
Secured loans – highest interest rate (fixed)	10.00%	11.00%

Average secured loan – principal	$339,251	$288,205
Average principal as percent of total principal	1.92%	1.96%
Average principal as percent of members’ capital	1.82%	1.84%
Average principal as percent of total assets	1.75%	1.79%

Largest secured loan – principal	$1,200,000	$1,200,000
Largest principal as percent of total principal	6.80%	8.16%
Largest principal as percent of members’ capital	6.42%	7.66%
Largest principal as percent of total assets	6.18%	7.44%

Smallest secured loan – principal	$67,443	$68,276
Smallest principal as percent of total principal	0.38%	0.46%
Smallest principal as percent of members’ capital	0.36%	0.44%
Smallest principal as percent of total assets	0.35%	0.42%

Number of counties where security is located (all California)	14	13
Largest percentage of principal in one county	32.37%	33.18%

Number of secured loans in foreclosure	—	—
Secured loans in foreclosure – principal	—	—

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
September 30, 2014 (unaudited)

NOTE 4 – LOANS (continued)

Loan characteristics (continued)

As of September 30, 2014, the company’s largest loan in the principal of $1,200,000 represents 6.80% of outstanding secured loans and 6.18% of company assets. The loan is secured by a residential property located in Santa Cruz, California, bears an interest rate of 8.75% and matures on August 1, 2015.

Larger loans sometimes increase above 10% of the secured loan portfolio or company assets as these amounts decrease due to member withdrawals, loan payoffs, or due to restructuring of existing loans.

Distribution of loans within California

The distribution of secured loans outstanding by California counties is presented in the following table.

	September 30, 2014		December 31, 2013
	Unpaid Principal Balance	Percent	Unpaid Principal Balance	Percent
San Francisco Bay Area
San Francisco	$2,894,854	16.41%	$2,081,417	14.16%
Alameda	2,329,923	13.21	1,328,638	9.04
San Mateo	1,555,904	8.82	1,288,689	8.77
Santa Clara	1,039,706	5.89	1,298,471	8.83
Contra Costa	891,378	5.05	735,324	5.00
Marin	500,000	2.83	—	—
Sonoma	67,443	0.38	68,276	0.46
	9,279,208	52.59	6,800,815	46.26

Other Northern California
Santa Cruz	1,200,000	6.80	1,200,000	8.16
Monterey	181,297	1.03	182,405	1.24
El Dorado	—	—	433,650	2.95
	1,381,297	7.83	1,816,055	12.35

Northern California Total	10,660,505	60.42	8,616,870	58.61

Los Angeles & Coastal
Los Angeles	5,711,124	32.38	4,875,928	33.18
Orange	433,635	2.46	871,169	5.93
San Diego	97,505	0.55	196,663	1.34
	6,242,264	35.39	5,943,760	40.45

Other Southern California
San Bernardino	636,673	3.61	137,800	0.94
Riverside	101,595	0.58	—	—
	738,268	4.19	137,800	0.94

Southern California Total	6,980,532	39.58	6,081,560	41.39

Total Secured Loans	$17,641,037	100.00%	$14,698,430	100.00%

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
September 30, 2014 (unaudited)

NOTE 4 – LOANS (continued)

Commitments/loan disbursements/construction and rehabilitation loans

The company may make construction loans that are not fully disbursed at loan inception. Construction loans are determined by the managers to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multi-family properties. The company will approve and fund the construction loan up to a maximum loan balance. Disbursements will be made periodically as phases of the construction are completed or at such other times as the loan documents may require. Undisbursed construction funds will be held in escrow pending disbursement. Upon project completion, construction loans are reclassified as permanent loans. Funding of construction loans is limited to 10% of the loan portfolio. At September 30, 2014, the company had no construction loans outstanding.

The company may also make rehabilitation loans. A rehabilitation loan will be approved up to a maximum principal balance and, at loan inception, will be either fully or partially disbursed. If fully disbursed, a rehabilitation escrow account is established and advanced periodically as phases of the rehabilitation are completed or at such other times as the loan documents may require. If not fully disbursed, the rehabilitation loan will be funded from available cash balances and future cash receipts. The company does not maintain a separate cash reserve to fund undisbursed rehabilitation loan obligations. Rehabilitation loan proceeds are generally used to acquire and remodel single family homes for future sale or rental. Upon project completion, rehabilitation loans are reclassified as permanent loans. Funding of rehabilitation loans is limited to 15% of the loan portfolio. At September 30, 2014, the company had no rehabilitation loans.

Lien position

Secured loans had the lien positions presented in the following table.

	September 30, 2014			December 31, 2013
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	42	$14,861,804	84%	35	$10,695,440	73%
Second trust deeds	10	2,779,233	16	16	4,002,990	27
Total secured loans	52	17,641,037	100%	51	14,698,430	100%
Liens due other lenders at loan closing		6,919,087			9,783,711
Total debt		$24,560,124			$24,482,141

Appraised property value at loan closing		$44,409,286			$43,596,000

Percent of total debt to appraised
values (LTV) at loan closing(1)		55.30%			56.16%

(1)
Based on appraised values and liens due other lenders at loan closing. The loan to value (LTV) computation does not take into account subsequent increases or decreases in security property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
September 30, 2014 (unaudited)

NOTE 4 – LOANS (continued)

Property type

Secured loans summarized by property type are presented in the following table.

	September 30, 2014			December 31, 2013
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	41	$13,344,191	76%	46	$13,300,082	91%
Multi-family	3	1,278,186	7	2	349,877	2
Commercial	8	3,018,660	17	3	1,048,471	7
Total secured loans	52	$17,641,037	100%	51	$14,698,430	100%

(2)
Single family property type as of September 30, 2014 consists of six loans with principal of $1,526,227 that are owner occupied and 35 loans with principal of $11,817,964 that are non-owner occupied. At December 31, 2013, single family property consisted of ten loans with principal of $3,030,950 that were owner occupied and 36 loans with principal of $10,269,132 that were non-owner occupied.

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table.

Calendar Year	Loans	Principal	Percent
2014(3)	1	$875,000	5%
2015	10	4,907,174	28
2016	10	3,238,352	18
2017	9	3,106,828	18
2018	9	1,959,080	11
2019	12	3,485,666	19
Thereafter	1	68,937	1
Total secured loans	52	$17,641,037	100%

(3) Loans maturing in 2014 from September 30 to December 31

Loans may be repaid or refinanced before, at or after the contractual maturity date. On matured loans, the company may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

The company reports maturity data based upon the most recent contractual agreement with the borrower. The table above includes one loan with an aggregate principal of $146,235 that is a renewal.

Delinquency

Secured loans summarized by payment delinquency are presented in the following table.

	September 30,	December 31,
	2014	2013
Past Due
30-89 days	$771,036	$596,967
90-179 days	194,923	—
180 or more days	—	—
Total past due	965,959	596,967
Current	16,675,078	14,101,463
Total secured loans	$17,641,037	$14,698,430

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
September 30, 2014 (unaudited)

NOTE 4 – LOANS (continued)

Modifications and troubled debt restructurings

There were no loan modifications made during the three months ended September 30, 2014 and September 30, 2013, and no modifications were in effect as of September 30, 2014 and 2013.

Loans in non-accrual status

At September 30, 2014 and December 31, 2013, there were no loans designated in non-accrual status.

Impaired loans/allowance for loan losses

At September 30, 2014 and December 31, 2013, the company had not designated any loans as impaired, and had not recorded an allowance for loan losses as all loans were deemed to have protective equity (i.e., low loan-to-value ratio) such that collection is reasonably assured for amounts owing.

The company does not record its loans at fair value on a recurring basis.

On a non-recurring basis, loans designated impaired which had a change during the year to their specific allowance for loan loss, will be recorded at fair value. The company did not have any loans designated impaired at September 30, 2014 and December 31, 2013.

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
September 30, 2014 (unaudited)

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
September 30, 2014 (unaudited)

NOTE 5 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS AND SYNDICATION COSTS

Legal proceedings

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance. As of September 30, 2014, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

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

Results of Operations

General Economic Conditions in California

As noted in the Wells Fargo Economics Group report “California Employment Conditions: September 2014” (The Wells Sept. 2014 Report) - “After 30 months of year-over-year employment gains greater than the national average, California’s growth rate has moderated right in line with nationwide growth. In September, nonfarm payrolls fell by 9,800, though the unemployment rate ticked down to 7.3 percent. California still has numerous bright spots and a month of job losses is no reason to become concerned. Two of the fastest growing industries in the state are information, which includes many tech companies involved in developing internet applications and most of the state’s important entertainment business. Professional and businesses services, which is split between technical industries and administrative and support ones, is another rapid growth area and also include many technology fields. With the exception of the support functions, these jobs typically pay high wages, which help support growth in retailing, construction and household services. The greatest benefactor has been the construction industry, where employment grew 0.7 percent in September alone and is up 6.0 percent from a year before. The strongest growth in the industry has been in the construction of buildings, both residential and nonresidential. Growing investment in the nonresidential sector primarily reflects growth in office jobs and wholesale trade & distribution.”

The Wells Sept. 2014 Report noted the following regarding specific area’s (Coastal California: San Francisco, San Jose, Los Angeles and the Southland) in which our lending is focused.

-“The overall trend in San Francisco and San Jose remains a bit stronger than in the southern part of the state. Employment growth in the San Francisco area is up 3.7 percent over the past year, while employment in San Jose is up 3.5 percent. In San Francisco, the strongest monthly gains were concentrated in construction, employment services and education services, the latter of which may also be a seasonal adjustment issue. Growth is considerably stronger in other industries. Professional, scientific & technical services employment is up 6.2 percent from a year ago, while information employment is up 6.0 percent.”

-“The San Jose metropolitan area continues to be pulled forward by the region’s tech sector. Information employment is up a whopping 12.3 percent from a year ago, while computer systems design and related employment is 4.3 percent higher. In addition, computer and peripheral equipment manufacturing is 9.4 percent higher above its year ago level. Employment at most other     high–tech manufacturers, including semiconductor, electronics instrument, and producers of aerospace products, continues to struggle.”

-“On an adjusted basis, the largest employment gains were in Los Angeles County, which added 27,800 workers in September alone. Despite the big over the month gain, employment is essentially rising in line with the state average on a year-to-year basis.”

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

Performance Highlights

Since the inception of operations in the 4th quarter of 2009, the company has raised member capital at a moderate, steady pace. Members’ capital at September 30, 2014, was approximately $18,679,000, an increase of $17,555,000 since December 31, 2009. The company’s investment in mortgage loans is increasing steadily since commencement of operations. Mortgage loan balances at September 30, 2014 were approximately $17,641,000, an increase of $16,382,000 since December 31, 2009.

Net income for the quarter ended September 30, 2014 increased by $80,000 compared to the quarter ending September 30, 2013. Revenue from the collection of interest on loans, net increased by $98,000 due to growth of the secured loan portfolio. The increase in operating expenses of $19,000 is attributed to an increase in asset management fees related to a change in percentage waived by the manager.  Key Performance Indicators are presented in the following table for the three and nine months ended September 30, 2014, 2013 and 2012.

To date, our loan underwriting has resulted in a low delinquency rate. The tight mortgage credit standards among traditional lenders such as banks, the improving economy and the improving real estate markets in areas in which we concentrate our lending has increased the number of borrowers who meet our underwriting standards. These borrowers have been willing to accept our rates and fees as underwriting standards and funding capacity for conventional lenders (e.g. banks) remain constrained. This is reflected in the favorable stated interest rates and effective yields on the portfolio discussed below in the section Revenue – Interest on loans. See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for a detailed presentation on the secured loan portfolio.

The company continues to conservatively underwrite mortgage loan opportunities with the goal of building a well performing mortgage loan portfolio, with the expectation of consistent, on-time mortgage payments.

Key Performance Indicators

	For the three months ended September 30,
	2014	2013	2012
Secured loans – average daily balance	$17,128,667	$11,948,052	$8,162,377
Secured loans – end of period	$17,641,037	$13,820,473	$9,268,525

Members’ capital, gross – average balance	$20,229,343	$16,267,696	$13,354,811
Members’ capital, gross – end of period	$20,768,621	$16,485,396	$13,821,119

Interest on loans, gross	$366,153	$285,607	$180,430
Percent(1)	8.6%	9.6%	8.8%

Amortization of loan administration fees	$24,875	$42,741	$12,268
Percent(1)	0.6%	1.4%	0.6%

Interest on loans, net	$341,278	$242,866	$168,162
Percent(1)	8.0%	8.1%	8.2%

Provision for loan losses	$—	$—	$—
Percent(1)	—%	—%	—%

Total operating expenses	$77,741	$58,758	$30,069
Percent(1)	1.8%	2.0%	1.5%
Percent(2)	1.5%	1.4%	0.9%

Net Income	$266,851	$186,731	$139,090
Percent(1)	6.2%	6.3%	6.8%
Percent(2)	5.3%	4.6%	4.2%

Member Distributions	$337,647	$270,505	$219,263
Percent(1)	7.9%	9.1%	10.8%
Percent(2)	6.5%	6.5%	6.5%

In the two years to September 30, 2014, the Secured loans – average daily balance for the three months then ended increased approximately $8,966,000, or approximately 110%. Interest on loans, net increased $173,116 (103%) and Net Income increased $127,761 (92%) as RMI IX’s increasing interest income from its increasing loan balances was offset in part by a reduced level of expense support from RMC. (At its sole discretion, RMC may incur expenses otherwise to be incurred by RMI IX or may waive  fees and reimbursements from RMI IX to which RMC is entitled). Operating expenses as a percent of Interest on loans, net was 23%, 24% and 18% in 2014, 2013 and 2012, respectively. As loan balances continue to increase, operating expenses as a percent of interest on loans, net will likewise decline (even with reduced levels of expense support from RMC).

Secured loans as a percent of members’ capital (based on average daily balances) was 85%, 73%, and 61% for the three months ended September 30, 2014, 2013 and 2012 respectively. When RMI IX achieves and maintains full investment (secured loans at 90+% of members’ capital) – and with improving net income – the Net Income is expected to match and then exceed the amount of member distributions.

	For the nine months ended September 30,
	2014	2013	2012
Secured loans – average daily balance	$16,040,345	$12,149,880	$7,715,385
Secured loans – end of period	$17,641,037	$13,820,473	$9,268,525

Members’ capital, gross – average balance	$18,991,196	$15,879,669	$12,537,525
Members’ capital, gross – end of period	$20,768,621	$16,485,396	$13,821,119

Interest on loans, gross	$1,070,083	$871,548	$526,357
Percent(1)	8.9%	9.6%	9.1%

Amortization of loan administration fees	$80,627	$113,936	$41,075
Percent(1)	0.7%	1.3%	0.7%

Interest on loans, net	$989,456	$757,612	$485,282
Percent(1)	8.2%	8.3%	8.4%

Provision for loan losses	$—	$—	$—
Percent(1)	—%	—%	—%

Total operating expenses	$266,453	$163,922	$87,609
Percent(1)	2.2%	1.8%	1.5%
Percent(2)	1.9%	1.4%	0.9%

Net Income	$730,644	$599,743	$402,282
Percent(1)	6.1%	6.6%	7.0%
Percent(2)	5.1%	5.0%	4.3%

Member Distributions	$950,096	$793,792	$615,596
Percent(1)	7.9%	8.7%	10.6%
Percent(2)	6.5%	6.5%	6.5%

(1)	Percent of secured loans – average daily balance, annualized
(2)	Percent of members’ capital, gross – average balance, annualized

At September 30, 2014, the Secured loans – average daily balance for the nine months then ended increased approximately $8,325,000, or approximately 108% over average daily balance for the nine months ended September 30, 2012. Interest on loans, net increased $504,174 (104%) and Net Income increased $328,362 (82%) as RMI IX’s increasing interest income from its increasing loan balances was offset in part by a reduced level of expense support from RMC. (At its sole discretion, RMC may incur expenses otherwise to be incurred by RMI IX or may waive  fees and reimbursements from RMI IX to which RMC is entitled). Operating expenses as a percent of Interest on loans, net was 27%, 22% and 18% in 2014, 2013 and 2012, respectively. As loan balances continue to increase, operating expenses as a percent of interest on loans, net will likewise decline (even with reduced levels of expense support from RMC).

Secured loans as a percent of members’ capital (based on average daily balances) was 84%, 77%, and 62% in 2014, 2013 and 2012 respectively. When RMI IX achieves and maintains full investment (secured loans at 90+% of members’ capital) – and with improving net income – the Net Income is expected to match and then exceed the amount of member distributions.

Changes to the company’s results of operation are discussed below for the three and nine months ended September 30.

	Changes for the three months ended September 30, 2014 versus 2013		Changes for the nine months ended September 30, 2014 versus 2013
	Dollars	Percent	Dollars	Percent
Revenue, net
Interest income
Loans	$98,412	41%	$231,845	31%
Imputed interest on formation loan	807	22	1,624	15
Total interest income	99,219	40	233,469	30

Interest expense, amortization of discount
on formation loan	807	22	1,624	15
Net interest income	98,412	41	231,845	31

Late fees	641	24	1,588	27
Other	50	100	(1)	(1)
Total revenues, net	99,103	40	233,432	31

Provision for loan losses	—	—	—	—

Operating expenses
Mortgage servicing fees	3,500	48	6,735	30
Asset management fees	19,422	100	37,454	100
Costs through RMC	(1,430)	(5)	(4,765)	(6)
Professional services	(2,035)	(10)	55,372	126
Other	(474)	(15)	7,735	60
Total operating expenses	18,983	32	102,531	63

Net income (loss)	$80,120	43%	$130,901	22%

Please refer to the above table and the Statements of Income in the financial statements in Part I, Item 1 of this report, throughout the discussions of Results of Operations.

Significant changes to income or expense areas for the three month period ended September 30, 2014 compared to the same period in 2013 are summarized in the following table.

	Interest
	Income	Other	Operating	Net
	Loans	Income	Expenses	Income
Three months ended September 2014	$341,278	$3,314	$77,741	$266,851
Three months ended September 2013	242,866	2,623	58,758	186,731
Change	98,412	691	18,983	80,120

Explanation of change
Loan Balance Increase	123,817	—	3,500	120,317
Loan Portfolio Effective Yield Rate	(30,169)	—	—	(30,169)
Late Fees	—	641	—	641
Asset Management Fee Rate	—	—	19,422	(19,422)
Manager Expense Reimbursements	—	—	(2,035)	2,035
Other	4,764	50	(1,904)	6,718
Change	$98,412	$691	$18,983	$80,120

Significant changes to income or expense areas for the nine month period ended September 30, 2014 compared to the same period in 2013 are summarized in the following table.

	Interest
	Income	Other	Operating	Net
	Loans	Income	Expenses	Income
Nine months ended September 2014	$989,457	$7,640	$266,453	$730,644
Nine months ended September 2013	757,612	6,053	163,922	599,743
Change	231,845	1,587	102,531	130,901

Explanation of change
Loan Balance Increase	278,946	—	6,735	272,211
Loan Portfolio Effective Yield Rate	(61,053)	—	—	(61,053)
Late Fees	—	1,588	—	1,588
Asset Management Fee Rate	—	—	37,454	(37,454)
Manager Expense Reimbursements	—	—	55,372	(55,372)
Other	13,952	(1)	2,970	10,981
Change	$231,845	$1,587	$102,531	$130,901

Revenue – Interest on loans

The increase in interest on loans is due to the growth of the secured loan portfolio. The decrease in average yield rates is due to the increased volume of loans made at competitive market rates. The average secured loan balance, the stated portfolio average yield and the effective average yield rate for the three and nine months ended September 30, 2014 and 2013, are shown in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Secured loans – average daily balance	$17,128,667	$11,948,052	$16,040,345	$12,149,880
Interest on loans, gross	366,153	285,607	1,070,083	871,548
Amortization of loan administration fees	24,875	42,741	80,627	113,936
Interest on loans, net	341,278	242,866	989,456	757,612
Portfolio Average Interest Rate(1)	8.83%	9.54%	9.04%	9.52%
Effective Average Yield Rate(2)	8.55%	9.56%	8.89%	9.56%

(1)	Weighted daily average of loans stated note interest rate and principal balance for the entire loan portfolio.
(2)	Annualized yield rate of interest on loans, gross and daily average secured loan balance.

Provision for loan losses/allowance for loan losses

At September 30, 2014 and 2013, the company had not recorded an allowance for loan losses as no loans were designated as impaired, and all loans had protective equity such that at September 30, 2014 and 2013, collection was deemed probable for amounts owing. Since inception, the company has not foreclosed nor acquired any of the collateral real estate.

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations on the secured loan portfolio and on the allowance for loan losses, which presentations are incorporated by this reference into this Item 2.

Operating Expenses

Operating expenses as a percent of “Total revenues, net” were 23% and 24% for the three months ended September 30, 2014 and 2013, and were 27% and 22% for the nine months ended September 30, 2014 and 2013, respectively.

Operating expense, for the three months ended September 30, 2014, increased by $19,000 principally as a result of an $19,000 increase in Asset Management Fees. Beginning in the second quarter of 2014, the company was charged 50% of the Asset Management Fees. For periods prior to April 1, 2014 the manager waived its right to the asset management fee.

Operating expense for the nine months ended September 30, 2014 increased by $103,000 primarily due to the increases in Asset Management Fees, discussed above, as well as audit and tax fees, which prior to 2014 had been paid by RMC at its sole discretion. During 2014, the company paid its accounting and tax fees of $73,000 directly, in part due to the continued growth of the portfolio. These fees are primarily paid in the first quarter and are not indicative of continued expenses for the year.

 – Mortgage servicing fees

The increase in mortgage servicing fees of $3,500 for the three months ended, and $6,735 for the nine months ended September 30, 2014, compared to the same periods in 2013, is consistent with the increases in the average daily secured loan portfolio.

 – Asset management fees

RMC at its sole discretion, waived asset management fees of $19,422 and $31,179 during the three months ended, and $71,717 and $91,557 during the nine months ended September 30, 2014 and 2013, respectively. Beginning in the second quarter of 2014, RMC elected to charge the company 50% of the total fee incurred. There is no assurance RMC will waive any portion of its right to receive such fees in future periods.

 – Costs through RMC

The decrease in costs reimbursed to RMC was primarily due to a revision in the manager’s expense allocations, done in accordance with the operating agreement.

 – Professional services

Professional fees consists primarily of audit and tax expenses, which prior to 2014 had been paid by RMC at its sole discretion, and for which reimbursement could have been requested. During the nine months ended September 30, 2014, the company paid its accounting and tax fees of $73,000 directly, in part due to the continued growth of the portfolio. These fees are primarily paid in the first quarter and are not indicative of continued expenses for the year.

 – Other Fees

Other fees consists primarily of state tax expenses, which increased by $8,000 for the nine months ended September 30, 2014 due to the increase in revenue during 2013 of 48%. California state taxes are due in the second quarter of the tax year, and are not indicative of continued expenses for the year. The company is currently in the second highest tax bracket of the LLC fee structure.

Summary Comparison – Quarter over quarter

Significant changes to income or expense items for the three month period ended September 30, 2014 compared to the three month period ended June 30, 2014 are summarized in the following tables.

	Interest
	Income	Other	Operating	Net
	Loans	Income	Expenses	Income
Three months September 2014	$341,278	$3,314	$77,741	$266,851
Three months June 2014	333,001	3,058	74,112	261,947
Change	8,277	256	3,629	4,904

Explanation of change
Loan Balance Increase	30,578	—	—	30,578
Loan Portfolio Effective Yield Rate	(20,118)	—	—	(20,118)
Late Fees	—	256	—	256
Asset Management Fee Rate	—	—	—	—
Manager Expense Reimbursements	—	—	—	—
Cost Allocation Adjustments	—	—	16,628	(16,628)
Income Tax Payment	—	—	(12,128)	12,128
Other	(2,183)	—	(871)	(1,312)
Change	$8,277	$256	$3,629	$4,904

	Three months ended
	September 30, 2014	June 30, 2014
Secured loans – average daily balance	$17,128,667	$15,778,659
Interest on loans, gross	366,153	357,245
Amortization of loan administration fees	24,875	24,244
Interest on loans, net	341,228	333,001
Portfolio Average Interest Rate(1)	8.83%	9.01%
Effective Average Yield Rate(2)	8.55%	9.06%

(1)	Weighted daily average of loans stated note interest rate and principal balance for the entire loan portfolio.
(2)	Annualized yield rate of interest on loans, gross and daily average secured loan balance.

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

Cash Receipts and Disbursements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cash – operations
Interest received	$328,702	$229,884	$935,696	$744,312
Other loan income	3,314	2,623	7,640	6,053
Operating expense	(61,314)	(50,432)	(242,116)	(145,530)
Cash from operations	270,702	182,075	701,220	604,835

Cash – loan principal/advances
Principal collected on loans	2,395,003	2,928,494	7,394,643	10,529,060
Loans originated	(2,991,000)	(5,683,600)	(10,337,250)	(12,458,516)
Advances on loans	(4,171)	(35)	(13,945)	975
Cash from loan principal/advances	(600,168)	(2,755,141)	(2,956,552)	(1,928,481)

Cash – Members’ capital
Contributions by members	1,315,139	749,465	3,471,345	1,213,183
Syndication costs paid, net	(45,706)	(18,100)	(142,317)	(50,219)
Formation loan, net	(91,863)	(52,399)	(247,653)	(83,283)
Cash from members’ capital	1,177,570	678,966	3,081,375	1,079,681

Net cash increase(decrease) before
distributions to members	848,104	(1,894,100)	826,043	(243,965)

Distributions to members
Earnings Distributed	(346,493)	(276,770)	(958,942)	(800,058)
Reinvested via DRIP	184,644	134,922	515,519	388,271
Redemptions	(50,053)	(22,140)	(50,053)	(58,190)
Cash distributions to members	(211,902)	(163,988)	(493,476)	(469,977)

Net increase(decrease) in cash	$636,202	$(2,058,088)	$332,567	$(713,942)

Cash, end of period	$1,509,197	$1,250,594	$1,509,197	$1,250,594

Cash from operations increased $88,627 and $96,385 year-over-year (2014 compared to 2013) for the three month and nine month periods, respectively, as a result of the increase in Interest income, net in the same periods. In all periods presented the amount of Loans originated exceeds the amount of Principal collected on loans as RMI IX continues to increase members’ capital at an increasing pace (2014 compared to 2013) in a favorable lending environment in the coastal California real estate markets that are our principal areas of concentration.

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

During the three and nine months ended September 30, 2014 and 2013, the company, after allocation of syndication costs, made the following distributions of cash both to the members who elected to participate in the distribution reinvestment plan and those that chose not to participate in the distribution reinvestment plan.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Reinvesting	$184,644	$134,922	$515,519	$388,271
Distributing	153,003	135,583	434,577	405,521
Total	$337,647	$270,505	$950,096	$793,792

Percent of members’ capital, electing distribution	45%	50%	46%	51%

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

The table below sets forth actual redemptions for the three and nine months ended September 30.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Capital redemptions-without penalty	$50,053	$22,140	$50,053	$42,140
Capital redemptions-subject to penalty	—	—	—	16,050
Total	$50,053	$22,140	$50,053	$58,190

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

Contractual Obligations

At September 30, 2014 the company had no contractual obligations, except to reimburse RMC for syndication costs. As of September 30, 2014, approximately $2,108,000 was to be reimbursed to RMC contingent upon future sales of member units. See Note 3 (Managers and Other Related Parties-Syndication Costs) to the financial statements included in Part I, Item 1 of this report for a detailed presentation on commitments and contingencies, which presentation is incorporated by this reference into this Item 2.

Net Income/Member Distributions

During the three and nine months ended September 30, 2014 and 2013 the company’s distributed annualized yield was 6.50%. The company’s cash distributions to members (excluding redemptions) were $337,647 and $270,505 during the three months ended, and $950,096 and $793,792 during the nine months ended September 30, 2014 and 2013, respectively. To determine the amount of cash to be distributed in any specific month, the company relies in part on its annual forecast of profits, which takes into account the difference between the forecasted and actual results in the prior year and the requirement to maintain a cash reserve.

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

Net cash provided by (used in) operating activities, net income, and distributions to members, from inception to September 30, 2014, are summarized in the following table:

					Percent of
					Distributions
					Paid From	Percent of
	Net Cash				Net Cash	Net
	Provided by				Provided by	Income
Quarters	(Used In)		Distributions	Distributions	(Used In)	Covering
ending by	Operating	Net	To	To	Operating	Total
Year	Activities	Income	Members	Managers	Activities	Distributions
2009
Sep. 30	$—	$—	$—	$—	—%	—%
Dec. 31	(68,128)	14,055	13,914	141	(490)	101
	(68,128)	14,055	13,914	141	(490)	101
2010
Mar. 31	(27,333)	27,335	28,048	179	(97)	97
Jun. 30	137,616	23,534	38,713	—	355	61
Sep. 30	45,968	56,474	58,414	—	79	97
Dec. 31	54,852	58,341	78,800	1,477	70	74
	211,103	165,684	203,975	1,656	103	81
2011
Mar. 31	64,741	96,883	112,962	—	57	86
Jun. 30	125,021	116,177	147,873	2,131	85	79
Sep. 30	117,179	151,211	162,965	(2,131)	72	93
Dec. 31	153,654	153,681	176,990	—	87	87
	460,595	517,952	600,790	—	77	86
2012
Mar. 31	170,559	159,935	191,236	—	89	84
Jun. 30	114,514	103,257	205,097	5,180	56	50
Sep. 30	92,938	139,090	219,263	—	42	63
Dec. 31	190,706	224,335	239,204	—	80	94
	568,717	626,617	854,800	5,180	67	73
2013
Mar. 31	198,925	223,791	257,733	—	77	87
Jun. 30	224,856	189,221	265,554	—	85	71
Sep. 30	182,068	186,731	270,505	6,266	67	69
Dec. 31	201,779	284,880	282,603	—	71	101
	807,628	884,623	1,076,395	6,266	75	82
2014
Mar. 31	248,421	201,846	297,916	—	83	68
Jun. 30	182,097	261,947	314,533	—	58	83
Sep. 30	270,702	266,851	337,647	8,846	80	79
	701,220	730,644	950,096	8,846	74	77

Program to date	$2,681,135	$2,939,575	$3,699,970	$22,089	72%	79%

Cumulative
Thru 2009	(68,128)	14,055	13,914	141	(490)	101
Thru 2010	142,975	179,739	217,889	1,797	66	82
Thru 2011	603,570	697,691	818,679	1,797	74	85
Thru 2012	1,172,287	1,324,308	1,673,479	6,977	70	79
Thru 2013	1,979,915	2,208,931	2,749,874	13,243	72	80
Thru Q3 2014	2,681,135	2,939,575	3,699,970	22,089	72	79

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in the manager’s internal control over financial reporting (as such term is defined in Rule  13a-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the manager’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.      Legal Proceedings

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance. As of September 30, 2014, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

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

As of September 30, 2014, 21,752,234 units had been sold in the offerings, for gross offering proceeds of $21,752,234, including 1,685,883 units issued under our distribution reinvestment plan and 137,284 units from premiums paid by RMC.

From the subscription proceeds of $20,672,717, we incurred approximately $1,452,340 in selling commissions and from the subscriptions admitted of $19,929,067 (excluding units issued under our distribution reinvestment plan and units from premiums paid by RMC), we incurred approximately $896,808 in organization and offering costs. We intend to use substantially all of the net offering proceeds from the offerings to make loans.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: November 14, 2014	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer)

Date: November 14, 2014	By:	Gymno LLC, Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	Manager