Form 10-K
period 2014-12-31
Redwood Mortgage Investors IX
filed 2015-03-31
CIK 1448038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2014

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus, dated April 30, 2014, included as part of Post-Effective Amendment No. 5, filed with the SEC on January 26, 2015, to the Registration Statement on Form S-11 (SEC File No. 333-181953) are incorporated by reference in the following sections of this report:

•	Part I – Item 1 – Business
•	Part III – Item 11 – Executive Compensation
•	Part III – Item 13 – Certain Relationships and Related Transactions, and Director Independence

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Index to Form 10-K

December 31, 2014

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

The following summarizes the status of the offering proceeds, at $1 per unit, as of December 31, 2014:

•	Proceeds from investors, including investors in applicant status later accepted by the managers, at December 31, 2014: $21,183,798
•	Proceeds under our distribution reinvestment plan from electing members: $1,883,845
•	Proceeds from premiums paid by RMC: $137,284 (1)
•	Total proceeds from units sold from October 5, 2009, through December 31, 2014: $23,204,927

(1)
If a member acquired units through an unsolicited sale, the member’s capital account will be credited with their capital contribution plus a premium paid by RMC equal to the amount of the sales commissions that otherwise would have been paid to a broker-dealer by RMC.  This amount will be reported in the year paid as taxable income to the member.

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

There are substantial restrictions on transferability of units and accordingly an investment in the company is non-liquid. Members have no right to withdraw from the company or to obtain the return of their capital account for at least one year from the date of purchase of units.  In order to provide a certain degree of liquidity, we have adopted a unit redemption program, whereby after the one-year period, a member may redeem all or part of their units, subject to certain limitations.

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

The cash flow and the income generated by the real property securing the loan factor into the credit decisions, as does the general creditworthiness, experience and reputation of the borrower.  However, for loans secured by real property, other than owner-occupied personal residences, such considerations are subordinate to a determination that the value of the real property is sufficient, in and of itself, as a source of repayment.  The amount of the loan combined with the outstanding debt and claims secured by a senior deed of trust on the real property generally will not exceed a specified percentage of the appraised value of the property (the “loan-to-value ratio”, or LTV) as determined by an independent written appraisal at the time the loan is made.  The LTV generally will not exceed 80% for residential properties (including multi-family), 75% for commercial properties, and 50% for land.  The excess of the value of the collateral securing the loan over our debt and any senior debt owing on the property is the “protective equity.”

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

Recently adopted regulations and enacted federal legislation impact the lending to non-commercial residential borrowers by requiring the lender consider a borrower’s ability to meet payment obligations specified in the loan documents.  The manager is monitoring developments and, if and when applicable, will adjust underwriting and lending practices accordingly.  Residential lending on owner-occupied properties subject to the legislation and regulations generally has not been a significant portion of the loans made by the company.

The company’s investment criteria and policies are more fully described under the section entitled “Investment Objectives and Criteria,” at pages 62 and following of the company’s prospectus, dated April 30, 2014, which is incorporated herein by reference.

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

The mortgage lending business in California is highly competitive, and the company will compete with numerous established entities, some of which have more financial resources and experience in the mortgage-lending business.  Major competitors in providing mortgage loans include banks, savings and loan associations, thrifts, conduit lenders, mortgage bankers, mortgage brokers, and other entities both larger and smaller than the company.

Regulations

We are subject to various federal, state and local laws and regulations that affect our business.  The summary descriptions of key laws and regulations provided below and elsewhere in this Form 10-K do not purport to be complete and are qualified in their entirety by reference to the applicable laws and regulations.

Regulations Applicable to Mortgage Lenders and Servicers

We and RMC, which arranges and generally services our loans, are heavily regulated by laws governing lending practices at the federal, state and local levels.  In addition, proposals for further regulation of the financial services industry continually are being introduced.

The laws and regulations to which we and RMC are subject include rules and restrictions pertaining to:

•	real estate settlement procedures;
•	fair lending;
•	truth in lending;
•	compliance with federal and state disclosure requirements;
•	the establishment of maximum interest rates, finance charges and other charges;
•	loan-servicing procedures;
•	secured transactions and foreclosure proceedings; and
•	privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers.

Key federal and state laws, regulations, and rules affecting our business include the following:

•	Real Estate Settlement Procedures Act (RESPA).
RESPA is a federal law passed in 1974 with the purpose of establishing settlement procedures for real estate purchase and refinance transactions on residential (1-4 unit) properties.  It prohibits lenders from requiring the use of specified third-party providers for various settlement services, such as appraisal or escrow services. RESPA also governs the format of the good faith estimate (GFE) of loan transaction charges and the HUD-1 escrow settlement statement.

•	Truth in Lending Act (TILA).
TILA is a federal law passed in 1968 for the purpose of regulating consumer financing. For real estate lenders, TILA requires, among other things, advance disclosure of certain loan terms, calculation of the costs of the loan as demonstrated through an annual percentage rate (APR), and the right of a consumer in a refinance transaction on their primary residence to rescind their loan within three days following signing.

•	Home Ownership and Equity Protection Act (HOEPA) and California Covered Loan Law.
HOEPA is a federal law passed in 1994 to provide additional disclosures for certain closed-end home mortgages.  In 1995, the Federal Reserve Board issued final regulations governing “high-cost” closed-end home mortgages with interest rates and fees in excess of certain percentage or amount thresholds.  These regulations primarily focus on additional disclosure with respect to the terms of the loan to the borrower, the timing of such disclosures, and the prohibition of certain loan terms, including balloon payments and negative amortization.  Failure to comply with the regulations will render the loan rescindable for up to three years.  Lenders can be held liable for attorneys’ fees, finance charges and fees paid by the borrower and certain other money damages. Similarly, in California, Assembly Bill 489, which was signed into law in 2001 and became effective as of July 1, 2002, as Financial Code Section 4970, et. seq., provides for state regulation of “high-cost” residential mortgage and consumer loans (also called “covered loans”) secured by liens on real property.  Section 4970 defines covered loans as consumer loans in which the original principal balance of the loan does not exceed the most current conforming loan limit for a single-family first mortgage loan established by the Federal National Mortgage Association, with interest rates and/or fees exceeding one of the statutorily defined percentage or amount thresholds. The law prohibits certain lending practices with respect to high-cost loans, including the making of a loan without regard to the borrower’s income or obligations.  When making such loans, lenders must provide borrowers with a consumer disclosure, and provide for an additional rescission period prior to closing the loan.

•	Mortgage Disclosure Improvement Act (MDIA).
This federal law enacted in 2008, regulates the timing and delivery of loan disclosures for all mortgage loan transactions governed under RESPA.

•	Home Mortgage Disclosure Act (HMDA).
This federal law enacted in 1975 provides for public access to statistical information on a lender’s loan activity.  It requires lenders to disclose certain information about the mortgage loans it originates and acquires, such as the race and gender of its customers, the disposition of mortgage applications, income levels and interest rate (i.e. APR) information.

•	Red Flags Rule.
This federal rule was issued in 2007 under Section 114 of the Fair and Accurate Credit Transaction Act of 2003 and amended by the Red Flag Program Clarification Act of 2010.  It requires lenders and creditors to implement an identity theft prevention program to identify and respond to account activity in which the misuse of a consumer’s personal identification may be suspected.

•	Graham-Leach-Bliley Act (GLBA) aka Financial Services Modernization Act of 1999.
This federal act passed in 1999 requires all businesses that have access to consumers’ personal identification information to implement a plan providing for security measures to protect that information.  As part of this program, we provide applicants and borrowers with a copy of our privacy policy.

•	Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act).
This federal law passed in 2010 enhanced regulatory requirements on banking entities and other organizations considered significant to U.S. financial markets.  The act also provides for reform of the asset-backed securitization market.  We do not expect these particular regulatory changes will have a material direct effect on our business or operations.  The act imposes significant new regulatory restrictions on the origination of residential mortgage loans, under sections concerning “Mortgage Reform and Anti-Predatory Lending.”  For example, when a consumer loan is made, the lender is required to make a reasonable and good faith determination, based on verified and documented information concerning the consumer’s financial situation, whether the consumer has a reasonable ability to repay a residential mortgage loan before extending the loan.  The act calls for regulations prohibiting a creditor from extending credit to a consumer secured by a high-cost mortgage without first receiving certification from an independent counselor approved by a government agency.  The act also adds new provisions prohibiting balloon payments for defined high-cost mortgages.  The act also established the Consumer Finance Protection Bureau (CFPB), giving it regulatory authority over most federal consumer-lending laws, including those relating to residential mortgage lending.

•	CFPB’s Proposed Qualified Mortgage (QM) and Qualified Residential Mortgage (QRM) Rules.
Under the Dodd-Frank Act, the Consumer Finance Protection Bureau (CFPB) is charged with writing rules to implement two new underwriting standards, QMs and QRMs.  Although these two standards affect different areas of lending, they have similar definitions under the Dodd-Frank Act, and their implementation will most likely have a similar effect within the mortgage-lending industry.  Under the CFPB’s final QM rule, which became effective January 10, 2014, there exists a presumption for loans meeting the QM standard that the lender has met the “ability to pay” requirements of the Dodd-Frank Act. Regarding QRMs, securitizers are required to retain a 5% interest in any securities they issue, unless 100% of the securities in the offering meet the QRM standard.  To limit their liability, most institutional lenders will only be interested in writing loans that fall within the QM and QRM standards, which could have the effect of constricting the availability of credit to real property.

•	The California Homeowner’s Bill of Rights (HOBR).
This series of state laws, which became effective January 1, 2013, is intended to ensure fair lending and borrowing practices for California homeowners by guaranteeing basic fairness and transparency during the foreclosure process.  Key provisions include restrictions on dual-track foreclosures, a guaranteed single point of contact, civil penalties for lenders filing unverified documents, and protections for tenants of foreclosed properties.  HOBR also provides borrowers with the authority to seek redress of material violations of its rules, such as by an injunction (prior to foreclosure sale) or recovery of damages (after foreclosure sale).

Pending Legislative and Regulatory Proposals.

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

MORTGAGE LENDING AND REAL ESTATE RISKS

If We Are Unable to Raise Substantial Funds, We Will Be Limited in the Number and Type of Properties We May Finance
The ongoing offering of units to raise capital is being made on a “best efforts” basis, which means the broker-dealers participating in the offering are only required to use their best efforts to sell our units and have no firm commitment or obligation to purchase any of the units.  As a result, we cannot assure that any specific amount of gross proceeds will be raised.  The maximum amount of this offering, at $1 per unit, is up to 150,000,000 units in the primary offering and up to 37,500,000 units in the distribution reinvestment plan.  To the extent we sell less than such maximum amount, and thus have fewer proceeds, we will originate and acquire fewer loans resulting in less diversification in terms of the number of properties financed, the geographic regions in which such properties are located and the types of properties securing the mortgages in which we invest.  In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase.  Your investment in our units will be subject to greater risk to the extent that we lack a diversified portfolio of mortgage assets. In addition, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition and ability to pay distributions could be adversely affected if we are unable to raise substantial funds.

Suitable Mortgage Loans May Not Be Available From Time to Time, Which Could Reduce Your Return on Investment
Our managers receive referrals from a variety of sources but will only originate or arrange loans that satisfy our investment criteria.  The ability to find suitable loans is more difficult when the economy is weaker and there is less activity in the real estate market.  For example, currently the residential and commercial real estate markets in the San Francisco Bay Area are recovering from a significant downturn in investment and purchase activity in the market and less demand for mortgage loans.  From time to time a similar decline in demand for loans may occur, and we may be unable to find a sufficient number of suitable loans, which could leave us with excess cash.  In such event, we will make short-term, interim investments in government obligations, certificates of deposit, money market or other liquid-asset accounts, with the offering proceeds pending investment in suitable loans.  Interest returns on these investments are usually lower than on mortgage loans, which would reduce our profits and the yield to members.

Loan Defaults and Foreclosures May Adversely Affect Us
We are engaged in the business of lending and, as such, we are subject to the risk that borrowers may be unable to repay the loans we have made to them in accordance with the terms of the loan agreement.  Our loans will not be insured by the Federal Housing Administration or guaranteed by the Veterans Administration or otherwise guaranteed or insured by a government agency.  Most loans will be interest-only or interest with small periodic repayments of principal.  This means:

• The loans are structured to provide for relatively small monthly payments, typically interest-only, with a large “balloon” payment of principal due at the end of the term.  Many borrowers are unable to repay such loans at maturity out of their own funds and are compelled to refinance or sell their property.

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

• Recently enacted borrower protection laws, both Federal and in California, impose additional notice and disclosure requirements on lenders which may slow or limit a lender’s ability to exercise remedies against residential real property collateral (principally 1-4 units), including rights to sell the property in a foreclosure sale and certain rights of tenants residing in the properties.  We are aware of other proposed federal and state legislation under consideration which, if enacted, may significantly limit a lender’s ability to exercise remedies against residential real property collateral following a borrower’s default in the performance of its loan obligations.

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

Our Entry Into Workout Agreements with Delinquent Borrowers Could Lead to a Loss of Revenue
In the event we enter into workout agreements, we may experience a loss of revenue, which could adversely affect our profitability and the returns to our members.  For example, we may periodically enter into workout agreements with borrowers who are past maturity or delinquent in their regular payments.  Typically, a workout allows the borrower to extend the due date of the balloon payment and/or defer past-due payments, often while continuing to make current monthly payments, which allows the borrower time to seek alternative means of paying the loan in full.

We Must Rely on Appraisals Which May Not Be Accurate or May Be Affected by Subsequent Events
We will rely on appraisals prepared by unrelated third parties to determine the fair market value of real property used to secure our loans.  We rely on such appraisals for, among other matters, determining our loan-to-value ratio (LTV). In the case of a loan made in connection with a pending property purchase, an appraisal may, for various reasons, reflect a higher or lower value than the purchase amount; we will nevertheless base our LTV on the appraised value, rather than on such purchase amount.  We cannot guarantee that such appraisals will, in any or all cases, be accurate or that the appraisals will reflect the actual amount buyers will pay for the property.  If an appraisal is not accurate, our loan would not be as secure as we anticipated.  In the event of foreclosure, we may not be able to recover our entire investment.  Additionally, since an appraisal fixes the value of real property at a given point in time, subsequent events could adversely affect the value of the real property used to secure a loan.  For example, if the value of the property declines to a value below the amount of the loan, the loan could become under-collateralized.  This would result in a risk of loss for us if the borrower defaults on the loan.

Our Emphasis on the Collateral Value of the Real Estate Securing our Loans May Increase the Risk of Loan Defaults and Foreclosures
Our emphasis on asset-based lending may increase the risk of loan defaults by borrowers and foreclosures.  The cash flow and the income generated by the real property that is to secure the loan are factors affecting our decision to make a particular loan, as are the general creditworthiness, experience and reputation of the borrower.  For loans secured by real property, other than owner-occupied personal residences, those considerations are subordinate to a determination that the value of the real property is sufficient, in and of itself, as a source of repayment.  The amount of the loan combined with the outstanding debt and claims secured by a senior deed of trust on the real property generally will not exceed a specified percentage of the appraised value of the property as determined by an independent written appraisal at the time the loan is made. The LTV generally will not exceed 80% for residential properties (including multi-family), 75% for commercial properties, and 50% for land.  The excess of the value of the collateral securing the loan over our debt and any senior debt owing on the property is the “protective equity.”

We Compete With Many Other Mortgage Lenders for Loans Which Could Lead to Lower Yields and Fewer Lending Opportunities
Increased competition for mortgage loans could lead to reduced yields and fewer investment opportunities.  The mortgage-lending business is highly competitive, and we compete with numerous established entities, some of which have more financial resources and experience in the mortgage lending business than our managers.  We will encounter significant competition from banks, insurance companies, savings and loan associations, mortgage bankers, pension funds, real estate investment trusts and other lenders with objectives similar in whole or in part to ours.

Some of Our Loans are Junior in Priority and More Difficult and Costly to Protect
We anticipate that our loans will eventually be diversified as to priority approximately as follows:
• first mortgages – 40-60%
• second mortgages (which will be junior to a first mortgage) – 40-60%
• third mortgages (which will be junior to two other mortgages)
                   – 0-10%.
The lien securing each loan will not be junior to more than two other encumbrances (a first and, in some cases, a second deed of trust) on the real property which is to be used as security for the loan. In the event of foreclosure under a second or third deed of trust the debt secured by a senior deed(s) of trust must be satisfied before any proceeds from the sale of the property can be applied toward the debt owed to us.  To protect our junior security interest, we may be required to make substantial cash outlays for such items as loan payments to senior lien holders to prevent their foreclosure, property taxes, insurance, repairs, maintenance and any other expenses associated with the property.  These expenditures could have an adverse effect on our profitability.

We Make Construction Loans Which May Subject Us to Greater Risks
Construction loans are those loans made to borrowers constructing entirely new structures or dwellings, whether residential, commercial or multi-family properties.  We may make construction loans up to a maximum of 10% of our loan portfolio.  Investing in construction loans subjects us to greater risk than loans related to properties with operating histories.  If we foreclose on property under construction, construction generally will have to be completed before the property can begin to generate an income stream or be sold.  We may not have adequate cash reserves on hand with respect to junior encumbrances and/or construction loans at all times to protect our security.  If we have inadequate cash reserves, we could suffer a loss of our investment.  Additionally, we may be required to obtain permanent financing of the property in addition to the construction loan which could involve the payment of significant fees and additional cash obligations for us.  As of December 31, 2014, we had not funded any construction loans.

We Make Rehabilitation Loans Which May Subject Us to Greater Risks
In addition to construction loans, we may make “rehabilitation loans.” Rehabilitation loans are those loans made to borrowers remodeling, adding to and/or rehabilitating existing structures or dwellings, whether residential, commercial or multi-family properties.  We may make rehabilitation loans up to a maximum of 15% of our loan portfolio. Investing in rehabilitation loans subjects us to greater risk than standard acquisition loans for properties.  If we foreclose on a property undergoing remodeling or rehabilitation, such remodeling or rehabilitation generally will have to be completed before the property can realize the anticipated increase in value from such remodeling or rehabilitation.  We may not have adequate cash reserves on hand with respect to junior encumbrances and/or rehabilitation loans at all times to protect our security.  If we have inadequate cash reserves, we could suffer a loss of our investment.  Additionally, we may be required to obtain permanent financing of the property in addition to the rehabilitation loan, which could involve the payment of significant fees and additional cash obligations for us.

Owning Real Estate Following Foreclosure Will Subject Us to Additional Risks
If a borrower is unable to pay our loan or refinance it when it is due, it may be in our best interest to institute foreclosure proceedings against the borrower, and we may sometimes be required to own the property for a period of time.  We will be subject to certain economic and liability risks attendant to property ownership which may affect our profitability.  The risks of ownership will include the following:

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

• We will be subject to state and federal laws and local municipal codes and penalties relating to tenant retention and the maintenance and upkeep of lender-owned properties.

• We may be subject to federal and state tax laws and regulations with respect to the tax treatment of items of our income, gain, loss or deductions for real estate held for investment, rental and/or sale, which in turn may result in federal and state tax payment and filing exposure for our members.

The Consumer Financial Protection Bureau Could Increase Our Administrative Burdens
The company’s lending activity may be subject to regulations promulgated by the Consumer Finance Protection Bureau (CFPB), and further the company may be subject to examination by the CFPB.  Such examinations, as well as regulations the CFPB might issue in the future, could ultimately increase our administrative burdens and adversely affect the return to our members.

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

• We will be required to rely on the skill and financial stability of third-party developers and contractors.

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

As of December 31, 2014, we had not foreclosed on any properties.

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

Unintended Violations of Usury Statutes May Adversely Affect Us
Usury laws impose restrictions on the maximum interest that may be charged on our loans. Subject to applicable requirements of California law, loans originated by a licensed California real estate broker or a licensed California Finance Lender will be exempt from applicable California usury provisions.  Since Redwood Mortgage Corp., a licensed California real estate broker and a holder of a California Finance Lenders license, or “CFL license,” originates our loans, our loans should be exempt from applicable state usury provisions.  Nevertheless, unintended violations of the usury statutes may occur. In such an event, we may have insufficient cash to pay any damages, thereby adversely affecting our operations.  We could also lose our entire investment.  We also intend to apply for a CFL license in the name of Redwood Mortgage Investors IX, LLC, to provide additional flexibility in establishing the usury exemption.

If We Make High-Cost Mortgages, We Will Be Required to Comply With Additional Regulations
Although we anticipate making relatively few loans that would qualify as “high-cost mortgages,” as defined by regulations of the CFPB, the failure to comply with these regulations could adversely affect us.  The CFPB defines a “high-cost mortgage” as any consumer loan secured by a primary residence where either (i) the annual percentage rate (APR), measured as of the date the rate is set, exceeds the average prime offer rate (APOR) for a comparable transaction on that date by more than 6.5% on a first mortgage or 8.5% on a junior mortgage; or (ii) the total fees payable by the consumer exceed 5% for a loan of more than or equal to $20,000, or 8.5% or $1,000 (whichever is less) on a loan of less than $20,000. The high-cost mortgage regulations primarily focus on:

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

In addition, under California law residential mortgage and consumer loans secured by liens on primary residences in amounts less than the Fannie Mae/Freddie Mac conforming loan limit are considered to be “high-cost loans” if they have (i) an annual percentage rate at least 8% above the interest rate on U.S.  Treasury securities of a comparable maturity, or (ii) points and fees in excess of 6% of the loan amount, exclusive of the points and fees.  While it is unlikely that we would make many high-cost loans, the failure to comply with California law regarding such loans could have significant adverse effects on us.  The law prohibits certain lending practices with respect to high-cost loans, including the making of a loan without regard to the borrower’s income or obligations.  When making such loans, lenders must provide borrowers with a consumer disclosure, and provide for an additional rescission period prior to closing the loan.  The reckless or willful failure to comply with any provision of this law, including the mandatory disclosure provisions, could result in, among other penalties, the imposition of administrative penalties of $25,000, loss or suspension of the offending broker’s license, as well as exposure to civil liability to the consumer/borrower (including the imposition of actual and punitive damages).

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

Since We Are Not Regulated As a Bank, Our Members and Borrowers May Have Fewer Protections
Although we are engaged in mortgage lending, we and our affiliates are not banks and, accordingly, are not generally subject to the federal and state banking regulations, policies and oversight applicable to banks.  For example, banks are subject to federal regulation and examination by the Federal Deposit Insurance Corporation (FDIC), which insures bank deposits up to applicable limits.  The operations of banks are also subject to the regulation and oversight of the Federal Reserve Board and state banking regulators.  Banks are required to maintain a minimum level of regulatory capital in accordance with stringent guidelines established by federal law.  Federal and state banking agencies also regulate the lending practices, capital structure, investment practices and dividend policy of banks, among other things.

Because we and our affiliates are generally not subject to the capital requirements and other regulations and oversight applicable to banks, our members and borrowers may not have the same level of protections and safeguards afforded to owners and customers of banks.

Larger Loans May Result in Less Diversity and May Increase Risk
Investing in fewer, larger loans generally decreases diversification of the portfolio and increases the risk of loss and the possible reduction in profits and yield to our members in the case of a delinquency of such a loan.  However, since larger loans generally will carry a somewhat higher interest rate, our managers may determine, from time to time, that a relatively larger loan is advisable for us.  Our maximum investment in a loan will not exceed 10% of our then total gross offering proceeds.  As of December 31, 2014, the company held 52 loans secured by deeds of trust, with an aggregate face value of $19,185,660.  The average loan outstanding principal balance was approximately $368,955 as of December 31, 2014.  Average loan outstanding principal balance as of December 31, 2014, represented 1.89% of members’ capital and 1.92% of outstanding secured loans.  The size of the largest secured loan as of December 31, 2014, was approximately $1,600,000 and represented 8.19% of members’ capital, 8.34% of outstanding secured loans and 7.69% of our total assets.

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

If we have borrowed money to fund loans, increases in the prevailing rate may have an adverse effect.  If borrowed money bears interest at a variable rate, and we are making fixed rate loans, a rise in the prevailing rate could result in our having to pay more in interest on the borrowed money than we make on loans to our borrowers.  This may reduce our profitability, and, should the company default on its debt, may result in additional losses through forced liquidation of loans.

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

Moreover, we expect that the majority of our loans will not include prepayment penalties for a borrower paying off a loan prior to maturity.  The absence of a prepayment penalty in our loans may lead borrowers to refinance higher-interest rate loans in a market of falling interest rates.  This would then require us to reinvest the prepayment proceeds in loans or alternative short-term investments with lower interest rates and a corresponding lower yield to members.

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

We May Provide Loans to Borrowers Who Are in Default Under Other of Their Obligations
The cash flow and the income generated by the real property that is to secure the loan are factors affecting our decision to make a particular loan, as are the general creditworthiness, experience and reputation of the borrower.  For loans secured by real property, other than owner-occupied personal residences, those considerations are subordinate to a determination that the value of the real property is sufficient, in and of itself, as a source of repayment.  Accordingly, loans may be made to borrowers who are in default under other of their obligations (e.g., to consolidate their debts) or who do not have sources of income that would be sufficient to qualify for loans from other lenders such as banks or savings and loan associations.  There is a greater risk that such borrowers will default under loans we make to them.

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

Conflicts May Arise if We Participate in Loans With Other Programs Organized by Our Managers
In certain limited circumstances and subject to compliance with applicable regulations or guidelines, we may participate in loans with other programs organized by our managers, where we purchase a fractional undivided interest in a loan.  Our portion of the total loan may be smaller or greater than the portion of the loan made by the other programs.  You should be aware that participating in loans with other programs organized by our managers could result in a conflict of interest between us and our managers as well as between us and such other programs, in the event that the borrower defaults on the loan and our managers protect the interests of other programs, which they have organized, in the loan and in the underlying security.

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

INVESTMENT RISKS

Lack of Liquidity of Units Increases Their Risks
There are substantial restrictions on the transferability of the units.  You will not be free to sell or transfer your units at will, and they may not be acceptable by a lender as security for borrowing.  No public trading market for the units is expected to exist after the offering.  It is highly unlikely that a public trading market ever will develop.  The exemptions for secondary trading available under California Corporations Code §25104(h) will be withheld, but that there may be other exemptions to cover private sales by the bona fide owner for his or her own account without advertising and without being effected by or through a broker dealer in a public offering.  The California Commissioner of Corporations also imposes a restriction on sale or transfer, except to specified persons, because of the investor suitability standards that apply to a purchaser of units who is a resident of California. Units may not be sold or transferred without consent of the Commissioner, except to family members, other holders of units, and us.  Our operating agreement also imposes substantial restrictions upon your ability to transfer units.  The operating agreement provides you with a limited right to redeem units, subject to certain limitations and requirements.  The amount that a redeeming member will receive from the company is based on the lesser of the purchase price paid by the redeeming member or the redeeming member’s capital account balance as of the date of each redemption payment.  A capital account is a sum calculated for tax and accounting purposes, and may be greater than or less than the fair market value of such member’s interest in the company.  The fair market value of your units will be irrelevant in determining amounts to be paid upon redemption.  As described above, the amount received by a redeeming member may, under certain circumstances, be based on the member’s capital account balance as of the date of each redemption payment, rather than the date of the redemption request.  Accordingly, the amount paid to a member upon redemption may not reflect the redeeming member’s capital balance as of the date on which the redemption request was made.  In addition, your units may not be readily accepted as collateral for a loan. Consequently, you should consider the purchase of units only as a long-term investment.

You are Limited in Your Ability to Have Your Units Redeemed Under Our Unit Redemption Program
Our unit redemption program contains significant restrictions and limitations that limit your ability to redeem your units.  The number of units you may redeem per quarter will be subject to a maximum of the greater of 100,000 units or 25% of your units outstanding. In addition, we will not, in any calendar year, redeem from all of our members a total of more than 5% (or in any calendar quarter, redeem more than 1.25%) of the weighted average number of all units outstanding during the twelve-month period immediately prior to the date of the redemption.

Moreover, our managers reserve the right, in their sole discretion, at any time, to reject any request for redemption, or to suspend or terminate the acceptance of new redemption requests without prior notice, or to terminate, suspend or amend the unit redemption program upon 30-day notice.  Therefore, in making a decision to purchase units, you should not assume that you will be able to sell any of your units back to us pursuant to our redemption program.

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

We May Pay Distributions From Sources Other Than Cash Flow From Operating Activities Which Would Result in Fewer Funds Available to Invest in Mortgages and Could Reduce Our Members’ Overall Return
In the event we do not have enough cash flow from operating activities to fund our distributions, we may need to defer or reduce distributions or fund distributions from cash on hand, which may include proceeds from offerings and loan repayments from borrowers.  In 2014 and 2013, we did not generate enough cash flow from operating activities to fully fund distributions.  Therefore, some of those distributions were paid from sources other than cash flow from operating activities.  Distributions in excess of our cash flow from operating activities have been funded from cash on hand, which can include proceeds from offerings, loan repayments from borrowers, and borrowings, if any.

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

As of December 31, 2014, 55% ($10,607,529) of our loans were secured by properties located in the nine counties that comprise the San Francisco Bay Area.

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

The Formation Loan May Be Forgiven Under Certain Circumstances
We will loan to Redwood Mortgage Corp., a manager, funds in an amount equal to the sales commissions and amounts payable in connection with unsolicited sales.  The formation loan will be an unsecured loan that will not bear interest and will be repaid in annual installments.  During the offering period, Redwood Mortgage Corp. will make annual installments of one-tenth of the principal balance of the formation loan as of December 31 of the prior year.  Such payment will be due and payable by December 31 of the following year.  Prior to the termination of our offering of units, the principal balance of the formation loan will increase as additional sales of units are made each year.  Upon completion of the offering, the balance of the formation loan is expected to be repaid in 10 equal annual installments of principal, without interest, commencing on December 31 of the year following the year the offering terminates.

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

If Our Managers Lose or are Unable to Obtain Key Personnel or One or More of Their Key Personnel Decides to Compete With Us, Our Ability to Implement Our Strategic Plans Could be Impaired
We depend on the diligence, experience and skills of certain executive officers and other key personnel of our managers and their affiliates, including Michael R. Burwell, Diana B. Mandarino, Lorene A. Randich, and Thomas R. Burwell, for the selection, acquisition, structuring and monitoring of our lending and investment activities.  These individuals are not bound by employment agreements with the managers or with us.  If any of our managers’ key personnel were to cease their employment with them or their affiliates, our operating results could suffer.  One of our managers has obtained life insurance policies on Michael Burwell, one of their key personnel.  There is no assurance that such insurance will be sufficient to protect against events that may adversely affect our ability to implement our strategies.  We also believe that our future success depends, in large part, upon the ability of our managers or their affiliates to hire and retain highly skilled managerial, operational and marketing personnel.  We cannot assure you that they will be successful in attracting and retaining such personnel.  The loss of key personnel and the inability of our managers to hire any key person could harm our business, financial condition, cash flow and results of operations.

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

Changes in Tax Laws Could Have an Adverse Effect on Your Investment
Changes in federal, state or local tax law could have an adverse effect on the rate of return on your investment in our units or on the market value of our assets.  You are urged to consult with your own tax advisor with respect to the impact of recent legislation on your investment in units and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our units.  You should also note that our counsel’s tax opinion assumes that no legislation will be enacted after the date of the prospectus that will be applicable to an investment in our units.

ERISA RISKS

Risks of Investment by Benefit Plan Investors and Other Tax-Exempt Investors
In considering an investment in the units, if you are an employee benefit plan subject to the Employee Retirement Income Security Act of 1974, or ERISA, you should consider, among other things, (i) whether the investment satisfies the diversification requirements of Section 404(a)(1)(C) of ERISA; and (ii) whether the investment is prudent, since there may not be a market created in which you can sell or otherwise dispose of the units.  In addition if you are a tax-qualified pension or 401(k) plan or an IRA, you should consider (i) whether a distribution of units from a tax-qualified plan or IRA would be accepted by an IRA custodian as a rollover, and if not, the automatic 20% income tax withholding which the beneficiary may need to satisfy out of other assets that they own; and (ii) whether a required distribution from a tax-qualified plan or IRA commencing on the April 1 following the calendar year in which the beneficiary attains age 70½ or, with respect to a tax-qualified plan distribution, retires, if later, could cause the beneficiary to become subject to income tax that the beneficiary would need to satisfy out of other assets if such beneficiary were not able to transfer the units for cash.  Finally, all Benefit Plan Investors, including tax-qualified pension and 401(k) plans and IRAs should consider (i) whether the investment will impair the liquidity of your plan or other entity; and (ii) whether interests in us or the underlying assets owned by us constitute “plan assets” for purposes of Section 406 of ERISA or Section 4975 of the Code which could cause certain transactions with us to constitute non-exempt prohibited transactions. ERISA requires that the assets of a plan be valued at their fair market value as of the close of the plan year, and it may not be possible to adequately value the units from year to year, since there will not be a market for those units and the appreciation of any property may not be shown in the value of the units until we sell or otherwise dispose of our investments.

Item 1B – Unresolved Staff Comments

Because the company is not an accelerated filer, a large accelerated filer or a well-known seasoned issuer, the information required by Item 1B is not applicable.

Item 2 – Properties

As of December 31, 2014 and 2013, the company owned no properties.

Item 3 – Legal Proceedings

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust and to resolve disputes with borrowers, lenders, lien holders and mechanics.  None of these actions typically would be of any material importance.  As of the date hereof, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

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

Use of Public Offerings Proceeds

On November 18, 2008 and June 7, 2012, the company filed Registration Statements on Form S-11 with the Securities and Exchange Commission (SEC File Nos. 333-155428 and 333-181953) to offer up to 150,000,000 units ($150,000,000) of its membership interests to the public in its primary offering and 37,500,000 units ($37,500,000) to its members pursuant to its distribution reinvestment plan.  The 2012 filing was required under applicable SEC rules to enable us to continue to sell units in the offering.  The offering is ongoing and will terminate on December 4, 2015, unless prior to such date, we file a new registration statement in which event the offering will continue until the earlier of the effective date of the new registration statement or 180 days after December 4, 2015 (which is June 1, 2016).  If a new registration statement is declared effective, the offering will thereafter continue pursuant to such new registration statement.

As of December 31, 2014, we had sold 23,204,927 units in the offering, for gross offering proceeds of $23,204,927 (including units issued under our distribution reinvestment plan). The outstanding units are held by approximately 470 members.

From the total subscription proceeds of $22,433,798, syndication costs (the organizational and offering costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses, and filing fees) of approximately $953,000 have been billed to date.  Syndication costs are charged against members’ capital, and will be allocated to individual members consistent with the company’s operating agreement.

Sales commissions are not paid directly by the company out of offering proceeds.  Instead, the company loans to RMC amounts to pay all sales commissions and amounts payable in connection with unsolicited orders.  This loan is unsecured, and non-interest bearing and is referred to as the “formation loan.”  As of December 31, 2014 the company had made formation loans of $1,578,416, of which $1,255,600 remain to be collected.  The formation loan has been deducted from members’ capital on the balance sheet.  As amounts are received from RMC as payments on the loan, the deduction from capital will be reduced.

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

During 2014 and 2013 the company’s distributed annualized yield was 6.50%.  The company’s cash distributions to members (excluding redemptions) during 2014 and 2013 were $1,311,718 and $1,076,395, respectively.

In 2014 and 2013, we did not generate enough cash flow from operating activities to fully fund distributions.  In years when cash flow generated from operating activities was not sufficient to fully fund distributions, the distributions in excess of the company’s cash flow from operating activities were funded from cash on hand, which can include proceeds from offerings, loan repayments from borrowers, and borrowings, if any.

The difference between net income and cash distributions was due to the managers’ projections of net income using several variables which included but were not limited to, an average rate of return for the loan portfolio, turnover rate of the loan portfolio, the availability of quality loans for investment, the increase in member units, and the leverage obtained by holding costs steady while assets increase.  Provided the company continues to increase the amount of members’ units and becomes and remains fully invested in quality mortgage loans, this difference should diminish until eliminated (see “Performance Highlights”).

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

The company will attempt to redeem units quarterly, subject to certain limitations, and subject to the right of our managers, in their sole discretion, at any time, to reject any request for redemption, or to suspend or terminate the acceptance of new redemption requests without prior notice, or to terminate, suspend or amend the unit redemption program upon 30-day notice.

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

The company will not establish a reserve from which to fund redemptions.  The company's capacity to redeem member units upon request is restricted to the availability of company cash flow.  The company will not, in any calendar year, redeem more than 5% of the weighted average number of units outstanding during the twelve-month period immediately prior to the date of the redemption.

During the year ended December 31, 2014, requests to redeem 778,735 units were received, of which 548,317 units were redeemed per the limitations set forth above.  During the year ended December 31, 2013, requests to redeem 58,190 units were received, of which 58,190 were redeemed per the limitations set forth above.  The remaining portion of these redemptions will be made in subsequent quarters.  Redemptions due to members’ deaths were 300,000 units and 21,154 units during 2014 and 2013, respectively.

Item 6 – Selected Financial Data (Not included as smaller reporting company)

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the audited financial statements and notes thereto, which are included in Part II, Item 8 of this Report.

Managers and Other Related Parties

See Notes 1 (Organization and General) and 3 (Managers and Other Related Parties) to the financial statements included in Part II, Item 8 of this Report for a detailed presentation of the company activities for which related parties are compensated and related transactions, including the formation loan to RMC, which presentation is incorporated by this reference into this Item 7.

Critical Accounting Policies

See Note 2 (Summary of Significant Accounting Policies) to the financial statements included in Part I, Item 1 of this report for a detailed presentation of critical accounting policies, which presentation is incorporated by this reference into this Item 2.

Results of Operations

General Economic Conditions

As noted in the “California Economic Outlook: February 2015” published by Wells Fargo’s Economics Group:

“California’s economy continues to power forward, with many of the Golden State’s largest and most important industries gaining momentum over the course of 2014.  High-tech employers have shown no sign of slowing their hiring.  Employment in professional, scientific and technical services, the industry with the largest number of tech-related workers, grew 4.3 percent in 2014.  San Francisco, San Jose and San Diego are all benefitting from the strong growth in this major industry group.  Health services are also expanding rapidly and appear to have adjusted to the rollout of the Affordable Care Act with only minimal disruption.  Construction has picked up to keep pace with the rapidly expanding economy and demand for apartments, warehouse and office is rising solidly.  Home sales remain sluggish but the trend seems to be somewhat more positive than what we have seen nationwide.  Home price appreciation continues to run ahead of the national average, reflecting both stronger economic gains and a scarcity of developable land.”

“The office market in the state continues to flourish.  Employment in the construction industry in nonresidential buildings is up a whopping 9.6 percent from a year ago.”

“The multifamily sector continues to strengthen, which comes somewhat in contrast to the slowdown we have seen nationwide.  The apartment market is exceptionally strong in the Bay Area and San Diego.  Vacancy rates in San Jose, San Diego, Los Angeles and San Francisco are all below the national average, which is encouraging more growth in those markets.”

“CONCLUSION & OUTLOOK – California’s economy will continue to outperform the national average.  The surge in technology-related industries has had huge spillover effects in the Bay Area and San Diego, with construction projects cropping up to meet rising demand.  The state has proved to be much more than one-trick pony, however, with gains seen in most industries.  Life and health sciences also appear to be strengthening, while transportation & warehousing continue to pick up.  The housing market continues to show improvement and rising home prices should help boost consumption in a state where numerous homeowners had sizable wealth declines during the housing bust.  The state faces its fair share of challenges, but by most measures, they appear to be abating.  Drought has plagued the state’s famers and although water levels remain below normal, they have improved relative to a year ago.  Furthermore, the port dispute has now been resolved, with workers rapidly removing the backlog of goods, which should provide a boost to the Inland Empire.  The longer-run prospects for the state are favorable, as California is home to some to the most highly-skilled workers in the world, a key driver of growth that is unlikely to change any time soon.  Despite the high-cost environment, more people move into the state than move out of it, further reflecting the robust labor market and the abundance of high-paying jobs.”

As noted in the prior report “California Economic Outlook: November 2014” published by Wells Fargo’s Economics Group:

“Real GDP growth in the Golden State outpaced the nation in each of the past three years.  Although employment gains have moderated somewhat in 2014, overall job growth is poised to outpace the nation once again, suggesting that real GDP growth also outpace the nation in 2014.  Much of the state’s strongest gains continue to be concentrated in San Jose and San Francisco, although other metro areas such as San Diego and Fresno have also seen conditions improve considerably over the past year.  Growth in the tech sector is spilling over into other parts of the economy and construction activity has ramped up to meet the growing needs of the state’s expanding population base and recovering economy.  Home prices have rebounded across the state and incomes are rising at the strongest pace since the recovery.”

“California continues to attract a great deal of business investment, particularly in the information technology, life sciences and entertainment industries. Tourism has also improved, with international and domestic visitor counts rising.”

In the publication “California Employment Conditions: January 2015” the Wells Fargo Economics Group notes:

“California is the largest state in the nation by population and has a remarkably diverse economy, which contributes to a wide range of employment growth rates across regions.  The strongest employment gains in 2014 tended to be concentrated in the larger metro areas, with Los Angeles coming in slightly below average, on a percentage basis.  San Jose, San Francisco, and San Diego all grew faster than the state and national averages, with the Inland Empire essentially tracking the average.  High-tech employment continues to lead hiring across the state, with some of the largest gains predictably seen in the Bay Area.”

Performance Highlights

Since the inception of operations in the 4th quarter of 2009, the company has raised member capital at a moderate, steady pace.  Members' capital at December 31, 2014, was approximately $19,522,000, an increase of $3,879,000 since December 31, 2013 ($2,006,000 for 2013 to 2012).  Our investment in mortgage loans is increasing steadily since commencement of operations.  Mortgage loan balances grew to approximately $19,186,000 at December 31, 2014, an increase of $4,488,000 since 2013 ($2,807,000 for 2013 to 2012).

Net income for 2014 increased by approximately $209,000 over 2013.  Revenue from the collection of interest on loans, net for 2014 increased by approximately $299,000 over 2013 due to the growth of the secured loan portfolio. Operating expenses for 2014 increased by approximately $93,000 over 2013 due to the growth of the secured loan portfolio, increase in members’ capital, and changes in amounts charged by and reimbursements received from managers.  Mortgage servicing fees for 2014 increased by approximately $9,000 over 2013; asset management fees increased by approximately $37,000 over 2013; and professional services for 2014 increased by approximately $77,000 over 2013. Prior to 2014, the managers, at their sole discretion, had absorbed the company’s professional services fees and had waived a portion of the company’s asset management fees collectable by the managers.  These increases were offset in part by a reduction in the operating costs charged by the manager.

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

RMI IX was launched during the Great Recession and with that backdrop in mind we have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that will create a mortgage portfolio that has substantial protective equity (i.e. safety margins to outstanding debt) as indicated by the overall conservative loan to value ratio (LTV) which at December 2014 was 54%.  Thus per the appraisal-based valuations at the time of loan inception, borrowers have in the aggregate, equity of 46% in the property, and we as lenders have lent in the aggregate, 54% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.  See Note 4 (Loans) to the financial statements included in Part II, Item 8 of this report for a presentation regarding our portfolio’s LTV at loan closing.

The company continues to conservatively underwrite mortgage loan opportunities with the goal of building a mortgage loan portfolio consistent with the company’s primary objectives to make investments which will yield a high rate of return from mortgage lending, preserve and protect our capital, and generate and distribute cash flow, with the expectation of consistent, on-time mortgage payments.

Key Performance Indicators

Key Performance Indicators are presented in the following table for 2014, 2013 and 2012.

	2014	2013	2012
Secured loans – end of period	$19,185,660	$14,698,430	$11,891,017
Secured loans – average daily balance	$16,548,000	$12,648,000	$8,708,000

Members’ capital, gross – end of period	$21,720,875	$17,362,065	$15,233,141
Members’ capital, gross – average balance	$19,537,000	$16,176,000	$13,077,000

Interest on loans, gross	$1,474,888	$1,208,186	$813,461
Percent(1)	8.91%	9.55%	9.34%
Percent(2)(3)	7.47%	7.39%	6.16%

Amortization of loan administration fees	$111,371	$143,605	$67,722
Percent(1)	0.67%	1.14%	0.78%
Percent(2)(3)	0.56%	0.88%	0.51%

Interest on loans, net	$1,363,517	$1,064,581	$745,739
Percent(1)	8.24%	8.42%	8.56%
Percent(2)(3)	6.91%	6.52%	5.65%

Provision for loan losses	$—	$—	$—
Percent(1)	—%	—%	—%

Total operating expenses	$280,368	$187,139	$124,931
Percent(1)	1.69%	1.48%	1.43%
Percent(2)(3)	1.42%	1.15%	0.95%

Net income	$1,093,723	$884,623	$626,617
Percent(1)	6.61%	7.00%	7.20%
Percent(2)(3)	5.54%	5.41%	4.74%

Member Distributions	$1,311,718	$1,076,395	$854,800
Percent(1)	7.93%	8.51%	9.82%
Percent(4)	6.50%	6.50%	6.50%

Member Redemptions	$548,317	$58,190	$—

(1)	Percent of secured loans – average daily balance, annualized
(2)	Percent of members’ capital, gross – average balance, annualized
(3)	Percent based on the net income available to members (excluding 1% of profits and losses allocated to managers)
(4)	Percent credited to and distributed from members’ capital accounts on members’ statements

Loans – End-of-Period Balance

The 2014 end-of-period secured loan balance of $19,185,660 was an increase of approximately 31% ($4.5 million) over 2013’s $14,698,430, which was up approximately 24% ($2.8 million) from 2012’s $11,891,017.  The increases in the balance of the secured loan portfolio are due to increased members’ capital available for lending and increased investment in California real estate markets, which expands the market for new loans.  Secured loans as a percent of members’ capital (based on average daily balances) were 85%, 79%, and 67% for 2014, 2013, and 2012, respectively.

Loan funding in 2014 was $14,001,250, down 10% ($1.5 million) from 2013’s $15,542,476, which was up 45% ($4.8 million) from 2012’s $10,711,463 (See “Liquidity and Capital Resources”).  The increase in loan funding from 2012 to 2014 is due to the increase in members’ capital available to fund loans.

Principal and advances collected in 2014 were $9,514,020, down 25% ($3.2 million) from 2013’s $12,735,063, which was up 80% ($5.6 million) over 2012’s $7,073,774 (See “Liquidity and Capital Resources”).

- Interest on Loans - Gross

Gross interest income in 2014 was $1,474,888, up 22% ($267,000) from 2013’s $1,208,186, which was up 49% ($395,000) from 2012’s $813,461.  The increases in gross income interest for the period 2012 through 2014 are due principally to increases in the balance of the secured loan portfolio and secured loan portfolio’s strong payment history to date, which has resulted in no loans being designated non-accrual.

- Interest on Formation Loan / Imputed Interest

Imputed interest on formation loan in 2014 was $25,958, up approximately 2% ($386) from 2013’s $25,572, which was up approximately 26% ($5,253) from 2012’s $20,319.

- Provision for Loan Losses

Provision for loan losses were $0 for 2014, 2013, and 2012.  At December 31, 2014, 2013, and 2012, the company had not recorded a provision for loan losses as no loans were designated as impaired, and all loans had protective equity such that at December 31, 2014, 2013, and 2012, collection was deemed probable for amounts owing (See “Provision for loan losses/allowance for loan losses” and Note 4  “Loans – Delinquency”).

Total Operating Expenses

Total operating expenses for 2014 were $280,368, up approximately 50% ($93,000) from 2013’s $187,139, which was up approximately 50% ($62,000) from 2012’s $124,931.  The increase in total operating expenses is due to growth in the average balance of the secured loan portfolio and the associated increase in mortgage servicing fees, asset management fees, and professional fees.

Mortgage servicing fees for 2014 were $40,762, up approximately 29% ($9,000) from 2013’s $31,590, which was an increase of approximately 47% ($10,000) over 2012’s $21,537.  Asset management fees for 2014 were $37,454.  Asset management fees were waived in full for 2013 and 2012.  Professional services for 2014 were $99,449, up approximately 350% ($77,000) from 2013’s $22,237, which was up approximately 47% ($7,000) from 2012’s $15,144 (See “Operating Results”).

Members’ Capital – End-of-Period Capital Balance

The end-of-period gross members’ capital balance for 2014 was $21,720,875, up 25% ($4.4 million) from 2013’s $17,362,065, which was up 14% ($2.1 million) from the 2012’s $15,233,141.

- Member Contributions

Member contributions to capital in 2014 were $5,240,745, up 170% ($3.3 million) from 2013’s $1,943,264, which was down 48% ($1.8 million) from 2012’s $3,770,074 (See “Cash Receipts and Disbursement”).

- Member Distributions

Member distributions for 2014 were $1,311,718, up 22% ($235,000) from 2013’s $1,076,395, which was up 26% ($222,000) from 2012’s $854,800.

The year-over-year increases in member distributions for the period 2012 through 2014 were due to the increases in members’ capital balance over that same period.

- Member Redemptions

Member redemptions, including redemptions due to members’ deaths, for 2014 were $548,317, up 842% ($490,000) from 2013’s $58,190, which was up from 2012’s $0.  Redemptions due to members’ deaths for 2014 were 300,000 units, up from 21,154 units redeemed due to members’ deaths in 2013.

Analysis and discussion of income/(loss) from operations

The company’s operating results are discussed below for the years ended December 31, 2014, 2013, and 2012.

	2014	2013	2012
Revenue, net
Interest income
Loans	$1,363,517	$1,064,581	$745,739
Imputed interest on formation loan	25,958	25,572	20,319
Total interest income	1,389,475	1,090,153	766,058

Interest expense, amortization of discount
on formation loan	25,958	25,572	20,319
Net interest income	1,363,517	1,064,581	745,739

Late fees	10,424	7,031	5,409
Other	150	150	400
Total revenues, net	1,374,091	1,071,762	751,548

Provision for loan losses	—	—	—

Operating expenses
Mortgage servicing fees	40,762	31,590	21,357
Asset management fees	37,454	—	—
Costs through RMC	79,403	119,136	74,464
Professional services	99,449	22,237	15,144
Other	23,300	14,176	13,966
Total operating expenses	280,368	187,139	124,931

Net income	$1,093,723	$884,623	$626,617

Please refer to the above table and the Statements of Income in the financial statements in Part II, Item 8 of this report, throughout the discussions of Results of Operations.

At December 31, 2014, the Secured loans – average daily balance for the year ended increased approximately $3,900,000, or approximately 31% over average daily balance for the year ended December 31, 2013.  Interest on loans, net increased $299,000 (28%) and Net Income increased $209,000 (24%), as the company’s increasing interest income from its increasing loan balances was offset in part by a reduced level of expense support from RMC (At its sole discretion, RMC may incur expenses otherwise to be incurred by the company or may waive fees and reimbursements from the company to which RMC is entitled).  Operating expenses as a percent of interest on loans, net was 21%, 18% and 17% in 2014, 2013 and 2012, respectively.  As loan balances continue to increase, operating expenses as a percent of interest on loans, net will likewise decline (even with reduced levels of expense support from RMC).

At December 31, 2013, the Secured loans – average daily balance for the year ended increased approximately $3,940,000, or approximately 45% over average daily balance for the year ended December 31, 2012.  Interest on loans, net increased $319,000 (43%) and Net Income increased $258,000 (41%) as the company’s increasing interest income from its increasing loan balances was offset in part by a reduced level of expense support from RMC. (At its sole discretion, RMC may incur expenses otherwise to be incurred by the company or may waive fees and reimbursements from the company to which RMC is entitled).

Significant changes to income or expense areas for the year ended December 31, 2014 compared to the same period in 2013 are summarized in the following table.

	Interest
	Income	Other	Operating	Net
	Loans	Income	Expenses	Income
Year ended December 2014	$1,363,517	$10,574	$280,368	$1,093,723
Year ended December 2013	1,064,581	7,181	187,139	884,623
Change	298,936	3,393	93,229	209,100
Percent Change from Previous Year(1)	28%	47%	50%	24%

Explanation of change
Loan Balance Increase	370,456	—	9,172	361,284
Loan Portfolio Effective Yield Rate	(67,034)	—	—	(67,034)
Late Fees	—	3,393	—	3,393
Asset Management Fee Rate	—	—	37,454	(37,454)
Cost Allocation Adjustments	—	—	(39,733)	39,733
Professional Fees	—	—	77,212	(77,212)
Income Tax Payments	—	—	7,000	(7,000)
Other	(4,486)	—	2,124	(6,610)
Change	$298,936	$3,393	$93,229	$209,100

(1)	The percent change based on a year-by-year comparison

Significant changes to income or expense areas for the year ended December 31, 2013 compared to the same period in 2012 are summarized in the following table.

	Interest
	Income	Other	Operating	Net
	Loans	Income	Expenses	Income
Year ended December 2013	$1,064,581	$7,181	$187,139	$884,623
Year ended December 2012	745,739	5,809	124,931	626,617
Change	318,842	1,372	62,208	258,006
Percent Change from Previous Year(1)	43%	24%	50%	41%

Explanation of change
Loan Balance Increase	366,420	—	10,233	356,187
Loan Portfolio Effective Yield Rate	17,416	—	—	17,416
Late Fees	—	1,622	—	1,622
Cost Allocation Adjustments	—	—	44,672	(44,672)
Professional Fees	—	—	7,093	(7,093)
Other	(64,994)	(250)	210	(65,454)
Change	$318,842	$1,372	$62,208	$258,006

(1)	The percent change based on a year-by-year comparison

Revenue – Interest on loans

In 2014 interest on loans increased due to growth of the secured loan portfolio.  The decrease in average yield rates is due to the increased volume of loans made at competitive market rates.

In 2013 interest on loans increased due to growth of the secured loan portfolio, offset in part by a significant volume (by value) of early payoffs by borrowers that resulted in an acceleration of the amortization of the loan administration fees and a high turnover rate for the secured loan portfolio.  The volume of early payoffs was due in large part to rehabilitation loans with terms of one-year or less purchased from a third party.  The last of these loans paid off in 2014.

The average secured loan balance, the stated portfolio average yield and the effective average yield rate for 2014, 2013 and 2012, are shown in the table below.

	2014	2013	2012
Secured loans – end of period	$19,185,660	$14,698,430	$11,891,017
Secured loans – average daily balance(1)	$16,548,000	$12,648,000	$8,708,000
Interest on loans, gross	1,474,888	1,208,186	813,461
Amortization loan administration fees	111,371	143,605	67,722
Interest on loans, net	1,363,517	1,064,581	745,739
Portfolio Average Yield Rate	9.0%	9.5%	9.3%
Effective Average Yield Rate	8.9%	9.5%	9.3%

(1)	Portfolio Review – See Note 4 (Loans) to the financial statements included in Part II, Item 8 of this report for a detailed presentation on the secured loan portfolio.

The end-of-period secured loans balance increased approximately $4,500,000 for 2014 compared to 2013 ($2,800,000 for 2013 to 2012).  The Members’ Capital balance increased approximately $4,400,000 for 2014 compared to 2013 ($2,100,000 for 2013 to 2012), which enabled the increase in secured loans balances.  The average yield rate of the portfolio decreased 0.5% for 2014 compared to 2013 (increased 0.2% for 2013 to 2012) as the company funded longer term, lower interest rate loans.  The longer term and lower interest rates resulted from exiting a program in which RMC arranged for the purchase of loans from an unaffiliated lender who was the servicer of the loans.  These loans generally were secured by first deeds of trust on single-family real property located in California, were short term (5-11 months) and carried a note rate of 9% to 11%.

Imputed interest on formation loan/interest expense – amortization of discount

RMC repaid $97,260 ($8,366 of which was paid subsequent to December 31, 2014) and $93,141 of the formation loan in 2014 and 2013, respectively, based upon each of the prior year-end loan balances. Imputed interest income and the related amortization of discount were recorded based upon the repayment received and the increasing loan balance due to member units sold.

Provision for loan losses/allowance for loan losses

At December 31, 2014 and 2013, the company had not recorded an allowance for loan losses as no loans were designated as impaired, and all loans had protective equity such that at December 31, 2014 and 2013, collection was deemed probable for amounts owing.

Operating Expenses

Operating expenses as a percent of “Total revenues, net” for the years 2014 and 2013 were 20% and 17%, respectively.

 – Mortgage servicing fees

The increase in mortgage servicing fees for 2014 and 2013 of $9,172 and $10,233, respectively, is consistent with the increases in the average daily secured loan portfolio of $3,900,000 and $3,940,000 for 2014 and 2013, respectively, noted above in Revenue – Interest on loans, at the annual rate of 0.25%.

 – Asset management fees

RMC at its sole discretion, waived asset management fees during 2014 and 2013, of $113,115 and $124,100, respectively.  There is no assurance RMC will waive its right to receive such fees in future periods.

 – Costs through RMC

The decrease in costs reimbursed to RMC in 2014 was primarily due to a revision in the managers expense allocation of qualifying charges (includes but is not limited to, salaries, compensation, travel expenses, fringe benefits, rent, insurance, depreciation and outside services), done in accordance with the operating agreement, as well as certain costs being absorbed by the managers, which it may do from time to time in its sole discretion.

The increase in costs from RMC in 2013 was due to reimbursement of qualifying charges (includes but is not limited to, salaries, compensation, travel expenses, fringe benefits, rent, insurance, depreciation and outside services), permitted in the company’s operating agreement, some of which RMC chose not to request reimbursement for in 2012, which it may do from time to time in its sole discretion.

 – Professional services

Professional fees consists primarily of legal, audit, and tax expenses, which prior to 2014 had been paid by RMC at its sole discretion, and for which reimbursement could have been requested.

The increase in professional services for 2013 was primarily due to legal fees related to periodic SEC filings, which, prior to April 2013, had been paid by RMC at its sole discretion, and for which reimbursement could have been requested.

– Other Fees

Other fees consists primarily of state tax expenses, which increased by $7,000 for the year ended December 31, 2014 due to the increase in revenue during 2013 of 43%.  The company is currently in the second-highest tax bracket of the LLC fee structure.

Summary Comparison – Quarter over quarter

Significant changes to income or expense items for the three-month period ended December 31, 2014 compared to the three-month period ended September 30, 2014 is summarized in the following table.

	Interest
	Income	Other	Operating	Net
	Loans	Income	Expenses	Income
Three months December 2014	$374,061	$2,933	$13,916	$363,078
Three months September 2014	341,278	3,314	77,741	266,851
Change	32,783	(381)	(63,825)	96,227
Percent Change from Previous Quarter	10%	(11)%	(82)%	36%

Explanation of change
Loan Balance Increase	19,813	—	—	19,813
Loan Portfolio Effective Yield Rate	8,563	—	—	8,563
Audit and Other Costs Reimbursed by Manager	—	—	(77,347)	77,347
Other	4,407	(381)	13,522	(9,496)
Change	$32,783	$(381)	$(63,825)	$96,227

Significant changes to interest on loans for the three month period ended December 31, 2014 compared to the three-month period ended September 30, 2014 is summarized in the following table.

	Three months ended
	December 31,	September 30,
Secured loans – end of period	$19,185,660	$17,641,037
Secured loans – average daily balance	$18,052,585	$17,125,667
Interest on loans, gross	404,805	366,153
Amortization of loan administration fees	30,744	24,875
Interest on loans, net	374,061	341,278
Portfolio Average Interest Rate(1)	8.75%	8.83%
Effective Average Yield Rate(2)	8.97%	8.55%

(1)	Weighted daily average of loans stated note interest rate and principal balance for the entire loan portfolio.
(2)	Annualized yield rate of interest on loans, gross and daily average secured loan balance.

Loans/Allowance for Loan Losses

See Note 4 (Loans) to the financial statements included in Part II, Item 8 of this report for detailed presentations on the secured loan portfolio and on the allowance for loan losses, which presentations are incorporated by this reference into this Item 7.

Liquidity and Capital Resources

The company relies upon sales of units, loan payoffs, borrowers’ monthly principal and interest payments, and, to a lesser degree and, if obtained, a line of credit for the source of funds for loans.  We expect cash generated from borrower payments of principal and interest as well as loan payoffs will exceed operating expenses, earnings distributed to members and unit redemptions.  Excess cash flow, if any, will be invested in new loan opportunities.

Generally, within a broad range, the company’s rates on mortgage loans is not affected by market movements in interest rates.  If, as expected, we make primarily fixed rate loans, and interest rates were to rise, a possible result would be a slower prepayment rate for the company’s loans.  This increase in the duration of the time loans are on the books may reduce overall liquidity, which itself may reduce the company's investment into loans at higher interest rates.  Conversely, if interest rates were to decline, we could see a significant increase in borrower prepayments.  If we then obtain new loans at lower rates of interest it would possibly result in lower yield to members.

The company’s loans generally have shorter maturity terms than typical mortgages.  As a result, constraints on the ability of our borrowers to refinance their loans at maturity possibly would have a negative impact on their ability to repay their loans.  In the event a borrower is unable to repay at maturity, the company may consider extending the term through a loan modification or foreclosing on the property.  As a reduction in loan repayments would reduce the company’s cash flows and restrict the company’s ability to invest in new loans and/or, if ongoing for an extended period, provide earnings distributions and redemptions of members’ capital.

The company will experience a relative increase in liquidity if and when additional subscriptions for units are received and a relative decrease in liquidity as net offering proceeds are expended in connection with the funding and acquisition of loans and the payment or reimbursement of organization and offering expenses.

Contractual Obligations

At December 31, 2014 the company had no contractual obligations, except to reimburse RMC for syndication costs.  As of December 31, 2014, approximately $2,111,000 was to be reimbursed to RMC contingent upon future sales of member units.  See Note 3 (Managers and Other Related Parties-Syndication Costs) and Note 5 (Commitments and Contingencies, Other Than Loan Commitments and Syndication Costs) to the financial statements included in Part II, Item 8 of this report for a detailed presentation on commitments and contingencies, which presentation is incorporated by this reference into this Item 7.

Cash Receipts and Disbursement

Cash receipts and disbursements by business activity are presented in the following table.

	2014	2013	2012
Members’ capital
Receipts - Contributions	$5,240,744	$1,943,264	$3,770,074

Disbursement
Distributions, net	(1,155,400)	(606,891)	(478,169)
Syndication costs, net	(200,047)	(83,664)	(167,534)
Formation loan, net	(284,833)	(41,755)	(190,191)
	(1,640,280)	(732,310)	(835,894)
Cash – Members’ capital, net	3,600,464	1,210,954	2,934,180

Loan principal/advances/interest
Receipts
Principal & advances collected	9,514,020	12,735,063	7,073,774
Interest received, net	1,305,420	1,020,203	680,514
Other loan income	10,574	7,181	5,809
	10,830,014	13,762,447	7,760,097
Disbursements
Loan funding	(14,001,250)	(15,542,476)	(10,711,463)
Advances made	(11,268)	939	(1,909)
	(14,012,518)	(15,541,537)	(10,713,372)
Cash – loans, net	(3,182,504)	(1,779,090)	(2,953,275)

Operating expenses	(330,276)	(219,770)	(115,697)

Net change in cash	$87,684	$(787,906)	$(134,792)

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

The company allocates its profits, after syndication costs, to member distributions.  The table below shows distributions reinvested by members under the distribution reinvestment plan, cash distributions to members, the total distributions to members, and the percent of members’ capital electing cash distribution for 2014, 2013, and 2012.

	2014	2013	2012
Reinvesting	$713,481	$533,960	$381,811
Distributing	598,237	542,435	472,989
Total	$1,311,718	$1,076,395	$854,800

Percent of members’ capital, electing distribution	46%	50%	55%

Net Income/Member Distributions

The company’s distributed annualized yield was 6.50% during 2014 and 2013.  The company’s cash distributions for members (excluding redemptions) during 2014 and 2013 were $1,311,718 and $1,076,395, respectively.  To determine the amount of cash to be distributed in any specific month, the company relies in part on its annual forecast of profits, which takes into account the difference between the forecasted and actual results in the prior year and the requirement to maintain a cash reserve.

In calendar quarters in which we did not generate cash flow from operating activities sufficient to fully fund distributions, distributions in excess of our cash flow from operating activities were funded from cash on hand, which includes proceeds from offerings and loan payments from borrowers.

Net income recorded during 2014 and 2013 for members was $1,082,786 and $875,777, respectively.  The difference between net income and cash distributions was due to the managers’ projections of net income using several variables which included but were not limited to an average rate of return for the loan portfolio, turnover rate of the loan portfolio, and the availability of quality loans for investment.  Provided the company becomes and remains fully invested in quality mortgage loans, this difference should diminish until eliminated.

Unit redemption program

Members have no right to withdraw from the company or to obtain the return of their capital account for at least one year from the date of purchase of units, with the limited exception in the event of a death of a member.  In order to provide our members with a certain degree of liquidity, we have adopted a unit redemption program.  Generally, one year after purchasing your units, a member may redeem all or part of its units, subject to certain significant restrictions and limitations.  At that time, we may, subject to the significant restrictions and limitations described below, redeem the units presented for redemption to the extent that we have sufficient cash flow available to us to fund such redemption.  The price paid for redeemed units will be based on the lesser of the purchase price paid by the redeeming member or the member's capital account balance as of the date of each redemption payment.  For redemptions beginning after one year (but before two years), the redemptions will be calculated as 92% of purchase price or 92% of the capital account balance, whichever is less.  Beginning after each of the subsequent years, the redemption percentages will increase to 94%, 96%, 98% and 100%, respectively, of the purchase price or capital account balance, whichever is less.  Notwithstanding the foregoing, with respect to any redemption, the number of units that may be redeemed per quarter per individual member will be subject to a maximum of the greater of 100,000 units or 25% of the member's units outstanding.  For redemption requests requiring more than one quarter to fully redeem, the percentage discount amount that applies when the redemption payments begin will continue to apply throughout the entire redemption period and will apply to all units covered by such redemption request regardless of when the final redemption payment is made.  Under our unit redemption program, in the event of an investor’s death, his or her heirs are provided with an option to redeem all or a portion of the investor’s units without penalty, regardless of the time elapsed since the date of purchase.

The table below sets forth the company’s capital redemptions for 2014, 2013, and 2012.

	2014	2013	2012
Capital redemptions-without penalty	$446,169	$42,140	$—
Capital redemptions-subject to penalty	102,148	16,050	—
Total	$548,317	$58,190	$—

While the managers have set an estimated value for the units, such determination may not be representative of the ultimate price realized by a member for such units upon sale.  No public trading market exists for the units and none is likely to develop.  Thus, there is no certainty the units can be sold at a price equal to the stated value of the capital account.

Net cash provided by (used in) operating activities, net income, and distributions to members, from inception to December 31, 2014, are summarized in the following table.

					Percent of
					Distributions
					Paid From	Percent of
	Net Cash				Net Cash	Net
	Provided by				Provided by	Income
Quarters	(Used In)		Distributions	Distributions	(Used In)	Covering
ending by	Operating	Net	To	To	Operating	Total
Year	Activities	Income	Members(1)	Managers	Activities	Distributions

2009 - 2011	$603,570	$97,691	$818,679	$1,797	74%	85%

2012
Mar. 31	170,559	159,935	191,236	—	89	84
Jun. 30	114,514	103,257	205,097	5,180	56	49
Sep. 30	92,938	139,090	219,263	—	42	63
Dec. 31	190,706	224,335	239,204	—	80	94
	568,717	626,617	854,800	5,180	67	73
2013
Mar. 31	198,925	223,791	257,733	—	77	87
Jun. 30	224,856	189,221	265,554	—	85	71
Sep. 30	182,068	186,731	270,505	6,266	67	67
Dec. 31	200,802	284,880	282,603	—	71	101
	806,651	884,623	1,076,395	6,266	75	82
2014
Mar. 31	248,421	201,846	297,916	—	83	68
Jun. 30	182,097	261,947	314,533	—	58	83
Sep. 30	270,702	266,851	337,647	8,846	80	79
Dec. 31	281,395	363,079	361,622	—	78	100
	982,615	1,093,723	1,311,718	8,846	75	83

Program to date	$2,961,553	$3,302,654	$4,061,592	$22,089	73%	81%

(1)	Includes distributions reinvested pursuant to our Distribution Reinvestment Plan.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk (Not included as smaller reporting company)

Item 8 – Financial Statements and Supplementary Data

A – Financial Statements

The following financial statements of Redwood Mortgage Investors IX, LLC are included in Item 8:

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets – December 31, 2014 and 2013
•	Statements of Income for the years ended December 31, 2014 and 2013
•	Statements of Changes in Members’ Capital for the years ended December 31, 2014 and 2013
•	Statements of Cash Flows for the years ended December 31, 2014 and 2013
•	Notes to Financial Statements

B – Financial Statement Schedules

No financial statement schedules are required to be filed because Redwood Mortgage Investors IX, LLC is a smaller reporting company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members
Redwood Mortgage Investors IX, LLC
San Mateo, California

We have audited the accompanying balance sheets of Redwood Mortgage Investors IX (a Delaware limited liability company) as of December 31, 2014 and 2013 and the related statements of income, changes in members' capital and cash flows for each of the years in the two-year period ended December 31, 2014. These financial statements are the responsibility of Redwood Mortgage Investors IX's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Redwood Mortgage Investors IX is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Redwood Mortgage Investors IX's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redwood Mortgage Investors IX as of December 31, 2014 and 2013 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

ArmaninoLLP
San Ramon, California
March 31, 2015

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Balance Sheets
December 31, 2014 and 2013

ASSETS

	2014	2013
Cash and cash equivalents	$1,264,314	$1,176,630

Loans, secured by deeds of trust
Principal	19,185,660	14,698,430
Advances	12,307	1,039
Accrued interest	144,277	112,521
Total loans	19,342,244	14,811,990

Receivable from affiliate	77,347	15,037
Prepaid expenses	—	25,000
Loan administration fees, net	117,686	91,344

Total assets	$20,801,591	$16,120,001

LIABILITIES, INVESTORS IN APPLICANT STATUS, AND MEMBERS’ CAPITAL

Liabilities
Accounts payable	$319	$275
Payable to affiliate	—	15,650
Total liabilities	319	15,925

Investors in applicant status	1,257,000	443,350

Members’ capital
Members’ capital, subject to redemption, net	19,521,537	15,642,516
Managers’ capital, net	22,735	18,210
Total members’ capital	19,544,272	15,660,726

Total liabilities, investors in applicant status and members’ capital	$20,801,591	$16,120,001

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Income
For the Years Ended December 31, 2014 and 2013

	2014	2013
Revenues
Interest income
Loans	$1,363,517	$1,064,581
Imputed interest on formation loan	25,958	25,572
Total interest income	1,389,475	1,090,153

Interest expense – amortization of discount on formation loan	25,958	25,572
Net interest income	1,363,517	1,064,581

Late fees	10,424	7,031
Other	150	150
Total revenues, net	1,374,091	1,071,762

Provision for loan losses	—	—

Operating expenses
Mortgage servicing fees	40,762	31,590
Asset management fees	37,454	—
Costs through RMC	79,403	119,136
Professional services	99,449	22,237
Other	23,300	14,176
Total operating expenses	280,368	187,139
Net income	$1,093,723	$884,623

Net income
Managers (1%)	$10,937	$8,846
Members (99%)	1,082,786	875,777
	$1,093,723	$884,623

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Changes in Members’ Capital
For the Years Ended December 31, 2014 and 2013

		Members
	Investors
	In		Unallocated
	Applicant		Syndication	Formation
	Status	Capital	Costs	Loan	Capital, net
Balances at December 31, 2012	$355,750	$15,233,141	$(664,520)	$(931,406)	$13,637,215
Contributions on application	1,937,802	—	—	—	—
Contributions admitted to members' capital	(1,850,202)	1,850,202	—	—	1,850,202
Premiums paid on application by RMC	3,570	—	—	—	—
Premiums admitted to members' capital	(3,570)	3,570	—	—	3,570
Net income	—	875,777	—	—	875,777
Earnings distributed to members	—	(1,076,395)	—	—	(1,076,395)
Earnings distributed used in DRIP	—	533,960	—	—	533,960
Member's redemptions	—	(58,190)	—	—	(58,190)
Formation loan funding	—	—	—	(134,896)	(134,896)
Formation loan payments received	—	—	—	93,141	93,141
Syndication costs incurred	—	—	(82,827)	—	(82,827)
Early withdrawal penalties	—	—	401	558	959

Balances at December 31, 2013	$443,350	$17,362,065	$(746,946)	$(972,603)	$15,642,516
Contributions on application	5,223,978	—	—	—	—
Contributions admitted to members' capital	(4,417,328)	4,417,328	—	—	4,417,328
Premiums paid on application by RMC	12,250	—	—	—	—
Premiums admitted to members' capital	(5,250)	5,250	—	—	5,250
Net income	—	1,082,786	—	—	1,082,786
Earnings distributed to members	—	(1,311,718)	—	—	(1,311,718)
Earnings distributed used in DRIP	—	713,481	—	—	713,481
Member's redemptions	—	(548,317)	—	—	(548,317)
Formation loan funding	—	—	—	(373,728)	(373,728)
Formation loan payments received	—	—	—	88,895	88,895
Syndication costs incurred	—	—	(198,046)	—	(198,046)
Early withdrawal penalties	—	—	1,254	1,836	3,090

Balances at December 31, 2014	$1,257,000	$21,720,875	$(943,738)	$(1,255,600)	$19,521,537

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Changes in Managers’ Capital
For the Years Ended December 31, 2014 and 2013

	Managers
		Unallocated		Total
		Syndication		Members’
	Capital	Costs	Capital, net	Capital
Balances at December 31, 2012	$21,321	$(6,712)	$14,609	$13,651,824
Contributions on application	—	—	—	—
Contributions admitted to members' capital	1,854	—	1,854	1,852,056
Premiums paid on application by RMC	—	—	—	—
Premiums admitted to members' capital	—	—	—	3,570
Net income	8,846	—	8,846	884,623
Earnings distributed to members	(6,266)	—	(6,266)	(1,082,661)
Earnings distributed used in DRIP	—	—	—	533,960
Members’ redemptions	—	—	—	(58,190)
Formation loan funding	—	—	—	(134,896)
Formation loan payments received	—	—	—	93,141
Syndication costs incurred	—	(837)	(837)	(83,664)
Early withdrawal penalties	—	4	4	963

Balances at December 31, 2013	$25,755	$(7,545)	$18,210	$15,660,726
Contributions on application	—	—	—	—
Contributions admitted to members' capital	4,422	—	4,422	4,421,750
Premiums paid on application by RMC	—	—	—	—
Premiums admitted to members' capital	—	—	—	5,250
Net income	10,937	—	10,937	1,093,723
Earnings distributed to members	(8,846)	—	(8,846)	(1,320,564)
Earnings distributed used in DRIP	—	—	—	713,481
Members’ redemptions	—	—	—	(548,317)
Formation loan funding	—	—	—	(373,728)
Formation loan payments received	—	—	—	88,895
Syndication costs incurred	—	(2,001)	(2,001)	(200,047)
Early withdrawal penalties	—	13	13	3,103

Balances at December 31, 2014	$32,268	$(9,533)	$22,735	$19,544,272

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Statements of Cash Flows
For the Years Ended December 31, 2014 and 2013

	2014	2013
Operations
Interest received	$1,443,132	$1,178,201
Other loan income	10,574	7,181
Loan administration fee paid	(137,712)	(157,998)
Operating expense	(330,276)	(219,770)
Cash from operations	985,718	807,614
Investing – loan principal/advances
Principal collected on loans	9,514,020	12,735,062
Loans originated	(14,001,250)	(15,542,476)
Advances on loans	(11,268)	940
Cash used in loan principal/advances, net	(4,498,498)	(2,806,474)
Financing – members’ capital
Contributions by members	5,240,744	1,943,264
Syndication costs paid, net	(200,047)	(83,664)
Formation loan funding	(373,728)	(134,896)
Formation loan collected	88,895	93,141
Cash from members’ capital	4,755,864	1,817,845
Net cash increase(decrease) before distributions to members	1,243,084	(181,015)
Distributions to members
Earnings distributed	(607,083)	(548,701)
Redemptions	(548,317)	(58,190)
Cash distributions to members	(1,155,400)	(606,891)
Net increase(decrease) in cash	87,684	(787,906)
Cash, beginning of period	1,176,630	1,964,536
Cash, end of period	$1,264,314	$1,176,630

Reconciliation of net income to net cash provided by (used in) operating activities:

	2014	2013
Net income	$1,093,723	$884,623
Adjustments to reconcile net income to net cash provided
by (used in) operating activities
Amortization of loan administration fees	111,370	143,605
Interest income, imputed on formation loan	(25,958)	(25,572)
Amortization of discount on formation loan	25,958	25,572
Change in operating assets and liabilities
Accrued interest	(31,756)	(29,985)
Receivable from affiliate	(62,310)	(15,037)
Prepaid Expenses	25,000	(25,000)
Loan administration fees	(137,712)	(157,997)
Accounts payable	(50)	(9,208)
Payable to affiliate	(15,650)	15,650
Other	3,103	963
Total adjustments	(108,005)	(77,009)
Net cash provided by (used in) operating activities	$985,718	$807,614

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2014 and 2013

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

Profits and losses are allocated among the members according to their respective capital accounts monthly after a percentage of the profits and losses not to exceed 1% (combined) is allocated to the managers.  The monthly results are subject to subsequent adjustment as a result of quarterly and year-end accounting and reporting.  Members may elect to have all or a portion of their monthly distributions reinvested in additional units, subject to the availability of units under the distribution reinvestment plan.  Members may withdraw from the distribution reinvestment plan with written notice.  No provision for federal and state income taxes (other than an $800 state minimum tax) is made in the financial statements since income taxes are the obligation of the members if and when income taxes apply.  Investors should not expect the company to provide tax benefits of the type commonly associated with limited liability company tax shelter investments.

Members should refer to the company's operating agreement for a more complete description of the provisions.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2014 and 2013

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

In order to provide a certain degree of liquidity, after the one-year period, a member may redeem all or part of their units, subject to certain limitations.  The price paid for redeemed units will be based on the lesser of the purchase price paid by the redeeming member or the member's capital account balance as of the date of each redemption payment.  Redemption value will be calculated as follows:

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

The company will not establish a reserve from which to fund redemptions.  The company's capacity to redeem member units upon request is restricted to the availability of company cash flow.  The company will not, in any calendar year, redeem more than 5% of the weighted average number of units outstanding during the twelve-month period immediately prior to the date of the redemption.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2014 and 2013

NOTE 1 – ORGANIZATION AND GENERAL (continued)

Contributed capital

The managers – between them - are required to contribute to capital 1/10 of 1% of the aggregate capital accounts of the members.

Managers' interest

If a manager is removed, withdrawn or terminated, the company will pay to the manager all amounts then accrued and owing to the manager.  Additionally, the company will terminate the manager's interest in the company's profits, losses, distributions and capital by payment of an amount in cash equal to the then-present fair value of such interest.

Syndication costs

The company bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses and filing fees.  Syndication costs are charged against members' capital and will be allocated to individual members consistent with the company’s operating agreement.

Formation loan

Sales commissions are not paid directly by the company out of the offering proceeds. Instead, the company loans to RMC, one of the managers, amounts to pay all sales commissions and amounts payable in connection with unsolicited orders.  This loan is unsecured and non-interest bearing and is referred to as the “formation loan.”  During the offering period, RMC will repay annually, one tenth of the principal balance of the formation loan as of December 31 of the prior year.  Upon completion of the offering, the formation loan will be amortized over 10 years and is expected to be repaid in 10 equal annual installments.  The formation loan has been deducted from members’ capital in the balance sheets. As amounts are received from RMC as payments on the loan, the deduction from capital will be reduced.  Interest has been imputed at the market rate of interest in effect at the end of each quarter for the new additions to the loan.  If the managers are removed and RMC is no longer receiving payments for services rendered, the formation loan is forgiven.

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
December 31, 2014 and 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods.  Such estimates relate principally to the determination of the allowance for loan losses, including, when applicable, the valuation of impaired loans (which itself requires determining the fair value of the collateral), and the valuation of real estate held for sale and held as investment, at acquisition and subsequently.  Actual results could differ significantly from these estimates.

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

Fair values of assets and liabilities are determined based on the fair-value hierarchy established in GAAP.  The hierarchy is comprised of three levels of inputs to be used:

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
December 31, 2014 and 2013

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

Since inception through December 31, 2014, the company has distributed cash of $4,061,592 (which includes $1,883,845 reinvested in DRIP units) to the members, based upon the managers’ projections of net income using several variables which included but were not limited to, an average rate of return for the loan portfolio, turnover rate of the loan portfolio, and the availability of quality loans for investment.  The company’s net income, applicable to members, during this period has been $3,269,627. In 2015, provided the company becomes and remains fully invested in quality mortgage loans, this difference of $791,965 should diminish.  In 2014, cash distributed to members was $1,311,718 and net income attributed to members was $1,082,786.

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

From time to time, the company negotiates and enters into loan modifications with borrowers whose loans are delinquent.  If the loan modification results in a significant reduction in the cash flow compared to the original note, the modification is deemed a troubled debt restructuring and a loss is recognized.  In the normal course of the company’s operations, loans that mature may be renewed at then current market rates and terms for new loans. Such renewals are not designated as impaired, unless the renewed loan was previously designated as impaired.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2014 and 2013

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

The fair value estimates are derived from information available in the real estate markets including similar property and may require the experience and judgment of third parties such as real estate appraisers and brokers.

Loans determined not to be individually impaired are grouped by the property type of the underlying collateral, and for each loan and for the total by property type, the amount of protective equity or amount of exposure to loss (i.e., the dollar amount of the deficiency of the fair value of the underlying collateral to the loan balance) is computed.

Based on its knowledge of the borrowers and their historical (and expected) performance, and the exposure to loss, management estimates an appropriate reserve by property type for probable credit losses in the portfolio.  Because the company is an asset-based lender, except as to owner-occupied residences, and because specific regions, neighborhoods and even properties within the same neighborhoods vary significantly as to real estate values and transaction activity, general market trends, which may be indicative of a change in the risk of a loss, and a borrower’s credit worthiness are secondary to the condition of the property, the property type and the neighborhood/region in which the property is located, and do not enter substantially into the determination of the amount of the non-specific (i.e. general) reserves.

The company charges off uncollectible loans and related receivables directly to the allowance account once it is determined the full amount is not collectible.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2014 and 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting pronouncements

There are no recently effective or issued but not yet effective accounting pronouncements which would have a material effect on the company’s reported financial position or results of operations.

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES

The managers are entitled to one percent of the profits and losses, which amounted to $10,937 and $8,846 for the years ended December 31, 2014 and 2013, respectively.

Formation loan

Formation loan transactions are presented in the following table for the years ended December 31.

	2014		2013

Balance, January 1	$972,603		$931,406
Formation loan made	373,728		134,896
Unamortized discount on imputed interest	(33,554)		(4,724)
	1,312,777		1,061,578

Repayments received from RMC	(88,895	) (1)	(93,141)
Early withdrawal penalties applied	(1,836)		(558)
Formation loan, net	1,222,046		967,879

Unamortized discount on imputed interest	33,554		4,724
Balance, December 31	$1,255,600		$972,603

Subscription proceeds to date	$22,433,797		$17,209,819

(1)	Additional payment of $8,366 made subsequent to December 31, 2014

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2014 and 2013

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES (continued)

Formation loan (continued)

At December 31, 2014 the formation loan made since inception totaled $1,578,416, which constitutes 7% of subscription proceeds to date.

The formation loan has been deducted from members’ capital in the balance sheets.  As amounts are collected from RMC, the deduction from capital will be reduced. Interest has been imputed at the market rate of interest in effect at the end of each quarter for the new additions to the loan.

The future minimum payments on the formation loan are presented in the following table ($ in thousands).

2015	$125,560
2016	125,560
2017	125,560
2018	125,560
2019	125,560
Thereafter	627,800
Total	$1,255,600

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

Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, RMC may collect a loan brokerage commission that is expected to range from approximately 2% to 5% of the principal amount of each loan made during the year.  Total loan brokerage commissions are limited to an amount not to exceed 4% of the total company assets per year.  The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the company. In 2014 and 2013, loan brokerage commissions paid by the borrowers were $196,564 and $151,397, respectively.

Other fees

RMC or Gymno will receive fees for processing, notary, document preparation, credit investigation, reconveyance, and other mortgage related fees.  The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the company.  In 2014 and 2013, these fees totaled $36,333 and $28,224, respectively.

The following fees are paid by the company.

Loan administrative fees

RMC will receive a loan administrative fee in an amount up to 1% of the principal amount of each new loan originated or acquired on the company's behalf by RMC for services rendered in connection with the selection and underwriting of potential loans.  Such fees are payable by the company upon the closing of each loan.  In 2014 and 2013, the loan administration fees paid by the company to RMC were $137,712 and $157,997, respectively.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2014 and 2013

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES (continued)

Mortgage servicing fees

RMC earns mortgage servicing fees of up to one-quarter of one percent (0.25%) annually of the unpaid principal balance of the loan portfolio or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located from the company.  RMC is entitled to receive these fees regardless of whether specific mortgage payments are collected.  The mortgage servicing fees are accrued monthly on all loans. Remittance to RMC is made monthly unless the loan has been assigned a specific loss reserve, at which point remittance is deferred until the specific loss reserve is no longer required, or the property has been acquired by the company.  To enhance the earnings of the company, RMC, in its sole discretion, may elect to accept less than the maximum amount of the mortgage servicing fee.  An increase or decrease in this fee within the limits set by the operating agreement directly impacts the yield to the members.  Mortgage servicing fees incurred and paid were $40,762 and $31,590 for the years ended December 31, 2014 and 2013, respectively.  RMC did not waive any mortgage servicing fees during 2014 and 2013.

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

To enhance the earnings of the company, the managers, in their sole discretion, may elect to accept less than the maximum amount of the asset management fee.  An increase or decrease in this fee within the limits set by the operating agreement directly impacts the yield to the members. RMC at its sole discretion, waived asset management fees during 2014 and 2013, of $113,115 and $124,100, respectively.  There is no assurance the managers will decrease or waive these fees in the future.

Asset management fees paid to the managers are presented in the following table for the years ended December 31.

	2014	2013
Chargeable by the managers	$150,569	$124,100
Waived by the managers	(113,115)	(124,100)
Charged	$37,454	$—

Costs through RMC

RMC, a manager, per the operating agreement, may request reimbursement by the company for operating expenses incurred on behalf of the company, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to members, and out-of-pocket general and administration expenses.  Certain costs (e.g. postage) can be allocated specifically to the company.  Other costs are allocated on a pro-rata basis (e.g. by the company’s percentage of total capital of all mortgage funds managed by RMC).  Payroll and consulting fees are broken out first based on activity, and then allocated to the company on a pro-rata basis based on percentage of capital to the total capital of all mortgage funds.  The decision to request reimbursement of any qualifying charges is made by RMC in its sole discretion.  Operating expenses, for which reimbursement was requested, were $79,403 and $119,136, for the years ended December 31, 2014 and 2013, respectively.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2014 and 2013

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES (continued)

Syndication costs

Syndications costs (all expenses incurred in connection with the start-up of the company or ongoing offering of the units, including legal and accounting fees, printing, mailing, distribution costs, filing fees, reimbursements to participating broker-dealers for due diligence expenses, reimbursements for training and education meetings for associated persons of a FINRA member, marketing reallowances of up to 1% of gross offering proceeds [sale of units, excluding DRIP and premium units]) up to 4.5% of the gross proceeds, are reimbursed to RMC until RMC is repaid in full, and then the company will pay any additional costs directly.  The syndication costs are substantially front-ended, and RMC is reimbursed for these expenses quarterly up to 4.5% of the cumulative-to-date gross offering proceeds.

Syndication costs are summarized in the following table for the years ended December 31.

	2014	2013
Balance, January 1	$754,491	$671,232
Costs reimbursed to RMC (2)	199,410	83,664
Costs paid by the company	637	—
Early withdrawal penalties applied (4)	(1,267)	(405)
Syndication costs allocated (3)	—	—

Balance, December 31	$953,271	$754,491

Gross proceeds admitted	$21,183,798	$16,766,469
Percent reimbursed to RMC	4.50%	4.50%

(2)
As of December 31, 2014, RMC had incurred approximately $3,064,000 of syndication costs for the company and approximately $2,111,000 remains to be reimbursed by the company to RMC.  As of December 31, 2013, RMC had incurred approximately $2,721,000 of syndication costs for the company and approximately $1,966,000 remained to be reimbursed to RMC.

(3)
Allocation of the syndication costs to the individual investors’ capital accounts begins after the company’s fifth full fiscal year, in accordance with the terms of the company’s operating agreement and IRS Code Section 709.  See also the Accounting Policy footnote - Syndication costs.

(4)
Redemption penalties collected are applied to the next installment of principal due under the formation loan and to reduce the amount owed RMC for syndication costs.  The amounts credited will be determined by the ratio between the initial amount of the formation loan and the total amount of offering costs incurred by the company.

NOTE 4 – LOANS

The company generally funds loans with a fixed interest rate and a five-year term.  As of December 31, 2014, 94% of the company’s loans (representing 98% of the aggregate principal of the company’s loan portfolio) have a five-year term or less from loan inception.  The remaining loans have terms longer than five years.  As of December 31, 2014, 20 loans outstanding (representing 60% of the aggregate principal balance of the company’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2014 and 2013

NOTE 4 – LOANS (continued)

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the years ended December 31.

	2014	2013
Principal, January 1	$14,698,430	$11,891,017
Loans funded	736,000	7,358,376
Loans acquired from affiliates	13,265,250	8,184,100
Payments received	(9,514,020)	(12,735,063)
Principal, December 31	$19,185,660	$14,698,430

Loan characteristics

Secured loans had the characteristics presented in the following table.

	2014	2013
Number of secured loans	52	51
Secured loans – principal	$19,185,660	$14,698,430
Secured loans – lowest interest rate (fixed)	7.25%	7.25%
Secured loans – highest interest rate (fixed)	10.00%	11.00%

Average secured loan – principal	$368,955	$288,205
Average principal as percent of total principal	1.92%	1.96%
Average principal as percent of members’ capital	1.89%	1.84%
Average principal as percent of total assets	1.77%	1.79%

Largest secured loan – principal	$1,600,000	$1,200,000
Largest principal as percent of total principal	8.34%	8.16%
Largest principal as percent of members’ capital	8.19%	7.66%
Largest principal as percent of total assets	7.69%	7.44%

Smallest secured loan – principal	$66,278	$68,276
Smallest principal as percent of total principal	0.35%	0.46%
Smallest principal as percent of members’ capital	0.34%	0.44%
Smallest principal as percent of total assets	0.32%	0.42%

Number of counties where security is located (all California)	13	13
Largest percentage of principal in one county	25.23%	33.18%

Number of secured loans in foreclosure	1	—
Secured loans in foreclosure – principal	$193,893	$—

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of December 31, 2014, the company’s largest loan in the principal of $1,600,000 represents 8.34% of outstanding secured loans and 7.69% of company assets.  The loan is secured by a residential property located in Santa Cruz, California, bears an interest rate of 8.75% and matures on August 1, 2015.

Larger loans sometimes increase above 10% of the secured loan portfolio or company assets as these amounts decrease due to member withdrawals and loan payoffs and due to restructuring of existing loans.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2014 and 2013

NOTE 4 – LOANS (continued)

Distribution by California counties

The distribution of secured loans outstanding by California counties is presented in the following table.

	December 31, 2014		December 31, 2013
	Unpaid Principal Balance	Percent	Unpaid Principal Balance	Percent

San Francisco Bay Area
San Francisco	$4,584,854	23.90%	$2,081,417	14.16%
Alameda	2,322,907	12.11	1,328,638	9.04
San Mateo	1,554,577	8.10	1,288,689	8.77
Contra Costa	1,186,371	6.18	735,324	5.00
Santa Clara	891,674	4.65	1,298,471	8.83
Sonoma	67,146	0.35	68,276	0.46
	10,607,529	55.29	6,800,815	46.26

Other Northern California
Santa Cruz	2,320,000	12.09	1,200,000	8.16
Monterey	180,897	0.94	182,405	1.24
El Dorado	—	—	433,650	2.95
	2,500,897	13.03	1,816,055	12.35

Northern California Total	13,108,426	68.32	8,616,870	58.61

Los Angeles & Coastal
Los Angeles	4,840,941	25.23	4,875,928	33.18
Orange	432,828	2.26	871,169	5.93
San Diego	66,278	0.35	196,663	1.34
	5,340,047	27.84	5,943,760	40.45
Other Southern California
San Bernardino	635,768	3.31	137,800	0.94
Riverside	101,419	0.53	—	—
	737,187	3.84	137,800	0.94

Southern California Total	6,077,234	31.68	6,081,560	41.39

Total Secured Loans	$19,185,660	100.00%	$14,698,430	100.00%

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2014 and 2013

NOTE 4 – LOANS (continued)

Commitments/loan disbursements/construction and rehabilitation loans

The company may make construction loans that are not fully disbursed at loan inception.  Construction loans are determined by the managers to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multi-family properties.  The company will have approved the borrowers up to a maximum loan balance; however, disbursements will be made periodically as phases of the construction are completed or at such other times as the loan documents may require, and will be funded from available cash balances and future cash receipts.  The company does not maintain a separate cash reserve to fund undisbursed construction loan obligations.  Upon project completion, construction loans are reclassified as permanent loans.  Funding of construction loans is limited to 10% of the loan portfolio.  As of December 31, 2014, the company had no construction loans outstanding.

The company may also make rehabilitation loans.  A rehabilitation loan will be approved up to a maximum principal balance and, at loan inception, will be either fully or partially disbursed.  If fully disbursed, a rehabilitation escrow account is established and advanced periodically as phases of the rehabilitation are completed or at such other times as the loan documents may require.  If not fully disbursed, the rehabilitation loan will be funded from available cash balances and future cash receipts.  The company does not maintain a separate cash reserve to fund undisbursed rehabilitation loan obligations.  Rehabilitation loan proceeds are generally used to acquire and remodel single family homes for future sale or rental.  Upon project completion, rehabilitation loans are reclassified as permanent loans.  Funding of rehabilitation loans is limited to 15% of the loan portfolio.  As of December 31, 2014, the company had no rehabilitation loans outstanding.

Lien position

Secured loans had the lien positions presented in the following table.

	2014			2013
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	44	$17,114,452	89%	35	$10,695,440	73%
Second trust deeds	8	2,071,208	11	16	4,002,990	27
Total secured loans	52	19,185,660	100%	51	14,698,430	100%
Liens due other lenders at loan closing		4,773,151			9,783,711
Total debt		$23,958,811			$24,482,141

Appraised property value at loan closing		$44,552,048			$43,596,000

Percent of total debt to appraised
values (LTV) at loan closing (1)		53.78%			56.16%

(1)
Based on appraised values and liens due other lenders at loan closing.  The loan-to-value computation does not take into account subsequent increases or decreases in security property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2014 and 2013

NOTE 4 – LOANS (continued)

Property type

Secured loans summarized by property type are presented in the following table.

	2014			2013
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	40	$14,512,116	76%	46	$13,300,082	91%
Multi-family	3	1,272,724	6	2	349,877	2
Commercial	9	3,400,820	18	3	1,048,471	7
Total secured loans	52	$19,185,660	100%	51	$14,698,430	100%

(2)
Single family property type as of December 31, 2014 consists of five loans with principal of $1,318,743 that are owner occupied and 35 loans with principal of $13,193,373 that are non-owner occupied.  At December 31, 2013, single family property consisted of ten loans with principal of $3,030,950 that were owner occupied and 36 loans with principal of $10,269,132 that were non-owner occupied.

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table.

	Loans	Principal	Percent

2015	9	$5,900,192	31%
2016	12	4,526,694	24
2017	9	3,103,655	16
2018	7	1,434,431	7
2019	13	4,033,840	21
Thereafter	2	186,848	1
Total secured loans	52	$19,185,660	100%

Loans may be repaid or refinanced before, at or after the contractual maturity date.  On matured loans the company may continue to accept payments while pursuing collection of amounts owed from borrowers.  Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

The company renewed two and three loans during 2014 and 2013, respectively, with aggregate principal balances of $1,020,664 and $1,515,723, respectively.

Delinquency

Secured loans summarized by payment delinquency are presented in the following table.

	2014	2013
Past Due
30-89 days	$448,930	$596,967
90-179 days	514,791	—
180 or more days	—	—
Total past due	963,721	596,967
Current	18,221,939	14,101,463
Total secured loans	$19,185,660	$14,698,430

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2014 and 2013

NOTE 4 – LOANS (continued)

Modifications and troubled debt restructurings

There were no loan modifications made during the years 2014 and 2013, and no modifications were in effect at December 31, 2014 and 2013.

Loans in non-accrual status

At December 31, 2014 and 2013, there were no loans designated in non-accrual status.

Impaired loans/allowance for loan losses

At December 31, 2014 and 2013, the company had not designated any loans as impaired and had not recorded an allowance for loan losses as all loans were deemed to have protective equity such that collection is probable for amounts owing.

Fair Value

The company does not record its loans at fair value on a recurring basis.

Loans designated impaired (i.e. that are collateral dependent) are measured at fair value on a non-recurring basis.  The company did not have any loans designated impaired at December 31, 2014 or 2013.

The following methods and assumptions are used when estimating fair value.

(a)
Secured loans (Level 2) - The recorded amount of the performing loans (i.e. the loan balance) is deemed to approximate the fair value.  Each loan is reviewed for its delinquency, LTV adjusted for the most recent valuation of the underlying collateral, remaining term to maturity, borrower’s payment history and other factors.  Also considered is the limited resale market for the loans.  Most companies or individuals making similar loans as the partnership intend to hold the loans until maturity as the average contractual term of the loans (and the historical experience of the time the loan is outstanding due to pre-payments) is shorter than conventional mortgages.  Further there are no prepayment penalties to be collected and any loan buyers would be hesitant to risk paying above par.  Due to these factors sales of the loans are infrequent and an active market does not exist.

(b)
Secured loans, designated impaired (Level 2) – Secured loans designated impaired are deemed collateral dependent, and the fair value of the loan is the lesser of the fair value of the collateral or the enforceable amount owing under the note.  The fair value of the collateral is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values, and publicly available information on in-market transactions (Level 2 inputs).

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2014 and 2013

NOTE 4 – LOANS (continued)

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

Multi-family residential - Management’s preferred method for determining the aggregate retail value of its multifamily units is the sale comparison method.  Sale comps are reviewed for similarity to the subject property, examining features such as proximity to subject, rental income, number of units, composition of units by the number of bedrooms and bathrooms, square footage, condition, amenities, and year built.

Where adequate sale comps are not available, management will seek additional information in the form of broker’s opinions of value or appraisals.

Management’s secondary method for valuing its multifamily assets as income-producing rental operations is the direct capitalization method.  In order to determine market cap rates for properties of the same class and location as the subject, management refers to published data from reliable third-party sources such as the CBRE Cap Rate Survey.  Management applies the appropriate cap rate to the subject’s most recent available annual net operating income to determine the property’s value as an income-producing project.  When reliable net operating income information is not available or the project is under development or is under-performing to market, management will seek additional information and analysis to determine the cost to improve and the intrinsic fair value.

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

Commercial land – Commercial land has many variations/uses, thus requiring management to employ a variety of methods depending upon the unique characteristics of the subject land.  Management may rely on information in the form of a sale comparison analysis (where adequate sale comps are available), broker’s opinion of value, or appraisal.

REDWOOD MORTGAGE INVESTORS IX, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2014 and 2013

NOTE 5 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS AND SYNDICATION COSTS

Legal proceedings

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics.  None of these actions typically would be of any material importance.  As of December 31, 2014, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

Commitments

There were no commitments other than those disclosed in Note 4.

NOTE 6 – SUBSEQUENT EVENTS

None

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the company’s independent registered public accounting firm during the years ended December 31, 2014 and 2013.

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

The managers and their respective managements conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the results of this evaluation, the managers concluded the manager’s internal control over financial reporting was effective as of December 31, 2014.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in the manager’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the manager’s internal control over financial reporting.

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

Affiliates of Our Managers

Michael R. Burwell. Michael R. Burwell, age 58, President, Director, Chief Financial Officer, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-2011); President, Director, Chief Financial Officer and Secretary of Gymno Corporation (1986-September 2011) and now, the manager of Gymno LLC, the entity into which Gymno Corporation was converted (September 2011-present); President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-September 2011); past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986). Mr. Burwell is licensed as a real estate sales person. Mr. Burwell was a general partner of each of the RMI, RMI II and RMI III limited partnerships. Mr. Burwell is a general partner of each of the RMI IV, RMI V, RMI VI, RMI VII and RMI VIII limited partnerships.  Mr. Burwell attended the University of California, at Davis from 1975-1979.

Diana B. Mandarino.  Diana B. Mandarino, age 69, Director of Redwood Mortgage Corp. (2001-present); past Executive Vice President and Director of Sales and Marketing, Redwood Mortgage Corp. (1995-2014); Sr. Vice President, Rancon Securities Corp. (1982-1995); Marketing and Sales Assistant, Belmont Reid & Co. Investment Group, (1977-1982); Member and past President of Financial Planning Association, Silicon Valley Chapter.  Ms. Mandarino attended Foothill Community College from 1965-1967.

Lorene A. Randich. Lorene A. Randich, age 58, joined Redwood Mortgage Corp. in 1991, and has served as a Director since November 2011.  Ms. Randich has held the real estate broker’s license of record for Redwood Mortgage Corp. since November 2011. Since 2001, she has been Vice President of Loan Production and Underwriting. Ms. Randich has been a licensed real estate broker since 1996.  She is a member of the National Association of Realtors, the California Mortgage Bankers Association, the California Association of Mortgage Professionals (Board Member–San Francisco/Peninsula Chapter) and the California Mortgage Association (Board Member). Ms. Randich received a BA from UC Berkeley in 1980.

Thomas R. Burwell. Thomas R. Burwell, age 47, joined Redwood Mortgage Corp. in 2007 and has served as Marketing and Sales Director since 2012; Loan Officer-Builder Division Wells Fargo Bank, N.A (Westwood, CA 2005-2007); Loan Officer, Wells Fargo Bank, N.A. (Beverly Hills 2004-2005); Loan Officer Wells Fargo Bank, N.A. (New York, NY 2002-2004).  Mr. Burwell is licensed as a real estate sales person, and a member of the Financial Planning Association, San Francisco, CA.  Mr.  Burwell received a BA from the University of California at Davis in 1990.  Former ATP (Association of Tennis Professionals) world tour professional.  NCAA Team and Individual Finalist, Team Captain, (Three-time) All-American, #1 Singles and #1 Doubles Player for University of California at Davis.

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

Code of Ethics

The managers have adopted a Code of Ethics applicable to the managers and to any agents, employees or independent contractors engaged by the managers to perform the functions of a principal financial officer, principal accounting officer or controller of the company, if any.  You may obtain a copy of this Code of Ethics, without charge, upon request by calling our Investor Services Department at (650) 365-5341, option 5.

Item 11 – Executive Compensation

COMPENSATION OF THE MANAGERS AND AFFILIATES

As indicated above in Item 10, the company has no officers or directors.  The managers are solely responsible for managing the business and affairs of the company, subject to the voting rights of the members on specified matters. .

Redwood Mortgage Corp. (RMC) and its wholly-owned subsidiary Gymno LLC (Gymno) are the managers of the company.  The mortgage loans the company invests in are arranged and are generally serviced by RMC.  Michael R. Burwell is the president and majority shareholder (through his holdings and beneficial interests in certain trusts) of RMC.

The company’s operating agreement permits certain fees and other cost reimbursements to be paid to the managers.  A more complete description of permissible fees and cost reimbursements is found in the company’s prospectus, dated April 30, 2014, under the section “Compensation of our Managers and Their Affiliates” at pages 44 and following, which is incorporated herein by reference. The fees and cost reimbursements paid in 2014 are summarized below.

I.  THE FOLLOWING COMPENSATION HAS BEEN PAID TO THE MANAGERS FOR SERVICES RENDERED DURING 2014. ALL SUCH COMPENSATION IS IN COMPLIANCE WITH THE GUIDELINES AND LIMITATIONS SET FORTH IN THE OPERATING AGREEMENT.

Entity Receiving Compensation	Description of Compensation and Services Rendered	Amount
RMC	Loan Administrative Fees	$ 137,713

RMC	Mortgage Servicing Fee	40,762

RMC and Gymno	Asset Management Fee	37,454

RMC and Gymno	1% interest in profits (loss)	10,937
	Less allocation of syndication costs	—
		$ 10,937

RMC	Portion of early withdrawal penalties applied to reduce
	Formation Loan	$ 1,836

II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED WITH THE COMPANY BY COMPANIES RELATED TO THE MANAGERS DURING 2014 (EXPENSES OF BORROWERS NOT OF THE COMPANY)

RMC	Mortgage Brokerage Commissions for services in connection
with the review, selection, evaluation, negotiation, and
extension of the loans paid by the borrowers and not by the
	company	$ 196,564

RMC	Processing and Escrow Fees for services in connection with
notary, document preparation, credit investigation, and escrow
	fees payable by the borrowers and not by the company	$ 35,832

Gymno	Reconveyance Fees	$ 501

III.  RMC PAID DURING 2014 CERTAIN EXPENSES ON BEHALF OF THE COMPANY FOR WHICH IT WAS REIMBURSED

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

During 2014, the company reimbursed RMC for operating expenses of $79,403.

Item 12 – Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

No person or entity owns beneficially more than five percent (5%) of the units.  The managers do not own any units, but have collectively made capital contributions of 1/10th of 1% of the aggregate capital accounts of the members, and receive collectively 1% of the net income and losses of the company.  The members receive collectively the remaining 99%.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

Refer to footnote 3 of the Notes to Financial Statements in Part II item 8, which describes related party fees and data.

Also refer to the company’s prospectus, dated April 30, 2014, under the section “Compensation of Our Managers and Their Affiliates” (pages 44 and following), which is incorporated herein by reference.

For a description of the company’s policies and procedures for the review, approval or ratification of related party transactions, refer also to the company’s prospectus dated April 30, 2014, for the discussion under the caption “Compensation of Our Managers and Their Affiliates” (pages 44 and following), the discussion under the caption “Conflicts of Interest” (pages 52 and following) and the discussion under the caption “Investment Objectives and Criteria” (pages 63 and following), each of which is incorporated herein by reference.

Since the company does not have a board of directors and since the managers are not considered independent of the company, the company does not have the equivalent of independent directors.

Item 14 – Principal Accountant Fees and Services

Fees for services performed for the company by the principal accountant for 2014 and 2013 are as follows:

Audit Fees The aggregate fees billed during the years ended December 31, 2014 and 2013 for professional services rendered for the audit of the company’s annual financial statements included in the company’s Annual Report on Form 10-K, review of financial statements included in the company’s Quarterly Reports on Form 10-Q and for services provided in connection with regulatory filings were $93,472 and $67,898, respectively.  RMC, at its sole discretion, absorbed $27,762 and $42,934 of these costs during the years ended December 31, 2014 and 2013, respectively.

Audit Related Fees There were no fees billed during the years ended December 31, 2014 and 2013 for audit-related services.

Tax fees The aggregate fees billed for tax services for the years ended December 31, 2014 and 2013 were $8,041 and $5,000, respectively.  These fees relate to professional services rendered primarily for tax compliance.

All Other Fees There were no other fees billed during the years ended December 31, 2014 and 2013.

All audit and non-audit services are approved by the managers prior to the accountant being engaged by the company.

Part IV

Item 15 – Exhibits and Financial Statement Schedules

A.           Documents filed as part of this report are incorporated:

1.	In Part II, Item 8 under A –Financial Statements.

2. No financial statement schedules are required to be filed because Redwood Mortgage Investors IX, LLC is a smaller reporting company.

3.	Exhibits.

Exhibit No.	Description of Exhibits

3.1	*	Seventh Amended and Restated Limited Liability Company Operating Agreement
3.2	**	Certificate of Formation
4.1	*	Subscription Agreement and Power of Attorney, including Special Notice for California Residents
10.1	*	Distribution Reinvestment Plan
10.2	***	Loan Servicing Agreement
10.3	***	Form of Note secured by Deed of Trust for Construction Loans which provides for interest only payments
10.4	***	Form of Note secured by Deed of Trust for Commercial Loans which provides for interest only payments
10.5	***	Form of Note secured by Deed of Trust for Commercial Loans which provides for principal and interest payments
10.6	***	Form of Note secured by Deed of Trust for Residential Loans which provides for interest only payments
10.7	***	Form of Note secured by Deed of Trust for Residential Loans which provides for interest and principal prepayments
10.8	***	Construction Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing to accompany Exhibit 10.3
10.9	***	Deed of Trust, Assignment of Leases and Rents, and Security Agreement and Fixture Filing to accompany Exhibits 10.4 and 10.5
10.10	***	Deed of Trust, Assignment of Leases and Rents, and Security Agreement and Fixture Filing to accompany Exhibits 10.6 and 10.7
10.11	****	Agency Disclosure
10.12	***	Formation Loan Promissory Note
31.1	†	Certification of Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	†	Certification of Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	†	Certification of Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	†	Selected Portions of the Company’s Prospectus, dated April 30, 2014
101.INS	†	XBRL Instance Document
101.SCH	†	XBRL Taxonomy Extension Schema Document
101.CAL	†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	†	XBRL Taxonomy Extension Presentation Linkbase Document

*
Previously filed and incorporated by reference to the same numbered Exhibit to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (Commission File No. 333-181953), filed on January 26, 2015.

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

****
Previously filed and incorporated by reference to the same numbered Exhibit to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (Commission File No. 333-181953), filed on April 22, 2014.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: March 31, 2015	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer

Date: March 31, 2015	By:	Gymno LLC, Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 31st day of March, 2015.

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	President, Secretary/Treasurer of Redwood Mortgage Corp. (Principal Financial and Accounting Officer); Director of Redwood Mortgage Corp.	March 31, 2015

/S/ Michael R. Burwell
Michael R. Burwell	Manager of Gymno LLC	March 31, 2015