Form 10-Q
period 2015-03-31
Redwood Mortgage Investors IX
filed 2015-05-15
CIK 1448038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
[   ] YES    [X] NO

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC
Balance Sheets
March 31, 2015 (unaudited) and December 31, 2014 (audited)

ASSETS

	March 31,	December 31,
	2015	2014
Cash and cash equivalents	$1,134,172	$1,264,314

Loans, secured by deeds of trust
Principal	21,300,226	19,185,660
Advances	12,463	12,307
Accrued interest	164,683	144,277
Total loans	21,477,372	19,342,244

Receivable from affiliate	—	77,347
Loan administration fees, net	122,594	117,686

Total assets	$22,734,138	$20,801,591

LIABILITIES, INVESTORS IN APPLICANT STATUS, AND MEMBERS’ CAPITAL

Liabilities - accrued fees & other accounts payable	$162	$319

Investors in applicant status	658,500	1,257,000

Members’ capital
Members’ capital, subject to redemption, net	22,058,642	19,521,537
Managers’ capital, net	16,834	22,735
Total members’ capital	22,075,476	19,544,272

Total liabilities, investors in applicant status and members’ capital	$22,734,138	$20,801,591

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
Statements of Income
For the Three Months Ended March 31, 2015 and 2014 (unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues
Interest income
Loans, net	$398,467	$315,177
Imputed interest on formation loan	6,124	3,822
Total interest income	404,591	318,999

Interest expense – amortization of discount
on formation loan	6,124	3,822
Net interest income	398,467	315,177

Late fees	2,260	1,219
Other	50	49
Total revenues, net	400,777	316,445

Provision for loan losses	—	—

Operating expenses
Mortgage servicing fees	12,160	9,013
Asset management fees	—	—
Costs through RMC	36,286	41,582
Professional services	643	60,733
Other	1,626	3,271
Total operating expenses	50,715	114,599
Net income	$350,062	$201,846

Members (99%)	$346,561	$199,828
Managers (1%)	3,501	2,018
	$350,062	$201,846

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
Statements of Changes in Members’ Capital
For the Three Months Ended March 31, 2015 (unaudited)

		Members
	Investors
	In		Unallocated
	Applicant		Syndication	Formation
	Status	Capital	Costs	Loan		Capital, net
Balances at December 31, 2014	$1,257,000	$21,720,875	$(943,738)	$(1,255,600)		$19,521,537
Contributions on application	2,179,437	—	—	—		—
Contributions admitted to members' capital	(2,770,937)	2,770,937	—	—		2,770,937
Premiums paid on application by RMC	1,750	—	—	—		—
Premiums admitted to members' capital	(8,750)	8,750	—	—		8,750
Net income	—	346,561	—	—		346,561
Earnings distributed to members	—	(387,250)	—	—		(387,250)
Earnings distributed used in DRIP	—	218,749	—	—		218,749
Member's redemptions	—	(153,474)	—	—)		(153,474)
Formation loan funding	—	—	—	(152,561	) )	(152,561)
Formation loan payments received	—	—	—	8,366		8,366
Syndication costs incurred	—	—	(123,432)	—		(123,432)
Early withdrawal penalties	—	—	199	260		459

Balances at March 31, 2015	$658,500	$24,525,148	$(1,066,971)	$(1,399,535)		$22,058,642

	Managers
		Unallocated		Total
		Syndication		Members’
	Capital	Costs	Capital, net	Capital
Balances at December 31, 2014	$32,268	$(9,533)	$22,735	$19,544,272
Contributions on application	—	—	—	—
Contributions admitted to members' capital	2,780	—	2,780	2,773,717
Premiums paid on application by RMC	—	—	—	—
Premiums admitted to members' capital	—	—	—	8,750
Net income	3,501	—	3,501	350,062
Earnings distributed to members	(10,937)	—	(10,937)	(398,187)
Earnings distributed used in DRIP	—	—	—	218,749
Members’ redemptions	—	—	—	(153,474)
Formation loan funding	—	—	—	(152,561)
Formation loan payments received	—	—	—	8,366
Syndication costs incurred	—	(1,247)	(1,247)	(124,679)
Early withdrawal penalties	—	2	2	461

Balances at March 31, 2015	$27,612	$(10,778)	$16,834	$22,075,476

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
Statements of Cash Flows
For the Three Months Ended March 31, 2015 and 2014 (unaudited)

	2015	2014
Operations
Interest received	$409,752	$341,224
Other loan income	2,310	1,268
Loan administration fee paid	(36,600)	(30,877)
Operating expense	27,093	(63,194)
Cash from operations	402,555	248,421
Investing – loan principal/advances
Principal collected on loans	1,545,434	2,965,335
Loans originated	(3,660,000)	(3,272,750)
Advances on loans	(154)	—
Cash used in loan principal/advances, net	(2,114,720)	(307,415)
Financing – members’ capital
Contributions by members	2,183,809	943,021
Syndication costs paid, net	(124,679)	(32,429)
Formation loan funding	(152,561)	(65,961)
Formation loan collected	8,366	—
Cash from members’ capital	1,914,935	844,631
Net cash increase(decrease) before distributions to members	202,770	785,637
Distributions to members
Earnings distributed	(179,438)	(297,915)
Redemptions	(153,474)	159,404
Cash distributions to members	(332,912)	(138,511)
Net increase(decrease) in cash	(130,142)	647,126
Cash, beginning of period	1,264,314	1,176,630
Cash, end of period	$1,134,172	$1,823,756

Reconciliation of net income to net cash provided by (used in) operating activities:

	2015	2014
Net income	$350,062	$201,846
Adjustments to reconcile net income to net cash provided
by (used in) operating activities
Amortization of loan administration fees	31,691	31,509
Interest income, imputed on formation loan	(6,124)	(3,822)
Amortization of discount on formation loan	6,124	3,822
Change in operating assets and liabilities
Accrued interest	(20,407)	(5,461)
Receivable from affiliate	77,347	15,037
Prepaid Expenses	—	25,000
Loan administration fees	(36,600)	(30,878)
Accounts payable	—	27,018
Payable to affiliate	—	(15,650)
Other	462	—
Total adjustments	52,493	46,575
Net cash provided by (used in) operating activities	$402,555	$248,421

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
March 31, 2015 (unaudited)

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

In June 2012, the company filed with the SEC a second registration statement on Form S-11, which was declared effective in December 2012 that in substance extends the offering of member units past the sunset date of the registration of the initial public offering, which was filed in November 2008.  The 2012 registration offers up to 150,000,000 units of its membership interests to the public and 37,500,000 units to its members pursuant to its distribution reinvestment plan. The second registration statement expires in December 2015, three years from the date declared effective. It is the manager’s intention to file a third registration statement to continue the offering.

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

The description of the company’s operating agreement provisions contained in these financial statements’ notes provides only general information. Members should refer to the company's operating agreement for a more complete description of the provisions.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
March 31, 2015 (unaudited)

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
Notes to Financial Statements
March 31, 2015 (unaudited)

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
Notes to Financial Statements
March 31, 2015 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Management estimates (continued)

-Fair value estimates

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

Management has the requisite familiarity with the real estate markets it lends in generally and of the properties lent on specifically to analyze sales-comparables and assess their suitability/applicability.  Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability. These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties – on and off the market – that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
March 31, 2015 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Management estimates (continued)

-Earnings estimates

Since inception through March 31, 2015, the company has distributed cash of $4,448,842 (which includes $2,102,594 reinvested in DRIP units) to the members, based upon the managers’ projections of net income using several variables which included but were not limited to, an average rate of return for the loan portfolio, turnover rate of the loan portfolio, and the availability of quality loans for investment.  The company’s net income, applicable to members, during this period has been $3,616,189.  In 2015, provided the company becomes and remains fully invested in quality mortgage loans, this difference of $832,653 should diminish.  In the three months ended March 31, 2015, cash distributed to members was $387,250 and net income attributed to members was $346,561.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
March 31, 2015 (unaudited)

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

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES

The managers are allocated one percent of the profits and losses, which amounted to $3,501 and $2,018 for the three months ended March 31, 2015 and 2014, respectively.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
March 31, 2015 (unaudited)

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES (continued)

Formation loan

Formation loan transactions are presented in the following table at March 31, 2015.

	Three months ended	Since Inception
Balance, January 1	$1,255,600	$—
Formation loan made	152,561	1,730,976
Unamortized discount on imputed interest	(17,944)	(176,020)
	1,390,217	1,554,956

Repayments received from RMC	(8,366)	(326,558)
Early withdrawal penalties applied	(260)	(4,883)
Formation loan, net	1,381,591	1,223,515

Unamortized discount on imputed interest	17,944	176,020
Balance, March 31	$1,399,535	$1,399,535

Subscription proceeds to date	$24,613,235	$24,613,235

The formation loan has been deducted from members’ capital in the balance sheets.  As amounts are collected from RMC, the deduction from capital will be reduced.  Interest has been imputed at the market rate of interest in effect at the end of each quarter for the new additions to the loan.

The future minimum payments on the formation loan are presented in the following table.

2015	$125,560
2016	125,560
2017	125,560
2018	125,560
2019	125,560
Thereafter	771,735
Total	$1,399,535

RMC is required to repay the formation loan.  During the offering period, RMC is expected to repay annually, one tenth of the principal balance of the formation loan as of December 31 of the prior year.  Upon completion of the offering, the formation loan is expected to be amortized over 10 years and repaid in 10 equal annual installments.  If the managers are removed and RMC is no longer receiving payments for services rendered, the formation loan is forgiven.

The following commissions and fees are paid by the borrowers.

-Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, RMC may collect a loan brokerage commission that is expected to range from approximately 2% to 5% of the principal amount of each loan made during the year.  Total loan brokerage commissions are limited to an amount not to exceed 4% of the total company assets per year.  The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the company.  For the three months ended March 31, 2015 and 2014, these fees totaled $27,925 and $52,701, respectively.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
March 31, 2015 (unaudited)

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES (continued)

-Other fees

RMC or Gymno will receive fees for processing, notary, document preparation, credit investigation, reconveyance, and other mortgage related fees.  The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the company.  For the three months ended March 31, 2015 and 2014, these fees totaled $4,322 and $8,319, respectively.

The following fees are paid by the company to the managers.

-Loan administrative fees

RMC will receive a loan administrative fee in an amount up to 1% of the principal amount of each new loan originated or acquired on the company's behalf by RMC for services rendered in connection with the selection and underwriting of potential loans.  Such fees are payable by the company upon the closing or acquisition of each loan.  For the three months ended March 31, 2015 and 2014, the loan administration fees paid by the company to RMC were $36,600 and $30,878, respectively.

-Mortgage servicing fees

RMC earns mortgage servicing fees from the company of up to one-quarter of one percent (0.25%) annually of the unpaid principal balance of the loan portfolio or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  RMC is entitled to receive these fees regardless of whether specific mortgage payments are collected.  The mortgage servicing fees are accrued monthly on all loans.  Remittance to RMC is made monthly unless the loan has been assigned a specific loss reserve, at which point remittance is deferred until the specific loss reserve is no longer required, or the property has been acquired by the company.  To enhance the earnings of the company, RMC, in its sole discretion, may elect to accept less than the maximum amount of the mortgage servicing fee.  An increase or decrease in this fee within the limits set by the operating agreement directly impacts the yield to the members.  Mortgage servicing fees incurred and paid were $12,160 and $9,013 for the three months ended March 31, 2015 and 2014, respectively.  RMC did not waive any mortgage servicing fees during 2015 and 2014.

-Asset management fees

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

The managers, in their sole discretion, may elect to accept less than the maximum amount of the asset management fee.  An increase or decrease in this fee within the limits set by the operating agreement directly impacts the yield to the members.  RMC at its sole discretion, waived asset management fees during the three months ended 2015 and 2014, of $44,149 and $34,263, respectively.  There is no assurance the managers will decrease or waive these fees in the future.

Asset management fees paid to the managers are presented in the following table for the three months ended March 31.

	Three months ended March 31,
	2015	2014
Maximum chargeable by the managers	$44,149	$34,263
Waived by the managers	(44,149)	(34,263)
Charged	$—	$—

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
March 31, 2015 (unaudited)

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES (continued)

-Costs through RMC

RMC, a manager, per the operating agreement, may request reimbursement by the company for operating expenses incurred on behalf of the company, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to members, and out-of-pocket general and administration expenses.  Certain costs (e.g. postage) can be allocated specifically to the company.  Other costs are allocated on a pro-rata basis (e.g. by the company’s percentage of total capital of all mortgage funds managed by RMC).  Payroll and consulting fees are broken out first based on activity, and then allocated to the company on a pro-rata basis based on percentage of capital to the total capital of all mortgage funds.  The decision to request reimbursement of any qualifying charges is made by RMC in its sole discretion.  Operating expenses, for which reimbursement was requested, were $36,286 and $41,582 for the three months ended March 31, 2015 and 2014, respectively.  All fees RMC was entitled to, and requested were reimbursed during the period.

In addition, the managers, in their sole discretion, may elect to reimburse the company for professional services (primarily audit and tax expense).  An increase or decrease in reimbursements from the manager directly impact the yield to the members.  For the three months ended March 31, 2015, RMC reimbursed the company for professional services of $33,531.  No reimbursement for professional fees were made for the three months ending March 31, 2014.  There is no assurance the managers will reimburse these expenses in the future.

-Syndication costs

Syndication costs (all expenses incurred in connection with the start-up of the company or ongoing offering of the units, including legal and accounting fees, printing, mailing, distribution costs, filing fees, reimbursements to participating broker-dealers for due diligence expenses, reimbursements for training and education meetings for associated persons of a FINRA member, marketing reallowances of up to 1% of gross offering proceeds [gross offering proceeds is sale of units, excluding DRIP and premium units]) up to 4.5% of the gross proceeds, are reimbursed to RMC until RMC is repaid in full, and then the company will pay any additional costs directly.  The syndication costs are substantially front-ended, and RMC is reimbursed for these expenses quarterly up to 4.5% of the cumulative-to-date gross offering proceeds.

	2015	2014
Balance, January 1	$953,271	$754,491
Costs reimbursed to RMC (1)	124,679	31,912
Costs paid by the company	—	517
Early withdrawal penalties applied (3)	(201)	—
Allocated to date (2)	—	—

Balance, March 31	$1,077,749	$786,920

Gross offering proceeds	$23,954,735	$17,487,119
Percent reimbursed to RMC	4.50%	4.50%

(1)
As of March 31, 2015, RMC had incurred approximately $3,175,000 of syndication costs for the company and approximately $2,098,000 remains to be reimbursed by the company to RMC.  As of March 31, 2014, RMC had incurred approximately $2,772,000 of syndication costs for the company and approximately $1,985,000 remained to be reimbursed to RMC.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
March 31, 2015 (unaudited)

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years.  Loans acquired are generally done so within the first six months of origination, and purchased at the current par value, which approximates fair value.  As of March 31, 2015, 50 of the company’s 53 loans (representing 98% of the aggregate principal of the company’s loan portfolio) have a loan term up to five years or less from loan inception.  The remaining loans have terms longer than five years.  Substantially all loans are written without a prepayment-penalty provision.  As of March 31, 2015, 21 loans outstanding (representing 63% of the aggregate principal balance of the company’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity.  The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the three months ended March 31.

	2015	2014
Principal, January 1	$19,185,660	$14,698,430
Loans Funded	—	736,000
Loans acquired from affiliates	3,660,000	2,536,750
Payments received	(1,545,434)	(2,965,335)
Principal, March 31	$21,300,226	$15,005,845

Loan characteristics

Secured loans had the characteristics presented in the following table.

	March 31,	December 31,
	2015	2014
Number of secured loans	53	52
Secured loans – principal	$21,300,226	$19,185,660
Secured loans – lowest interest rate (fixed)	7.25%	7.25%
Secured loans – highest interest rate (fixed)	10.00%	10.00%

Average secured loan – principal	$401,891	$368,955
Average principal as percent of total principal	1.89%	1.92%
Average principal as percent of members’ capital	1.82%	1.89%
Average principal as percent of total assets	1.77%	1.77%

Largest secured loan – principal	$1,600,000	$1,600,000
Largest principal as percent of total principal	7.51%	8.34%
Largest principal as percent of members’ capital	7.25%	8.19%
Largest principal as percent of total assets	7.04%	7.69%

Smallest secured loan – principal	$45,068	$66,278
Smallest principal as percent of total principal	0.21%	0.35%
Smallest principal as percent of members’ capital	0.20%	0.34%
Smallest principal as percent of total assets	0.20%	0.32%

Number of counties where security is located (all California)	13	13
Largest percentage of principal in one county	29.51%	25.23%

Number of secured loans in foreclosure	1	1
Secured loans in foreclosure – principal	192,843	193,893

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
March 31, 2015 (unaudited)

NOTE 4 – LOANS (continued)

Loan characteristics (continued)

As of March 31, 2015, the company’s largest loan in the principal of $1,600,000 represents 7.51% of outstanding secured loans and 7.04% of company assets.  The loan is secured by a residential property located in Aptos, California, bears an interest rate of 8.75% and matures on August 1, 2015.

Larger loans sometimes increase above 10% of the secured loan portfolio or company assets as these amounts decrease due to member withdrawals, loan payoffs, or due to restructuring of existing loans.

Distribution of loans within California

The distribution of secured loans outstanding by California counties is presented in the following table.

	March 31, 2015		December 31, 2014
	Unpaid Principal Balance	Percent	Unpaid Principal Balance	Percent
San Francisco Bay Area
San Francisco	$6,284,854	29.51%	$4,584,854	23.90%
Alameda	2,315,172	10.87	2,322,907	12.11
San Mateo	1,653,335	7.76	1,554,577	8.10
Santa Clara	1,349,972	6.34	891,674	4.65
Contra Costa	1,185,835	5.57	1,186,371	6.18
Sonoma	66,867	0.31	67,146	0.35
	12,856,035	60.36	10,607,529	55.29

Other Northern California
Santa Cruz	1,600,000	7.51	2,320,000	12.09
Monterey	180,551	0.85	180,897	0.95
	1,780,551	8.36	2,500,897	13.03

Northern California Total	14,636,586	68.72	13,108,426	68.32

Los Angeles & Coastal
Los Angeles	5,050,205	23.71	4,840,941	25.23
Orange	432,070	2.03	432,828	2.26
San Diego	45,068	0.21	66,278	0.35
	5,527,343	25.95	5,340,047	27.84

Other Southern California
San Bernardino	635,021	2.98	635,768	3.31
Riverside	501,276	2.35	101,419	0.53
	1,136,297	5.33	737,187	3.84

Southern California Total	6,663,640	31.28	6,077,234	31.68

Total Secured Loans	$21,300,226	100.00%	$19,185,660	100.00%

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
March 31, 2015 (unaudited)

NOTE 4 – LOANS (continued)

Commitments/loan disbursements/construction and rehabilitation loans

The company may make construction loans that are not fully disbursed at loan inception. Construction loans are determined by the managers to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multi-family properties.  The company will approve and fund the construction loan up to a maximum loan balance. Disbursements will be made periodically as phases of the construction are completed or at such other times as the loan documents may require.  Undisbursed construction funds will be held in escrow pending disbursement.  Upon project completion, construction loans are reclassified as permanent loans.  Funding of construction loans is limited to 10% of the loan portfolio.  At March 31, 2015, the company had no construction loans outstanding.

The company may also make rehabilitation loans.  A rehabilitation loan will be approved up to a maximum principal balance and, at loan inception, will be either fully or partially disbursed.  If fully disbursed, a rehabilitation escrow account is established and advanced periodically as phases of the rehabilitation are completed or at such other times as the loan documents may require.  If not fully disbursed, the rehabilitation loan will be funded from available cash balances and future cash receipts.  The company does not maintain a separate cash reserve to fund undisbursed rehabilitation loan obligations.  Rehabilitation loan proceeds are generally used to acquire and remodel single family homes for future sale or rental.  Upon project completion, rehabilitation loans are reclassified as permanent loans.  Funding of rehabilitation loans is limited to 15% of the loan portfolio.  At March 31, 2015, the company had no rehabilitation loans outstanding.

Lien position

Secured loans had the lien positions presented in the following table.

	March 31, 2015			December 31, 2014
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	46	$19,636,633	92%	44	$17,114,452	89%
Second trust deeds	7	1,663,593	8	8	2,071,208	11
Total secured loans	53	21,300,226	100%	52	19,185,660	100%
Liens due other lenders at loan closing		3,309,639			4,773,151
Total debt		$24,609,865			$23,958,811

Appraised property value at loan closing		$47,463,405			$44,552,048

Percent of total debt to appraised
values (LTV) at loan closing(1)		51.85%			53.78%

(1)
Based on appraised values and liens due other lenders at loan closing.  The loan-to-value (LTV) computation does not take into account subsequent increases or decreases in security property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
March 31, 2015 (unaudited)

NOTE 4 – LOANS (continued)

Property type

Secured loans summarized by property type are presented in the following table.

	March 31, 2015			December 31, 2014
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	40	$14,935,302	70%	40	$14,512,116	76%
Multi-family	4	1,966,885	9	3	1,272,724	6
Commercial	9	4,398,039	21	9	3,400,820	18
Total secured loans	53	$21,300,226	100%	52	$19,185,660	100%

(2)
Single family property type as of March 31, 2015 consists of five loans with principal of $1,294,710 that are owner occupied and 35 loans with principal of $13,640,592 that are non-owner occupied.  At December 31, 2014, single family property consisted of five loans with principal of $1,318,743 that were owner occupied and 35 loans with principal of $13,193,373 that were non-owner occupied.

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table.

Calendar Year	Loans	Principal	Percent
2015(3)	8	$5,578,325	26%
2016	13	4,359,634	20
2017	10	4,529,341	21
2018	6	1,218,922	6
2019	13	5,028,384	24
2020	2	518,887	2
Thereafter	1	66,733	1
Total secured loans	53	$21,300,226	100%

(3) Loans maturing in 2015 from April 1 to December 31

Loans may be repaid or refinanced before, at or after the contractual maturity date.  On matured loans, the company may continue to accept payments while pursuing collection of amounts owed from borrowers.  Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

The company reports maturity data based upon the most recent contractual agreement with the borrower.  There were no renewals for the three months ended March 31, 2015.

Delinquency

Secured loans summarized by payment delinquency are presented in the following table.

	March 31,	December 31,
	2015	2014
Past Due
30-89 days	$584,854	$448,930
90-179 days	—	514,791
180 or more days	—	—
Total past due	584,854	963,721
Current	20,715,372	18,221,939
Total secured loans	$21,300,226	$19,185,660

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
March 31, 2015 (unaudited)

NOTE 4 – LOANS (continued)

Modifications and troubled debt restructurings

There were no loan modifications made during the three months ended March 31, 2015, and no modifications were in effect as of March 31, 2015 or December 31, 2014.

Loans in non-accrual status

At March 31, 2015 and December 31, 2014, there were no loans designated in non-accrual status.

Impaired loans/allowance for loan losses

At March 31, 2015 and December 31, 2014, the company had not designated any loans as impaired, and had not recorded an allowance for loan losses as all loans were deemed to have protective equity (i.e., low loan-to-value ratio) such that collection is reasonably assured for amounts owing.

Fair Value

The company does not record its loans at fair value on a recurring basis.  The recorded amount of the performing loans (i.e. the loan balance) is deemed to approximate the fair value.

-
Secured loans, performing (i.e. not designated as impaired) (Level 2) - Each loan is reviewed for its delinquency, LTV adjusted for the most recent valuation of the underlying collateral, remaining term to maturity, borrower’s payment history and other factors.  Also considered is the limited resale market for the loans.  Most companies or individuals making similar loans as the partnership intend to hold the loans until maturity as the average contractual term of the loans (and the historical experience of the time the loan is outstanding due to pre-payments) is shorter than conventional mortgages.  Further there are no prepayment penalties to be collected and any loan buyers would be hesitant to risk paying above par.  Due to these factors sales of the loans are infrequent and an active market does not exist.

Loans designated impaired (i.e. that are collateral dependent) are measured at fair value on a non-recurring basis.  The company did not have any loans designated impaired at March 31, 2015 or December 31, 2014.

-
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

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
March 31, 2015 (unaudited)

NOTE 4 – LOANS (continued)

Fair Value (continued)

The following methods and assumptions are used to determine the fair value of the collateral securing a loan.

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
Notes to Financial Statements
March 31, 2015 (unaudited)

NOTE 5 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS AND SYNDICATION COSTS

Legal proceedings

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics.  None of these actions typically would be of any material importance.  As of March 31, 2015, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

Commitments

There were no commitments other than those disclosed in Note 4.

NOTE 6 – SUBSEQUENT EVENTS

None

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this Report, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Results of Operations

General Economic Conditions

In the publication “California Employment Conditions:  March 2015” the Wells Fargo Group notes:

“Hiring Remains on the Fast Track – California continues to add jobs at a rapid clip.  Nonfarm payrolls increased by 39,800 in March, with solid gains across most major industries.  As has been the case throughout the recovery, employment growth is being led by hiring in California’s technology sector.  Employment in professional, scientific & technical services rose 0.8 percent in March and is up 6.2 percent year over year.”

“Total civilian employment in California has risen 2.7 percent over the past year, while the state’s labor force increased just 1.1 percent. Nationwide, total civilian employment rose 1.7 percent over the past year and the labor force grew just 0.5 percent. California’s stronger growth is apparently pulling job seekers back into the workforce and also pulling job seekers from other parts of the country.”

“Among metropolitan areas, the lowest employment rate continues to be found in the San Francisco Bay Area, where years of strong employment growth have driven the jobless rate in San Francisco to below 4 percent.”

“The improvement in employment conditions is still most apparent in areas closest to California’s largest metropolitan areas.  The outer reaches of the Bay area and Central Valley are improving but most areas are still enduring relatively high unemployment rates.”

“Although southern California has not quite matched the Bay area’s gains, employment conditions have improved considerably.  Nonfarm employment in Los Angeles has surged 2.7 percent over the past year, producing a gain of 113,300 new jobs.  Hiring rose even more dramatically in the Inland Empire, with nonfarm payrolls surging 4.2 percent over the past year.”

“San Diego continues to see strong gains, with nonfarm payrolls rising 3.1 percent over the past year and 40,900 net new jobs created across the metro area.  Overall job growth continues to be driven by gains in the region’s burgeoning life sciences and technology sector.  Hiring in professional and technical services has surged 7.2 percent over the past year, producing a net gain of 9,100 new jobs.”

As noted in the “California Economic Outlook: February 2015” by Wells Fargo’s Economics Group:

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

As noted in the prior report “California Economic Outlook:  November 2014” published by Wells Fargo’s Economics Group:

“Real GDP growth in the Golden State outpaced the nation in each of the past three years.  Although employment gains have moderated somewhat in 2014, overall job growth is poised to outpace the nation once again, suggesting that real GDP growth will also outpace the nation in 2014. Much of the state’s strongest gains continue to be concentrated in San Jose and San Francisco, although other metro areas such as San Diego and Fresno have also seen conditions improve considerably over the past year.  Growth in the tech sector is spilling over into other parts of the economy and construction activity has ramped up to meet the growing needs of the state’s expanding population base and recovering economy.  Home prices have rebounded across the state and incomes are rising at the strongest pace since the recovery.”

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

Performance Highlights

Since the inception of operations in the fourth quarter of 2009, the company has raised member capital at a moderate, steady pace.  Members' capital at March 31, 2015, was approximately $22,059,000, an increase of $5,733,000 since March 31, 2014 ($2,209,000 for 2014 to 2013).  Our investment in mortgage loans is increasing steadily since commencement of operations.  Mortgage loan balances grew to approximately $21,300,000 at March 31, 2015, an increase of $6,294,000 since March 31, 2014 ($1,791,000 for 2014 to 2013).

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that will create a mortgage portfolio that has substantial protective equity (i.e. safety margins to outstanding debt) as indicated by the overall conservative loan to value ratio (LTV) which at March 31, 2015 was 52%.  Thus per the appraisal-based valuations at the time of loan inception, borrowers have in the aggregate, equity of 48% in the property, and we as lenders have lent in the aggregate, 52% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.  See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for a presentation regarding our portfolio’s LTV at loan closing.

Net income for the three months ended March 31, 2015 increased by approximately $148,000 over the same period in 2014.  Revenue from the collection of interest on loans, net for the three months ended March 31, 2015 increased by approximately $83,000 over the same period ended 2014, due to the growth of the secured loan portfolio.  Operating expenses for the three months ended March 31, 2015 decreased by approximately $64,000 over the same period in 2014 due to changes in amounts charged by and reimbursements received from managers.

Key Performance Indicators

Key Performance Indicators are presented in the following table.

	For the three months ended March 31,
	2015	2014	2013
Secured loans – end of period balance	$21,300,226	$15,005,845	$13,215,350
Secured loans – average daily balance	19,965,000	15,192,000	12,259,000

Members’ capital, gross – end of period balance	$24,525,148	$18,144,032	$15,750,144
Members’ capital, gross – average balance	23,123,000	17,753,000	15,492,000

Interest on loans, gross	$430,159	$346,686	$289,136
Portfolio average interest rate(1)	8.66%	9.28%	9.49%
Effective average yield rate(2)	8.62	9.13	9.43
Percent of average members capital(4)(5)	7.37	7.73	7.39

Amortization of loan administration fees	$31,691	$31,509	$27,840
Percent of average daily balance(3)	0.63%	0.83%	0.91%
Percent of average members capital(4)(5)	0.54	0.70	0.71

Interest on loans, net	$398,467	$315,177	$261,296
Percent of average daily balance(3)	7.98%	8.30%	8.53%
Percent of average members capital(4)(5)	6.82	7.03	6.68

Provision for loan losses	$—	$—	$—
Percent of average daily balance(3)	—%	—%	—%

Total operating expenses	$50,715	$114,598	$40,454
Percent of average daily balance(3)	1.02%	3.02%	1.32%
Percent of average members capital(4)(5)	0.87%	2.56%	1.03%

Net Income	$350,062	$201,846	$223,791
Percent of average daily balance(3)	7.01%	5.31%	7.30%
Percent of average members capital(4)(5)	6.00%	4.50%	5.72%

Member Distributions	$387,250	$297,916	$257,733
Percent of average daily balance(3)	7.76%	7.84%	8.41%
Percent(6)	6.50%	6.50%	6.50%

Member Redemptions	$153,474	$—	$15,000

(1)	Weighted daily average of loans stated note interest rate and principal balance for the entire loan portfolio.
(2)	Annualized yield rate of interest on loans, gross and daily average secured loan balance.
(3)	Percent of secured loans – average daily balance, annualized
(4)	Percent of members’ capital, gross – average balance, annualized
(5)	Percent based on the net income available to members (excluding 1% of profits and losses allocated to managers)
(6)	Percent credited to and distributed from members’ capital accounts on members’ statements

-Loans – end-of-period balance

The March 31, end of period secured loan balance for 2015 of $21,300,226 was an increase of approximately 42% ($6.3 million) over 2014’s $15,005,845, which was up approximately 14% ($1.8 million) from 2013’s $13,215,350.  The increases in the balance of the secured loan portfolio are due to increased members’ capital available for lending and increased investment in California real estate markets, which expands the market for new loans.  Secured loans as a percent of members’ capital (based on average daily balances) were 86%, 86%, and 79% at March 31, 2015, 2014, and 2013, respectively.

The average yield rate of the portfolio decreased 0.5% for March 31, 2015 compared to March 31, 2014 (decreased 0.3% for March 31, 2014 to March 31, 2013) as the company funded longer term, lower interest rate loans.  The longer term and lower interest rates resulted from exiting a program in which RMC arranged for the purchase of loans from an unaffiliated lender who was the servicer of the loans.  These loans generally were secured by first deeds of trust on single-family real property located in California, were short term (5-11 months) and carried a note rate of 9% to 11%.

-Members’ capital, gross – end of period balance

The end of period gross members’ capital balance at March 31, 2015 was $24,525,148, up 35% ($6.4 million) from 2014’s $18,144,032, which was up 15% ($2.4 million) from 2013’s $15,750,144.

Analysis and discussion of income/(loss) from operations

Significant changes to income or expense areas for the three month period ended March 31, 2015 compared to the same period in 2014 are summarized in the following table.

	Interest	Provision/ allowance
	Income	for loan	Other	Operating	Net
	Loans	losses	Income	Expenses	Income
For the three months ended March 31,
2015	$398,467	$—	$2,310	$50,715	$350,062
2014	315,177	—	1,268	114,599	201,846
Change	83,290	—	1,042	(63,884)	148,216

Change
Loan Balance Increase	161,012	—	—	3,147	157,865
Loan Portfolio Effective Yield Rate	(77,722)	—	—	—	(77,722)
Late Fees	—	—	1,042	—	1,042
Asset Management Fee Rate	—	—	—	—	—
Manager Expense Reimbursements	—	—	—	(65,386)	65,386
Other		—	—	(1,645)	1,645
Change	$83,290	$—	$1,042	$(63,884)	$148,216

Interest on loans, net increased $83,000 (26%) and Net Income increased $148,000 (73%).  Operating expenses as a percent of interest on loans, net was 13%, 36% and 15% for the three months ended March 31, 2015, 2014, and 2013, respectively.  As loan balances continue to increase, operating expenses as a percent of interest on loans, net will likewise decline (even with reduced levels of expense support from RMC).

Revenue – Interest on loans

Interest on loans increased due to growth of the secured loan portfolio and secured loan portfolio’s strong payment history to date, which has resulted in no loans being designated non-accrual.  The Secured loans – average daily balance at March 31, 2015 increased approximately $4,773,000, or approximately 31% over the average daily balance at March 31, 2014.

Provision for loan losses/allowance for loan losses

At March 31, 2015 and 2014, the company had not recorded an allowance for loan losses as no loans were designated as impaired, and all loans had protective equity such that at March 31, 2015 and 2014, collection was deemed probable for amounts owing.

Other income

Other income increased $1,042 for the three months ended March 31, 2015 over the same period in 2014.

Operating Expenses

Operating expenses as a percent of “Total revenues, net” for March 31, 2015, and 2014 were 13% and 36%, respectively.

Significant changes to operating expense areas for the three month period ended March 31, 2015 compared to the same period in 2014 are summarized in the following table.

	Mortgage	Asset	Costs
	Servicing	Management	Through	Professional
	Fees	Fees	RMC	Services	Other	Total
For the three months ended March 31,
2015	$12,160	$—	$36,286	$643	$1,626	$50,715
2014	9,013	—	41,582	60,733	3,271	114,599
Change	3,147	—	(5,296)	(60,090)	(1,645)	(63,884)

Change
Loan Balance Increase	3,147	—	—	—	—	3,147
Manager Expense Allocations	—	—	(5,296)	—	—	(5,296)
Manager Expense Reimbursements	—	—	—	(33,531)	—	(33,531)
Expense Recognition Timing	—	—	—	(20,000)	—	(20,000)
Other	—	—	—	(6,559)	(1,645)	(8,204)
Change	$3,147	$—	$(5,296)	$(60,090)	$(1,645)	$(63,884)

– Mortgage servicing fees

The increase in mortgage servicing fees of $3,147 is consistent with the increases in the average daily secured loan portfolio of $4,773,000, noted above in Revenue – Interest on loans, at the annual rate of 0.25%.

 – Asset management fees

RMC at its sole discretion, waived asset management fees for the three months ended March 31, 2015 and 2014, of $44,149 and $34,263, respectively.  There is no assurance RMC will waive its right to receive such fees in future periods.

 – Costs through RMC

The decrease in costs reimbursed to RMC of $5,296 was primarily due to a revision in the managers expense allocation of qualifying charges (includes but is not limited to, salaries, compensation, travel expenses, fringe benefits, rent, insurance, depreciation and outside services), done in accordance with the operating agreement.

 – Professional services

Professional fees consists primarily of legal, audit, and tax expenses.  The decrease in professional services for the three months ended March 31, 2015, was due primarily to expense reimbursements by RMC, at their sole discretion, of $33,531.  No reimbursements for professional fees were provided during the same period in 2014.  In addition, overall Audit & Tax fees decreased due to differences in the period service expenses were recognized, and overall cost reductions due to increased efficiency in the reporting process.

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

Contractual Obligations

At March 31, 2015 the company had no contractual obligations, except to reimburse RMC for syndication costs.  As of March 31, 2015, approximately $2,098,000 was to be reimbursed to RMC contingent upon future sales of member units.  See Note 3 (Managers and Other Related Parties-Syndication Costs) and Note 5 (Commitments and Contingencies, Other Than Loan Commitments and Syndication Costs) to the financial statements included in Part I, Item 1 of this report.

Cash Receipts and Disbursements

Cash receipts and disbursements by business activity are presented in the following table.

	For the three months ended March 31,
	2015	2014
Members’ capital
Receipts - Contributions	$2,183,809	$943,021

Disbursement
Distributions, net	(332,912)	(138,511)
Syndication costs, net	(124,679)	(32,429)
Formation loan, net	(144,195)	(65,961)
	(601,786)	(236,901)
Cash – Members’ capital, net	1,582,023	706,120

Loan principal/advances/interest
Receipts
Principal & advances collected	1,545,434	2,965,335
Interest received, net	373,152	310,347
Other loan income	2,310	1,268
	1,920,896	3,276,950
Disbursements
Loan funding	(3,660,000)	(3,272,750)
Advances made	(154)	—
	(3,660,154)	(3,272,750)
Cash – loans, net	(1,739,258)	4,200

Operating expenses	27,093	(63,194)

Net change in cash	$(130,142)	$647,126

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

The company allocates its profits, after syndication costs, to member distributions.  The table below shows distributions reinvested by members under the distribution reinvestment plan, cash distributions to members, the total distributions to members, and the percent of members’ capital electing cash distribution for the three months ended March 31.

	2015	2014
Reinvesting	$218,749	$159,405
Distributing	168,501	138,511
Total	$387,250	$297,916

Percent of members’ capital, electing distribution	44%	46%

Net Income/Member Distributions

The company’s distributed annualized yield was 6.50% for the three months ended March 31, 2015 and 2014.  The company’s cash distributions for members (excluding redemptions) during the three months ended March 31, 2015 and 2014 were $387,250 and $297,916, respectively.  To determine the amount of cash to be distributed in any specific month, the company relies in part on its annual forecast of profits, which takes into account the difference between the forecasted and actual results in the prior year and the requirement to maintain a cash reserve.

In calendar quarters in which we did not generate cash flow from operating activities sufficient to fully fund distributions, distributions in excess of our cash flow from operating activities were funded from cash on hand, which includes proceeds from offerings and loan payments from borrowers.

Net income recorded for the three months ended March 31, 2015 and 2014 for members was $346,561 and $199,828, respectively.  The difference between net income and cash distributions was due to the managers’ projections of net income using several variables which included but were not limited to an average rate of return for the loan portfolio, turnover rate of the loan portfolio, and the availability of quality loans for investment.  Provided the company becomes and remains fully invested in quality mortgage loans, this difference should diminish until eliminated.

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

The table below sets forth the company’s capital redemptions for the three months ended March 31.

	2015	2014
Capital redemptions-without penalty	$130,418	$—
Capital redemptions-subject to penalty	23,056	—
Total	$153,474	$—

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

Net cash provided by (used in) operating activities, net income, and distributions to members, from inception to March 31, 2015, are summarized in the following table:

					Percent of
					Distributions
					Paid From	Percent of
	Net Cash				Net Cash	Net
	Provided by				Provided by	Income
Quarters	(Used In)		Distributions	Distributions	(Used In)	Covering
ending by	Operating	Net	To	To	Operating	Total
Year	Activities	Income	Members	Managers	Activities	Distributions

2009-2011	$603,570	$697,691	$818,679	$1,797	74%	85%

2012
Mar. 31	170,559	159,935	191,236	—	89	84
Jun. 30	114,514	103,257	205,097	5,180	56	50
Sep. 30	92,938	139,090	219,263	—	42	63
Dec. 31	190,706	224,335	239,204	—	80	94
	568,717	626,617	854,800	5,180	67	73
2013
Mar. 31	198,925	223,791	257,733	—	77	87
Jun. 30	224,856	189,221	265,554	—	85	71
Sep. 30	182,068	186,731	270,505	6,266	67	69
Dec. 31	200,802	284,880	282,603	—	71	101
	806,651	884,623	1,076,395	6,266	75	82
2014
Mar. 31	248,421	201,846	297,916	—	83	68
Jun. 30	182,097	261,947	314,533	—	58	83
Sep. 30	270,702	266,851	337,647	8,846	80	79
Dec. 31	284,498	363,079	361,622	—	79	100
	985,718	1,093,723	1,311,718	8,846	75	83
2015
Mar. 31	402,555	350,062	387,250	—	104	90

Program to date	$3,367,211	$3,652,716	$4,448,842	$22,089	76%	82%

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in the manager’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the manager’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.      Legal Proceedings

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics.  None of these actions typically would be of any material importance.  As of March 31, 2015, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

ITEM 1A.   Risk Factors

There have been no material changes to the risk factors set forth in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

As of March 31, 2015, we had sold 26,203,363 units in the offering, for gross offering proceeds of $26,203,363 (including units issued under our distribution reinvestment plan).  The outstanding units are held by approximately 530 members.

From the total subscription proceeds of $24,613,235, syndication costs (the organizational and offering costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses, and filing fees) of approximately $1,078,000 have been billed to date.  Syndication costs are charged against members’ capital, and will be allocated to individual members consistent with the company’s operating agreement.

Sales commissions are not paid directly by the company out of offering proceeds.  Instead, the company loans to RMC amounts to pay all sales commissions and amounts payable in connection with unsolicited orders.  This loan is unsecured, and non-interest bearing and is referred to as the “formation loan.”  As of March 31, 2015 the company had made formation loans of $1,730,976, of which $1,399,535 remain to be collected.  The formation loan has been deducted from members’ capital on the balance sheet.  As amounts are received from RMC as payments on the loan, the deduction from capital will be reduced.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: May 15, 2015	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer)

Date: May 15, 2015	By:	Gymno LLC, Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	Manager