Form 10-Q
period 2015-06-30
Redwood Mortgage Investors IX
filed 2015-08-14
CIK 1448038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
[   ] YES    [X] NO

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC
Balance Sheets
June 30, 2015 (unaudited) and December 31, 2014 (audited)

ASSETS

	June 30,	December 31,
	2015	2014
Cash, in banks	$1,842,881	$1,264,314

Loans, secured by deeds of trust
Principal	22,158,204	19,185,660
Advances	12,542	12,307
Accrued interest	165,737	144,277
Allowance for loan losses	—	—

Loans, net	22,336,483	19,342,244

Other assets, net	133,643	195,033

Total assets	$24,313,007	$20,801,591

LIABILITIES, INVESTORS IN APPLICANT STATUS, AND MEMBERS’ CAPITAL

Liabilities – accrued fees & other accounts payable	$147	$319

Investors in applicant status	1,402,150	1,257,000

Members’ capital
Members’ capital, subject to redemption	22,889,428	19,521,537
Managers’ capital, net	21,282	22,735
Total members’ capital	22,910,710	19,544,272

Total liabilities, investors in applicant status, and members’ capital	$24,313,007	$20,801,591

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
Income Statements
For the Three and Six Months Ended June 30, 2015 and 2014 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues, net
Loans
Interest income	$411,164	$333,001	$809,631	$648,179
Late fees	3,072	3,058	5,332	4,277

Revenue, loans	414,236	336,059	814,963	652,456

Provision for (recovery of) loan losses	—	—	—	—

Loans, net	414,236	336,059	814,963	652,456

Formation loan imputed interest	5,520	4,096	11,644	7,918
Amortization of discount on formation loan	(5,520)	(4,096)	(11,644)	(7,918)

Total revenues, net	414,236	336,059	814,963	652,456

Operations Expense
Mortgage servicing fees	13,053	9,789	25,213	18,802
Asset management fees	—	18,031	—	18,031
Costs from Redwood Mortgage Corp.	—	10,596	36,286	52,179
Professional services	7,716	20,954	8,359	81,687
Other	12,491	14,742	14,067	17,963

Total operations expense	33,260	74,112	83,925	188,662

Net income	$380,976	$261,947	$731,038	$463,794

Members (99%)	$377,167	$259,328	$723,728	$459,156
Managers (1%)	3,809	2,619	7,310	4,638
	$380,976	$261,947	$731,038	$463,794

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
Statements of Changes in Members’ Capital
For the Six Months Ended June 30, 2015 (unaudited)

		Members
	Investors
	In		Unallocated
	Applicant		Syndication	Formation
	Status	Capital	Costs	Loan	Capital, net
Balances at December 31, 2014	$1,257,000	$21,720,875	$(943,738)	$(1,255,600)	$19,521,537
Contributions on application	4,085,987	—	—	—	—
Contributions admitted to
members' capital	(3,935,937)	3,935,937	—	—	3,935,937
Premiums paid on application by
RMC	4,270	—	—	—	—
Premiums admitted to
members' capital	(9,170)	9,170	—	—	9,170
Net income	—	723,728	—	—	723,728
Earnings distributed to members	—	(806,668)	—	—	(806,668)
Earnings distributed used in DRIP	—	460,304	—	—	460,304
Member's redemptions	—	(501,840)	—	—	(501,840)
Formation loan funding	—	—	—	(286,019)	(286,019)
Formation loan payments received	—	—	—	8,366	8,366
Syndication costs incurred	—	—	(175,545)	—	(175,545)
Early withdrawal penalties	—	—	199	259	458

Balances at June 30, 2015	$1,402,150	$25,541,506	$(1,119,084)	$(1,532,994)	$22,889,428

	Managers
		Unallocated		Total
		Syndication		Members’
	Capital	Costs	Capital, net	Capital
Balances at December 31, 2014	$32,268	$(9,533)	$22,735	$19,544,272
Contributions on application	—	—	—	—
Contributions admitted to
members' capital	3,945	—	3,945	3,939,882
Premiums paid on application by
RMC	—	—	—	—
Premiums admitted to
members' capital	—	—	—	9,170
Net income	7,310	—	7,310	731,038
Earnings distributed to members	(10,937)	—	(10,937)	(817,605)
Earnings distributed used in DRIP	—	—	—	460,304
Members’ redemptions	—	—	—	(501,840)
Formation loan funding	—	—	—	(286,019)
Formation loan payments received	—	—	—	8,366
Syndication costs incurred	—	(1,773)	(1,773)	(177,318)
Early withdrawal penalties	—	2	2	460

Balances at June 30, 2015	$32,586	$(11,304)	$21,282	$22,910,710

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
Statements of Changes in Members’ Capital
For the Three Months Ended June 30, 2015 (unaudited)

		Members
	Investors
	In		Unallocated
	Applicant		Syndication	Formation
	Status	Capital	Costs	Loan	Capital, net
Balances at March 31, 2015	$658,500	$24,525,148	$(1,066,971)	$(1,399,535)	$22,058,642
Contributions on application	1,906,550	—	—	—	—
Contributions admitted to
members' capital	(1,165,000)	1,165,000	—	—	1,165,000
Premiums paid on application by
RMC	2,520	—	—	—	—
Premiums admitted to
members' capital	(420)	420	—	—	420
Net income	—	377,167	—	—	377,167
Earnings distributed to members	—	(419,418)	—	—	(419,418)
Earnings distributed used in DRIP	—	241,555	—	—	241,555
Member's redemptions	—	(348,366)	—	—	(348,366)
Formation loan funding	—	—	—	(133,458)	(133,458)
Formation loan payments received	—	—	—	—	—
Syndication costs incurred	—	—	(52,113)	—	(52,113)
Early withdrawal penalties	—	—	—	(1)	(1)

Balances at June 30, 2015	$1,402,150	$25,541,506	$(1,119,084)	$(1,532,994)	$22,889,428

	Managers
		Unallocated		Total
		Syndication		Members’
	Capital	Costs	Capital, net	Capital
Balances at March 31, 2015	$27,612	$(10,778)	$16,834	$22,075,476
Contributions on application	—	—	—	—
Contributions admitted to
members' capital	1,165	—	1,165	1,166,165
Premiums paid on application by
RMC	—	—	—	—
Premiums admitted to members'
capital	—	—	—	420
Net income	3,809	—	3,809	380,976
Earnings distributed to members	—	—	—	(419,418)
Earnings distributed used in DRIP	—	—	—	241,555
Members’ redemptions	—	—	—	(348,366)
Formation loan funding	—	—	—	(133,458)
Formation loan payments received	—	—	—	—
Syndication costs incurred	—	(526)	(526)	(52,639)
Early withdrawal penalties	—	—	—	(1)

Balances at June 30, 2015	$32,586	$(11,304)	$21,282	$22,910,710

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
Statements of Cash Flows
For the Six Months Ended June 30, 2015 and 2014 (unaudited)

	2015	2014
Operations
Interest received	$862,388	$681,255
Other loan income	5,432	4,326
Loan administration fee paid	(90,174)	(74,262)
Operations expense	(6,217)	129,186
Cash from operations	771,429	740,505
Investing – loan principal/advances
Principal collected on loans	6,044,849	4,999,640
Loans originated	(9,017,393)	(7,656,250)
Advances on loans	(235)	(9,773)
Cash used in loan principal/advances, net	(2,972,779)	(2,666,383)
Financing – members’ capital
Contributions by members	4,094,029	2,156,219
Syndication costs paid, net	(177,318)	(96,611)
Formation loan funding	(286,019)	(155,790)
Formation loan collected	8,366	—
Cash from members’ capital	3,639,058	1,903,818
Net cash increase(decrease) before distributions to members	1,437,708	(22,060)
Distributions to members
Earnings distributed	(357,301)	(281,575)
Redemptions	(501,840)	—
Cash distributions to members	(859,141)	(281,575)
Net increase(decrease) in cash	578,567	(303,635)
Cash, beginning of period	1,264,314	1,176,630
Cash, end of period	$1,842,881	$872,995

Reconciliation of net income to net cash provided by (used in) operations:

	2015	2014
Net income	$731,038	$463,794
Adjustments to reconcile net income to net cash provided
by (used in) operations
Amortization of loan administration fees	74,217	55,752
Interest income, imputed on formation loan	(11,644)	(7,918)
Amortization of discount on formation loan	11,644	7,918
Change in operation assets and liabilities
Accrued interest	(21,460)	(22,677)
Receivable from affiliate	77,347	(19,422)
Prepaid Expenses	—	25,000
Loan administration fees	(90,174)	(74,262)
Accounts payable	—	(62)
Payable to affiliate	—	312,382
Other	461	—
Total adjustments	40,391	276,711
Net cash provided by (used in) operations	$771,429	$740,505

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
Statements of Cash Flows
For the Three Months Ended June 30, 2015 and 2014 (unaudited)

	2015	2014
Operations
Interest received	$452,636	$340,032
Other loan income	3,122	3,057
Loan administration fee paid	(53,574)	(43,385)
Operations expense	(33,310)	192,380
Cash from operations	368,874	492,084
Investing – loan principal/advances
Principal collected on loans	4,499,415	2,034,305
Loans originated	(5,357,393)	(4,383,500)
Advances on loans	(81)	(9,773)
Cash used in loan principal/advances, net	(858,059)	(2,358,968)
Financing – members’ capital
Contributions by members	1,910,220	1,213,198
Syndication costs paid, net	(52,639)	(64,182)
Formation loan funding	(133,458)	(89,829)
Formation loan collected	—	—
Cash from members’ capital	1,724,123	1,059,187
Net cash increase(decrease) before distributions to members	1,234,938	(807,697)
Distributions to members
Earnings distributed	(177,863)	(143,064)
Redemptions	(348,366)	—
Cash distributions to members	(526,229)	(143,064)
Net increase(decrease) in cash	708,709	(950,761)
Cash, beginning of period	1,134,172	1,823,756
Cash, end of period	$1,842,881	$872,995

Reconciliation of net income to net cash provided by (used in) operations:

	2015	2014
Net income	$380,976	$261,947
Adjustments to reconcile net income to net cash provided
by (used in) operations
Amortization of loan administration fees	42,526	24,243
Interest income, imputed on formation loan	(5,520)	(4,096)
Amortization of discount on formation loan	5,520	4,096
Change in operation assets and liabilities
Accrued interest	(1,053)	(17,216)
Receivable from affiliate	—	(34,459)
Prepaid Expenses	—	—
Loan administration fees	(53,574)	(43,385)
Accounts payable	—	(27,078)
Payable to affiliate	—	328,032
Other	(1)	—
Total adjustments	(12,102)	230,137
Net cash provided by (used in) operations	$368,874	$492,084

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
June 30, 2015 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL

In the opinion of the manager, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission (SEC). The results of operations for the six month period ended June 30, 2015 are not necessarily indicative of the operations results to be expected for the full year.

Redwood Mortgage Investors IX, LLC (the company) is a Delaware limited liability company formed in October 2008 to make loans secured primarily by first and second deeds of trust on California real estate.

Redwood Mortgage Corp. (RMC) is the manager of the company (RMC’s wholly-owned subsidiary Gymno LLC (Gymno) was a manager prior to its merger into RMC effective June 30, 2015). The mortgage loans the company invests in are arranged and are generally serviced by RMC. The manager is solely responsible for managing the business and affairs of the company, subject to the voting rights of the members on specified matters. The manager acting alone has the power and authority to act for and bind the company.

The rights, duties and powers of the manager and members of the company are governed by the company’s operating agreement and the Delaware Limited Liability Company Act.

Members representing a majority of the outstanding units may, without the concurrence of the manager, vote to: (i) dissolve the company, (ii) amend the operating agreement, subject to certain limitations, (iii) approve or disapprove the sale of all or substantially all of the assets of the company or (iv) remove or replace the manager.

A majority in interest of the members is required to elect a new manager to continue the company business after a manager ceases to be a manager due to its withdrawal.

Profits and losses are allocated among the members according to their respective capital accounts monthly after 1% of the profits and losses are allocated to the manager. The allocation to the manager may not exceed 1%. The monthly results are subject to subsequent adjustment as a result of quarterly and year-end accounting and reporting. Investors should not expect the company to provide tax benefits of the type commonly associated with limited liability company tax shelter investments.

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

The description of the company's operating agreement contained in these financial statements notes provides only general information. Members should refer to the company's operating agreement for a more complete description of the provisions.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
June 30, 2015 (unaudited)

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

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
June 30, 2015 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL (continued)

Contributed capital

The manager is required to contribute to capital 1/10 of 1% of the aggregate capital accounts of the members.

Manager’s interest

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

Formation loans

Sales commissions are not paid directly by the company out of the offering proceeds.  Instead, the company loans to RMC, amounts to pay all sales commissions and amounts payable in connection with unsolicited orders.  This loan is unsecured and non-interest bearing and is referred to as the “formation loan.”  During the offering period, RMC will repay annually, one tenth of the principal balance of the formation loan as of December 31 of the prior year.  Upon completion of the offering, the formation loan will be amortized over 10 years and is expected to be repaid in 10 equal annual installments.  The formation loan has been deducted from members’ capital in the balance sheets.  As amounts are received from RMC as payments on the loan, the deduction from capital will be reduced.  Interest has been imputed at the market rate of interest in effect at the end of each quarter for the new additions to the loan. If the manager is removed and RMC is no longer receiving payments for services rendered, the formation loan is forgiven.

Income taxes and Members’ capital – tax basis

Income taxes – federal and state – are the obligation of the members, if and when taxes apply, other than for the annual California franchise tax, and any California LLC cash receipts taxes paid by the company.

Term of the Company

The company is scheduled to terminate in 2028, unless sooner terminated as provided in the operating agreement.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods.  Such estimates relate principally to the determination of the valuation of impaired loans, if any, (which itself requires determining the fair value of the collateral), and the valuation of real estate owned, if any, at acquisition and subsequently.  Actual results could differ significantly from these estimates.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
June 30, 2015 (unaudited)

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
June 30, 2015 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Management estimates (continued)

-Earnings estimates

Since inception through June 30, 2015, the company has distributed cash of $4,868,260 (which includes $2,344,150 reinvested in DRIP units) to the members, based upon the managers’ projections of net income using several variables which included but were not limited to, an average rate of return for the loan portfolio, turnover rate of the loan portfolio, and the availability of quality loans for investment.  The company’s net income, applicable to members, during this period has been $3,993,355.  As the company’s capital increases, and provided the company becomes and remains fully invested in quality mortgage loans, this difference of $874,905 should diminish.  In the six months ended June 30, 2015, cash distributed to members was $806,668 and net income attributed to members was $723,728.

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
June 30, 2015 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans and interest income (continued)

Loan administration fees are capitalized and amortized over the life of the loan on a straight-line method which approximates the effective interest method.

Allowance for loan losses

Loans and the related accrued interest and advances (i.e. the loan balance) are analyzed on a periodic basis for ultimate recoverability.  Delinquencies are identified and followed as part of the loan system. Collateral fair values are reviewed quarterly and the protective equity for each loan is computed.  As used herein, “protective equity” is the arithmetic difference between the fair value of the collateral, net of any senior liens, and the loan balance, where “loan balance” is the sum of the unpaid principal, advances and the recorded interest thereon.  This computation is done for each loan (whether impaired or performing), and while loans secured by collateral of similar property type are grouped, there is enough distinction and variation in the collateral that a loan-by-loan, collateral-by-collateral analysis is appropriate.

For loans designated impaired, a provision is made for loan losses to adjust the allowance for loan losses to an amount such that the net carrying amount (unpaid principal less the specific allowance) is reduced to the lower of the loan balance or the estimated fair value of the related collateral, net of any senior loans and net of any costs to sell in arriving at net realizable value.

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

At foreclosure any excess of the recorded investment in the loan (accounting basis) over the net realizable value is charged against the allowance for loan losses.

Real estate owned (REO)

Real estate owned (REO) is property acquired in full or partial settlement of loan obligations generally through foreclosure, and is recorded at acquisition at the lower of the amount owed on the loan (legal basis), plus any senior indebtedness, or at the property’s net realizable value, which is the fair value less estimated costs to sell, as applicable. The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers.  The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent valuation reserves.  After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred.  After acquisition, REO is analyzed periodically for changes in fair values and any subsequent write down is charged to operations expenses.  Any recovery in the fair value subsequent to such a write down is recorded and is not to exceed the value recorded at acquisition.  Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

Recently issued accounting pronouncements

There are no recently effective or issued but not yet effective accounting pronouncements which would have a material effect on the company’s reported financial position or results of operations.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
June 30, 2015 (unaudited)

NOTE 3 – MANAGER AND OTHER RELATED PARTIES

RMC is allocated one percent of the profits and losses, which amounted to $3,809 and $2,619 for the three months ended, and $7,310 and $4,638 for the six months ended June, 30, 2015 and 2014, respectively.

Formation loan

Formation loan transactions are presented in the following table at June 30, 2015.

	Six months ended	Since Inception
Balance, January 1	$1,255,600	$—
Formation loan made	286,020	1,864,435
Unamortized discount on imputed interest	(12,425)	(170,500)
	1,529,195	1,693,935

Repayments received from RMC	(8,366)	(326,558)
Early withdrawal penalties applied	(260)	(4,883)
Formation loan, net	1,520,569	1,362,494

Unamortized discount on imputed interest	12,425	170,500
Balance, June 30	$1,532,994	$1,532,994

Subscription proceeds to date	$26,519,785	$26,519,785

The formation loan has been deducted from members’ capital in the balance sheets.  As amounts are collected from RMC, the deduction from capital will be reduced.  Interest has been imputed at the market rate of interest in effect at the end of each quarter for the new additions to the loan.

The future minimum payments on the formation loan are presented in the following table.

2015	$125,560
2016	125,560
2017	125,560
2018	125,560
2019	125,560
Thereafter	905,194
Total	$1,532,994

RMC is required to repay the formation loan.  During the offering period, RMC is expected to repay annually, one tenth of the principal balance of the formation loan as of December 31 of the prior year.  Upon completion of the offering, the formation loan is expected to be amortized over 10 years and repaid in 10 equal annual installments.  If the manager is removed and RMC is no longer receiving payments for services rendered, the formation loan is forgiven.

The following commissions and fees are paid by the borrowers.

-Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, RMC may collect a loan brokerage commission that is expected to range from approximately 1.5% to 5% of the principal amount of each loan made during the year. Total loan brokerage commissions are limited to an amount not to exceed 4% of the total company assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the company. These fees totaled $71,603 and $59,288 for the three months ended, and $99,528 and $111,989 for the six months ended, June 30, 2015 and 2014, respectively.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
June 30, 2015 (unaudited)

NOTE 3 – MANAGER AND OTHER RELATED PARTIES (continued)

-Other fees

RMC receives fees for processing, notary, document preparation, credit investigation, reconveyance, and other mortgage related fees.  The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the company.  These fees totaled $12,273 and $6,451 for the three months ended, and $16,595 and $14,590 for the six months ended June 30, 2015 and 2014, respectively.

The following fees are paid by the company to RMC.

-Loan administrative fees

RMC will receive a loan administrative fee in an amount up to 1% of the principal amount of each new loan originated or acquired on the company's behalf by RMC for services rendered in connection with the selection and underwriting of potential loans.  Such fees are payable by the company upon the closing or acquisition of each loan.  The loan administration fees paid by the company to RMC were $53,574 and $43,385 for the three months ended, and $90,174 and $74,262 for the six months ended June 30, 2015 and 2014, respectively.

-Mortgage servicing fees

RMC earns mortgage servicing fees from the company of up to one-quarter of one percent (0.25%) annually of the unpaid principal balance of the loan portfolio or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  RMC is entitled to receive these fees regardless of whether specific mortgage payments are collected.  The mortgage servicing fees are accrued monthly on all loans.  Remittance to RMC is made monthly unless the loan has been assigned a specific loss reserve, at which point remittance is deferred until the specific loss reserve is no longer required, or the property has been acquired by the company.  To enhance the earnings of the company, RMC, in its sole discretion, may elect to accept less than the maximum amount of the mortgage servicing fee.  An increase or decrease in this fee within the limits set by the operating agreement directly impacts the yield to the members.  Mortgage servicing fees incurred and paid were $13,053 and $9,789 for the three months ended, and $25,213 and $18,802 for the six months ended June 30, 2015 and 2014, respectively.  RMC did not waive any mortgage servicing fees during 2015 and 2014.

-Asset management fees

RMC is entitled to receive a monthly asset management fee for managing the company's portfolio and operations in an amount up to three-quarters of one percent (0.75%) annually of the portion of the capital originally committed to investment in mortgages, not including leverage, and including up to two percent of working capital reserves.  This amount will be recomputed annually after the second full year of operations by subtracting from the then fair value of the company’s loans plus working capital reserves, an amount equal to the outstanding debt.

RMC, at its sole discretion, may elect to accept less than the maximum amount of the asset management fee.  An increase or decrease in this fee within the limits set by the operating agreement directly impacts the yield to the members.  RMC at its sole discretion, waived asset management fees during the six months ended June 30, 2015 and 2014, of $92,337 and $52,295, respectively.  There is no assurance RMC will decrease or waive these fees in the future.

Asset management fees paid to RMC are presented in the following table for the three and six months ended June 30.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Maximum chargeable by RMC	$48,188	$36,063	$92,337	$70,326
Waived by RMC	(48,188)	(18,032)	(92,337)	(52,295)
Charged	$—	$18,031	$—	$18,031

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
June 30, 2015 (unaudited)

NOTE 3 – MANAGER AND OTHER RELATED PARTIES (continued)

-Costs through RMC

RMC, per the operating agreement, may request reimbursement by the company for operations expense incurred on behalf of the company, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to members, and out-of-pocket general and administration expenses.  Certain costs (e.g. postage) can be allocated specifically to the company.  Other costs are allocated on a pro-rata basis (e.g. by the company’s percentage of total capital of all mortgage funds managed by RMC).  Payroll and consulting fees are broken out first based on activity, and then allocated to the company on a pro-rata basis based on percentage of capital to the total capital of all mortgage funds.  The decision to request reimbursement of any qualifying charges is made by RMC in its sole discretion.  For the six months ending June 30, 2015 and 2014, costs incurred by RMC, for which reimbursement could have been requested, were $70,654 and $52,179.  For the three and six months ending June 30, 2015, $34,368 of this was waived.  For the three and six months ending June 30, 2014, all qualifying charges were collected by RMC.

In addition, RMC, at its sole discretion, may elect to reimburse the company for professional services (primarily audit and tax expense).  An increase or decrease in reimbursements from RMC directly impacts the yield to the members.  RMC reimbursed the company for professional services of $24,010 and $57,542 for the three and six months ended, June 30, 2015, respectively.  There is no assurance that RMC will reimburse these expenses in the future.

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

	2015	2014
Balance, January 1	$953,271	$754,491
Costs reimbursed to RMC (1)	177,318	96,094
Costs paid by the company	—	517
Early withdrawal penalties applied (3)	(201)	—
Allocated to date (2)	—	—

Balance, June 30	$1,130,388	$851,102

Gross offering proceeds	$25,119,735	$18,913,387
Percent reimbursed to RMC	4.5%	4.5%

(1)
As of June 30, 2015, RMC had incurred approximately $3,215,000 of syndication costs for the company and approximately $2,085,000 remains to be reimbursed by the company to RMC.  As of June 30, 2014, RMC had incurred approximately $2,932,000 of syndication costs for the company and approximately $2,081,000 remained to be reimbursed to RMC.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
June 30, 2015 (unaudited)

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years.  Loans acquired are generally done so within the first six months of origination, and purchased at the current par value, which approximates fair value.  As of June 30, 2015, 52 of the company’s 59 loans (representing 88% of the aggregate principal of the company’s loan portfolio) have a loan term up to five years or less from loan inception.  The remaining loans have terms longer than five years.  Substantially all loans are written without a prepayment-penalty provision.  As of June 30, 2015, 24 loans outstanding (representing 60% of the aggregate principal balance of the company’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the six months ended June 30.

	2015	2014
Principal, January 1	$19,185,660	$14,698,430
Loans Funded	—	736,000
Loans acquired from affiliates	9,017,393	6,920,250
Principal payments received	(6,044,849)	(4,999,640)
Principal, June 30	$22,158,204	$17,355,040

Loan characteristics

Secured loans had the characteristics presented in the following table.

	June 30,	December 31,
	2015	2014
Number of secured loans	59	52
Secured loans – principal	$22,158,204	$19,185,660
Secured loans – lowest interest rate (fixed)	7.3%	7.3%
Secured loans – highest interest rate (fixed)	10.0%	10.0%

Average secured loan – principal	$375,563	$368,955
Average principal as percent of total principal	1.7%	1.9%
Average principal as percent of members’ capital	1.6%	1.9%
Average principal as percent of total assets	1.5%	1.8%

Largest secured loan – principal	$1,500,000	$1,600,000
Largest principal as percent of total principal	6.8%	8.3%
Largest principal as percent of members’ capital	6.6%	8.2%
Largest principal as percent of total assets	6.2%	7.7%

Smallest secured loan – principal	$12,791	$66,278
Smallest principal as percent of total principal	0.1%	0.4%
Smallest principal as percent of members’ capital	0.1%	0.3%
Smallest principal as percent of total assets	0.1%	0.3%

Number of counties where security is located (all California)	14	13
Largest percentage of principal in one county	29.1%	25.2%

Number of secured loans in foreclosure	1	1
Secured loans in foreclosure – principal	191,772	193,893

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
June 30, 2015 (unaudited)

NOTE 4 – LOANS (continued)

Loan characteristics (continued)

As of June 30, 2015, the company’s two largest loans, both with the principal of $1,500,000, each individually represent 6.8% of outstanding secured loans, and 6.2% of company assets.  One loan is secured by a residential property located in San Francisco, California, bears an interest rate of 8.9% and matures on August 1, 2015. The second loan is secured by a commercial property located in San Francisco, California, bears an interest rate of 8.0% and matures on October 1, 2019.

Larger loans sometimes increase above 10% of the secured loan portfolio or company assets as these amounts decrease due to member withdrawals, loan payoffs, or due to restructuring of existing loans.

Distribution of loans within California

The distribution of secured loans outstanding by California counties is presented in the following table.

	June 30, 2015		December 31, 2014
	Unpaid Principal Balance	Percent	Unpaid Principal Balance	Percent
San Francisco Bay Area
San Francisco	$6,444,267	29.1%	$4,584,854	23.9%
Alameda	3,134,099	14.1	2,322,907	12.1
San Mateo	1,479,470	6.7	1,554,577	8.1
Santa Clara	2,043,091	9.2	891,674	4.7
Contra Costa	1,009,746	4.6	1,186,371	6.2
Sonoma	57,980	0.3	67,146	0.4
	14,168,653	64.0	10,607,529	55.4

Other Northern California
Santa Cruz	—	—	2,320,000	12.1
Monterey	180,144	0.8	180,897	1.0
Yolo	180,000	0.8	—	—
San Joaquin	160,000	0.7	—	—
	520,144	2.3	2,500,897	13.1

Northern California Total	14,688,797	66.3	13,108,426	68.5

Los Angeles & Coastal
Los Angeles	5,604,835	25.3	4,840,941	25.2
Orange	342,386	1.5	432,828	2.2
San Diego	387,791	1.7	66,278	0.3
	6,335,012	28.5	5,340,047	27.7

Other Southern California
San Bernardino	633,956	2.9	635,768	3.3
Riverside	500,439	2.3	101,419	0.5
	1,134,395	5.2	737,187	3.8

Southern California Total	7,469,407	33.7	6,077,234	31.5

Total Secured Loans	$22,158,204	100.0%	$19,185,660	100.0%

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
June 30, 2015 (unaudited)

NOTE 4 – LOANS (continued)

Commitments/loan disbursements/construction and rehabilitation loans

The company may make construction loans that are not fully disbursed at loan inception. Construction loans are determined by the managers to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multi-family properties.  The company will approve and fund the construction loan up to a maximum loan balance. Disbursements will be made periodically as phases of the construction are completed or at such other times as the loan documents may require.  Undisbursed construction funds will be held in escrow pending disbursement.  Upon project completion, construction loans are reclassified as permanent loans.  Funding of construction loans is limited to 10% of the loan portfolio.  At June 30, 2015, the company had no construction loans outstanding.

The company may also make rehabilitation loans.  A rehabilitation loan will be approved up to a maximum principal balance and, at loan inception, will be either fully or partially disbursed.  If fully disbursed, a rehabilitation escrow account is established and advanced periodically as phases of the rehabilitation are completed or at such other times as the loan documents may require.  If not fully disbursed, the rehabilitation loan will be funded from available cash balances and future cash receipts.  The company does not maintain a separate cash reserve to fund undisbursed rehabilitation loan obligations.  Rehabilitation loan proceeds are generally used to acquire and remodel single family homes for future sale or rental.  Upon project completion, rehabilitation loans are reclassified as permanent loans.  Funding of rehabilitation loans is limited to 15% of the loan portfolio.  At June 30, 2015, the company had no rehabilitation loans outstanding.

Lien position

Secured loans had the lien positions presented in the following table.

	June 30, 2015			December 31, 2014
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	51	$20,083,044	91%	44	$17,114,452	89%
Second trust deeds	8	2,075,160	9	8	2,071,208	11
Total secured loans	59	22,158,204	100%	52	19,185,660	100%
Liens due other lenders at loan closing		4,221,930			4,773,151
Total debt		$26,380,134			$23,958,811

Appraised property value at loan closing		$52,205,357			$44,552,048

Percent of total debt to appraised
values (LTV) at loan closing(1)		50.5%			53.8%

(1)
Based on appraised values and liens due other lenders at loan closing.  The loan-to-value (LTV) computation does not take into account subsequent increases or decreases in security property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
June 30, 2015 (unaudited)

NOTE 4 – LOANS (continued)

Property type

Secured loans summarized by property type are presented in the following table.

	June 30, 2015			December 31, 2014
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	45	$15,126,961	68%	40	$14,512,116	76%
Multi-family	4	1,956,346	9	3	1,272,724	6
Commercial	10	5,074,897	23	9	3,400,820	18
Total secured loan balance	59	$22,158,204	100%	52	$19,185,660	100%

(2)
Single family property type as of June 30, 2015 consists of six loans with principal of $1,419,330 that are owner occupied and 39 loans with principal of $13,707,631 that are non-owner occupied.  At December 31, 2014, single family property consisted of five loans with principal of $1,318,743 that were owner occupied and 35 loans with principal of $13,193,373 that were non-owner occupied.

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table.

Scheduled maturities, as of June 30, 2015	Loans	Principal	Percent
2015(3)	5	$3,404,777	15%
2016	15	5,403,447	24
2017	12	4,915,002	22
2018	5	1,127,508	5
2019	12	4,641,585	21
2020	9	2,600,293	12
Thereafter	1	65,592	1
Total future maturities	59	22,158,204	100
Matured as of June 30, 2015	—	——	—
Total secured loan balance	59	$22,158,204	100%

(3) Loans maturing in 2015 from July 1 to December 31

Loans may be repaid or refinanced before, at or after the contractual maturity date.  On matured loans, the company may continue to accept payments while pursuing collection of amounts owed from borrowers.  Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

The company reports maturity data based upon the most recent contractual agreement with the borrower.  There was 1 renewal for the six months ended June 30, 2015.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
June 30, 2015 (unaudited)

NOTE 4 – LOANS (continued)

Delinquency

Secured loans summarized by payment delinquency are presented in the following table.

	June 30,	December 31,
	2015	2014
Past Due
30-89 days	$—	$448,930
90-179 days	—	514,791
180 or more days	—	—
Total past due	—	963,721
Current	22,158,204	18,221,939
Total secured loan balance	$22,158,204	$19,185,660

Modifications and troubled debt restructurings

There were no loan modifications made during the six months ended June 30, 2015, and no modifications were in effect as of June 30, 2015 or December 31, 2014.

Loans in non-accrual status

At June 30, 2015 and December 31, 2014, there were no loans designated in non-accrual status.

Impaired loans/allowance for loan losses

At June 30, 2015 and December 31, 2014, the company had not designated any loans as impaired, and had not recorded an allowance for loan losses as all loans were deemed to have protective equity (i.e., low loan-to-value ratio) such that collection is reasonably assured for amounts owing.

Fair Value

The company does not record its loans at fair value on a recurring basis.  The recorded amount of the performing loans (i.e. the loan balance) is deemed to approximate the fair value. Loans designated impaired (i.e. that are collateral dependent) are measured at fair value on a non-recurring basis.  The company did not have any loans designated impaired at June 30, 2015 or December 31, 2014.

-
Secured loans, performing (i.e. not designated as impaired) (Level 2) - Each loan is reviewed for its delinquency, LTV adjusted for the most recent valuation of the underlying collateral, remaining term to maturity, borrower’s payment history and other factors.  Also considered is the limited resale market for the loans.  Most companies or individuals making similar loans as the partnership intend to hold the loans until maturity as the average contractual term of the loans (and the historical experience of the time the loan is outstanding due to pre-payments) is shorter than conventional mortgages.  As there are no prepayment penalties to be collected, loan buyers would be hesitant to risk paying above par.  Due to these factors, sales of the loans are infrequent and an active market does not exist.

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
June 30, 2015 (unaudited)

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
June 30, 2015 (unaudited)

NOTE 5 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS AND SYNDICATION COSTS

Legal proceedings

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics.  None of these actions typically would be of any material importance.  As of June 30, 2015, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

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

Overview

Redwood Mortgage Investors IX, LLC (the company) is a Delaware limited liability company, qualified to conduct business in California, formed in October 2008 to make loans secured primarily by first and second deeds of trust on California real estate. Redwood Mortgage Corp. (RMC) is the manager of the company (RMC’s wholly-owned subsidiary Gymno LLC (Gymno) was a manager prior to its merger into RMC effective June 30, 2015).  The address of the company and its manager is 1825 South Grant Street, Suite 250, San Mateo, CA 94402.  The mortgage loans the company invests in are arranged and are generally serviced by RMC. Michael Burwell is the president and majority shareholder (through his holdings and beneficial interests in certain trusts) of RMC.

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

Manager and Other Related Parties

See Note 1 (Organization and General) and Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this Report for a detailed presentation of the company activities for which related parties are compensated and related transactions, including the formation loan to RMC, which presentation is incorporated by this reference into this Item 2.

Results of Operations

General Economic Conditions

In the publication ‘California Economic Outlook:  June 2015’ the Wells Fargo Economics Group notes:

“California’s economy maintained strong momentum through the first few months of 2015, even though the state continues to be affected by a whole host of challenges ranging from the unending drought to work stoppages at its major ports.  The rising value of the U.S dollar and the slowing growth in China and much of the developing world are also weighing on growth.  Despite these challenges, most measures of economic activity show that California’s economy continues to charge ahead.  The Golden State has added 475,000 net new jobs over the past year, and the unemployment rate has tumbled 1.5 percentage points to 6.3 percent.  Income growth has also picked up and state tax receipts are running well ahead of expectations.

“Trade figures for all of 2014 show that California’s exports rose 3.6 percent to $174.1 billion.  Computers and electronic components accounted for $42.7 billion of California’s total merchandise exports, or 24.5% of the total.  Other major merchandise exports included transportation equipment, which totaled $18.7 billion; non-electrical machinery, $14.9 billion; miscellaneous manufacturers, $14.6 billion and chemicals, $14.0 billion. California’s agricultural exports totaled $13.6 billion in 2014, a drop of 1.3 percent.”

In the publication ‘California Employment Conditions: June 2015’ the Wells Fargo Economics Group notes:  “California Adds 22,900 Nonfarm Jobs in June.

“California continues to add jobs at a solid pace.  Nonfarm employment increased 0.1 percent in June, as 22,900 jobs were added across the state.  Employment increased in most major industry categories and continues to be driven higher primarily by strong gains in the state’s large information technology and life sciences sectors.  As such, the strongest job growth is coming from the Bay Area.

“Employment conditions were generally soft throughout most of Southern California during June.  Overall nonfarm employment declined by 3,700 jobs for the month but remains up solidly on a year-to-year basis.  Most of June’s weakness was in Orange County…  The Los Angeles metropolitan division added 900 jobs in June and the Inland Empire added just 800 jobs.  Nonfarm payrolls in Ventura County rose by 700 jobs, while employment in Bakersfield fell by 200 jobs.  All four areas show strong growth on a year-to-year basis and the seasonally adjusted data through the first six months of the year suggest that June’s soft readings may be simply some statistical payback for unusually strong gains earlier this year.  Data for the first half of 2015 show that the Los Angeles metropolitan area division added nearly 100,000 net new jobs over the past year, or a gain of 2.4 percent.  Employment in the Inland Empire rose 3.7 percent, a gain of 47,400 jobs, while Orange County added 45,800 new jobs, which translates into a 3.0 percent gain. Employment in Bakersfield and Ventura counties through the first half of 2015 is up 1.6 percent and 1.2 percent, respectively, from 2014.

“The San Diego-Carlsbad metropolitan area lost 1,700 jobs in June but has seen solid job growth over the past year.  Nonfarm employment during the first half of 2015 is running 2.8 percent ahead of its year-ago pace, producing a net gain of 35,700 new jobs.  The San Diego area continues to enjoy exceptionally strong growth in life sciences, communications, and new wearable technologies. June’s weakness appears to be tied to the end of the school year.”

The Conclusion and Outlook of the publication ‘California Economic Outlook:  June 2015’ notes: “California’s economy should continue to outperform the national average over the next couple of years, led by continued gains in the state’s technology sector and stronger growth in residential and commercial construction. We look for the Golden State to again add close to a half million net new jobs this year, which is a pace 1.5 times that of the nation as a whole.”

Performance Highlights

Since the inception of operations in the fourth quarter of 2009, the company has raised member capital at a moderate, steady pace.  Members' capital at June 30, 2015, was approximately $25,542,000, an increase of $3,821,000 since December 31, 2014 ($2,328,000 for 2014 to 2013).  Our investment in mortgage loans is increasing steadily since commencement of operations.  Mortgage loan balances grew to approximately $22,158,000 at June 30, 2015, an increase of $2,973,000 since December 31, 2014 ($2,637,000 for 2014 to 2013).

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e. safety margins to outstanding debt) as indicated by the overall conservative loan to value ratio (LTV) which at June 30, 2015 was 50%.  Thus per the appraisal-based valuations at the time of loan inception, borrowers have in the aggregate, equity of 50% in the property, and we as lenders have lent in the aggregate, 50% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

Net income for the three and six months ended June 30, 2015 was $380,976 and $731,038, an increase of approximately $119,000 and $267,000, respectively, over the same periods in 2014.  Revenue from the collection of interest on loans, net for the three and six months ended June 30, 2015 increased by approximately $78,000 and $163,000 respectively, over the same periods ended 2014, due to the growth of the secured loan portfolio.  Operations expense for the three and six months ended June 30, 2015 decreased by approximately $41,000 and $105,000, respectively, over the same periods in 2014 due primarily to an increase in manager reimbursements and waived fees.

Key Performance Indicators

The table below shows key performance indicators for the six months ended June 30.

	For the six months ended June 30,
	2015	2014	2013
Secured loans – end of period balance	$22,158,204	$17,355,040	$11,065,367
Secured loans – average daily balance	20,545,412	15,487,164	12,262,812

Members’ capital, gross – end of period balance	$25,541,506	$19,690,065	$16,049,995
Members’ capital, gross – average balance	23,929,175	18,398,721	15,677,760

Interest on loans, gross	$883,848	$703,931	$585,941
Portfolio interest rate(1)	8.6%	9.1%	9.6%
Effective yield rate(2)	8.6%	9.1%	9.6%
Percent of average members capital(4)(5)	7.3%	7.6%	7.4%

Amortization of loan administration fees	$74,217	$55,752	$71,195
Percent of average daily balance(3)	0.7%	0.7%	1.2%
Percent of average members capital(4)(5)	0.6%	0.6%	0.9%

Interest on loans, net	$809,631	$648,179	$514,746
Percent of average daily balance(3)	7.9%	8.4%	8.4%
Percent of average members capital(4)(5)	6.7%	7.0%	6.5%

Provision for loan losses	$—	$—	$—
Percent of average daily balance(3)	—%	—%	—%

Total operations expense	$83,925	$188,662	$105,164
Percent of average daily balance(3)	0.8%	2.4%	1.7%
Percent of average members capital(4)(5)	0.7%	2.0%	1.3%

Net Income	$731,038	$463,794	$413,012
Percent of average daily balance(3)	7.1%	6.0%	6.7%
Percent of average members capital(4)(5)	6.0%	5.0%	5.2%

Member Distributions	$806,668	$612,449	$523,287
Percent of average daily balance(3)	7.9%	7.9%	8.5%
Percent(6)	6.5%	6.5%	6.5%

Member Redemptions	$501,840	$—	$15,000

(1)	Stated note interest rate, weighted daily average
(2)	Yield rate of interest on loans, annualized
(3)	Percent of secured loans – average daily balance, annualized
(4)	Percent of members’ capital, gross – average balance, annualized
(5)	Percent based on the net income available to members (excluding 1% of profits and losses allocated to managers)
(6)	Percent credited to and distributed from members’ capital accounts on members’ statements

Key Performance Indicators (continued)

The table below shows key performance indicators for the three months ended June 30.

	For the three months ended June 30,
	2015	2014	2013
Secured loans – end of period balance	$22,158,204	$17,355,040	$11,065,367
Secured loans – average daily balance	21,119,788	15,778,659	12,374,287

Members’ capital, gross – end of period balance	$25,541,506	$19,690,065	$16,049,995
Members’ capital, gross – average balance	25,033,327	18,917,049	15,900,070

Interest on loans, gross	$453,689	$357,245	$296,805
Portfolio interest rate(1)	8.6%	9.0%	9.6%
Effective yield rate(2)	8.6%	9.1%	9.6%
Percent of average members capital(4)(5)	7.2%	7.5%	7.4%

Amortization of loan administration fees	$42,525	$24,244	$43,355
Percent of average daily balance(3)	0.8%	0.6%	1.4%
Percent of average members capital(4)(5)	0.7%	0.5%	1.1%

Interest on loans, net	$411,164	$333,001	$253,450
Percent of average daily balance(3)	7.8%	8.4%	8.2%
Percent of average members capital(4)(5)	6.5%	7.0%	6.3%

Provision for loan losses	$—	$—	$—
Percent of average daily balance(3)	—%	—%	—%

Total operations expense	$33,260	$74,112	$64,710
Percent of average daily balance(3)	0.6%	1.9%	2.1%
Percent of average members capital(4)(5)	0.5%	1.6%	1.6%

Net Income	$380,976	$261,947	$189,221
Percent of average daily balance(3)	7.2%	6.6%	6.1%
Percent of average members capital(4)(5)	6.0%	5.5%	4.7%

Member Distributions	$419,418	$314,533	$257,733
Percent of average daily balance(3)	7.9%	8.0%	8.3%
Percent(6)	6.5%	6.5%	6.5%

Member Redemptions	$348,366	$—	$—

(1)	Stated note interest rate, weighted daily average
(2)	Yield rate of interest on loans, annualized
(3)	Percent of secured loans – average daily balance, annualized
(4)	Percent of members’ capital, gross – average balance, annualized
(5)	Percent based on the net income available to members (excluding 1% of profits and losses allocated to managers)
(6)	Percent credited to and distributed from members’ capital accounts on members’ statements

-Loans – end-of-period balance

The June 30, end of period secured loan balance for 2015 of $22,158,204 was an increase of approximately 28% ($4.8 million) over 2014’s $17,355,040, which was up approximately 57% ($6.3 million) from 2013’s $11,065,367.  The increases in the balance of the secured loan portfolio are due to increased members’ capital available for lending and increased investment in California real estate markets, which expands the market for new loans.  Secured loans as a percent of members’ capital (based on average daily balances) were 86%, 84%, and 78% for the six months ended June 30, 2015, 2014, and 2013, respectively.

-Loans – end-of-period balance (continued)

The effective yield rate of the portfolio decreased 0.5% for the six months ended June 30, 2015 compared to June 30, 2014 (decreased 0.5% for June 30, 2014 to June 30, 2013) as the company funded longer term, lower interest rate loans.  The longer term and lower interest rates resulted from exiting a program in which RMC arranged for the purchase of loans from an unaffiliated lender who was the servicer of the loans.  These loans generally were secured by first deeds of trust on single-family real property located in California, were short term (5-11 months) and carried a note rate of 7.25% to 10%.

-Members’ capital, gross – end of period balance

The end of period gross members’ capital balance at June 30, 2015 was $25,541,506, up 30% ($5.9 million) from 2014’s $19,690,065, which was up 23% ($3.6 million) from 2013’s $16,049,995.

Analysis and discussion of income/(loss) from operations

Significant changes to income or expense areas for the six month period ended June 30, 2015 compared to the same period in 2014 are summarized in the following table.

	Interest	Provision/ allowance
	Income	for loan	Other	Operations	Net
	Loans	losses	Income	Expense	Income
For the six months ended
June 30, 2015	$809,631	$—	$5,332	$83,925	$731,038
June 30, 2014	648,179	—	4,277	188,662	463,794
Change	161,452	—	1,055	(104,737)	267,244

Change
Loan Balance Increase	236,735	—	—	6,411	230,324
Loan Portfolio Effective Yield Rate	(75,283)	—	—	—	(75,283)
Late Fees	—	—	1,055	—	1,055
Capital Balance Increase	—	—	—	40,487	40,487
Managers Fees Waived	—	—	—	(74,411)	74,411
Manager Expense Reimbursements	—	—	—	(57,540)	57,540
Cost Allocation Adjustments	—	—	—	—	—
Expense Recognition Timing	—	—	—	(12,728)	12,728
Other	—	—	—	(6,956)	6,956
Change	$161,452	$—	$1,055	$(104,737)	$267,244

Interest on loans, net increased $161,452 (25%) and Net Income increased $267,224 (58%).  Operations expense as a percent of interest on loans, net was 10%, 29% and 18% for the six months ended June 30, 2015, 2014, and 2013, respectively.  As loan balances continue to increase, operations expense as a percent of interest on loans, net will likewise decline (even with reduced levels of expense support from RMC).

Revenue – Interest on loans

Interest on loans increased due to growth of the secured loan portfolio and secured loan portfolio’s strong payment history to date, which has resulted in no loans being designated non-accrual.  The Secured loans – average daily balance at June 30, 2015 increased approximately $5,058,000, or approximately 33% over the average daily balance at June 30, 2014.

	For the six months ended June 30,
	Average Daily			Stated
	Secured	Gross	Effective	Average
	Loan	Interest	Yield	Yield
Year	Balance	Income	Rate	Rate
2015	$20,545,412	$883,848	8.6%	8.6%
2014	$15,487,164	$703,931	9.1%	9.1%

Provision for loan losses/allowance for loan losses

At June 30, 2015 and 2014, the company had not recorded an allowance for loan losses as no loans were designated as impaired, and all loans had protective equity such that at June 30, 2015 and 2014, collection was deemed probable for amounts owing.

Operations Expense

Operations expense as a percent of “Total revenues, net” for the six months ended June 30, 2015, and 2014 were 10% and 29%, respectively.

Significant changes to operating expense areas for the six month period ended June 30, 2015 compared to the same period in 2014 are summarized in the following table.

	Mortgage	Asset	Costs
	Servicing	Management	Through	Professional
	Fees	Fees	RMC	Services	Other	Total
For the six months ended
June 30, 2015	$25,213	$—	$36,286	$8,359	$14,067	$83,925
June 30, 2014	18,802	18,031	52,179	81,687	17,963	188,662
Change	6,411	(18,031)	(15,893)	(73,328)	(3,896)	(104,737)

Change
Loan Balance Increase	6,411	—	—	—	—	6,411
Capital Balance Increase	—	22,012	18,475	—	—	40,487
Managers Fees Waived	—	(40,043)	(34,368)	—	—	(74,411)
Manager Expense Reimbursements	—	—	—	(57,540)	—	(57,540)
Cost Allocation Adjustments	—	—	—	—	—	—
Expense Recognition Timing	—	—	—	(9,228)	(3,500)	(12,728)
Other	—	—	—	(6,560)	(396)	(6,956)
Change	$6,411	$(18,031)	$(15,893)	$(73,328)	$(3,896)	$(104,737)

– Mortgage servicing fees

The increase in mortgage servicing fees of $6,411 is consistent with the increases in the average daily secured loan portfolio of $5,058,248, noted above in Revenue – Interest on loans, at the annual rate of 0.25%.

 – Asset management fees

For the six months ended June 30, 2015 and 2014, the total amount of asset management fees chargeable was $92,338 and $70,326, respectively.  Of the total amount chargeable, RMC at its sole discretion, waived asset management fees of $92,338 and $52,295, respectively.  There is no assurance RMC will waive its right to receive such fees in future periods.

 – Costs through RMC

For the six months ended June 30, 2015 and 2014, operating expense for which reimbursement could have been requested was $70,654 and $52,179, respectively.  Of the total amount chargeable, RMC at its sole discretion, waived reimbursements of $34,368 and $0, respectively.  There is no assurance RMC will waive its right to receive such reimbursements in future periods.

 – Professional services

Professional fees consists primarily of legal, audit, and tax expenses. The decrease in professional services for the six months ended June 30, 2015, was due primarily to expense reimbursements by RMC, at their sole discretion, of $57,540. No reimbursements for professional fees were provided during the same period in 2014. In addition, overall Audit & Tax fees decreased due to changes in expense recognition timing, and overall cost reductions due to increased efficiency in the reporting process.

Significant changes to income or expense areas for the three month period ended June 30, 2015 compared to the same period in 2014 are summarized in the following table.

	Interest	Provision/ allowance
	Income	for loan	Other	Operations	Net
	Loans	losses	Income	Expense	Income
For the three months ended
June 30, 2015	$411,164	$—	$3,072	$33,260	$380,976
June 30, 2014	333,001	—	3,058	74,112	261,947
Change	78,163	—	14	(40,852)	119,029

Change
Loan Balance Increase	151,883	—	—	3,264	148,619
Loan Portfolio Effective Yield Rate	(73,720)	—	—	—	(73,720)
Late Fees	—	—	14	—	14
Capital Balance Increase	—	—	—	18,667	(18,667)
Managers Fees Waived	—	—	—	(64,524)	64,524
Manager Expense Reimbursements	—	—	—	(24,010)	24,010
Cost Allocation Adjustments	—	—	—	17,230	(17,230)
Expense Recognition Timing	—	—	—	7,272	(7,272)
Other	—	—	—	1,249	(1,249)
Change	$78,163	$—	$14	$(40,852)	$119,029

Interest on loans, net increased $78,163 (23%) and Net Income increased $119,029 (45%).  Operations expense as a percent of interest on loans, net was 8%, 22% and 22% for the three months ended June 30, 2015, 2014, and 2013, respectively.  As loan balances continue to increase, operations expense as a percent of interest on loans, net will likewise decline (even with reduced levels of expense support from RMC).

Revenue – Interest on loans

Interest on loans increased due to growth of the secured loan portfolio and secured loan portfolio’s strong payment history to date, which has resulted in no loans being designated non-accrual.  The Secured loans – average daily balance at June 30, 2015 increased approximately $5,341,129, or approximately 34% over the average daily balance at June 30, 2014.

	For the three months ended June 30,
	Average Daily			Stated
	Secured	Gross	Effective	Average
	Loan	Interest	Yield	Yield
Year	Balance	Income	Rate	Rate
2015	$21,119,788	$453,689	8.6%	8.6%
2014	$15,778,659	$357,245	9.1%	9.0%

Provision for loan losses/allowance for loan losses

At June 30, 2015 and 2014, the company had not recorded an allowance for loan losses as no loans were designated as impaired, and all loans had protective equity such that at June 30, 2015 and 2014, collection was deemed probable for amounts owing.

Operations Expense

Operations expense as a percent of “Total revenues, net” for the three months June 30, 2015, and 2014 were 8% and 22%, respectively.

Significant changes to operations expense areas for the three month period ended June 30, 2015 compared to the same period in 2014 are summarized in the following table.

	Mortgage	Asset	Costs
	Servicing	Management	Through	Professional
	Fees	Fees	RMC	Services	Other	Total
For the three months ended
June 30, 2015	$13,053	$—	$—	$7,716	$12,491	$33,260
June 30, 2014	9,789	18,031	10,596	20,954	14,742	74,112
Change	3,264	(18,031)	(10,596)	(13,238)	(2,251)	(40,852)

Change
Loan Balance Increase	3,264	—	—	—	—	3,264
Capital Balance Increase	—	12,125	6,542	—	—	18,667
Managers Fees Waived	—	(30,156)	(34,368)	—	—	(64,524)
Manager Expense Reimbursements	—	—	—	(24,010)	—	(24,010)
Cost Allocation Adjustments	—	—	17,230	—	—	17,230
Expense Recognition Timing	—	—	—	10,772	(3,500)	7,272
Other	—	—	—	—	1,249	1,249
Change	$3,624	$(18,031)	$(10,596)	$(13,238)	$(2,251)	$(40,852)

– Mortgage servicing fees

The increase in mortgage servicing fees of $3,264 is consistent with the increases in the average daily secured loan portfolio of $5,341,129, noted above in Revenue – Interest on loans, at the annual rate of 0.25%.

 – Asset management fees

For the three months ended June 30, 2015 and 2014, the total amount of asset management fees chargeable was $48,188 and $36,063, respectively.  Of the total amount chargeable, RMC at its sole discretion, waived asset management fees of $48,188 and $18,032, respectively.  There is no assurance RMC will waive its right to receive such fees in future periods.

 – Costs through RMC

The decrease in costs reimbursed to RMC of $10,596 was primarily due to the waived reimbursements of $34,368.  This decrease was offset by an adjustment made during the second quarter of 2014, part of which related to prior periods.  The revision in the managers expense allocation of qualifying charges (includes but is not limited to, salaries, compensation, travel expenses, fringe benefits, rent, insurance, depreciation and outside services), was done in accordance with the operating agreement.  There is no assurance RMC will waive its right to receive such reimbursements in future periods.

 – Professional services

Professional fees consists primarily of legal, audit, and tax expenses.  The decrease in professional services for the three months ended June 30, 2015, was due primarily to expense reimbursements by RMC, at their sole discretion, of $24,010.  No reimbursements for professional fees were provided during the same period in 2014.  In addition, overall Audit & Tax fees decreased due to changes in expense recognition timing.

Significant changes to income or expense areas for the three month period ended June 30, 2015 compared to the prior three month period ended March 31, 2015 are summarized in the following table.

	Interest	Provision/ allowance
	Income	for loan	Other	Operations	Net
	Loans	losses	Income	Expense	Income
For the three months ended
June 30, 2015	$411,164	$—	$3,072	$33,260	$380,976
March 31, 2015	398,467	—	2,260	50,665	350,062
Change	12,697	—	812	(17,405)	30,914

Change
Loan Balance Increase	12,697	—	—	893	11,804
Loan Portfolio Effective Yield Rate	—	—	—	—	—
Late Fees	—	—	812	—	812
Capital Balance Increase	—	—	—	—	—
Managers Fees Waived	—	—	—	—	—
Manager Expense Reimbursements	—	—	—	(36,286)	36,286
Cost Allocation Adjustments	—	—	—	—	—
Expense Recognition Timing	—	—	—	15,073	(15,073)
Other	—	—	—	2,915	(2,915)
Change	$12,697	$—	$812	$(17,405)	$30,914

Liquidity and Capital Resources

The company relies upon sales of units, loan payoffs, borrowers’ monthly principal and interest payments, and, to a lesser degree and, if obtained, a line of credit for the source of funds for loans.  We expect cash generated from borrower payments of principal and interest, as well as, loan payoffs will exceed operations expense, earnings distributed to members and unit redemptions.  Excess cash flow, if any, will be invested in new loan opportunities.

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

The company will experience a relative increase in liquidity, if and when additional subscriptions for units are received, and a relative decrease in liquidity as net offering proceeds are expended in connection with the funding and acquisition of loans and the payment or reimbursement of organization and offering expenses.

Contractual Obligations

At June 30, 2015 the company had no contractual obligations, except to reimburse RMC for syndication costs.  As of June 30, 2015, approximately $2,085,000 was to be reimbursed to RMC contingent upon future sales of member units.  See Note 3 (Manager and Other Related Parties-Syndication Costs) and Note 5 (Commitments and Contingencies, Other Than Loan Commitments and Syndication Costs) to the financial statements included in Part I, Item 1 of this report.

Cash Receipts and Disbursements

Cash receipts and disbursements by business activity are presented in the following table for the six months ended June 30.

	For the six months ended June 30,
	2015	2014
Members’ capital
Receipts – Contributions	$4,094,029	$2,156,219

Disbursement
Distributions, net	(859,141)	(281,575)
Syndication costs, net	(177,318)	(96,611)
Formation loan, net	(277,653)	(155,790)
	(1,314,112)	(533,976)
Cash – Members’ capital, net	2,779,917	1,622,243

Loan principal/advances/interest
Receipts
Principal & advances collected	6,044,849	4,999,640
Interest received, net	772,214	606,993
Other loan income	5,432	4,326
	6,822,495	5,610,959
Disbursements
Loan funding	(9,017,393)	(7,656,250)
Advances made	(235)	(9,773)
	(9,017,628)	(7,666,023)
Cash – loans, net	(2,195,133)	(2,055,064)

Operations expense	(6,217)	129,186

Net change in cash	$578,567	$(303,635)

Cash receipts and disbursements by business activity are presented in the following table for the three months ended June 30.

	For the three months ended June 30,
	2015	2014
Members’ capital
Receipts – Contributions	$1,910,220	$1,213,198

Disbursement
Distributions, net	(526,229)	(143,064)
Syndication costs, net	(52,639)	(64,182)
Formation loan, net	(133,458)	(89,829)
	(712,326)	(297,075)
Cash – Members’ capital, net	1,197,894	916,123

Loan principal/advances/interest
Receipts
Principal & advances collected	4,499,415	2,034,305
Interest received, net	399,062	296,647
Other loan income	3,122	3,058
	4,901,599	2,334,010
Disbursements
Loan funding	(5,357,393)	(4,383,500)
Advances made	(81)	(9,774)
	(5,357,474)	(4,393,274)
Cash – loans, net	(455,875)	(2,059,264)

Operations expense	(33,310)	192,380

Net change in cash	$708,709	$(950,761)

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

The company allocates its profits, after syndication costs, to member distributions.  The table below shows distributions reinvested by members under the distribution reinvestment plan, cash distributions to members, the total distributions to members, and the percent of members’ capital electing cash distribution for the six months ended June 30.

	2015	2014
Reinvesting	$460,304	$330,875
Distributing	346,364	281,574
Total	$806,668	$612,449

Percent of members’ capital, electing distribution	43%	46%

Net Income/Member Distributions

The company’s distributed annualized yield was 6.5% for the six months ended June 30, 2015 and 2014.  The company’s cash distributions for members (excluding redemptions) during the six months ended June 30, 2015 and 2014 were $806,668 and $612,449, respectively.  To determine the amount of cash to be distributed in any specific month, the company relies in part on its annual forecast of profits, which takes into account the difference between the forecasted and actual results in the prior year and the requirement to maintain a cash reserve.

In calendar quarters in which we did not generate cash flow from operations sufficient to fully fund distributions, distributions in excess of our cash flow from operations were funded from cash on hand, which includes proceeds from offerings and loan payments from borrowers.

Net income recorded for members was $377,167 and $259,328 for the three months ended, and $723,728 and $459,156 for the six months ended June 30, 2015 and 2014, respectively.  The difference between net income and cash distributions was due to the managers’ projections of net income using several variables which included but were not limited to an average rate of return for the loan portfolio, turnover rate of the loan portfolio, and the availability of quality loans for investment.  Provided the company becomes and remains fully invested in quality mortgage loans, this difference should diminish until eliminated.

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

The table below sets forth the company’s capital redemptions for the six months ended June 30.

	2015	2014
Capital redemptions-without penalty	$478,784	$—
Capital redemptions-subject to penalty	23,056	—
Total	$501,840	$—

While the manager has set an estimated value for the units, such determination may not be representative of the ultimate price realized by a member for such units upon sale.  No public trading market exists for the units and none is likely to develop.  Thus, there is no certainty the units can be sold, outside the unit redemption program, at a price equal to the stated value of the capital account.

Net cash provided by (used in) operations, net income, and distributions to members, from inception to June 30, 2015, are summarized in the following table:

					Percent of
					Distributions	Percent of
					Paid From	Net
	Net Cash				Net Cash	Income
Quarters	Provided by		Distributions	Distributions	Provided by	Covering
ending by	(Used In)	Net	To	To	(Used In)	Total
Year	Operations	Income	Members	Managers	Operations	Distributions

2009-2011	$603,570	$697,691	$818,679	$1,797	74%	85%

2012
Mar. 31	170,559	159,935	191,236	—	89	84
Jun. 30	114,514	103,257	205,097	5,180	56	50
Sep. 30	92,938	139,090	219,263	—	42	63
Dec. 31	190,706	224,335	239,204	—	80	94
	568,717	626,617	854,800	5,180	67	73
2013
Mar. 31	198,925	223,791	257,733	—	77	87
Jun. 30	224,856	189,221	265,554	—	85	71
Sep. 30	182,068	186,731	270,505	6,266	67	69
Dec. 31	200,802	284,880	282,603	—	71	101
	806,651	884,623	1,076,395	6,266	75	82
2014
Mar. 31	248,421	201,846	297,916	—	83	68
Jun. 30	182,097	261,947	314,533	—	58	83
Sep. 30	270,702	266,851	337,647	8,846	80	79
Dec. 31	284,498	363,079	361,622	—	79	100
	985,718	1,093,723	1,311,718	8,846	75	83
2015
Mar. 31	402,555	350,062	387,250	—	104	90
Jun. 30	368,874	380,976	419,418	—	88	91
	771,429	731,038	806,668	—	96	91

Program to date	$3,736,085	$4,033,692	$4,868,260	$22,089	77%	83%

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not included because the company is a smaller reporting company.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The company carried out an evaluation, under the supervision and with the participation of the managers of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the manager concluded the company’s disclosure controls and procedures were effective.

Changes to Internal Control Over Financial Reporting

There have not been any changes in the manager’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the manager’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.              Legal Proceedings

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics.  None of these actions typically would be of any material importance.  As of June 30, 2015, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

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

As of June 30, 2015, we had sold 27,610,339 units in the offering, for gross offering proceeds of $27,610,339 (including units issued under our distribution reinvestment plan).  The outstanding units are held by approximately 610 members.

From the total subscription proceeds of $26,519,785, syndication costs (the organizational and offering costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses, and filing fees) of approximately $1,130,000 have been billed to date.  Syndication costs are charged against members’ capital, and will be allocated to individual members consistent with the company’s operating agreement.

Sales commissions are not paid directly by the company out of offering proceeds.  Instead, the company loans to RMC amounts to pay all sales commissions and amounts payable in connection with unsolicited orders.  This loan is unsecured, and non-interest bearing and is referred to as the “formation loan.”  As of June 30, 2015, the company had made formation loans of $1,864,435, of which $1,532,994 remain to be collected.  The formation loan has been deducted from members’ capital on the balance sheet.  As amounts are received from RMC as payments on the loan, the deduction from capital will be reduced.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: August 14, 2015	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer)