Form 10-Q
period 2015-09-30
Redwood Mortgage Investors IX
filed 2015-11-16
CIK 1448038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
[   ] YES    [X] NO

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC
Balance Sheets
September 30, 2015 (unaudited) and December 31, 2014 (audited)

ASSETS

	September 30,	December 31,
	2015	2014
Cash, in banks	$3,023,359	$1,264,314

Loans, secured by deeds of trust
Principal	22,678,834	19,185,660
Advances	25,917	12,307
Accrued interest	178,780	144,277
Allowance for loan losses	—	—

Loans, net	22,883,531	19,342,244

Other assets, net	121,668	195,033

Total assets	$26,028,558	$20,801,591

LIABILITIES, INVESTORS IN APPLICANT STATUS, AND MEMBERS’ CAPITAL

Liabilities – accrued fees & other accounts payable	$527	$319

Investors in applicant status	1,245,840	1,257,000

Capital
Members’ capital, subject to redemption	26,410,218	20,767,604
Manager’s capital	39,223	32,268
Total capital	26,449,441	20,799,872

Receivable from affiliate (formation loan)	(1,667,250)	(1,255,600)
Total capital, net of formation loan	24,782,191	19,544,272

Total liabilities, investors in applicant status, and members’ capital	$26,028,558	$20,801,591

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
Income Statements
For the Three and Nine Months Ended September 30, 2015 and 2014 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues, net
Loans
Interest income	$462,963	$341,278	$1,272,594	$989,457
Late fees	1,951	3,264	7,283	7,541

Revenue, loans	464,914	344,542	1,279,877	996,998

Provision for (recovery of) loan losses	—	—	—	—

Loans, net	464,914	344,542	1,279,877	996,998

Formation loan imputed interest	6,650	4,450	18,294	12,368
Amortization of discount on formation loan	(6,650)	(4,450)	(18,294)	(12,368)

Total revenues, net	464,914	344,542	1,279,877	996,998

Operations Expense
Mortgage servicing fees	13,501	10,719	38,714	29,521
Asset management fees	—	19,422	—	37,454
Costs from Redwood Mortgage Corp.	—	27,224	36,286	79,403
Professional services	—	17,762	8,359	99,449
Other	110	2,564	14,177	20,527

Total operations expense	13,611	77,691	97,536	266,354

Net income	$451,303	$266,851	$1,182,341	$730,644

Members (99%)	$446,790	$264,182	$1,170,518	$723,338
Managers (1%)	4,513	2,669	11,823	7,306
	$451,303	$266,851	$1,182,341	$730,644

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Changes in Members’ Capital
For the Nine Months Ended September 30, 2015 (unaudited)

	Members’

		Unallocated	Capital,
		Syndication	Subject to	Manager’s	Total
	Capital	Costs	Redemption	Capital	Capital
Balances at December 31, 2014	$21,720,875	$(953,271)	$20,767,604	$32,268	$20,799,872
Contributions admitted to
members’ capital	6,057,417	—	6,057,417	6,069	6,063,486
Premiums admitted to
members’ capital	11,270	—	11,270	—	11,270
Net income	1,170,518	—	1,170,518	11,823	1,182,341
Earnings distributed to members	(1,254,564)	—	(1,254,564)	(10,937)	(1,265,501)
Earnings distributed used in DRIP	719,168	—	719,168	—	719,168
Member’s redemptions	(788,611)	—	(788,611)	—	(788,611)
Syndication costs incurred	—	(276,061)	(276,061)	—	(276,061)
Early withdrawal penalties	—	3,477	3,477	—	3,477

Balances at September 30, 2015	$27,636,073	$(1,225,855)	$26,410,218	$39,223	$26,449,441

Statements of Changes in Members’ Capital
For the Three Months Ended September 30, 2015 (unaudited)

Members’
		Unallocated	Capital,
		Syndication	Subject to	Manager’s	Total
	Capital	Costs	Redemption	Capital	Capital
Balances at June 30, 2015	$25,541,506	$(1,130,388)	$24,411,118	$32,586	$24,443,704
Contributions admitted to
members’ capital	2,121,480	—	2,121,480	2,124	2,123,604
Premiums admitted to
members’ capital	2,100	—	2,100	—	2,100
Net income	446,790	—	446,790	4,513	451,303
Earnings distributed to members	(447,896)	—	(447,896)	—	(447,896)
Earnings distributed used in DRIP	258,864	—	258,864	—	258,864
Member’s redemptions	(286,771)	—	(286,771)	—	(286,771)
Syndication costs incurred	—	(98,743)	(98,743)	—	(98,743)
Early withdrawal penalties	—	3,276	3,276	—	3,276

Balances at September 30, 2015	$27,636,073	$(1,225,855)	$26,410,218	$39,223	$26,449,441

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
Statements of Cash Flows
For the Nine Months Ended September 30, 2015 and 2014 (unaudited)

	2015	2014
Operations
Interest received	$1,318,040	$1,036,768
Other loan income	7,283	7,640
Loan administration fee paid, net	(76,012)	(101,072)
Operations expense	(19,296)	(242,116)
Cash from operations	1,230,015	701,220
Investing – loan principal/advances
Principal collected on loans	10,780,949	7,394,643
Loans originated	(14,274,123)	(10,337,250)
Advances on loans	(13,611)	(13,945)
Cash used in loan principal/advances, net	(3,506,785)	(2,956,552)
Financing – members’ capital
Contributions by members	6,063,454	3,471,345
Syndication costs paid, net	(276,062)	(142,317)
Formation loan funding	(424,999)	(247,653)
Formation loan collected	8,366	—
Cash from members’ capital	5,370,759	3,081,375
Net cash increase(decrease) before distributions to members	3,093,989	826,043
Distributions to members
Earnings distributed	(546,333)	(443,423)
Redemptions	(788,611)	(50,053)
Cash distributions to members	(1,334,944)	(493,476)
Net increase(decrease) in cash	1,759,045	332,567
Cash, beginning of period	1,264,314	1,176,630
Cash, end of period	$3,023,359	$1,509,197

Reconciliation of net income to net cash provided by (used in) operations:

	2015	2014
Net income	$1,182,341	$730,644
Adjustments to reconcile net income to net cash provided
by (used in) operations
Amortization of loan administration fees	112,130	80,627
Interest income, imputed on formation loan	(18,294)	(12,368)
Amortization of discount on formation loan	18,294	12,368
Change in operation assets and liabilities
Accrued interest	(34,502)	(33,316)
Receivable from affiliate	77,347	15,037
Prepaid Expenses	—	25,000
Loan administration fees	(108,194)	(101,072)
Accounts payable	—	(50)
Payable to affiliate	—	—
Other	893	(15,650)
Total adjustments	47,674	(29,424)
Net cash provided by (used in) operations	$1,230,015	$701,220

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
Statements of Cash Flows
For the Three Months Ended September 30, 2015 and 2014 (unaudited)

	2015	2014
Operations
Interest received	$455,652	$355,513
Other loan income	1,951	3,314
Loan administration fee paid, net	14,162	(26,810)
Operations expense	(13,179)	(61,303)
Cash from operations	458,586	270,714
Investing – loan principal/advances
Principal collected on loans	4,736,100	2,395,003
Loans originated	(5,256,730)	(2,991,000)
Advances on loans	(13,376)	(4,170)
Cash used in loan principal/advances, net	(534,006)	(600,167)
Financing – members’ capital
Contributions by members	1,969,425	1,315,126
Syndication costs paid, net	(98,744)	(45,706)
Formation loan funding	(138,980)	(91,863)
Formation loan collected	—	—
Cash from members’ capital	1,731,701	1,177,557
Net cash increase(decrease) before distributions to members	1,656,281	848,104
Distributions to members
Earnings distributed	(189,032)	(161,849)
Redemptions	(286,771)	(50,053)
Cash distributions to members	(475,803)	(211,902)
Net increase(decrease) in cash	1,180,478	636,202
Cash, beginning of period	1,842,881	872,995
Cash, end of period	$3,023,359	$1,509,197

Reconciliation of net income to net cash provided by (used in) operations:

	2015	2014
Net income	$451,303	$266,851
Adjustments to reconcile net income to net cash provided
by (used in) operations
Amortization of loan administration fees	37,913	24,875
Interest income, imputed on formation loan	(6,650)	(4,450)
Amortization of discount on formation loan	6,650	4,450
Change in operation assets and liabilities
Accrued interest	(13,042)	(10,639)
Receivable from affiliate	—	34,459
Prepaid Expenses	—	—
Loan administration fees	(18,020)	(26,810)
Accounts payable	—	12
Payable to affiliate	—	(18,034)
Other	432	—
Total adjustments	7,283	3,863
Net cash provided by (used in) operations	$458,586	$270,714

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
September 30, 2015 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL

In the opinion of the manager, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the fiscal year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission, or SEC. The results of operations for the nine month period ended September 30, 2015 are not necessarily indicative of the operations results to be expected for the full year.

Redwood Mortgage Investors IX, LLC, or the company, is a Delaware limited liability company formed in October 2008 to make loans secured primarily by first and second deeds of trust on California real estate. The company is externally managed.

Redwood Mortgage Corp., or RMC, is the manager of the company (prior to its merger into RMC effective June 30, 2015, RMC’s then wholly-owned subsidiary Gymno LLC, or Gymno, was a co-manager). The mortgage loans the company invests in are arranged and are generally serviced by RMC. The manager is solely responsible for managing the business and affairs of the company, subject to the voting rights of the members on specified matters. The manager acting alone has the power and authority to act for and bind the company.

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

There are substantial restrictions on transferability of units and accordingly an investment in the company is non-liquid. Members have no right to withdraw from the company or to obtain the return of their capital account for at least one year from the date of purchase of their units. In order to provide a certain degree of liquidity, we have adopted a unit redemption program, whereby after the one-year period, a member may redeem all or part of their units, subject to certain limitations.

The description of the company’s operating agreement contained in these financial statements notes provides only general information. Members should refer to the company’s operating agreement for a more complete description of the provisions.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
September 30, 2015 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL (continued)

Distribution reinvestment plan

Members may elect to have all or a portion of their monthly distributions reinvested in additional units, subject to the availability of units under the distribution reinvestment plan. Members may withdraw from the distribution reinvestment plan with written notice.

Liquidity and unit redemption program

There is no public or secondary market for the units and none is expected to develop. There are substantial restrictions on transferability of company units and accordingly an investment in the company is non-liquid, except as to redemptions as provided for in the company’s operating agreement. The operating agreement makes no provision for members to withdraw from the company or to obtain the return of their capital account for a one-year period from the date of purchase of the units.

After the one-year period, a member may redeem all or part of their units, subject to certain limitations.  The price paid for redeemed units will be based on the lesser of the purchase price paid by the redeeming member or the member’s capital account balance as of the date of each redemption payment.  Redemption value will be calculated as follows:

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

The company will attempt to redeem units quarterly, subject to certain limitations as provided for in the company’s operating agreement.

Notwithstanding the foregoing, with respect to any redemption, the number of units that may be redeemed per quarter per individual member will be subject to a maximum of the greater of 100,000 units or 25% of the member’s units outstanding.  For redemption requests requiring more than one quarter to fully redeem, the percentage discount (i.e., 8%, 6%, 4% or 2%) amount that applies when the redemption payments begin will continue to apply throughout the entire redemption period and will apply to all units covered by such redemption request regardless of when the final redemption payment is made.

The company will not establish a reserve from which to fund redemptions.  The company’s capacity to redeem member units upon request is restricted to the availability of company cash flow.  The company will not, in any calendar year, redeem more than 5% of the weighted average number of units outstanding during the twelve-month period immediately prior to the date of the redemption.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
September 30, 2015 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL (continued)

Contributed capital

The manager is required to contribute to capital one tenth of 1% (0.1%) of the aggregate capital accounts of the members.

Manager’s interest

If a manager is removed, withdrawn or terminated, the company will pay to the manager all amounts then accrued and owing to the manager.  Additionally, the company will terminate the manager’s interest in the company’s profits, losses, distributions and capital by payment of an amount in cash equal to the then-present fair value of such interest.

Syndication costs

The company bears its own syndication costs, the organizational and offering costs including legal and accounting expenses, printing costs, selling expenses, and filing fees but not including certain sales commissions.  Syndication costs are charged against members’ capital and will be allocated to individual members consistent with the company’s operating agreement.

Formation loans

Sales commissions with respect to offerings of membership interest units of the company, are not paid directly by the company out of the offering proceeds. Instead, the company loans to RMC amounts sufficient to pay all sales commissions and the premiums payable in connection with unsolicited orders.  The total amount owing by RMC is unsecured and non-interest bearing and is referred to as the “formation loan.”  During the offering period, RMC will repay annually, one tenth of the principal balance of the formation loan as of December 31 of the prior year.  Upon completion of the offering, the formation loan will be amortized over 10 years and is expected to be repaid in 10 equal annual installments.  The formation loan is included as part of members’ capital in the balance sheets.  As amounts are received from RMC as payments on the loan, the deduction from capital will be reduced.  Interest has been imputed at the market rate of interest in effect at the end of each quarter for new additions to the loan. If the manager is removed and RMC is no longer receiving payments for services rendered, the formation loan is forgiven.

Income taxes and Members’ capital – tax basis

Federal and state income taxes are the obligation of the members, if and when taxes apply, other than the annual California franchise tax and any California LLC cash receipts taxes paid by the company.

Term of the Company

The term of the company will continue until October 8, 2028, unless sooner terminated as provided in the operating agreement.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or “GAAP”, requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods.  Such estimates relate principally to the determination of the valuation of impaired loans, if any, (which itself requires determining the fair value of the collateral), and the valuation of real estate owned, if any, at acquisition and subsequently.  Actual results could differ significantly from these estimates.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
September 30, 2015 (unaudited)

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

The fair value of the collateral is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values and publicly available information on in-market transactions. Appraisals of commercial real property generally present three approaches to estimating value:  1) market comparables or sales approach; 2) cost to replace and 3) capitalized cash flows or investment approach. These approaches may or may not result in a common, single value.  The market-comparables approach may yield several different values depending on certain basic assumptions, such as, determining highest and best use (which may or may not be the current use); determining the condition (e.g. as-is, when-completed or for land when-entitled); and determining the unit of value (e.g. as a series of individual unit sales or as a bulk disposition).

Management has the requisite familiarity with the real estate markets it lends in generally and of the properties lent on specifically to analyze sales-comparables and assess their suitability/applicability.  Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability. These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value and the history and details of specific properties – on and off the market – that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types.

-Earnings estimates

Since inception through September 30, 2015, the company has distributed cash of $5,316,156 (which includes $2,603,013 reinvested in DRIP units) to the members, based upon the managers’ projections of net income using several variables which included but were not limited to, an average rate of return for the loan portfolio, turnover rate of the loan portfolio and the availability of quality loans for investment.  The company’s net income, applicable to members, during this period has been $4,440,145.  As the company’s capital increases, and provided the company becomes and remains fully invested in quality mortgage loans, this difference of $876,011 should diminish.  In the nine months ended September 30, 2015, cash distributed to members was $1,254,564 and net income attributed to members was $1,170,518.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
September 30, 2015 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents

The company considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. Periodically, company cash balances in banks exceed federally insured limits.

Loans and interest income

Loans generally are stated at the unpaid principal balance (principal). Management has discretion to pay amounts (advances) to third parties on behalf of borrowers to protect the company’s interest in the loan.  Advances include, but are not limited to, the payment of interest and principal on a senior lien to prevent foreclosure by the senior lien holder, property taxes, insurance premiums and attorney fees.  Advances generally are stated at the amounts paid out on the borrower’s behalf and any accrued interest on amounts paid out, until repaid by the borrower.

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
Notes to Financial Statements
September 30, 2015 (unaudited)

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

Real estate owned (REO)

Real estate owned, or REO, is property acquired in full or partial settlement of loan obligations generally through foreclosure, and is recorded at acquisition at the lower of the amount owed on the loan (legal basis), plus any senior indebtedness, or at the property’s net realizable value, which is the fair value less estimated costs to sell, as applicable. The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers.  The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent valuation reserves.  After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred.  After acquisition, REO is analyzed periodically for changes in fair values and any subsequent write down is charged to operations expenses.  Any recovery in the fair value subsequent to such a write down is recorded and is not to exceed the value recorded at acquisition.  Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

Recently issued accounting pronouncements

There are no recently effective or issued but not yet effective accounting pronouncements which would have a material effect on the company’s reported financial position or results of operations.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
September 30, 2015 (unaudited)

NOTE 3 – MANAGER AND OTHER RELATED PARTIES

RMC is allocated one percent (1%) of the profits and losses, which amounted to $4,513 and $2,669 for the three months ended, and $11,823 and $7,306 for the nine months ended, September, 30, 2015 and 2014, respectively.

Formation loan

Formation loan transactions are presented in the following table at September 30, 2015.

	Nine months ended	Since Inception
Balance, January 1	$1,255,600	$—
Formation loan made	424,999	2,003,414
Unamortized discount on imputed interest	(48,754)	(206,829)
	1,631,845	1,796,585

Repayments received from RMC	(8,366)	(326,558)
Early withdrawal penalties applied	(4,983)	(9,606)
Formation loan, net	1,618,496	1,460,421

Unamortized discount on imputed interest	48,754	206,829
Balance, September 30	$1,667,250	$1,667,250

Subscription proceeds to date	$28,486,705	$28,486,705

On the balance sheet, the formation loan has been included in members’ capital. Interest has been imputed at the market rate of interest in effect at the end of each quarter for new additions to the loan.

The future minimum payments on the formation loan are presented in the following table.

2015	$125,560
2016	125,560
2017	125,560
2018	125,560
2019	125,560
Thereafter	1,039,450
Total	$1,667,250

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

-Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, RMC may collect a loan brokerage commission that is expected to range from approximately 1.5% to 5% of the principal amount of each loan made during the year. Total loan brokerage commissions are limited to an amount not to exceed 4% of the total company assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the company. These fees totaled $126,202 and $62,050 for the three months ended, and $225,730 and $174,039 for the nine months ended, September 30, 2015 and 2014, respectively.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
September 30, 2015 (unaudited)

NOTE 3 – MANAGER AND OTHER RELATED PARTIES (continued)

-Other fees

RMC receives fees for processing, notary, document preparation, credit investigation, reconveyance and other mortgage related fees.  The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the company.  These fees totaled $13,567 and $10,045 for the three months ended, and $30,161 and $24,635 for the nine months ended, September 30, 2015 and 2014, respectively.

The following fees are paid by the company to RMC.

-Loan administrative fees

RMC is entitled to receive a loan administrative fee in an amount up to 1% of the principal amount of each new loan originated or acquired on the company’s behalf by RMC for services rendered in connection with the selection and underwriting of potential loans.  Such fees are payable by the company upon the closing or acquisition of each loan.  The loan administration fees paid by the company to RMC were $18,020 and $26,810 for the three months ended, and $108,194 and $101,072 for the nine months ended, September 30, 2015 and 2014, respectively. In August 2015 RMC, at its sole discretion, began waiving loan administrative fees. Loan administrative fees waived for the three months ending September 30, 2015 were $34,547.  There is no assurance RMC will waive these fees in the future.

For the three months ending September 30, 2015 RMC, at its sole discretion, reimbursed the company for approximately $32,000 of loan administrative fees paid to the manager in prior periods, reducing the amortization of loan administrative fees in the income statement and cash flow presentations.  There is no assurance RMC will reimburse these fees in the future.

-Mortgage servicing fees

RMC earns mortgage servicing fees from the company of up to one-quarter of one percent (0.25%) annually of the unpaid principal balance of the loan portfolio or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  RMC is entitled to receive these fees regardless of whether specific mortgage payments are collected.  The mortgage servicing fees are accrued monthly on all loans.  Remittance to RMC is made monthly unless the loan has been assigned a specific loss reserve, at which point remittance is deferred until the specific loss reserve is no longer required, or the property has been acquired by the company.  To enhance the earnings of the company, RMC, in its sole discretion, may elect to accept less than the maximum amount of the mortgage servicing fee.  An increase or decrease in this fee within the limits set by the operating agreement directly impacts the yield to the members.  Mortgage servicing fees incurred and paid were $13,501 and $10,719 for the three months ended, and $38,714 and $29,521 for the nine months ended September 30, 2015 and 2014, respectively.  RMC did not waive any mortgage servicing fees during 2015 and 2014.

-Asset management fees

RMC is entitled to receive a monthly asset management fee for managing the company’s portfolio and operations in an amount up to three-quarters of one percent (0.75%) annually of the portion of the capital originally committed to investment in mortgages, not including leverage, and including up to two percent (2%) of working capital reserves.  This amount will be recomputed annually after the second full year of operations by subtracting from the then fair value of the company’s loans plus working capital reserves, an amount equal to the outstanding debt.

RMC, at its sole discretion, may elect to accept less than the maximum amount of the asset management fee.  An increase or decrease in this fee within the limits set by the operating agreement directly impacts the yield to the members.  There is no assurance RMC will decrease or waive these fees in the future.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
September 30, 2015 (unaudited)

NOTE 3 – MANAGER AND OTHER RELATED PARTIES (continued)

-Asset management fees (continued)

Asset management fees paid to RMC are presented in the following table for the three and nine months ended September 30.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Maximum chargeable by RMC	$51,257	$38,844	$143,595	$109,171
Waived by RMC	(51,257)	(19,422)	(143,595)	(71,717)
Charged	$—	$19,422	$—	$37,454

-Costs through RMC

RMC, per the operating agreement, may request reimbursement by the company for operations expense incurred on behalf of the company, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to members and out-of-pocket general and administration expenses.  Certain costs (e.g. postage) can be allocated specifically to the company.  Other costs are allocated on a pro-rata basis (e.g. by the company’s percentage of total capital of all mortgage funds managed by RMC).  Payroll and consulting fees are broken out first based on activity, and then allocated to the company on a pro-rata basis based on percentage of capital to the total capital of all mortgage funds.  The decision to request reimbursement of any qualifying charges is made by RMC at its sole discretion.  For the nine months ended September 30, 2015 and 2014, costs incurred by RMC, for which reimbursement could have been requested, were $111,127 and $79,403, respectively.  For the three and nine months ended September 30, 2015, $0 and $36,286 of fees were collected.  For the three and nine months ended September 30, 2014, all qualifying charges were collected by RMC.

In addition, RMC, at its sole discretion, may elect to reimburse the company for professional services (primarily audit and tax expense).  An increase or decrease in reimbursements by RMC directly impacts the yield to the members.  RMC reimbursed the company for professional services of $13,644 and $71,184 for the three and nine months ended, September 30, 2015, respectively. No professional fees were reimbursed for the same periods in 2014, and there is no assurance that RMC will reimburse these expenses in the future.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
September 30, 2015 (unaudited)

NOTE 3 – MANAGER AND OTHER RELATED PARTIES (continued)

-Syndication costs

Syndication costs (all expenses incurred in connection with the formation of the company and the ongoing offering of the units, including legal and accounting fees, printing, mailing and distribution costs, filing fees, reimbursements to participating broker-dealers for due diligence expenses, reimbursements for training and education meetings for associated persons of a FINRA member and marketing reallowances of up to 1% of gross offering proceeds (i.e., offering proceeds from the sale of units, excluding DRIP and premium units)) up to 4.5% of the gross proceeds, are reimbursed to RMC until RMC is repaid in full, and then the company will pay any additional costs directly.  The syndication costs are substantially front-ended, and RMC is reimbursed for these expenses quarterly up to 4.5% of the cumulative-to-date gross offering proceeds.

	2015	2014
Balance, January 1	$953,271	$754,491
Costs reimbursed to RMC (1)	275,941	141,680
Costs paid by the company	120	637
Early withdrawal penalties applied (3)	(3,477)	—
Allocated to date (2)	—	—

Balance, September 30	$1,225,855	$896,808

Gross offering proceeds	$27,241,215	$19,929,067
Percent reimbursed to RMC	4.5%	4.5%

(1)
As of September 30, 2015, RMC had incurred approximately $3,265,000 of syndication costs for the company and approximately $2,039,000 remains to be reimbursed by the company to RMC.  As of September 30, 2014, RMC had incurred approximately $3,005,000 of syndication costs for the company and approximately $2,108,000 remained to be reimbursed to RMC.

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

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years.  Loans acquired are generally done so within the first six months of origination, and purchased at the current par value, which approximates fair value.  As of September 30, 2015, 61 of the company’s 65 loans (representing 97% of the aggregate principal of the company’s loan portfolio) have a loan term of five years or less from loan inception.  The remaining loans have terms longer than five years.  Substantially all loans are written without a prepayment penalty provision.  As of September 30, 2015, 24 loans outstanding (representing 48% of the aggregate principal balance of the company’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
September 30, 2015 (unaudited)

NOTE 4 – LOANS (continued)

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the nine months ended September 30.

	2015	2014
Principal, January 1	$19,185,660	$14,698,430
Loans Funded	—	—
Loans acquired from affiliates	14,274,123	9,601,250
Loan acquired from third party	—	736,000
Principal payments received	(10,780,949)	(7,394,643)
Principal, September 30	$22,678,834	$17,641,037

Loan characteristics

Secured loans had the characteristics presented in the following table.

	September 30,	December 31,
	2015	2014
Number of secured loans	65	52
Secured loans – principal	$22,678,834	$19,185,660
Secured loans – lowest interest rate (fixed)	7.3%	7.3%
Secured loans – highest interest rate (fixed)	10.0%	10.0%

Average secured loan – principal	$348,905	$368,955
Average principal as percent of total principal	1.5%	1.9%
Average principal as percent of members’ capital	1.4%	1.9%
Average principal as percent of total assets	1.3%	1.8%

Largest secured loan – principal	$1,200,000	$1,600,000
Largest principal as percent of total principal	5.3%	8.3%
Largest principal as percent of members’ capital	4.8%	8.2%
Largest principal as percent of total assets	4.6%	7.7%

Smallest secured loan – principal	$49,635	$66,278
Smallest principal as percent of total principal	0.2%	0.4%
Smallest principal as percent of members’ capital	0.2%	0.3%
Smallest principal as percent of total assets	0.2%	0.3%

Number of counties where security is located (all California)	16	13
Largest percentage of principal in one county	32.1%	25.2%

Number of secured loans in foreclosure	1	1
Secured loans in foreclosure – principal	191,722	193,893

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of September 30, 2015, the company’s largest loan with a principal balance of $1,200,000 represented 5.3% of outstanding secured loans and 4.6% of company assets.  The loan is secured by a residential property located in San Francisco, California, bears an interest rate of 8.5% and matures on July 1, 2016.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
September 30, 2015 (unaudited)

NOTE 4 – LOANS (continued)

Lien position

Secured loans had the lien positions presented in the following table.

	September 30, 2015			December 31, 2014
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	55	$19,401,837	86%	44	$17,114,452	89%
Second trust deeds	10	3,276,997	14	8	2,071,208	11
Total secured loans	65	22,678,834	100%	52	19,185,660	100%
Liens due other lenders at loan closing		5,911,411			4,773,151
Total debt		$28,590,245			$23,958,811

Appraised property value at loan closing		$58,158,204			$44,552,048

Percent of total debt to appraised
values (LTV) at loan closing(1)		49.2%			53.8%

(1)
Based on appraised values and liens due other lenders at loan closing.  The loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table.

	September 30, 2015			December 31, 2014
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	49	$16,174,339	71%	40	$14,512,116	76%
Multi-family	4	1,978,899	9	3	1,272,724	6
Commercial	12	4,525,596	20	9	3,400,820	18
Total secured loan balance	65	$22,678,834	100%	52	$19,185,660	100%

(2)
Single family property type as of September 30, 2015 consists of five loans with principal of $1,496,836 that are owner occupied and 44 loans with principal of $14,677,503 that are non-owner occupied.  At December 31, 2014, single family property consisted of five loans with principal of $1,318,743 that were owner occupied and 35 loans with principal of $13,193,373 that were non-owner occupied.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
September 30, 2015 (unaudited)

NOTE 4 – LOANS (continued)

Delinquency

Secured loans summarized by payment delinquency are presented in the following table.

	September 30, 2015		December 31, 2014
	Loans	Amount	Loans	Amount
Past Due
30-89 days(3)	—	$—	1	$448,930
90-179 days	1	191,772	2	514,791
180 or more days	—	—	—	—
Total past due	1	191,772	3	963,721
Current		22,487,062		18,221,939
Total secured loan balance	1	$22,678,834	3	$19,185,660

(3)	Amount for September 30, 2015 adjusted to exclude one delinquent loan of $584,339, which paid off in full October 2015.

Modifications and troubled debt restructurings

There were no loan modifications made during the nine months ended September 30, 2015, and no modifications were in effect as of September 30, 2015 or December 31, 2014.

Loans in non-accrual status

At September 30, 2015 and December 31, 2014, there were no loans designated in non-accrual status.

Impaired loans/allowance for loan losses

At September 30, 2015 and December 31, 2014, the company had not designated any loans as impaired, and had not recorded an allowance for loan losses as all loans were deemed to have protective equity (i.e., low loan-to-value ratio) such that collection is reasonably assured for amounts owing.

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table.

Scheduled maturities, as of September 30, 2015	Loans	Principal	Percent
2015(4)	3	$1,657,924	7%
2016	17	6,508,468	29
2017	13	5,401,847	24
2018	8	2,125,230	9
2019	10	3,034,803	13
2020	13	3,886,140	17
Thereafter	1	64,422	1
Total future maturities	65	22,678,834	100
Matured as of September 30, 2015	—	—	—
Total secured loan balance	65	$22,678,834	100%

(4) Loans maturing in 2015 from October 1 to December 31.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
September 30, 2015 (unaudited)

NOTE 4 – LOANS (continued)

Scheduled maturities (continued)

Loans may be repaid or refinanced before, at or after the contractual maturity date.  On matured loans, the company may continue to accept payments while pursuing collection of amounts owed from borrowers.  Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

For the nine months ended September 30, 2015, there was one renewal, which has since paid off.

Distribution of loans within California

The distribution of secured loans outstanding by California counties is presented in the following table.

	September 30, 2015		December 31, 2014
	Principal	Percent	Principal	Percent
San Francisco Bay Area
San Francisco	$3,444,020	15.2%	$4,584,854	23.9%
Alameda	3,353,642	14.8	2,322,907	12.1
San Mateo	2,177,873	9.6	1,554,577	8.1
Santa Clara	2,390,283	10.5	891,674	4.7
Contra Costa	856,508	3.8	1,186,371	6.2
Sonoma	49,635	0.2	67,146	0.4
	12,271,961	54.1	10,607,529	55.4

Other Northern California
Santa Cruz	—	—	2,320,000	12.1
Monterey	179,729	0.8	180,897	1.0
Sacramento	215,000	0.9	—	—
Yolo	177,993	0.8	—	—
Placer	359,782	1.6	—	—
San Joaquin	159,815	0.7	—	—
	1,092,319	4.8	2,500,897	13.1

Northern California Total	13,364,280	58.9	13,108,426	68.5

Los Angeles & Coastal
Los Angeles	7,275,424	32.1	4,840,941	25.2
Orange	616,600	2.7	432,828	2.2
San Diego	390,999	1.7	66,278	0.3
	8,283,023	36.5	5,340,047	27.7

Other Southern California
San Bernardino	632,867	2.8	635,768	3.3
Riverside	398,664	1.8	101,419	0.5
	1,031,531	4.6	737,187	3.8

Southern California Total	9,314,554	41.1	6,077,234	31.5

Total Secured Loans	$22,678,834	100.0%	$19,185,660	100.0%

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
September 30, 2015 (unaudited)

NOTE 4 – LOANS (continued)

Commitments/loan disbursements/construction and rehabilitation loans

The company may make construction loans that are not fully disbursed at loan inception. Construction loans are determined by the managers to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multi-family properties.  The company will approve and fund the construction loan up to a maximum loan balance. Disbursements will be made periodically as phases of the construction are completed or at such other times as the loan documents may require.  Undisbursed construction funds will be held in escrow pending disbursement.  Upon project completion, construction loans are reclassified as permanent loans.  Funding of construction loans is limited to 10% of the loan portfolio.  At September 30, 2015, the company had no construction loans outstanding.

The company may also make rehabilitation loans.  A rehabilitation loan will be approved up to a maximum principal balance and, at loan inception, will be either fully or partially disbursed.  If fully disbursed, a rehabilitation escrow account is established and advanced periodically as phases of the rehabilitation are completed or at such other times as the loan documents may require.  If not fully disbursed, the rehabilitation loan will be funded from available cash balances and future cash receipts.  The company does not maintain a separate cash reserve to fund undisbursed rehabilitation loan obligations.  Rehabilitation loan proceeds are generally used to acquire and remodel single family homes for future sale or rental.  Upon project completion, rehabilitation loans are reclassified as permanent loans.  Funding of rehabilitation loans is limited to 15% of the loan portfolio.  At September 30, 2015, the company had no rehabilitation loans outstanding.

Fair Value

The company does not record its loans at fair value on a recurring basis.  Loans designated impaired (i.e. that are collateral dependent) are measured at fair value on a non-recurring basis.  The company did not have any loans designated impaired at September 30, 2015 or December 31, 2014.

-
Secured loans, performing (i.e. not designated as impaired) (Level 2) - Each loan is reviewed quarterly for its delinquency, LTV adjusted for the most recent valuation of the underlying collateral, remaining term to maturity, borrower’s payment history and other factors.  Also considered is the limited resale market for the loans.  Most companies or individuals making similar loans as the company intend to hold the loans until maturity as the average contractual term of the loans (and the historical experience of the time the loan is outstanding due to pre-payments) is shorter than conventional mortgages.  As there are no prepayment penalties to be collected, loan buyers may be hesitant to risk paying above par.  Due to these factors, sales of the loans are infrequent, because an active market does not exist. The recorded amount of the performing loans (i.e. the loan balance) is deemed to approximate the fair value, although the intrinsic value of the loans would reflect a premium due to the interest to be received.

-
Secured loans, designated impaired (Level 2) - Secured loans designated impaired are deemed collateral dependent, and the fair value of the loan is the lesser of the fair value of the collateral or the enforceable amount owing under the note.  The fair value of the collateral is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values and publicly available information on in-market transactions (Level 2 inputs).

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
September 30, 2015 (unaudited)

NOTE 4 – LOANS (continued)

Fair Value (continued)

The following methods and assumptions are used to determine the fair value of the collateral securing a loan.

Single family – Management’s preferred method for determining the fair market value of its single-family residential assets is the sale comparison method. Management primarily obtains sale comps via its subscription to the RealQuest service, but also uses free online services such as Zillow.com and other available resources to supplement this data.  Sale comps are reviewed for similarity to the subject property, examining features such as proximity to subject, number of bedrooms and bathrooms, square footage, sale date, condition and year built.

If applicable sale comps are not available or deemed unreliable, management will seek additional information in the form of brokers’ opinions of value or appraisals.

Multi-family residential – Management’s preferred method for determining the aggregate retail value of its multifamily units is the sale comparison method.  Sale comps are reviewed for similarity to the subject property, examining features such as proximity to subject, rental income, number of units, composition of units by the number of bedrooms and bathrooms, square footage, condition, amenities and year built.

Where adequate sale comps are not available, management will seek additional information in the form of brokers’ opinions of value or appraisals.

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

Management supplements the direct capitalization method with additional information in the form of a sale comparison analysis (where adequate sale comps are available), brokers’ opinion of value, or appraisal.

Commercial land – Commercial land has many variations/uses, thus requiring management to employ a variety of methods depending upon the unique characteristics of the subject land.  Management may rely on information in the form of a sale comparison analysis (where adequate sale comps are available), brokers’ opinion of value, or appraisal.

REDWOOD MORTGAGE INVESTORS IX, LLC
Notes to Financial Statements
September 30, 2015 (unaudited)

NOTE 5 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS AND SYNDICATION COSTS

Legal proceedings

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes or protect or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics.  None of these actions typically would be of any material importance.  As of September 30, 2015, the company was not involved in any legal proceedings other than those that would be considered part of the normal course of business.

Commitments

None.

NOTE 6 – SUBSEQUENT EVENTS

None.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Forward-Looking Statements

Certain statements in this report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the company’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements, which are based on various assumptions (some of which are beyond our control) may be identified by reference to a future period or periods or by use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” or similar terms or variations on those terms or the negative of those terms. Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the company and its assets, that the difference between net income recorded and cash distributed to members will diminish in the future, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future member redemptions, the company’s full investment of cash, future funding of loans by the company, and beliefs relating to how the company will be affected by current economic conditions and trends in the financial and credit markets.  Actual results may be materially different from what is projected by such forward-looking statements.  Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the effect of competition and competitive pricing and downturns in the real estate markets in which the company has made loans.  All forward-looking statements and reasons why results may differ included in this report on Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Overview

Redwood Mortgage Investors IX, LLC, or the company, is a Delaware limited liability company qualified to conduct business in California which was formed in October 2008 to make loans secured primarily by first and second deeds of trust on California real estate. Redwood Mortgage Corp., or RMC, is the manager of the company (RMC’s then wholly-owned subsidiary Gymno LLC, or Gymno, was a manager prior to its merger into RMC effective June 30, 2015).  The address of the company and its manager is 1825 South Grant Street, Suite 250, San Mateo, CA 94402-2678.  The mortgage loans the company invests in are arranged and are generally serviced by RMC. Michael Burwell is the president and majority shareholder (through his holdings and beneficial interests in certain trusts) of RMC.

In December 2012, the first follow-on offering was declared effective by the SEC.  The same number of units are being offered in the follow-on offering (up to 150,000,000 primary units and 37,500,000 units under the distribution reinvestment plan) as were offered in the initial public offering that commenced in June 2009.

Offering proceeds are released to the company and applied to investments in mortgage loans and the payment or reimbursement of organization and offering expenses. The amount of loans the company funds or acquires will depend upon the number of units sold in the public offering and the resulting amount of the net proceeds available for investment in loans.

The company will experience a relative increase in liquidity if and when additional subscriptions for units are received and a relative decrease in liquidity as net offering proceeds are expended in connection with the funding and acquisition of loans, the payment or reimbursement of organization and offering expenses, redemption of units, and payment of distributions.

Critical Accounting Policies

See Note 2 (Summary of Significant Accounting Policies) to the financial statements included in Part I, Item 1 of this report on Form 10-Qfor a detailed presentation of critical accounting policies, which presentation is incorporated by this reference into this Item 2.

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

Results of Operations

General Economic Conditions

All of our mortgage loans are secured by California real estate.  Our secured-loan investment activity and the value of the real estate securing our loans is significantly dependent on economic activity and employment conditions in the state.  Wells Fargo’s Economics Group periodically provides timely, relevant information and analysis in its commentary and reports.  Highlights from recently issued reports are presented below.

In the publication ‘California Economic Outlook:  October 2015’ the Wells Fargo Economics Group notes:

“California continues to enjoy strong overall economic growth, despite the state’s challenges from the ongoing draught and global economic slowdown.  Nonfarm employment has risen at a 3.0 percent annual rate for the past three years, which is a pace more than one and half times the rest of the country.  The Golden State has added 470,000 net new jobs over the past year alone, and the unemployment rate has fallen 1.3 percentage points to 6.1 percent.  Growth continues to be broad based, with hiring led by the technology and life science sectors.”

“While California’s overall numbers remain strong, the state’s challenges are every bit as daunting as they were at the start of the year.  With the exception of some brief rains earlier this summer, the drought remains unrelenting and has led to significant losses in the agricultural sector.  The slowdown in China and much of the developing world has driven the value of the dollar much higher over the past year, raising question about the viability of key export markets around the globe. The state’s high cost of living and greater regulatory burdens are also pushing more firms to relocate out of the state.  Political fights over the minimum wage and affordable housing add to the litany of concerns about doing business in California.  Furthermore, the housing recovery remains spotty, with single-family construction just a shadow of its pre-recession norm and apartment construction mostly confined to higher-end projects, which have done little to alleviate the housing affordability crisis facing the state.”

“So far, the rising tide of investment flowing into California, made possible partly by the long period of exceptionally low interest rates, has more than offset these concerns, particularly in the state’s large metropolitan areas.  Worries about equity valuations for biotechnology, life sciences, social media and information technology firms continue to percolate, however, and some firms are beginning to retrench or at least to curb their rate of expansion.”

“We expect California to hold up well amid the headwinds of slower global economic growth and rising interest rates.  While exports have slowed a bit, much of California’s trade with China and emerging economies in Asia, is by California firms sending parts and components to producers there to be assembled into finished products re-exported back to the U.S. and other developed economies.  Foreign direct investment from China does not appear to have slowed as of yet and actually pick up a bit in the near term.  The volatility in the financial markets does present some risk and may make it more difficult for aspiring tech firms to go public at attractive terms.  This would eventually reverberate back on the private equity market, which may lead to some slowing in the tech sector in 2016 or 2017, as well as the broader California economy.  We emphasize may lead to some slight slowing because worries about another tech bubble and a repeat of the devastation that followed the bursting of the tech bubble in 2001 have been voiced for the past few years.  So far, these appear to be premature. Growth in the tech sector continues to be pulled forward by strong demand for new products and technologies rather than simply pushed by an endless supply of cheap money.”

In the publication ‘California Job Growth Cools in September’ dated October 16, 2015, the Wells Fargo Economics Group notes:

“California added 8,200 net new jobs in September, much lower than the average monthly increase of 37,000 jobs since the start of the year.  The bulk of September’s payroll losses occurred in financial activities and professional, scientific & technical services, which lost 5,900 and 5,800 jobs, respectively. That latter category has been the fastest growing job category and captures much of the growth in the state’s technology sector.  It is hard to make too much of one month of slower job growth.  California has been growing much faster than the nation for the past four years and some slowing was overdue, particularly given the big jump in job growth seen in August.  That said, the national job growth has slowed and there has been a notable pick up in layoff announcements, including at a number of tech companies that may foreshadow some moderation in hiring.”

“Despite September’s smaller nonfarm employment gain, the state’s unemployment rate fell 0.2 percentage points to 5.9 percent in September, falling below 6.0 percent for the first time since November 2007.  Civilian employment, which is the measure of the number of California’s working population derived from the same survey as the unemployment rate, rose by 11,900 in September.  The civilian labor force declined by 31,600 persons.  The drop in the labor force is a long-running trend that is not unique to California.  Most of the drop in the labor force is due demographic factors, reflecting baby boomers pulling back from the labor market.”

“Unemployment rates fell across the state, with the Los Angeles area posting a huge 0.8 percentage point drop during the month, falling to non-seasonally adjusted 6.2 percent.  San Mateo County boasted the lowest unemployment rate in the state at 3.0 percent, followed closely by neighboring Bay Area counties, Marin and San Francisco, at 3.1 percent and 3.2 percent, respectively.”

Performance Highlights

Members’ capital at September 30, 2015, was approximately $27,636,000, an increase of $5,915,000 since December 31, 2014 ($3,407,000 for September 30, 2014 over December 31, 2013).  The company is continuing to increase the number of FINRA registered broker dealer firms and their associated representatives that can sell our units and focusing on increasing the states in which our units can be offered.

In turn, our investment in mortgage loans is increasing steadily as we strive to keep the company fully invested.  Mortgage loan balances grew to approximately $22,679,000 at September 30, 2015, an increase of $3,493,000 since December 31, 2014 ($2,943,000 for September 30, 2014 over December 31, 2013).

Loans generally are funded at a fixed interest rate with a loan term of up to five years.  Loans acquired are generally done so within the first six months of origination, and purchased at the current par value, which approximates fair value.  As of September 30, 2015, 61 of the company’s 65 loans (representing 97% of the aggregate principal of the company’s loan portfolio) had a loan term of five years or less from loan inception.  The remaining loans had terms longer than five years.  Substantially, all loans are written without a prepayment-penalty provision.  As of September 30, 2015, 24 loans outstanding (representing 48% of the aggregate principal balance of the company’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., safety margins to outstanding debt) as indicated by the overall conservative loan to value ratio (LTV) which at September 30, 2015 was 49%.  Thus per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 51% in the property, and we as lenders have lent in the aggregate 49% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

Net income for the three and nine months ended September 30, 2015 was $451,303 and $1,182,341, an increase of approximately $184,000 and $452,000, respectively, over the same periods in 2014.  Revenue from the collection of interest on loans, net for the three and nine months ended September 30, 2015 increased by approximately $122,000 and $283,000 respectively, over the same periods ended 2014, due to the growth of the secured loan portfolio.  Operations expense for the three and nine months ended September 30, 2015 decreased by approximately $64,000 and $169,000, respectively, over the same periods in 2014 due primarily to an increase in manager reimbursements and waived fees.

Key Performance Indicators

The table below shows key performance indicators for the nine months ended September 30.

	For the nine months ended September 30,
	2015	2014	2013
Secured loans – end of period balance	$22,678,834	$17,641,037	$13,820,473
Secured loans – average daily balance	20,914,565	16,040,345	12,149,880

Members’ capital, gross – end of period balance	$27,636,073	$20,768,621	$16,485,396
Members’ capital, gross – average balance	24,855,900	18,991,196	15,879,669

Interest on loans, gross	$1,352,544	$1,070,084	$871,548
Portfolio interest rate(1)	8.6%	9.0%	9.5%
Effective yield rate(2)	8.6%	8.9%	9.5%
Percent of average members’ capital(4)(5)	7.2%	7.4%	7.2%

Amortization of loan administration fees, net	$79,950	$80,627	$113,936
Percent of average daily balance(3)	0.5%	0.7%	1.3%
Percent of average members’ capital(4)(5)	0.4%	0.6%	0.9%

Interest on loans, net	$1,272,594	$989,457	$757,612
Percent of average daily balance(3)	8.1%	8.2%	8.3%
Percent of average members’ capital(4)(5)	6.8%	6.9%	6.3%

Provision for loan losses	$—	$—	$—
Percent of average daily balance(3)	—%	—%	—%

Total operations expense	$97,536	$266,354	$163,922
Percent of average daily balance(3)	0.6%	2.2%	1.8%
Percent of average members’ capital(4)(5)	0.5%	1.9%	1.4%

Net Income	$1,182,341	$730,644	$599,743
Percent of average daily balance(3)	7.5%	6.1%	6.6%
Percent of average members’ capital(4)(5)	6.3%	5.1%	5.0%

Member Distributions	$1,254,564	$950,096	$793,792
Percent of average daily balance(3)	8.0%	7.9%	8.7%
Percent(6)	6.5%	6.5%	6.5%

Member Redemptions	$788,611	$50,053	$58,190

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
(6)	Percent credited to and distributed from members’ capital accounts on members’ statements

Key Performance Indicators (continued)

The table below shows key performance indicators for the three months ended September 30.

	For the three months ended September 30,
	2015	2014	2013
Secured loans – end of period balance	$22,678,834	$17,641,037	$13,820,473
Secured loans – average daily balance	21,646,398	17,128,667	11,948,052

Members’ capital, gross – end of period balance	$27,636,073	$20,768,621	$16,485,396
Members’ capital, gross – average balance	26,588,790	20,229,343	16,267,696

Interest on loans, gross	$468,695	$366,153	$285,607
Portfolio interest rate(1)	8.6%	8.8%	9.5%
Effective yield rate(2)	8.6%	8.6%	9.5%
Percent of average members capital(4)(5)	7.0%	7.2%	7.0%

Amortization of loan administration fees, net	$5,732	$24,875	$42,741
Percent of average daily balance(3)	0.1%	0.6%	1.4%
Percent of average members’ capital(4)(5)	0.1%	0.5%	1.0%

Interest on loans, net	$462,963	$341,278	$242,866
Percent of average daily balance(3)	8.6%	8.0%	8.1%
Percent of average members’ capital(4)(5)	6.9%	6.7%	5.9%

Provision for loan losses	$—	$—	$—
Percent of average daily balance(3)	—%	—%	—%

Total operations expense	$13,611	$77,691	$58,758
Percent of average daily balance(3)	0.3%	1.8%	2.0%
Percent of average members’ capital(4)(5)	0.2%	1.5%	1.4%

Net Income	$451,303	$266,851	$186,731
Percent of average daily balance(3)	8.3%	6.2%	6.3%
Percent of average members’ capital(4)(5)	6.7%	5.2%	4.5%

Member Distributions	$447,896	$337,647	$270,505
Percent of average daily balance(3)	8.3%	7.9%	9.1%
Percent(6)	6.5%	6.5%	6.5%

Member Redemptions	$286,771	$50,053	$22,140

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
(6)	Percent credited to and distributed from members’ capital accounts on members’ statements

-Loans – end-of-period balance

The September 30, end of period secured loan balance for 2015 of $22,678,834 was an increase of approximately 29% ($5.04 million) over 2014’s $17,641,037, which was up approximately 28% ($3.82 million) from 2013’s $13,820,473.  The increases in the balance of the secured loan portfolio are due to increased members’ capital available for lending and increased investment in California real estate markets, which expands the market for new loans.  Secured loans as a percent of members’ capital (based on average daily balances) were 84%, 84%, and 77% for the nine months ended September 30, 2015, 2014, and 2013, respectively.

The effective yield rate of the portfolio decreased 0.3% for the nine months ended September 30, 2015 compared to September 30, 2014 (decreased 0.6% for the nine months ended September 30, 2014 compared to September 30, 2013) as the company funded longer term, lower interest rate loans.  The longer term and lower interest rates resulted from exiting a program in which RMC arranged for the purchase of loans from an unaffiliated lender who was the servicer of the loans.  These loans generally were secured by first deeds of trust on single-family real property located in California, were short term (5-11 months) and carried a note rate of 7.5% to 10%.

-Members’ capital, gross – end of period balance

The end of period gross members’ capital balance at September 30, 2015 was $27,636,073, up 33% or $6.87 million from $20,768,621 at September 30, 2014 which was up 26% or $4.28 million from $16,485,396 at September 30, 2013.

Analysis and discussion of income/(loss) from operations

Significant changes to income or expense areas for the nine month period ended September 30, 2015 compared to the same period in 2014 are summarized in the following table.

	Interest	Provision/ Allowance
	Income,	For Loan	Late	Operations	Net
	Loans	Losses	Fees	Expense	Income
For the nine months ended
September 30, 2015	$1,272,594	$—	$7,283	$97,536	$1,182,341
September 30, 2014	989,457	—	7,541	266,354	730,644
Change	$283,137	$—	$(258)	$(168,818)	$451,697

Change
Loan Balance Increase	331,453	—	—	9,193	322,260
Loan Portfolio Effective Yield Rate	(48,316)	—	—	—	(48,316)
Late Fees	—	—	(258)	—	(258)
Capital Balance Increase	—	—	—	66,148	(66,148)
Managers Fees Waived	—	—	—	(134,288)	134,288
Manager Reimbursements	—	—	—	(86,009)	86,009
Expense Recognition Timing	—	—	—	(12,728)	12,728
Expense Reductions	—	—	—	(4,118)	4,118
Other	—	—	—	(7,016)	7,016
Change	$283,137	$—	$(258)	$(168,818)	$451,697

Between the nine months ended September 30, 2014 and 2015 interest on loans, net increased $283,137 (29%) and Net Income increased $451,697 (62%).  Operations expense as a percent of interest on loans, net was approximately 8%, 27% and 22% for the nine months ended September 30, 2015, 2014 and 2013, respectively.  As loan balances continue to increase, operations expense as a percent of interest on loans, net will likewise decline (even with reduced levels of expense support from RMC).

Revenue – Interest on loans

Interest on loans increased due to growth of the secured loan portfolio and secured loan portfolio’s strong payment history to date, which has resulted in no loans being designated non-accrual.  The Secured loans – average daily balance at September 30, 2015 increased approximately $4,874,000, or approximately 30% over the average daily balance at September 30, 2014.

	For the nine months ended September 30,
					Stated
	Secured Loans	Secured Loans	Gross	Effective	Average
	End Of period	Average Daily	Interest	Interest	Yield
Year	Balance	Balance	Income(1)	Rate	Rate
2015	$22,678,834	$20,914,565	$1,352,544	8.6%	8.6%
2014	$17,641,037	$16,040,345	$1,070,084	8.9%	9.0%
2013	$13,820,473	$12,149,880	$871,548	9.5%	9.5%

(1)	Interest income on income statement before deduction of loan administration fee

Provision for loan losses/allowance for loan losses

At September 30, 2015 and 2014, the company had not recorded an allowance for loan losses as no loans were designated as impaired, and all loans had protective equity such that at September 30, 2015 and 2014, collection was deemed probable for amounts owing. Total amount past due more than 90 days at September 30, 2015 and December 31, 2014 is $191,772 and $514,791 respectively.

Operations Expense

Operations expense as a percent of “Total revenues, net” for the nine months ended September 30, 2015, and 2014 were 8% and 27%, respectively.

Significant changes to operating expense areas for the nine month period ended September 30, 2015 compared to the same period in 2014 are summarized in the following table.

	Mortgage	Asset	Costs
	Servicing	Management	Through	Professional
	Fees	Fees	RMC	Services	Other	Total
For the nine months ended
September 30, 2015	$38,714	$—	$36,286	$8,359	$14,177	$97,536
September 30, 2014	29,521	37,454	79,403	99,449	20,527	266,354
Change	$9,193	$(37,454)	$(43,117)	$(91,090)	$(6,350)	$(168,818)

Change
Loan Balance Increase	9,193	—	—	—	—	9,193
Capital Balance Increase	—	34,424	31,724	—	—	66,148
Managers Fees Waived	—	(71,878)	(62,410)	—	—	(134,288)
Manager Reimbursements	—	—	(12,431)	(71,184)	(2,394)	(86,009)
Professional Service Timing	—	—	—	(9,228)	—	(9,228)
Income Tax Payment Timing	—	—	—	—	(3,500)	(3,500)
Expense Reductions	—	—	—	(4,118)	—	(4,118)
Other	—	—	—	(6,560)	(456)	(7,016)
Change	$9,193	$(37,454)	$(43,117)	$(91,090)	$(6,350)	$(168,818)

– Mortgage servicing fees

The increase in mortgage servicing fees of $9,193 was consistent with the increase in the average daily secured loan portfolio of $4,874,000, noted above in Revenue – Interest on loans, at the annual rate of 0.25%.

 – Asset management fees

For the nine months ended September 30, 2015 and 2014, the total amount of asset management fees chargeable were $143,595 and $109,171, respectively.  Of the total amount chargeable, RMC at its sole discretion, waived asset management fees of $143,595 and $71,717, respectively.  There is no assurance RMC will waive its right to receive such fees in future periods.

 – Costs through RMC

For the nine months ended September 30, 2015 and 2014, costs incurred by RMC, for which reimbursement could have been requested were $111,127 and $79,403, respectively.  Of the total amount chargeable, RMC at its sole discretion, waived reimbursements of $74,841 in 2015.  For the nine months ended September 30, 2014, no portion of the reimbursements were waived.  There is no assurance RMC will waive its right to receive such reimbursements in future periods.

 – Professional services

Professional fees consists primarily of legal, audit and tax expenses. The decrease in professional services for the nine months ended September 30, 2015, was due primarily to expense reimbursements by RMC, at its sole discretion, of $71,184. No reimbursements for professional fees were provided during the same period in 2014. In addition, overall Audit & Tax fees decreased due to changes in expense recognition timing and overall cost reductions due to increased efficiency in the reporting process.

Significant changes to income or expense areas for the three month period ended September 30, 2015 compared to the same period in 2014 are summarized in the following table.

	Interest	Provision/ Allowance
	Income,	For loan	Late	Operations	Net
	Loans	Losses	Fees	Expense	Income
For the three months ended
September 30, 2015	$462,963	$—	$1,951	$13,611	$451,303
September 30, 2014	341,278	—	3,264	77,691	266,851
Change	$121,685	$—	$(1,313)	$(64,080)	$184,452

Change
Loan Balance Increase	102,686	—	—	2,782	99,904
Loan Portfolio Effective Yield Rate	18,999	—	—	—	18,999
Late Fees	—	—	(1,313)	—	(1,313)
Capital Balance Increase	—	—	—	25,662	(25,662)
Managers Fees Waived	—	—	—	(59,877)	59,877
Manager Reimbursements	—	—	—	(28,469)	28,469
Expense Reductions	—	—	—	(4,118)	4,118
Other	—	—	—	(60)	60
Change	$121,685	$—	$(1,313)	$(64,080)	$184,452

Between the three months ended September 30, 2014 and 2015 interest on loans, net increased $121,685 (36%) and Net Income increased $184,452 (69%).  Operations expense as a percent of interest on loans, net was 3%, 23% and 24% for the three months ended September 30, 2015, 2014, and 2013, respectively.  As loan balances continue to increase, operations expense as a percent of interest on loans, net will likewise decline (even with reduced levels of expense support from RMC).

Revenue – Interest on loans

Interest on loans increased due to growth of the secured loan portfolio and secured loan portfolio’s strong payment history to date, which has resulted in no loans being designated non-accrual.  The Secured loans – average daily balance at September 30, 2015 increased approximately $4,518,000, or approximately 26% over the average daily balance at September 30, 2014.

	For the three months ended September 30,
					Stated
	Secured Loans	Secured Loans	Gross	Effective	Average
	End Of Period	Average Daily	Interest	Interest	Yield
Year	Balance	Balance	Income(1)	Rate	Rate
2015	$22,678,834	$21,646,389	$468,695	8.6%	8.6%
2014	$17,641,037	$17,128,667	$366,153	8.6%	8.8%
2013	$13,820,473	$11,948,052	$285,607	9.5%	9.5%

(1)	Interest income on income statement before deduction of loan administration fee

Provision for loan losses/allowance for loan losses

At September 30, 2015 and 2014, the company had not recorded an allowance for loan losses as no loans were designated as impaired, and all loans had protective equity such that at September 30, 2015 and 2014, collection was deemed probable for amounts owing.

Operations Expense

Operations expense as a percent of “Total revenues, net” for the three months September 30, 2015, and 2014 were 3% and 23%, respectively.

Significant changes to operations expense areas for the three month period ended September 30, 2015 compared to the same period in 2014 are summarized in the following table.

	Mortgage	Asset	Costs
	Servicing	Management	Through	Professional
	Fees	Fees	RMC	Services	Other	Total
For the three months ended
September 30, 2015	$13,501	$—	$—	$—	$110	$13,611
September 30, 2014	10,719	19,422	27,224	17,762	2,564	77,691
Change	$2,782	$(19,422)	$(27,224)	$(17,762)	$(2,454)	$(64,080)

Change
Loan Balance Increase	2,782	—	—	—	—	2,782
Capital Balance Increase	—	12,413	13,249	—	—	25,662
Managers Fees Waived	—	(31,835)	(28,042)	—	—	(59,877)
Manager Reimbursements	—	—	(12,431)	(13,644)	(2,394)	(28,469)
Expense Reductions	—	—	—	(4,118)	—	(4,118)
Other	—	—	—	—	(60)	(60)
Change	$2,782	$(19,422)	$(27,224)	$(17,762)	$(2,454)	$(64,080)

– Mortgage servicing fees

The increase in mortgage servicing fees of $2,782 is consistent with the increases in the average daily secured loan portfolio of $4,518,000, noted above in Revenue – Interest on loans, at the annual rate of 0.25%.

 – Asset management fees

For the three months ended September 30, 2015 and 2014, the total amount of asset management fees chargeable were $51,257 and $38,844, respectively.  Of the total amount chargeable, RMC at its sole discretion, waived asset management fees of $51,257 and $19,422, respectively.  There is no assurance RMC will waive its right to receive such fees in future periods.

 – Costs through RMC

For the three months ended September 30, 2015 and 2014, costs incurred by RMC, for which reimbursement could have been requested, were $40,473 and $27,224, respectively.  For the three months ended September 30, 2015, no fees were collected.  For the three months ended September 30, 2014, all qualifying charges were collected by RMC.

The decrease in costs reimbursed to RMC of $27,224 was primarily due to the waived reimbursements of $40,473.  There is no assurance RMC will waive its right to receive such reimbursements in future periods.

 – Professional services

Professional fees consists primarily of legal, audit and tax expenses.  The decrease in professional services for the three months ended September 30, 2015, was due primarily to expense reimbursements by RMC, at its sole discretion, of $13,644.  No reimbursements for professional fees were provided during the same period in 2014.  In addition, overall Audit & Tax fees decreased due to changes in expense recognition timing.

Significant changes to income or expense areas for the three month period ended September 30, 2015 compared to the prior three month period ended June 30, 2015 are summarized in the following table.

	Interest	Provision/ Allowance
	Income	For Loan	Other	Operations	Net
	Loans	Losses	Income	Expense	Income
For the three months ended
September 30, 2015	$462,963	—	1,951	13,611	451,303
June 30, 2015	411,164	$—	$3,072	$33,260	$380,976
Change	51,799	—	(1,121)	(19,649)	70,327

Change
Loan Balance Increase	51,799	—	—	448	51,351
Late Fees	—	—	(1,121)	—	(1,121)
Manager Reimbursements	—	—	—	8,606	(8,606)
Cost Allocation Adjustments	—	—	—	—	—
Expense Recognition Timing	—	—	—	(23,596)	23,596
Expense Reductions	—	—	—	(5,107)	5,107
Change	$51,799	$—	$(1,121)	$(19,649)	$70,327

Liquidity and Capital Resources

The company relies upon sales of units, loan payoffs, borrowers’ monthly principal and interest payments and, to a lesser degree and, if obtained, a line of credit for the source of funds for loans.  We expect cash generated from borrower payments of principal and interest, as well as, loan payoffs will exceed operations expense, earnings distributed to members and unit redemptions for the next 12 months.  Excess cash flow, if any, will be invested in new loan opportunities.

Generally, within a broad range, the company’s rates on mortgage loans is not affected by market movements in interest rates.  If, as expected, we make primarily fixed rate loans, and interest rates were to rise, a possible result would be a slower prepayment rate for the company’s loans.  This increase in the duration of the time loans are on the books may reduce overall liquidity, which itself may reduce the company’s investment into loans at higher interest rates.  Conversely, if interest rates were to decline, we could see a significant increase in borrower prepayments.  If we then obtain new loans at lower rates of interest it would possibly result in lower yield to members.

The company’s loans generally have shorter maturity terms than typical mortgages.  As a result, constraints on the ability of our borrowers to refinance their loans at maturity possibly would have a negative impact on their ability to repay their loans.  In the event a borrower is unable to repay at maturity, the company may consider extending the term through a loan modification or foreclosing on the property. A reduction in loan repayments would (a) reduce the company’s cash flows, (b) restrict the company’s ability to invest in new loans and/or (c) if ongoing for an extended period, affect the company’s ability to provide earnings distributions and redemptions of members’ capital.

The company will experience a relative increase in liquidity, if and when additional subscriptions for units are received, and a relative decrease in liquidity as net offering proceeds are expended in connection with the funding and acquisition of loans, the payment or reimbursement of organization and offering expenses, redemption of units, and payment of distributions.

Contractual Obligations

At September 30, 2015 the company had no contractual obligations, except to reimburse RMC for syndication costs.  As of September 30, 2015, approximately $2,039,000 was to be reimbursed to RMC contingent upon future sales of member units.  See Note 3 (Manager and Other Related Parties-Syndication Costs) and Note 5 (Commitments and Contingencies, Other Than Loan Commitments and Syndication Costs) to the financial statements included in Part I, Item 1 of this report.

Cash Receipts and Disbursements

Cash receipts and disbursements by business activity are presented in the following table for the three and nine months ended September 30.

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Members’ capital
Receipts – Contributions	$1,969,425	$1,315,126	$6,063,454	$3,471,345

Disbursement
Distributions and redemptions, net	(475,803)	(211,901)	(1,334,944)	(493,476)
Syndication costs, net	(98,744)	(45,706)	(276,062)	(142,317)
Formation loan, net	(138,980)	(91,863)	(416,633)	(247,653)
	(713,527)	(349,470)	(2,027,639)	(883,446)
Cash – Members’ capital, net	1,255,898	965,656	4,035,815	2,587,899

Loan principal/advances/interest
Receipts
Principal & advances collected	4,736,099	2,395,003	10,780,949	7,394,643
Interest received, net	469,814	328,702	1,242,028	935,696
Other loan income	1,951	3,314	7,283	7,640
	5,207,864	2,727,019	12,030,260	8,337,979
Disbursements
Loan funding	(5,256,730)	(2,991,000)	(14,274,123)	(10,337,250)
Advances made	(13,375)	(4,170)	(13,611)	(13,945)
	(5,270,105)	(2,995,170)	(14,287,734)	(10,351,195)
Cash – loans, net	(62,241)	(268,151)	(2,257,474)	(2,013,216)

Operations expense	(13,179)	(61,303)	(19,296)	(242,116)

Net change in cash	$1,180,478	$636,202	$1,759,045	$332,567

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

The company allocates its profits, after syndication costs, to member distributions.  The table below shows distributions reinvested by members under the distribution reinvestment plan, cash distributions to members, the total distributions to members, and the percent of members’ capital electing cash distribution for the nine months ended September 30.

	2015	2014
Reinvesting under distribution reinvestment plan	$719,168	$515,519
Cash distributions to members	535,396	434,577
Total distributions to members	$1,254,564	$950,096

Percent of members’ capital, electing distribution	43%	46%

Net Income/Member Distributions

The company’s distributed annualized yield was 6.5% for the nine months ended September 30, 2015 and 2014, respectively.  The company’s cash distributions for members (excluding redemptions) during the nine months ended September 30, 2015 and 2014 were $1,254,564 and $950,096, respectively.  To determine the amount of cash to be distributed in any specific month, the company relies in part on its annual forecast of profits, which takes into account the difference between the forecasted and actual results in the prior year and the requirement to maintain a cash reserve.

In calendar quarters in which we did not generate cash flow from operations sufficient to fully fund distributions, distributions in excess of our cash flow from operations were funded from cash on hand, which includes proceeds from offerings and loan payments from borrowers.

Net income recorded for members was $446,790 and $264,182 for the three months ended, and $1,170,518 and $723,338 for the nine months ended, September 30, 2015 and 2014, respectively.  The difference between net income and cash distributions was due to the managers’ projections of net income using several variables which included but were not limited to an average rate of return for the loan portfolio, turnover rate of the loan portfolio and the availability of quality loans for investment.  Provided the company becomes and remains fully invested in quality mortgage loans, this difference should diminish until eliminated.

Unit redemption program

Members have no right to withdraw from the company or to obtain the return of their capital account for at least one year from the date of purchase of units, with the limited exception in the event of a death of a member.  In order to provide our members with a certain degree of liquidity, we have adopted a unit redemption program.  Generally, one year after purchasing your units, a member may redeem all or part of its units, subject to certain significant restrictions and limitations.  At that time, we may, subject to the significant restrictions and limitations described below, redeem the units presented for redemption to the extent that we have sufficient cash flow available to us to fund such redemption.  The price paid for redeemed units will be based on the lesser of the purchase price paid by the redeeming member or the member’s capital account balance as of the date of each redemption payment.  For redemptions beginning after one year (but before two years), the redemptions will be calculated as 92% of purchase price or 92% of the capital account balance, whichever is less.  Beginning after each of the subsequent years, the redemption percentages will increase to 94%, 96%, 98% and 100%, respectively, of the purchase price or capital account balance, whichever is less.  Notwithstanding the foregoing, with respect to any redemption, the number of units that may be redeemed per quarter per individual member will be subject to a maximum of the greater of 100,000 units or 25% of the member’s units outstanding.  For redemption requests requiring more than one quarter to fully redeem, the percentage discount amount that applies when the redemption payments begin will continue to apply throughout the entire redemption period and will apply to all units covered by such redemption request regardless of when the final redemption payment is made.  Under our unit redemption program, in the event of an investor’s death, his or her heirs are provided with an option to redeem all or a portion of the investor’s units without penalty, regardless of the time elapsed since the date of purchase.

The table below sets forth the unit redemptions for the nine months ended September 30.

	2015	2014
Unit redemptions-without penalty	$665,555	$50,053
Unit redemptions-subject to penalty	123,056	—
Total	$788,611	$50,053

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

Net cash provided by (used in) operations, net income and distributions to members, from inception to September 30, 2015, are summarized in the following table:

					Percent Of
					Distributions	Percent Of
					Paid From	Net
	Net Cash				Net Cash	Income
Quarters	Provided By		Distributions	Distributions	Provided By	Covering
Ending By	(Used In)	Net	To	To	(Used In)	Total
Year	Operations	Income	Members	Managers	Operations	Distributions

2009-2011	$603,570	$697,691	$818,679	$1,797	74%	85%

2012
Mar. 31	170,559	159,935	191,236	—	89	84
Jun. 30	114,514	103,257	205,097	5,180	56	50
Sep. 30	92,938	139,090	219,263	—	42	63
Dec. 31	190,706	224,335	239,204	—	80	94
	568,717	626,617	854,800	5,180	67	73
2013
Mar. 31	198,925	223,791	257,733	—	77	87
Jun. 30	224,856	189,221	265,554	—	85	71
Sep. 30	182,068	186,731	270,505	6,266	67	69
Dec. 31	200,802	284,880	282,603	—	71	101
	806,651	884,623	1,076,395	6,266	75	82
2014
Mar. 31	248,421	201,846	297,916	—	83	68
Jun. 30	182,097	261,947	314,533	—	58	83
Sep. 30	270,702	266,851	337,647	8,846	80	79
Dec. 31	284,498	363,079	361,622	—	79	100
	985,718	1,093,723	1,311,718	8,846	75	83
2015
Mar. 31	402,555	350,062	387,250	—	104	90
Jun. 30	368,874	380,976	419,418	—	88	91
Sep. 30	458,586	451,303	447,896	—	102	101
	1,230,015	1,182,341	1,254,564	—	98	94

Program to date	$4,194,671	$4,484,995	$5,316,156	$22,089	79%	84%

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not included because the company is a smaller reporting company.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The company carried out an evaluation, under the supervision and with the participation of the manager of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the manager concluded the company’s disclosure controls and procedures were effective.

Changes to Internal Control Over Financial Reporting

For the three months ended September 30, 2015, instances of inadherence to certain internal control processes and procedures were identified in connection with the evaluation required by Rules 13a-15 or 15d-15 under the Exchange Act. Management took compensating actions and increased review efforts to assure that these instances of inadherence did not result in a material misstatement within the financial statements.  It was determined that there were no material weaknesses in our internal control over financial reporting. At this time, management is evaluating additional actions to prevent further instances of inadherence. Other than management’s compensating actions and increased review efforts, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.              Legal Proceedings

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes or protect or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics.  None of these actions typically would be of any material importance.  As of September 30, 2015, the company was not involved in any legal proceedings other than those that would be considered part of the normal course of business.

ITEM 1A.                  Risk Factors

There have been no material changes to the risk factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.              Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Registered Securities

On November 18, 2008 and June 7, 2012, the company filed Registration Statements on Form S-11 with the Securities and Exchange Commission (SEC File Nos. 333-155428 and 333-181953) to offer up to 150,000,000 units ($150,000,000) of its membership interests to the public and 37,500,000 units ($37,500,000) to its members pursuant to its distribution reinvestment plan.  The 2012 registered offering is ongoing and will terminate on December 4, 2015, unless prior to such date, we file a new registration statement in which event the offering will continue until the earlier of the effective date of the new registration statement or 180 days after December 4, 2015 (which is June 1, 2016).

As of September 30, 2015, we had sold 29,992,782 units in the offerings, for gross offering proceeds of $29,992,782 (including units issued under our distribution reinvestment plan).  The outstanding units are held by approximately 650 members.

From the total subscription proceeds of $28,486,705, syndication costs (the organizational and offering costs including legal and accounting expenses, printing costs, selling expenses, and filing fees but not including certain sales commissions) of approximately $1,226,000 have been billed to date.  Syndication costs are charged against members’ capital, and will be allocated to individual members consistent with the company’s operating agreement.

Sales commissions are not paid directly by the company out of offering proceeds.  Instead, the company loans to RMC amounts sufficient to pay all sales commissions and the premiums payable in connection with unsolicited orders.  The total amount owing by RMC is unsecured and non-interest bearing and is referred to as the “formation loan.” As of September 30, 2015, the formation loan totaled $2,003,414, of which $1,667,250 remain to be collected.  The formation loan has been deducted from members’ capital on the balance sheet.  As amounts are received from RMC as payments on the loan, the deduction from capital will be reduced.

Recent Sales of Unregistered Securities

There were no sales of securities by the company which were not registered under the Securities Act of 1933.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: November 16, 2015	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer)