Form 10-K
period 2015-12-31
Redwood Mortgage Investors IX
filed 2016-03-30
CIK 1448038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-55601

REDWOOD MORTGAGE INVESTORS IX, LLC

(Exact name of registrant as specified in its charter)

Delaware	26-3541068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1825 South Grant Street, Suite 250, San Mateo, CA	94402
(Address of principal executive offices)	(Zip Code)

(650) 365-5341

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Units of Limited Liability Company Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  YES    ☒  NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  YES    ☒  NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  YES    ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

The registrant’s units of limited liability company interests are not publicly traded and therefore have no market value. The registrant is conducting an ongoing public offering of its units pursuant to a Registration Statement on Form S-11 (File No. 333-181953), which are being sold at $1.00 per unit. The registrant has 34,154,936 limited liability company interests outstanding as of March 30, 2016.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Index to Form 10-K

December 31, 2015

i

Forward-Looking Statements

Certain statements in this Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (or the Exchange Act), including statements regarding the company’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods or by use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” “possible” or similar terms or variations on those terms or the negative of those terms. Forward-looking statements include statements regarding trends in the California real estate market, future interest rates and economic conditions and their effect on the company and its assets, estimates as to the allowance for loan losses, estimates of future redemptions of units, future funding of loans by the company, and beliefs relating to how the company will be affected by current economic conditions and trends in the financial and credit markets. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following:

•	changes in economic conditions and interest rates,

•	the impact of competition and competitive pricing for mortgage loans,

•	downturns in the California real estate markets which affect the manager’s and our ability to find suitable loans in a weaker economy where there is less activity in the real estate market,

•	our ability to grow our mortgage lending business,

•	the manager’s ability to make and arrange for loans that fit our investment criteria,

•	the concentration of credit risks to which we are exposed;

•	increases in payment delinquencies and defaults on our mortgage loans; and

•	changes in government regulation and legislative actions affecting our business.

All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Part I

Item 1 – Business

Redwood Mortgage Investors IX, LLC (or we, RMI IX or the company) is a Delaware limited liability company formed in October 2008 to engage in business as a mortgage lender and investor by making and holding-for-investment mortgage loans secured by California real estate, primarily first and second deeds of trust.

The company is externally managed. Redwood Mortgage Corp. (or RMC) is the manager of the company. RMC’s wholly-owned subsidiary, Gymno LLC, was a co-manager prior to its merger into RMC effective June 30, 2015. The mortgage loans the company funds and/or invests in are arranged and generally are serviced by RMC.

The manager is solely responsible for managing the business and affairs of the company, subject to the voting rights of the members on specified matters. The manager acting alone has the power and authority to act for and bind the company.

The rights, duties and powers of the members and manager of the company are governed by the company’s operating agreement, the Delaware Limited Liability Company Act and the California Revised Uniform Limited Liability Company Act. Members should refer to the company’s operating agreement for complete disclosure of its provisions. Members representing a majority of the outstanding units may, without the concurrence of the managers, vote to: (i) dissolve the company, (ii) amend the operating agreement, subject to certain limitations, (iii) approve or disapprove the sale of all or substantially all of the assets of the company or (iv) remove or replace one or all of the managers. Where there is only one manager, a majority in interest of the members is required to elect a new manager to continue the company business after a manager ceases to be a manager due to its withdrawal.

The manager is required to contribute to capital one tenth of one percent (0.1%) of the aggregate capital accounts of the members. In December 2015, the manager, at its sole discretion, made a supplemental contribution to members’ capital of $791,965. This contribution offset the cumulative difference, between net income and distributions to members for all periods through December 31, 2014.

Profits and losses are allocated among the members according to their respective capital accounts monthly after one percent (1%) of the profits and losses are allocated to the manager. The monthly results are subject to subsequent adjustment as a result of quarterly and year-end accounting and reporting. Investors should not expect the company to provide tax benefits of the type commonly associated with limited liability company tax shelter investments. Federal and state income taxes are the obligation of the members, if and when taxes apply, other than the annual California franchise tax and any California LLC cash receipts taxes paid by the company.

The ongoing sources of funds for loans are the proceeds from (1) sale of members’ units, including units sold by reinvestment of distributions, (2) loan payoffs, (3) borrowers’ monthly principal and interest payments, and, (4) to a lesser degree and, if obtained, a line of credit. Cash generated from loan payoffs and borrower payments of principal and interest is used for operating expenses, income distributions to members, reimbursements to RMC of origination and offering expenses and unit redemptions. The cash flow, if any, in excess of these uses is re-invested in new loans.

Distribution policy

Cash available for distribution at the end of each calendar month is allocated ninety-nine percent (99%) to the members and one percent (1%) to the manager. Cash available for distribution means cash flow from operations (excluding repayments for loan principal and other capital transaction proceeds) less amounts set aside for creation or restoration of reserves. The manager may withhold from cash available for distribution otherwise distributable to the members with respect to any period the respective amounts of organization and offering expenses allocated to the members for the applicable period pursuant to the company’s reimbursement and allocation of organization and offering expenses policy.

Per the terms of the company’s operating agreement, cash available for distribution allocated to the members is allocated among the members in proportion to their percentage interests (except with respect to differences in the amounts of organization and offering expenses allocated to the respective members during the applicable period) and in proportion to the number of days during the applicable month that they owned such percentage interests.

Distributions allocable to members, other than those participating in the distribution reinvestment plan (DRIP), and the manager are distributed to them in cash at the end of each calendar month. The manager’s allocable share of cash available for distribution is also distributed not more frequently than with cash distributions to members. Cash available for distribution allocable to members who participate in the DRIP is credited to their respective capital accounts at the end of each calendar month.

To determine the amount of cash to be distributed in any specific month, the company relies in part on its annual forecast of profits, which takes into account the difference between the forecasted and actual results in the prior year and the requirement to maintain a cash reserve.

Distribution reinvestment plan

The DRIP provision of the operating agreement permits members to elect to have all or a portion of their monthly distributions reinvested in additional units. Members may withdraw from the DRIP with written notice.

Liquidity and unit redemption program

There is no established public trading and/or secondary market for the units and none is expected to develop. There are substantial restrictions on transferability of units. In order to provide liquidity to members, the company’s operating agreement includes a unit redemption program, whereby beginning one year from the date of purchase of the units, a member may redeem all or part of their units, subject to certain limitations.

The price paid for redeemed units will be based on the lesser of the purchase price paid by the redeeming member or the member’s capital account balance as of the date of each redemption payment. Redemption value will be calculated as follows:

•	Beginning after one year: 92% of purchase price of the capital account balance, whichever is less;

•	Beginning after two years: 94% of purchase price of the capital account balance, whichever is less;

•	Beginning after three years: 96% of purchase price of the capital account balance, whichever is less;

•	Beginning after four years: 98% of purchase price of the capital account balance, whichever is less;

•	Beginning after five years, 100% of purchase price of the capital account balance, whichever is less.

The company redeems units quarterly, subject to certain limitations as provided for in the operating agreement. The number of units that may be redeemed per quarter per individual member is subject to a maximum of the greater of 100,000 units or 25% of the member’s units outstanding. For redemption requests requiring more than one quarter to fully redeem, the percentage discount amount that, if any, applies when the redemption payments begin continues to apply throughout the redemption period and applies to all units covered by such redemption request regardless of when the final redemption payment is made.

The company has not established a cash reserve from which to fund redemptions. The company’s capacity to redeem units upon request is limited by the availability of cash and the company’s cash flow. The company will not, in any calendar year, redeem more than five percent (5%) of the weighted average number of units outstanding during the twelve-month period immediately prior to the date of the redemption.

Ongoing public offering of units/ SEC Registrations

In December, 2012, the company’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (SEC File No. 333-181953) to offer up to 150,000,000 units ($150,000,000) to the public and 37,500,000 units ($37,500,000) to its members pursuant to the DRIP became effective. The 2012 filing enabled us to continue the offer to sell units that commenced in an initial public offering with the filing of a Registration Statement on Form S-11 in June 2008 (SEC File No. 333-155428). The offering of units is ongoing and was extended by filing a new, third registration statement on Form S-11 (SEC File No. 333-208315) in December 2015. The current offering continues until the earlier of either the effective date of the third registration statement, or 180 days after December 4, 2015. When the third registration statement is declared effective, the offering will continue for up to three (3) years thereafter.

The units have been registered pursuant to Section 12(g) of the Exchange Act. Such registration of the units, along with the satisfaction of certain other requirements under ERISA, enables the units to qualify as “publicly-offered securities” for purposes of ERISA and regulations issued thereunder. By satisfying those requirements, the underlying assets of the company should not be considered assets of a “benefit plan investor” (as defined under ERISA) by virtue of the investment by such benefit plan investor in the units.

The following summarizes the proceeds from sales of units, from inception (October 5, 2009) through December 31, 2015.

	Proceeds
Gross proceeds admitted from investors	$30,144,013
From electing members under our distribution reinvestment plan	2,879,166
From premiums paid by RMC	148,904	(1)

Total proceeds from unit sales	$33,172,083

(1)	If a member acquired units through an unsolicited sale, the member’s capital account is credited with their capital contribution plus a premium paid by RMC equal to the amount of the sales commissions that otherwise would have been paid to a broker-dealer by RMC. This amount is reported in the year paid as taxable income to the member.

Unit sales commissions paid to broker-dealers/formation loan

Commissions for units sales to be paid to broker-dealers (B/D sales commissions) are paid by RMC and are not paid directly by the company out of offering proceeds. Instead, the company advances to RMC amounts sufficient to pay the B/D sales commissions and premiums to be paid to investors in connection with unsolicited orders up to seven percent (7%) of offering proceeds. The receivable arising from the advances is unsecured, and non-interest bearing and is referred to as the “formation loan.” As of December 31, 2015 the company had made such advances of $2,198,481, of which $1,741,741 remain outstanding on the formation loan.

Reimbursement and allocation of organization and offering expenses

The manager is reimbursed for, or the company may pay directly, organization and offering expenses (or O&O expenses) incurred in connection with the organization of the company or offering of the units including, without limitation, attorneys’ fees, accounting fees, printing costs and other selling expenses (other than sales commissions) in a total amount not exceeding 4.5% of the original purchase price of all units (other than DRIP units) sold in all offerings (hereafter, the “maximum O&O expenses”), and the manager pays any O&O expenses in excess of the maximum O&O expenses. For each calendar quarter or portion thereof after December 31, 2015, that a member holds units (other than DRIP units) and for a maximum of forty (40) such quarters, a portion of the O&O expenses borne by the company is allocated to and debited from that member’s capital account in an annual amount equal to 0.45% of the member’s original purchase price for those units, in equal quarterly installments of 0.1125% each commencing with the later of the first calendar quarter of 2016 or the first full calendar quarter after a member’s purchase of units, and continuing through the quarter in which such units are redeemed. If at any time the aggregate O&O expenses actually paid or reimbursed by the company since inception are less than the maximum O&O expenses, the company shall first reimburse the manager for any O&O expenses previously borne by it so long as it does not result in the company bearing more than the maximum O&O expenses, and any savings thereafter remaining shall be equitably allocated among (and serve to reduce any subsequent such cost allocations to) those members who have not yet received forty (40) quarterly allocations of O&O expenses, as determined in the good faith judgment of the manager. Any O&O expenses with respect to a member’s units that remain unallocated upon redemption of such units shall be reimbursed to the company by the manager.

Lending and investment guidelines, objectives and criteria

The company’s loans generally have shorter maturity terms than typical mortgages. In the event a borrower is unable to repay in full the principal owing on the loan at maturity, the company may consider extending the term through a loan modification or may foreclose and take back the property for sale.

Generally, interest rates on the company’s mortgage loans are not affected directly by market movements in interest rates. If, as expected, we continue to make and invest in fixed rate loans primarily, and interest rates were to rise, a possible result would be lower prepayments of the company’s loans. This increase in the duration of time loans are on the books may reduce overall liquidity, which itself may reduce the company’s investment into new loans at higher interest rates. Conversely, if interest rates were to decline, we could see a significant increase in borrower prepayments. If we then invest in new loans at lower rates of interest, a lower yield to members may possibly result.

Our primary investment objectives are to:

•	Yield a rate of a favorable return from the company’s business of making or investing in loans,

•	Preserve and protect the company’s capital by making and/or investing in loans secured by California real estate, preferably income-producing properties geographically situated in the San Francisco Bay Area and the coastal metropolitan regions of Southern California, and

•	Generate and distribute net cash flow from these mortgage lending and investing activities.

Loans are arranged and generally are serviced by RMC. The company generally funds loans:

•	Having monthly payments of interest only or of principal and interest at fixed rates, calculated on a 30-year amortization basis, and

•	Having maturities of 5 years or less, not to exceed 15 years.

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

We believe our LTV policy gives us more potential protective equity than competing lenders who fund loans with a higher LTV. However, we may be viewed as an “asset” lender based on our emphasis on LTV in our underwriting process. Being an “asset” lender may increase the likelihood of payment defaults by borrowers. Accordingly, the company may have a higher level of payment delinquency and loans designated as impaired for financial reporting purposes than that of lenders, such as banks and other financial institutions subject to federal and state banking regulations, which are typically viewed as “credit” lenders.

See Note 4 (Loans) to the financial statements included in Part II, Item 8 of this report for a detailed presentation on the secured loan portfolio, which presentation is incorporated by this reference into this Item 1.

Term of the company

The term of the company will continue until 2028, unless sooner terminated as provided in the operating agreement.

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

The mortgage-lending business is highly competitive, and we compete with numerous established entities, some of which have more financial resources and experience in the mortgage lending business than our manager. We will encounter significant competition from banks, insurance companies, savings and loan associations, mortgage bankers, real estate investment trusts and other lenders with objectives similar in whole or in part to ours.

Regulations

We and RMC, which arranges and generally services our loans, are heavily regulated by laws governing lending practices at the federal, state and local levels. In addition, proposals for further regulation of the financial services industry continually are being introduced. The laws and regulations to which we and RMC are subject include rules and restrictions pertaining to:

•	real estate settlement procedures;

•	fair lending;

•	truth in lending;

•	federal and state loan disclosure requirements;

•	the establishment of maximum interest rates, finance charges and other charges;

•	loan-servicing procedures;

•	secured transactions and foreclosure proceedings; and

•	privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers.

Key federal and state laws, regulations, and rules affecting our business include the following:

•	Real Estate Settlement Procedures Act (“RESPA”).

RESPA is a federal law passed in 1974 with the purpose of establishing settlement procedures for consumer real estate purchase and refinance transactions on residential (1-4 unit) properties. It establishes rules relating to affiliated business relationships, escrow accounts for property taxes and hazard insurance and loan servicing, among other things. It prohibits unearned referral fees from being charged in a covered transaction. RESPA also governs the format of the Loan Estimate (LE) and the Closing Disclosure (CD) forms provided to consumers in real estate transactions.

•	Truth in Lending Act (“TILA”).

TILA is a federal law passed in 1968 for the purpose of regulating consumer financing. For real estate lenders, TILA requires, among other things, advance disclosure of certain loan terms, calculation of the costs of the loan as demonstrated through an annual percentage rate, and the right of a consumer in a refinance transaction on their primary residence to rescind their loan within three days following signing of the loan document.

•	Home Ownership and Equity Protection Act (“HOEPA”) and California Covered Loan Law.

HOEPA is a federal law passed in 1994 to provide additional disclosures for certain closed-end home mortgages. In 1995, the Federal Reserve Board issued final regulations governing “high-cost” closed-end home mortgages with interest rates and fees in excess of certain percentage or amount thresholds. These regulations primarily focus on additional disclosure with respect to the terms of the loan to the borrower, the timing of such disclosures, and the prohibition of certain loan terms, including balloon payments and negative amortization. Failure to comply with the regulations will render the loan rescindable for up to three years. Lenders can be held liable for attorneys’ fees, finance charges and fees paid by the borrower and certain other money damages. Similarly, in California, Financial Code Section 4970, et. seq., became effective in 2002. It provides for state regulation of “high-cost” consumer residential mortgage loans (also called “covered loans”) secured by liens on real property. Section 4970 defines covered loans as consumer loans in which the original principal balance of the loan does not exceed the most current conforming loan limit for a single-family first mortgage loan established by the Federal National Mortgage Association, with interest rates and/or fees exceeding one of the statutorily defined percentage or amount thresholds. The law prohibits certain lending practices with respect to high-cost loans, including the making of a loan without regard to the borrower’s income or obligations. When making such loans, lenders must provide borrowers with a consumer disclosure, and provide for an additional rescission period prior to closing the loan.

•	Mortgage Disclosure Improvement Act.

This federal law enacted in 2008, regulates the timing and delivery of loan disclosures for all mortgage loan transactions governed under RESPA.

•	Home Mortgage Disclosure Act.

This federal law enacted in 1975 provides for public access to information on a lender’s loan activity. It requires lenders to report to their federal regulator certain information about mortgage loan applications it receives, such as the race and gender of its customers, the disposition of the mortgage application, income of the borrowers and interest rate (i.e. APR) information. Amendments to HMDA have recently been issued which will become effective January 1, 2018. Under the amended regulation lenders will be required to report 40 additional data points on their loan applications, including borrower age and credit data, lender fees, debt-to-income ratios and loan-to-value ratios.

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

•	Graham-Leach-Bliley Act (aka Financial Services Modernization Act of 1999).

This federal act passed in 1999 requires all businesses that have access to consumers’ personal identification information to implement a plan providing for security measures to protect that information. As part of this program, we provide applicants and borrowers with a copy of our privacy policy.

•	Dodd-Frank Wall Street Reform and Consumer Protection Act.

This federal law passed in 2010 enhanced regulatory requirements on banking entities and other organizations considered significant to U.S. financial markets. The act also provides for reform of the asset-backed securitization market. We do not expect these particular regulatory changes will have a material direct effect on our business or operations.

The act also imposes significant new regulatory restrictions on the origination of residential mortgage loans, under sections concerning “Mortgage Reform and Anti-Predatory Lending.” For example, when a consumer loan is made, the lender is required to make a reasonable and good faith determination, based on verified and documented information concerning the consumer’s financial situation, whether the consumer has a reasonable ability to repay a residential mortgage loan before extending the loan. The act calls for regulations prohibiting a creditor from extending credit to a consumer secured by a high-cost mortgage without first receiving certification from an independent counselor approved by a government agency. The act also adds new provisions prohibiting balloon payments for defined high-cost mortgages. The act established the Consumer Finance Protection Bureau (CFPB), giving it regulatory authority over most federal consumer-lending laws, including those relating to residential mortgage lending. Many of the federal regulations governing mortgage lending have been significantly amended and expanded through the passage of the Dodd Frank Act.

•	The California Homeowner’s Bill of Rights (“HOBR”).

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

INVESTMENT RISKS

No Secondary Market For Units Exists	There is no established public trading and/or secondary market for the units and none is expected to develop. Accordingly, an investment in the company is less liquid than investments for which a public or secondary market for the units exists.

There Are Substantial Restrictions On The Transferability of Units	Units are not freely transferable at will, and they may not be acceptable by a lender as security for borrowing. Our operating agreement also imposes substantial restrictions upon a member’s ability to transfer units. In addition, the California Commissioner of Corporations imposes a restriction on sale or transfer, except to specified persons, because of the investor suitability standards that apply to a purchaser of units who is a resident of California. Units may not be sold or transferred without consent of the Commissioner, except to family members, other holders of units and us.

You Are Limited In Your Ability To Have Your Units Redeemed Under Our Unit Redemption Program

Our unit redemption program contains significant restrictions and limitations that limit a member’s ability to redeem units. Our operating agreement makes no provision for members to withdraw from the company or to obtain the return on their capital accounts for a one-year period from the date of the purchase of units. In addition, the number of units a member may redeem per quarter is subject to a maximum of the greater of 100,000 units or 25% of such member’s units outstanding. In addition, we will not, in any calendar year, redeem from all of our members a total of more than 5% (or in any calendar quarter, redeem more than 1.25%) of the weighted average number of all units outstanding during the 12-month period immediately prior to the date of the redemption.

Moreover, our manager reserves the right, in its sole discretion, at any time, to reject any request for redemption, or to suspend or terminate the acceptance of new redemption requests without prior notice, or to terminate, suspend or amend the unit redemption program upon 30-day notice.

We will fund redemptions solely from available company cash flow and will not establish a working capital reserve from which to fund redemptions. For this purpose, cash flow is considered to be available only after all current company expenses have been paid (including compensation to our manager), adequate provision has been made for payment of our current and future debt, and adequate provision has been made for the payment of all monthly cash distributions to members who do not reinvest distributions pursuant to our distribution reinvestment plan. Accordingly, we cannot guarantee that we will have sufficient funds to accommodate all redemption requests made in any given year.

There Is No Assurance You Will Receive Cash Distributions	Our manager will be paid and reimbursed by us for certain services performed for us and expenses paid on our behalf. We will bear all other expenses incurred in our operations. All of these fees and expenses are deducted from cash funds generated by our operations prior to computing the amount that is available for distribution to members. Our manager, in its discretion, may also retain a portion of cash funds generated from operations for working capital purposes. Accordingly, there is no assurance as to when or whether cash will be available for distributions.

We May Need To Defer Or Reduce Distributions. Distributions May Reduce Our Members Overall Return If We Pay Distributions From Sources Other Than Cash Flow From Operating Activities	In the event we do not have enough cash flow from operating activities to fund our distributions, we may need to defer or reduce distributions or fund distributions from cash on hand, which may include proceeds from the sale of the units and loan repayments from borrowers. From 2011 to 2014, we did not generate enough cash flow from operating activities to fully fund distributions. Therefore, some of those distributions were paid from sources other than cash flow from operating activities. Distributions in excess of our cash flow from operating activities have been funded from cash on hand, which can include proceeds from offerings, loan repayments from borrowers, and borrowings, if any.

You Will Have No Control Over Our Operations, Including The Loans We Make; You Must Rely On The Judgment Of Our Manager In Making Loans	Members have no right or power to take part in our management. All decisions with respect to our management will be made exclusively by our manager. Our success will, to a large extent, depend on the judgment of our manager as it relates to lending decisions.

Our Manager Has Provided Significant Financial Support That Improved Net Income	Our manager has provided significant financial support that improved net income, and the return to investors. At times the manager, at its sole discretion, has waived fees, elected not to request reimbursement for certain operating expenses, absorbed professional fees, and provided a supplementary contribution to offset the cumulative difference between net income and distributions to members for all periods through December 31, 2014. There is no assurance our manager will provide support in the future.

Our Manager, Who Is Not Independent, May Participate In Transactions Where There Is A Potential Conflict Of Interest. We Have No Independent Board, Committees Or Any Audit Or Compensation Committees To Provide Certain Protections

We are managed by our manager who has various conflicts of interest in connection with its management of us. We do not have a board of directors or any independent directors. In addition, we are not subject to certain of the corporate governance rules under the federal securities laws or under rules established by the national securities exchanges because our units are not registered for trading. Among other things, these rules relate to independent director standards, audit and compensation committees standards and the use of an audit committee financial expert. Accordingly, our members will not receive the protections these rules and standards were enacted to provide, such as protections against interested director transactions, conflicts of interest and similar matters.

We do not have an audit or compensation committee. As a result, members will have to rely on our manager, which is not independent, to perform these functions. Thus, there is a potential conflict in that our manager, which is engaged in management, will participate in decisions concerning management compensation and audit issues that may affect management performance.

Your Ability To Recover Your Investment On Dissolution And Termination Will Be Limited	In the event of our dissolution or termination, the proceeds realized from the liquidation of assets, if any, will be distributed to the members only after the satisfaction of claims of creditors. Accordingly, your ability to recover all or any portion of your investment under such circumstances will depend on the amount of funds so realized and claims to be satisfied from those proceeds. Additionally, if you have elected to reinvest your distributions into additional units through your participation in our distribution reinvestment plan, you could lose such reinvested distributions in addition to the amount of your initial investment.

Our Manager May Purchase Units Which Generally Will Give Our Manager The Same Rights As Members	Our manager, in its discretion, may purchase units for its own account. Upon any such purchases of units, our manager will have the same rights as other members in respect of the units owned by them, including the right to vote on matters subject to the vote of members, subject to certain exceptions.

Our Interests In Our Properties May Not Be Insured Against Certain Kinds Of Losses	We will require comprehensive insurance, including fire and extended coverage, which is customarily obtained for or by a lender, on properties in which we acquire a security interest. Generally, such insurance will be obtained by and at the cost of the borrower. However, there are certain types of losses (generally of a catastrophic nature, such as civil disturbances or terrorism and acts of God such as earthquakes, floods and land or mud slides) which are either uninsurable or not economically insurable. Should such a disaster occur to, or cause the full or partial destruction of, any property serving as collateral for a loan, we could lose both our invested capital and anticipated profits from such investment. In addition, on certain real estate owned by us as a result of foreclosure, we may require homeowner’s liability insurance. However, insurance may not be available for theft, terrorism, vandalism, land or mud slides, hazardous substances or earthquakes on such real estate owned and losses may result from destruction or vandalism of the property which would adversely affect our profitability.

Downturns In The Economy And Real Estate Market In The San Francisco Bay Area Or On A Regional Or National Scale Could Adversely Affect Our Business

We expect that a significant majority of our loans will be secured by properties located in nine counties that comprise the San Francisco Bay Area (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, Marin, Napa, Solano and Sonoma). As of December 31, 2015, 55% of our loans were secured by properties located in the San Francisco Bay Area. Our anticipated concentration of loans in the San Francisco Bay Area exposes us to greater risk of loss if the economy in the San Francisco Bay Area weakens than would be the case if our loans were spread throughout California or the U.S. The San Francisco Bay Area economy and/or real estate market conditions could be weakened by:

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

Events and/or conditions such as general economic downturns, recessions, depressions, dramatic changes in interest rates and periods of illiquidity can disrupt expected cash returns from mortgage lending. These types of events are difficult to predict and can occur unexpectedly. If the economy were to weaken, it is possible that there would be more property available for sale, values would fall and lending opportunities would decrease. In addition, a weak economy and increased unemployment could adversely affect borrowers, resulting in an increase in the number of loans in default.

Should a significant economic deterioration occur in the San Francisco Bay Area or on a more wide scale basis, regionally or nationally, we could suffer increases in loan delinquencies and declines in cash flows as was experienced by mortgage lenders in general during the period of financial crisis which began in 2009.

You Will Be Bound By The Actions Taken By The Majority Voting Power

Subject to certain limitations, members holding a majority of units may vote to, among other things:

•      dissolve and terminate the company;

•      amend the operating agreement, subject to certain limitations;

•      approve or disapprove the sale of all or substantially all of our assets; and

•      remove or replace one or all of our managers or elect additional or new managers.

A member who does not vote with the majority in interest of the other members will nonetheless will be bound by the majority vote.

If Payments Are Not Made On The Formation Loan Under Certain Circumstances, Such As Our Manager’s Removal, It May Reduce Your Rate Of Return Or Affect Our Access To Capital To Fund New Loans

We have and will continue to advance to our manager funds in an amount equal to the B/D sales commissions for our units and premiums paid to investors in connection with unsolicited sales of our units. The principal balance of the formation loan will increase as additional sales of units are made. The formation loan is an unsecured loan that will not bear interest and will be repaid in annual installments.

A portion of the amount we receive from redeeming members as early redemption penalties may first be applied to reduce the principal balance of the formation loan. This will have the effect of reducing the amount owed by our manager to us. If our manager is removed as a manager by the vote of a majority in interest of the members and a successor or additional manager begins using any other loan brokerage firm for the placement of loans or loan servicing, our manager will be immediately released from any further payment obligation under the formation loan. If the manager is removed, no other manager is elected, the company is liquidated or our manager is no longer receiving payments for services rendered, we will forgive the debt on the formation loan and our manager will be immediately released from any further obligations under the formation loan.

In addition, in the unlikely event that our manager suspends formation loan payments for a period of time, then as a result of such suspended payments we would have less capital to invest in loans during that period, which could adversely affect our profitability.

Upon Liquidation, You May Experience Delays In Receiving Distributions Or May Not Receive Any Distributions	Under our operating agreement, we will continue to operate until October 8, 2028, unless our term is extended by the vote of a majority in interest of the members. We do not currently intend to cease operations prior to the end of our term. We could be dissolved and terminated earlier by operation of law or upon the occurrence of various events described in our operating agreement. Upon our dissolution, our manager will seek to promptly liquidate our assets for the best price reasonably obtainable, to use any proceeds to satisfy our debts and to distribute any remaining proceeds to our members and manager in accordance with the terms of our operating agreement. Our manager may not be successful in liquidating us regardless of whether it occurs on our anticipated termination date or on an earlier dissolution date. Delays in liquidation could arise due to market conditions and other factors beyond the control of our manager. In the event we are unable to liquidate on or prior to the end of our anticipated term, you and other members may not receive distributions of remaining proceeds, if any, in a timely manner or at all.

We Cannot Precisely Determine Compensation To Be Paid To Our Manager That May Not Be Commensurate With Your Rate Of Return	Our manager is unable to predict the amounts of its compensation to be paid to it. Any such prediction would necessarily involve assumptions of future events and operating results which cannot be made at this time. As a result, there is a risk that members will not have the opportunity to judge ahead of time whether the compensation realized by our manager is commensurate with the return generated by the loans.

Payment Of Fees To Our Manager Will Reduce Cash Available For Investment And Distribution	Our manager performs services for us in connection with the offer and sale of our units, the selection and acquisition of our investments and the administration of our investments. It is paid substantial fees for these services, which will reduce the amount of cash available for investment in loans or distribution to members.

Insufficient Working Capital Reserves May Require Borrowings Or Liquidating Our Loans Which, If Not Possible, May Adversely Affect Us	We intend to maintain a working capital reserve to meet our obligations, including our carrying costs and operating expenses. Our manager believes such reserves are reasonably sufficient for our contingencies. If for any reason those reserves are insufficient, we will have to borrow the required funds or liquidate some or all of our loans. In the event our manager deems it necessary to borrow funds, such borrowings may not be on acceptable terms or even available to us which could materially adversely affect our business.

We May Be Required To Forego More Favorable Investments To Avoid Regulation Under Investment Company Act Of 1940	Our manager intends to conduct our operations so that we will not be subject to regulation under the Investment Company Act of 1940. Among other things, our manager will monitor the proportions of our funds which are placed in various investments and the form of such investments so that we do not come within the definition of an investment company under such law. As a result, we may have to forego certain investments which would produce a more favorable return.

Conflicts Or Limitations May Arise As A Result Of Our Manager’s Legal And Financial Obligations To Other Mortgage Programs	Our manager and its affiliates are currently involved with three active mortgage programs with investment objectives similar to ours. Our manager may also organize other mortgage programs in the future with investment objectives similar to ours. Our manager has legal and financial obligations with respect to these other mortgage programs that are similar to its obligations with respect to us. These obligations may at times conflict or require our manager to limit the resources allocated to us and these other programs.

Conflicts May Arise From Our Manager’s Allocation Of Time Between Us And Others And Loan Brokerage Services	Our manager has conflicts of interest in allocating the time of its personnel between us and other activities in which it is involved. Our manager also provides loan brokerage services to investors other than us. Since our manager originates loans or arranges for the purchase of loans for our loan portfolio, a conflict of interest may exist as to the loans our manager allocates to us and to other mortgage programs it manages or investors with which it is affiliated at such time.

Conflicts May Arise If We Participate In Loans With Other Programs Organized By Our Manager	In certain limited circumstances and subject to compliance with applicable regulations or guidelines, we may participate in loans with other programs organized by our manager, where we purchase a fractional undivided interest in a loan. Our portion of the total loan may be smaller or greater than the portion of the loan made by the other programs. You should be aware that participating in loans with other programs organized by our manager could result in a conflict of interest between us and our manager as well as between us and such other programs, in the event that the borrower defaults on the loan and our manager protects the interests of other programs, which it has organized, in the loan and in the underlying security.

The Amount Of Loan Brokerage Commissions And Other Compensation Of Our Manager May Adversely Affect The Rate Of Return To You	None of the compensation payable to our manager was determined by arm’s-length negotiations. We anticipate that the loan brokerage commissions charged to borrowers by our manager will average approximately 1.5% to 4.0% of the principal amount of each loan, but may be higher or lower depending upon market conditions. Any increase in the loan brokerage commission charged on loans may have a direct, adverse effect on the interest rates we charge on loans and thus the overall rate of return to you. This conflict of interest will exist in connection with every loan transaction, and you must rely upon the fiduciary duties of our manager to protect your interests.

If Our Manager Loses Or Is Unable To Maintain Key Personnel, Our Ability To Implement Our Strategic Plans Could Be Impaired	We depend on the diligence, experience and skills of certain executive officers and other key personnel of our manager, for the selection, acquisition, structuring and monitoring of our lending and investment activities. These individuals are not bound by employment agreements with the manager or with us. If any of our manager’s key personnel were to cease their employment with the manager or its affiliates, our operating results could suffer. We also believe that our future success depends, in large part, upon the ability of our manager or its affiliates to hire and retain highly skilled managerial, operational and marketing personnel. We cannot assure you that it will be successful in attracting and retaining such personnel. The loss of key personnel and the inability of our manager to hire any key person could harm our business, financial condition, cash flow and results of operations.

MORTGAGE LENDING AND REAL ESTATE RISKS

The Amounts Of Loans In Which We Invest Will Be Limited By The Proceeds We Receive From The Sale Of Units	The ongoing offering of units is being made on a “best efforts” basis, which means the broker-dealers participating in the offering are only required to use their best efforts to sell our units and have no firm commitment or obligation to purchase any of the units. If we sell fewer units and thus have fewer proceeds, we will originate and acquire fewer loans which may result in less diversification in terms of the number of properties financed. In such event, the likelihood of our profitability being affected by the performance of any one of our investments may increase. In addition, our fixed operating expenses as a percentage of gross income would be higher, and the amount of distributions could be adversely affected.

A Weak Economy Or Real Estate Market Could Adversely Affect Us And Your Rate Of Return	Our manager receives referrals from a variety of sources but will only originate or arrange loans that satisfy our investment criteria. The ability to find suitable loans is more difficult when the economy is weaker and there is less activity in the real estate market. For example, in the recent past the residential and commercial real estate markets in the San Francisco Bay Area experienced a significant downturn in investment and purchase activity in the market and less demand for mortgage loans. From time to time a similar decline in demand for loans may occur, and we may be unable to find a sufficient number of suitable loans, which could leave us with excess cash. In such event, we will make short-term, interim investments in government obligations, certificates of deposit, money market or other liquid-asset accounts, with the offering proceeds pending investment in suitable loans. Interest returns on these investments are usually lower than on mortgage loans, which would reduce our profits and return to members.

If Borrowers Default, And/Or Economic Circumstances Increase Defaults, We May Have To Foreclose On The Underlying Property. Foreclosure Proceedings And Other Matters May Slow Our Collection Efforts And Delay Ultimate Satisfaction Of The Loan.

We are engaged in the business of lending and, as such, we are subject to the risk that borrowers may be unable to repay the loans we have made to them in accordance with the terms of the loan agreement. Our loans are not insured by the Federal Housing Administration or guaranteed by the Veterans Administration or otherwise guaranteed or insured by a government agency. Our loans require monthly interest-only payments or monthly payments of interest and principal. This means:

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

•      Recently enacted consumer protection laws, both Federal and in California, impose additional notice and disclosure requirements on lenders which may slow or limit a lender’s ability to exercise remedies against residential real property collateral (principally 1-4 units), including rights to sell the property in a foreclosure sale and certain rights of tenants residing in the properties. Additional federal and state legislation may be proposed in the future which, if enacted, may further limit a lender’s ability to exercise remedies against residential real property collateral following a borrower’s default in the performance of its loan obligations.

In addition, any litigation instituted by a defaulting borrower or the operation of the federal bankruptcy laws may have the effect of delaying enforcement of the lien on a defaulted loan and may in certain circumstances reduce the amount realizable from the sale of a foreclosed property. A “lien” is a charge against the property of which the holder may cause the property to be sold and use the proceeds in satisfaction of the lien. In the event our right to foreclose is contested, the legal proceedings necessary to resolve the issue can be time-consuming. A judicial foreclosure may be subject to most of the delays and expenses of other litigation, sometimes requiring up to several years to complete.

Some Of Our Loans Require A Large Balloon Payment Of Principal At Maturity	Some loans are structured to provide for relatively small monthly payments, typically interest-only, with a large “balloon” payment of principal due at the end of the term. These borrowers may be unable to repay such loans at maturity out of their own funds and may be compelled to refinance or sell their property.

Our Entry Into Workout Agreements With Delinquent Borrowers Could Lead To A Loss Of Revenue	In the event we enter into workout agreements, we may experience a loss of revenue, which could adversely affect our profitability and the returns to our members. For example, we may periodically enter into workout agreements with borrowers who are past maturity or delinquent in their regular payments. Typically, a workout allows the borrower to extend the due date of the balloon payment and/or defer past-due payments, often while continuing to make current monthly payments, which allows the borrower time to seek alternative means of paying the loan in full.

We Rely On Appraisals To Determine The Fair Market Value (FMV) Of The Underlying Property Securing Our Loans. These Appraisals May Be Inaccurate Or Not Reflect Subsequent Events Affecting FMV Which Could Increase Our Risk Of Loss	We will rely on appraisals prepared by unrelated third parties to determine the fair market value of real property used to secure our loans. We rely on such appraisals for, among other matters, determining our loan-to-value ratio (LTV). In the case of a loan made in connection with a pending property purchase, an appraisal may, for various reasons, reflect a higher or lower value than the purchase amount; we may nevertheless base our LTV on the appraised value, rather than on such purchase amount. We cannot guarantee that such appraisals will, in any or all cases, be accurate or that the appraisals will reflect the actual amount buyers will pay for the property. If an appraisal is not accurate, our loan may not be as secure as we anticipated. In the event of foreclosure, we may not be able to recover our entire investment. Additionally, since an appraisal fixes the value of real property at a given point in time, subsequent events could adversely affect the value of the real property used to secure a loan. For example, if the value of the property declines to a value below the amount of the loan, the loan could become under-collateralized. This would result in a risk of loss for us if the borrower defaults on the loan.

Our Emphasis On The Collateral Value Of The Real Estate Securing Our Loans May Result In Increased Delinquencies	Our focus on asset-based lending may result in increased borrower delinquencies as compared to other lenders who place greater emphasis on other underwriting factors. For loans secured by real property other than owner-occupied personal residences, our lending decision is based primarily on a determination that the value of the real property is sufficient, in and of itself, as a source of repayment. Other considerations such as the cash flow and the income generated by the real property that is to secure the loan and the general creditworthiness, experience and reputation of the borrower are secondary considerations. For any loan, the amount of the loan combined with the outstanding debt and claims secured by a senior deed of trust on the real property generally will not exceed a specified percentage of the appraised value of the property as determined by an independent written appraisal at the time the loan is made. The LTV generally will not exceed 80% for residential properties (including multi-family), 75% for commercial properties, and 50% for land. The excess of the value of the collateral securing the loan over our debt and any senior debt owing on the property is the “protective equity.” Significant declines in real estate values may reduce the protective equity provided by the collateral securing our outstanding loans, and were we to foreclose on loans with respect to properties that have declined in value, we may ultimately recover less than the amount of such loans.

We May Provide Loans To Borrowers Who Are In Default Under Other Of Their Obligations, Which May Increase The Risk They Will Default On Our Loans	The cash flow and the income generated by the real property that is to secure the loan are factors affecting our decision to make a particular loan, as are the general creditworthiness, experience and reputation of the borrower. For loans secured by real property, other than owner-occupied personal residences, those considerations are subordinate to a determination that the value of the real property is sufficient, in and of itself, as a source of repayment. Accordingly, loans may be made to borrowers who are in default under other of their obligations (e.g., to consolidate their debts) or who do not have sources of income that would be sufficient to qualify for loans from other lenders such as banks or savings and loan associations. There is a greater risk that such borrowers will default under loans we make to them.

Competition With Other Mortgage Lenders For Loans Could Lead To Lower Yields And Fewer Lending Opportunities	Increased competition for mortgage loans could lead to reduced yields and fewer investment opportunities. The mortgage lending business is highly competitive, and we compete with numerous established entities, some of which have more financial resources and experience in the mortgage lending business than our manager. We encounter significant competition from banks, insurance companies, savings and loan associations, mortgage bankers, real estate investment trusts and other lenders with objectives similar in whole or in part to ours.

Some Of Our Loans Are Junior In Priority To First And Second Liens That May Make It More Difficult And Costly To Protect Our Junior Security Interest

We anticipate that our loans will eventually be diversified as to priority approximately as follows:

•      first mortgages – 40 to 60%;

•      second mortgages (junior to first mortgages) – 40-60%; and

•      third mortgages (junior to other two mortgages) – 0-10%.

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

We May Make Construction Loans Which May Subject Us To Greater Risks	Construction loans are those loans made to borrowers constructing entirely new structures or dwellings, whether residential, commercial or multi-family properties. We may make construction loans up to a maximum of 10% of our then gross offering proceeds. Investing in construction loans subjects us to greater risk than loans related to properties with operating histories. If we foreclose on property under construction, construction generally will have to be completed before the property can begin to generate an income stream or be sold. We may not have adequate cash reserves on hand with respect to junior encumbrances and/or construction loans at all times to protect our security. If we have inadequate cash reserves, we could suffer a loss of our investment. Additionally, we may be required to obtain permanent financing of the property in addition to the construction loan which could involve the payment of significant fees and additional cash obligations for us. As of December 31, 2015, we did not have any construction loans.

We May Make Rehabilitation Loans Which May Subject Us To Greater Risks	In addition to construction loans, we may make “rehabilitation loans.” Rehabilitation loans are those loans made to borrowers remodeling, adding to and/or rehabilitating existing structures or dwellings, whether residential, commercial or multi-family properties. Investing in rehabilitation loans subjects us to greater risk than standard acquisition loans for properties. We may make rehabilitation loans up to a maximum of 15% of our total loan portfolio. If we foreclose on a property undergoing remodeling or rehabilitation, such remodeling or rehabilitation generally will have to be completed before the property can realize the anticipated increase in value from such remodeling or rehabilitation. We may not have adequate cash reserves on hand with respect to junior encumbrances and/or rehabilitation loans at all times to protect our security. If we have inadequate cash reserves, we could suffer a loss of our investment. Additionally, we may be required to obtain permanent financing of the property in addition to the rehabilitation loan, which could involve the payment of significant fees and additional cash obligations for us. As of December 31, 2015, we did not have any rehabilitation loans.

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

•      We will be required to oversee and control operating expenses of the property.

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

•      Any type of development and construction is subject to delays and cost overruns.

•      There can be no guarantee that upon completion of the development that we will be able to sell the property or realize a profit from the sale.

•      Economic factors and real estate market conditions could adversely affect the value of the property.

Bankruptcy And Legal Limitations On Personal Judgments May Affect Our Ability To Enforce The Loans And Increase Our Costs	Any borrower has the ability to delay a foreclosure sale by us for a period ranging from several months to several years or more by filing a petition in bankruptcy. The filing of a petition in bankruptcy automatically stops or “stays” any actions to enforce the terms of the loan. The length of this delay and the costs associated with it will generally have an adverse impact on our profitability. We also may not be able to obtain a personal judgment against a borrower.

If We Make High-Cost Mortgage Loans, We Will Be Required To Comply With Additional Federal And State Regulations And Our Non-Compliance Could Adversely Affect Us

Although we anticipate making relatively few loans that would qualify as “high-cost mortgages,” as defined by regulations, the failure to comply with these regulations could adversely affect us. Section 1026.32 of Regulation Z defines a “high-cost mortgage” as any consumer loan secured by a primary residence where either (i) the annual percentage rate (“APR”), measured as of the date the rate is set, exceeds the average prime offer rate (“APOR”) for a comparable transaction on that date by more than 6.5% on a first mortgage or 8.5% on a junior mortgage; or (ii) the total fees payable by the consumer exceed 5% for a loan of more than or equal to $20,000, or 8.5% or $1,000 (whichever is less) on a loan of less than $20,000. The high-cost mortgage regulations primarily focus on:

•      additional disclosure requirements with respect to the terms of the loan to the borrower;

•      the timing of such disclosures; and

•      the prohibition of certain terms in the loan including balloon payments and negative amortization.

The failure to comply with the regulations, even if the failure was unintended, will render the loan rescindable for up to three years. If the loan is recinded, interest and fees paid by the borrower must be refunded by the lender. The lender could also be held liable for attorneys’ fees, finance charges and fees paid by the borrower and certain other money damages.

In addition, under California law consumer loans secured by liens on primary residences in amounts less than the Fannie Mae/Freddie Mac conforming loan limit are considered to be “high-cost loans” if they have (i) an annual percentage rate at least 8% above the interest rate on U.S. Treasury securities of a comparable maturity, or (ii) points and fees in excess of 6% of the loan amount, exclusive of the points and fees. While it is unlikely that we would make many high-cost loans, the failure to comply with California law regarding such loans could have significant adverse effects on us. The law prohibits certain lending practices with respect to high-cost loans, including the making of a loan without regard to the borrower’s income or obligations. When making such loans, lenders must provide borrowers with a consumer disclosure, and provide for an additional rescission period prior to closing the loan. The reckless or willful failure to comply with any provision of this law, including the mandatory disclosure provisions, could result in, among other penalties, the imposition of administrative penalties of $25,000, loss or suspension of the offending broker’s license, as well as exposure to civil liability to the consumer/borrower (including the imposition of actual and punitive damages).

We Operate In A Highly Regulated Industry And Compliance With Regulations Could Increase Our Costs And Lower Your Return	The mortgage business has traditionally been highly regulated. The costs of complying with these regulations could adversely affect our profitability, and violations of these regulations could materially adversely affect our business and financial results. For example, the company’s lending activity is subject to regulations promulgated by the Consumer Finance Protection Bureau (“CFPB”), and further, the company may be subject to examination by the CFPB, as well as the California Bureau of Real Estate and the California Department of Business Oversight. Such examinations, as well as regulations that may be issued in the future, could ultimately increase our administrative burdens and our costs and could adversely affect the return to our members.

Since We Are Not Regulated As A Bank, Our Members And Borrowers May Have Fewer Protections

Although we are engaged in mortgage lending, we and our affiliates are not banks and, accordingly, are not generally subject to the federal and state banking regulations, policies and oversight applicable to banks. For example, banks are subject to federal regulation and examination by the Federal Deposit Insurance Corporation, which insures bank deposits up to applicable limits. The operations of banks are also subject to the regulation and oversight of the Federal Reserve Board and state banking regulators. Banks are required to maintain a minimum level of regulatory capital in accordance with stringent guidelines established by federal law. Federal and state banking agencies also regulate the lending practices, capital structure, investment practices and dividend policy of banks, among other things.

Because we and our affiliates are generally not subject to the capital requirements and other regulations and oversight applicable to banks, our members and borrowers may not have the same level of protections and safeguards afforded to owners and customers of banks.

Larger Loans Or Concentration Of Loans In One Borrower May Result In Less Diversity And May Increase Risk

Investing in fewer, larger loans generally decreases diversification of the portfolio and may increase the risk of credit losses and the possible resultant reduction in profits and yield to our members. However, since larger loans generally will carry a somewhat higher interest rate, our manager may determine, from time to time, that a relatively larger loan is advisable for us. Our maximum investment in a loan will not exceed 10% of our then total gross offering proceeds.

We may invest in multiple secured loans that share a common borrower or principle. The aggregate of our loans, however, to any one borrower may not exceed 10% of the then total gross offering proceeds. The more concentrated our portfolio is with one or a few borrowers, the greater the credit risk we face.

Use Of Borrowed Money To Fund Loans May Reduce Our Profitability	We are permitted to borrow funds for the purpose of making loans, for increased liquidity, to reduce cash reserve needs or for any other proper purpose on any terms commercially available. We may assign all or a portion of our loan portfolio and/or all or a portion of real estate that we own as security for such loans. Our manager may not leverage more than, and our total indebtedness may not at any time exceed, 50% of members’ capital.

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

Changes In Interest Rates May Affect Your Return On Your Investment

We expect that our loans will typically have fixed rates and the majority of our loans will be for terms of one to five years. Consequently, due to the terms of our loans, if interest rates rapidly increase, such interest rates may exceed the average interest rate earned by our loan portfolio. If prevailing interest rates rise above the average interest rate being earned by our loan portfolio, a member may be unable to quickly sell its units, as they are an illiquid investment, in order to take advantage of higher returns available from other investments. In addition, an increase in interest rates accompanied by a tight supply of mortgage funds may make refinancing by borrowers with balloon payments difficult or impossible. This is true regardless of the market value of the underlying property at the time such balloon payments are due. In such event, the property may be foreclosed upon.

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

Marshaling Of Assets Could Delay Or Reduce Recovery Of Loans	As security for a single loan, we may require a borrower to execute deeds of trust on other properties owned by the borrower in addition to the property the borrower is purchasing or refinancing. In the event of a default by the borrower, we may be required to “marshal” the assets of the borrower. Marshaling is an equitable doctrine used to protect a junior lienholder with a security interest in a single property from being “squeezed out” by a senior lienholder, such as us, with a security interest not only in the property, but in one or more additional properties. Accordingly, if another creditor of the borrower forced us to marshal the borrower’s assets, foreclosure and eventual recovery of the loan could be delayed or reduced, and our costs associated therewith could be increased because we are required to seek recourse in the borrower’s other assets for payment on the loan.

We May Face Potential Liability For Toxic Or Hazardous Substances As A Result Of Our Lending Activities Or As A Result Of Foreclosure On Properties That Secure Loans We Make

If we take an equity interest in, management control of, or foreclose on any of the loans, we may be considered the owner of the real property securing such loans. Under current federal and state law, the owner of real property contaminated with toxic or hazardous substances (including a mortgage lender that has acquired title through foreclosure) may be liable for all costs associated with any remedial action necessary to bring the property into compliance with applicable environmental laws and regulations. This liability may arise regardless of who caused the contamination or when it was caused. In the event of any environmental contamination, there can be no assurance that we would not incur full recourse liability for the entire cost of any such removal and cleanup, even if we did not know about or participate in the contamination. Full recourse liability means that any of our property, including the contaminated property, could be sold in order to pay the costs of cleanup in excess of the value of the property at which such contamination occurred.

In addition, we could incur liability to tenants and other users of the affected property, or users of neighboring property, including liability for consequential damages. Consequential damages are damages that are a consequence of the contamination but are not costs required to clean up the contamination, such as lost profits of a business. We would also be exposed to risk of lost revenues during any cleanup and to the risk of lower lease rates or decreased occupancy if the existence of such substances or sources on the property becomes known.

If we fail to remove the substances or sources and clean up the property, federal, state, or local environmental agencies could perform such removal and cleanup. Such agencies would impose and subsequently foreclose liens on the property for the cost thereof. We may find it difficult or impossible to sell the property prior to or following any such cleanup. If such substances are discovered after we sell the property, we could be liable to the purchaser thereof if our manager knew or had reason to know that such substances or sources existed. In such case, we could also be subject to the costs described above.

If we are required to incur such costs or satisfy such liabilities, this could have a material adverse effect on our profitability. Additionally, if a borrower is required to incur such costs or satisfy such liabilities, this could result in the borrower’s inability to repay its loan from us.

TAX RISKS

We Intend To Be Treated As A Partnership For Federal Income Tax Purposes But No Assurance Can Be Given That We Would Not Face A Challenge To Such Characterization	We intend to be treated as a partnership (other than a publicly traded partnership) for federal income tax purposes and not as a corporation. However, we have neither sought nor received a ruling from the Internal Revenue Service (“IRS”) that we will be treated as a partnership (other than a publicly traded partnership) and not as a corporation. Thus, there is no assurance we will not be treated as a corporation. If the IRS were to contend successfully that we are subject to corporate tax treatment, this would result in entity-level income tax to us. In that event, our members would not be taxed on a pass-through basis on their respective shares of our income (or loss) and would be taxed on distributions made by us if received from a corporation. Corporate treatment could have a substantial adverse effect on the value of our units.

Your Ability To Offset Income With Our Losses May Be Limited	We are engaged in mortgage lending. We take the position that we are engaged in the active conduct of equity-financed lending. Under the applicable Treasury regulations, each member is required to report separately on his income tax return his distributive share of our income as nonpassive income. Each member’s distributive share of our losses, if any, will be reported as passive losses. Passive losses may be used to offset passive income. To the extent that passive losses do not offset passive income, they may be carried forward to offset passive income in future years. It is possible, however, that the IRS could assert that our income is properly treated as portfolio income for purposes of those limitations. Such treatment is subject to the interpretation of complex Treasury regulations, and is dependent upon a number of factors, such as whether we are engaged in a trade or business, the extent to which we incur liabilities in connection with our activities, and the proper matching of the allocable expenses incurred in the production of income. There can be no assurance that an IRS challenge to our characterization of our income will not succeed. It also is possible that members may be subject to other limitations on the deductibility of our expenses and losses.

Your Tax Liability May Exceed The Cash You Receive	A member’s tax liabilities associated with an investment in the units for a given year may exceed the amount of cash we distribute to such member during such year. A member will be taxed on its allocable share of our taxable income whether or not it actually receives cash distributions from us. A member’s taxable income could exceed cash distributions it received, for example, if a member elects to reinvest into additional units the cash distributions it would otherwise have received. Taxable income in excess of cash distributions also could result if we were to generate so-called “phantom income” (taxable income without an associated receipt of cash). Phantom income could be recognized from a number of sources, including, without limitation, any established loan loss reserves or fluctuation thereof, repayment of principal on loans incurred by the company as well as imputed income due to original issue discount, market discount, imputed interest and significant modifications to existing loans.

We Expect To Generate Unrelated Business Taxable Income	Tax-exempt investors (such as an employee pension benefit plan or an IRA) may be subject to tax to the extent that income from the units is treated as unrelated business taxable income, or UBTI. We borrow funds on a limited basis, which can cause a portion of our income to be treated as UBTI. We may also receive income from services rendered in connection with making or securing loans, which is likely to constitute UBTI. In addition, although we do not currently intend to own and lease personal property, it is possible we may do so as a result of a foreclosure upon a default. Although we use reasonable efforts to prevent any borrowings and leases of personal property from causing any significant amount of income from the units to be treated as UBTI, we expect that some portion of our income will be UBTI. Prospective investors that are tax-exempt entities are urged to consult their own tax advisors regarding the suitability of an investment in units. In particular, an investment in units may not be suitable for charitable remainder trusts.

Tax Audits Could Result In Adjustments To Your Tax Returns	The IRS and state tax authorities could challenge certain federal and state income tax positions, respectively, taken by us if we are audited. Any adjustment to our return resulting from an audit by a tax authority would result in adjustments to a member’s tax returns and might result in an examination of items in such returns unrelated to your investment in the units or an examination of tax returns for prior or later years. Moreover, we and our members could incur substantial legal and accounting costs in contesting any challenge by a tax authority, regardless of the outcome. Our manager generally will have the authority and power to act for, and bind the company in connection with, any such audit or adjustment for administrative or judicial proceedings in connection therewith.

You May Be Subject To State And Local Tax Laws	The state in which a member resides may impose an income tax upon its share of our taxable income. Furthermore, states such as California, in which we will own property, generally impose income tax upon a member’s share of the company’s taxable income considered allocable to such states, whether or not a member resides in that state. As a result, a nonresident member may be required to file a tax return in California and any other such state. Differences may exist between federal income tax laws and state and local income tax laws. We may be required to withhold state taxes from distributions to members in certain instances.

The IRS May Argue That Our Allocations To You May Not Have Substantial Economic Effect	For U.S. federal income tax purposes, allocations to a member of our items of income, gain, loss, deduction and credit will be governed by our operating agreement if such allocations have “substantial economic effect.” Because our operating agreement generally allocates profits and losses (and taxable items) in the same manner as cash distributions are made, we believe these allocations should be respected. However, there can be no assurance that the IRS will not challenge the allocations and will not attempt to reallocate profits and losses (and taxable items) among the members. Any successful challenge by the IRS to such allocations could have a material adverse effect on an investment in our units.

Changes In Tax Laws Could Have An Adverse Effect On Your Investment	Changes in federal, state or local tax law could have an adverse effect on the rate of return on an investment in our units or on the market value of our assets.

Item 1B – Unresolved Staff Comments

Because the company is not an accelerated filer, a large accelerated filer or a well-known seasoned issuer, the information required by Item 1B is not applicable.

Item 2 – Properties

The company owns no property, and has not since its inception.

Item 3 – Legal Proceedings

In the normal course of its business, the company may become involved in legal proceedings (such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc.) to collect the debt owed under the promissory notes, to enforce the provisions of the deeds of trust, to protect its interest in the real property subject to the deeds of trust and to resolve disputes with borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the net income or balance sheet of the company. As of the date hereof, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

Item 4 – Mine Safety Disclosures

Not Applicable.

Part II

Item 5 – Market for the Registrant’s Units, Related Unitholder Matters and Issuer Purchases of Equity Securities

There is no established public trading and/or secondary market for the units and none is expected to develop. There are substantial restrictions on transferability of units. In order to provide liquidity to members, we have adopted a unit redemption program, whereby beginning one year from the date of purchase of the units, a member may redeem all or part of their units, subject to certain limitations.

Recent sales of unregistered securities

All sales of securities by the company within the past three years were registered under the Securities Act of 1933.

Ongoing public offerings of units/ SEC registrations

In December, 2012, the company’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (SEC File No. 333-181953) to offer up to 150,000,000 units ($150,000,000) to the public and 37,500,000 units ($37,500,000) to its members pursuant to the DRIP became effective. The 2012 filing enabled us to continue the offer to sell units that commenced in an initial public offering with the filing of a Registration Statement on Form S-11 in June 2008 (SEC File No. 333-155428). The offering of units is ongoing and was extended by filing a new, third registration statement on Form S-11 (SEC File No. 333-208315) in December 2015. The current offering continues until the earlier of either the effective date of the third registration statement, or 180 days after December 4, 2015. When the third registration statement is declared effective, the offering will continue for up to three (3) years thereafter.

The following summarizes the proceeds from sales of units, from inception (October 5, 2009) through December 31, 2015.

	Proceeds
Gross proceeds admitted from investors	$30,144,013
From electing members under our distribution reinvestment plan	2,879,166
From premiums paid by RMC	148,904	(1)

Total proceeds from unit sales	$33,172,083

Number of investment accounts as of December 31, 2015	720

(1)	If a member acquired units through an unsolicited sale, the member’s capital account is credited with their capital contribution plus a premium paid by RMC equal to the amount of the sales commissions that otherwise would have been paid to a broker-dealer by RMC. This amount is reported in the year paid as taxable income to the member.

The proceeds from the sales of the units will not be segregated but will be commingled with the company’s cash. The ongoing sources of funds for loans are the proceeds from (1) sale of members’ units, including units sold by reinvestment of distributions, (2) loan payoffs, (3) borrowers’ monthly principal and interest payments, and (4) to a lesser degree and, if obtained, a line of credit. Cash generated from loan payoffs and borrower payments of principal and interest is used for operating expenses, income distributions to members, reimbursements to RMC of origination and offering expenses and unit redemptions. The cash flow, if any, in excess of these uses is reinvested in new loans.

Please refer to the disclosure under “—Reimbursement and allocation of organization and offering expenses” in Note 3 (Managers and Related Parties) to the financial statements included in Part II, Item 8 of this report for an explanation of the organization and offering expenses, which is incorporated herein by this reference into this Item 5.

The units have been registered pursuant to Section 12(g) of the Exchange Act. Such registration of the units, along with the satisfaction of certain other requirements under ERISA, enables the units to qualify as “publicly-offered securities” for purposes of ERISA and regulations issued thereunder. By satisfying those requirements, the underlying assets of the company should not be considered assets of a “benefit plan investor” (as defined under ERISA) by virtue of the investment by such benefit plan investor in the units.

Distribution policy

Cash available for distribution at the end of each calendar month is allocated ninety-nine percent (99%) to the members and one percent (1%) to the manager. Cash available for distribution means cash flow from operations (excluding repayments loan principal and other capital transaction proceeds) less amounts set aside for creation or restoration of reserves. The manager may withhold from cash available for distribution otherwise distributable to the members with respect to any period the respective amounts of organization and offering expenses allocated to the members for the applicable period pursuant to the company’s reimbursement and allocation of organization and offering expenses policy.

Per the terms of the company’s operating agreement, cash available for distribution allocated to the members is allocated among the members in proportion to their percentage interests (except with respect to differences in the amounts of organization and offering expenses allocated to the respective members during the applicable period) and in proportion to the number of days during the applicable month that they owned such percentage interests.

Distributions allocable to members, other than those participating in the DRIP, and the manager are distributed to them in cash at the end of each calendar month. The manager’s allocable share of cash available for distribution is also distributed not more frequently than with cash distributions to members. Cash available for distribution allocable to members who participate in the DRIP is credited to their respective capital accounts at the end of each calendar month.

To determine the amount of cash to be distributed in any specific month, the company relies in part on its annual forecast of profits, which takes into account the difference between the forecasted and actual results in the prior year and the requirement to maintain a cash reserve.

Distribution reinvestment plan

DRIP provision of the operating agreement permits members to elect to have all or a portion of their monthly distributions reinvested in additional units. Members may withdraw from the DRIP with written notice.

Liquidity and unit redemption program

There is no established public trading and/or secondary market for the units and none is expected to develop. There are substantial restrictions on transferability of units. In order to provide liquidity to members, the company’s operating agreement includes a unit redemption program, whereby beginning one year from the date of purchase of the units, a member may redeem all or part of their units, subject to certain limitations.

The price paid for redeemed units will be based on the lesser of the purchase price paid by the redeeming member or the member’s capital account balance as of the date of each redemption payment. Redemption value will be calculated as follows:

•	Beginning after one year: 92% of purchase price of the capital account balance, whichever is less;

•	Beginning after two years: 94% of purchase price of the capital account balance, whichever is less;

•	Beginning after three years: 96% of purchase price of the capital account balance, whichever is less;

•	Beginning after four years: 98% of purchase price of the capital account balance, whichever is less;

•	Beginning after five years, 100% of purchase price of the capital account balance, whichever is less.

The company redeems units quarterly, subject to certain limitations as provided for in the operating agreement. The number of units that may be redeemed per quarter per individual member is subject to a maximum of the greater of 100,000 units or 25% of the member’s units outstanding. For redemption requests requiring more than one quarter to fully redeem, the percentage discount amount that, if any, applies when the redemption payments begin continues to apply throughout the redemption period and applies to all units covered by such redemption request regardless of when the final redemption payment is made.

The company has not established a cash reserve from which to fund redemptions. The company’s capacity to redeem units upon request is limited by the availability of cash and the company’s cash flow. The company will not, in any calendar year, redeem more than five percent (5%) of the weighted average number of units outstanding during the twelve-month period immediately prior to the date of the redemption.

Units redeemed by month in the fourth quarter, are presented in the following table.

2015	$ per unit(1)	Units purchased
October	1	—
November	1	—
December	1	$289,386

Total		$289,386

(1)	The unit redemption program is ongoing and available to members beginning one year after the purchase of the units. In accordance with the unit redemption program, early withdrawal penalties withheld from the total paid were $3,348. The maximum number of units that may be redeemed in any year and the maximum amount of redemption available in any period to members is subject to certain limitations.

Fair market value / unit value

The manager obtained information regarding fair market valuations and unit value as of December 31, 2015, for RMI IX in compliance with Financial Industry Regulatory Authority (or FINRA) Rule 2310 concerning direct-participation-program value per unit estimates. The valuation was performed by a qualified, nationally prominent firm in accordance with the objective, scope, and approach established by RMC, and is the sole responsibility of RMC. Industry standard valuation approaches, including the Income, Discounted Cash Flow, Market and Cost Approach, were utilized in deriving the fair values, as appropriate. There is no assurance that this estimated value is or will remain accurate, and it does not determine the amount that a member is entitled to receive upon redemption of units.

The fair value of a unit of RMI IX was determined to be $0.98, after consideration of the fair values of the net assets held and the restrictions in the unit redemption program and the restrictions on transferability of units.

The fair value of the portfolio of secured loans, per the analysis, is approximately $28.6 million, representing a premium of approximately $1.2 million over the book value.

The portfolio of secured loans was valued based on the appropriate application of the income, discounted cash flow, market, and cost approaches. Although all the approaches are considered in a comprehensive valuation analysis, the nature of the asset and the availability of data will dictate which approaches are ultimately utilized to derive each asset’s value.

Income Approach - The income approach is a valuation technique that provides an estimation of the fair value of an asset , such as RMI IX’s loans, based on the cash flows that an asset can be expected to generate over its estimated remaining economic term. This approach begins with an estimation of the annual cash flows a prudent investor would expect the subject asset to generate over a discrete projection period. The estimated cash flows for each of the years in the discrete projection period are then converted to their present value equivalent using a rate of return appropriate for the risk of achieving the asset’s projected cash flows. The present value of the estimated cash flows is then added to the present value equivalent of the residual value of the asset at the end of the discrete projection period to arrive at an estimate of fair value.

Market Approach - The market approach measures value based on what other purchasers in the market have paid for assets that can be considered reasonably similar to those being valued. When the market approach is utilized, data are collected on the prices paid for reasonably comparable assets. Adjustments are made to the comparable assets to compensate for differences between those assets and the asset being valued. In the case of real estate for example, adjustments might be made for location, quality or construction, and/or building amenities. The application of the market approach results in an estimate of the price reasonably expected to be realized from the sale of the property.

Cost Approach - The cost approach is based on the premise that a prudent investor would pay no more for an asset than its replacement or reproduction costs. The cost to replace the asset would include the cost of constructing a similar asset of equivalent economic utility at prices applicable at the time of the valuation analysis. To arrive at an estimate of the fair value using the cost approach, the replacement cost new is determined and reduced for depreciation of the asset. In this context, depreciation has three components: (i) physical depreciation, (ii) functional obsolescence, and (iii) economic obsolescence. Physical deterioration is impairment to the condition of the asset brought about by wear and tear, disintegration, use in service, and the action of the elements. Functional obsolescence is the impairment in the efficiency of the asset brought about by such factors as overcapacity, inadequacy or a change in technology that affect the asset. Economic obsolescence is the impairment in the desirability of the asset arising from external economic forces, legislative enactment, or changes in supply and demand relationships.

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

Results of Operations

General economic conditions

All of our mortgage loans are secured by California real estate. Our secured-loan funding and investment activities and the value of the real estate securing our loans are dependent significantly on economic activity and employment conditions in California. Wells Fargo’s Economics Group periodically provides timely, relevant information and analysis in its commentary and reports. Highlights from recently issued reports are presented below.

In the publication ‘California Economic Outlook: November 2015, the Wells Fargo Economics Group notes:

From the section Conclusion & Outlook: California’s economy has thrived amid what has otherwise been a somewhat disappointing economic recovery. Job growth has consistently outpaced the nation in recent years and personal income and Gross State Product are both expanding at some of the fastest rates in the nation. The state’s economic recovery has been extremely uneven, however, with the strongest growth coming along the coast, particularly in areas benefitting from the state’s leading position in the rapidly growing information technology and life sciences sectors. Tourism and international trade are also growing solidly. These industries, however, do not tend to generate anywhere near as many high-paying jobs as the tech sector does. Moreover, growth in the interior of the state, which is more dependent on agriculture, has tended to lag.

California’s economy continues to grow solidly, with hiring rising at a pace one and half times stronger than the rest of the country. Overall economic conditions, however, encompass a sizable divide between the stronger growing metropolitan areas along the coast and the slower growing inland areas. Every metropolitan area has shown improvement over the past year and gains have been significantly more even than in prior years. The state’s economy continues to be driven by information technology, life sciences and tourism, which tend to be focused in and around the larger metropolitan areas along the coast. The state’s large agriculture sector once again had to contend with the drought along with the added pressures of weaker global economic growth and a stronger dollar. Despite these challenges, farm income has held up relatively well and the state’s farm sector had a fairly good year on an overall basis.

Nonfarm employment in California is up a solid 2.9 percent year over year, not far from the state’s three-year average of 3.1 percent. The Golden State has added 464,000 net new jobs from October of last year on a non-seasonally adjusted basis. Gains have been broad-based across a majority of industry sectors. California’s steady pace of hiring has pulled the state’s unemployment rate down below six percent to 5.8 percent in October, its lowest reading since October 2007. On a year-to- date basis through October, the largest gains have been seen in the professional & business services sector, which added 130,000 new jobs. This comes as no surprise, as employment in professional & business services includes many of the industry groups from the state’s rapidly growing tech and life sciences sectors. Employment in professional, scientific & technical services, which includes software engineering, computer system design and scientific research and development, rose 6.2 percent over the year, an addition of 74,300 jobs. The bulk of this gain has been in San Francisco, San Diego and Los Angeles.

The San Francisco Bay Area continues to benefit from the growth of new innovative enterprises. Ride hailing service company Uber recently revealed its plan to build its global headquarters in the Bay Area by 2017. The company will have a seven-story office building in Oakland as well as two offices in San Francisco’s Mission Bay neighborhood. In total, Uber’s three locations will account for more than 800,000-square feet of real estate and is projected to house between 2,000 and 3,000 employees. Uber’s office in Oakland furthers the strong recent momentum in that market. Additionally, Cupertino- based Apple has been snatching up office space across Silicon Valley to keep up with its rapidly expanding workforce, which now totals about 25,000 in the Santa Clara Valley. Apple’s new campus, “the spaceship,” is still under construction and is expected to have 13,000 workers upon completion. In addition, cloud storage company Dropbox recently announced plans to centralize their headquarters in San Francisco’s South of Market (SOMA) neighborhood, and will expand into three buildings in the area.

Tourism is another bright spot in California’s economy. Hotel occupancy rates and revenue per available room (RevPAR) have risen across the state. The San Francisco Bay Area, Santa Rosa, and Napa Valley areas saw the highest occupancy rates in September, reporting rates of 86.0 percent, 85.6 percent and 84.4 percent, respectively. The state as a whole posted a 77.0 percent occupancy rate, much higher than the national average of 67.9 percent. RevPAR averaged $119.25 for the state, with the highest room rates in Napa Valley at $289.11. Visitor spending at California hotels totaled $58.2 billion in 2014, and should easily top that figure by 5 to 6 percent this year. Visitors continue to flock to California’s major metropolitan areas. Air traffic through Los Angeles International Airport rose solidly this year, with domestic traffic rising 6.1 percent and international traffic climbing 13.4 percent. San Francisco International Airport has also seen increased traffic, as domestic deplaned passenger counts rose 6.0 percent and international deplaned passengers rose 8.9 percent over the year. Passenger traffic was also up in San Diego, San Jose and Oakland.

Hollywood has performed solidly over the past year. Box office receipts are up 6.1 percent on a year-to- date basis through September, rising from $7.7 billion in 2014 to $8.2 billion in 2015. Box office receipts reached a new high in 2015 for the first nine months of the year. Furthermore, the data does not include the recently released “The Hunger Games: Mockingjay – Part 2” which grossed over $100 million during its debut. Additionally, Walt Disney Co.’s highly anticipated “Star Wars: The Force Awakens” will open in December. These contributions along with the slew of pictures opening this upcoming holiday season are likely to push 2015’s total box office receipts above their previous high. Growing demand from China is also contributing to Hollywood’s success. China is now the second largest box-office territory in the world and the country’s revenues continue to climb. China’s box- office receipts have seen double-digit increases over the past several years.

Last year, California more than tripled the size of the California Film & Television Tax Credit to $330 million annually in an effort to boost film production in Hollywood. Over the past several years California has seen large-budget movies and TV dramas flee the state, moving production to more affordable states including Georgia and Louisiana. Although California’s tax credit is not as generous as some credits given in competing states, the Golden State’s new incentives have helped reverse ‘runaway production’ and have clearly given the industry a needed boost.

The most recent data from FilmLA provide some idea of how the tax credits have helped revive the entertainment industry in Los Angeles. On-location film production in the Greater Los Angeles area increased 3.8 percent in the third quarter to 9,510 shoot days. A new record for number of on-location television production was set in the third quarter at 4,308 shoot days. TV Pilot and TV Sitcom had the largest percentage gains, while TV Reality experienced the only decline. Additionally, the impact of the film tax credit was apparent in the reported third quarter numbers. Incentive-qualified projects accounted for 20.8 percent of the on-location shoot days in TV drama, 8.6 percent for TV Sitcoms and 33.6 percent for TV pilots. The new tax incentive has helped spur a significant amount of work in the California film industry and is likely to continue to help Hollywood remain competitive with other markets heading into 2016.

Housing remains a significant challenge for California. Home prices have continued to rise much faster than income, creating a large affordability hurdle for many homebuyers. According to the California Association of Realtors, the median single-family home price in California rose 5.6 percent year over year to $480,630 in October. There have been signs of slowing price appreciation more recently in the month-to-month data; weaker global economic growth is likely beginning to weigh on foreign demand. California home sales have ramped up over the year, with existing single-family home sales up 5.8 percent over the year on three-month moving average basis. Residential construction is also on the upswing. Single- and multifamily housing permits have made notable gains and are currently at post- recession highs. A significant portion of growth has come from apartments, particularly in the San Francisco Bay Area and Los Angeles.

In the publication “California Employment Conditions” February 2016, the Wells Fargo Economics Group notes:

California continues to see strong overall job growth. Nonfarm payrolls added 39,900 jobs in February on a seasonally-adjusted basis. The increase more than offsets January’s surprising 4,000-job drop and leaves the year-to-year gain near its recent average of 2.8 percent. California’s unemployment rate fell 0.2 percentage points in February to 5.5 percent. While the jobless rate remains above the national rate, it has fallen faster over the past year, declining by 1.2 percentage points compared to a 0.6 percentage-point drop nationwide. The gap between the two unemployment rates has narrowed by 2.3 percentage points over the past 5 years.

From an overall perspective, job growth still looks exceptionally strong in California, with a net gain of 450,000 new jobs added over the past 12 months. As good as the latest employment figures are, however, they may be near the high water mark for California. Hiring in the state’s technology sector, which has been the fastest growing part of the economy, has moderated in recent months. A larger proportion of the new jobs being created are coming from the leisure & hospitality sector and construction, which is booming in the state’s larger metropolitan areas. The state’s important motion picture industry is also doing well, adding 7,700 jobs over the past year.

The slowdown in the tech sector bears watching. Professional & technical services and the information sector have added 301,000 jobs since January 2010, accounting for 14.2 percent of all new jobs added statewide during this period. These highly paid positions have also helped drive hiring in other areas, as the tech sector is widely believed to have an exceptionally large multiplier. Hiring appears to have moderated in most of the fastest growing subcategories. Professional & technical services, which includes computer systems design and scientific research & development, lost 4,300 jobs in February. Employment in this sector has been essentially flat for the past three months. Seasonally-adjusted data are not available for the subcomponents of this series but the year-to-year gains for both industries have slowed over the past year.

Southern California accounted for the bulk of California’s job gains in February, with 21,400 jobs added to nonfarm payrolls in Los Angeles and Anaheim-Orange County adding 3,600 jobs during the month. On a year-to-year basis, the Los Angeles-Long Beach-Anaheim metropolitan area added 133,600 new jobs, which was second only to New York-Newark-Jersey City. The continued strength in Southern California reflects the recent upswing in hiring in the region’s motion picture business as well as continued strong gains in tourism and construction. By contrast, metropolitan areas where the tech sector is more dominant, such as San Francisco, San Jose and San Diego, all saw more modest gains. San Francisco actually posted a slight job loss in February, with payrolls falling for the second time in the past four months. San Jose added 700 jobs during February and San Diego added 1,800 jobs.

San Diego’s economy has expanded rapidly over the past several years, with job growth outpacing the national average since 2012. The local economy benefits from a well-diversified employment base that includes life sciences, telecommunications technology, wearable devices, and healthcare. The U.S. Navy and Marine Corps also maintain a huge presence in the region and provide some stability to the economy. San Diego surpassed its prerecession employment peak back in late 2013, six months before the state (Figure 3). The service sector has been the principal driver of growth, with professional & business services and education & health services producing some of the strongest growth. The two sectors rose 2.8 percent and 4.5 percent over the past year, respectively. Construction has also gotten back on track. The only industry to show weakness on an annual basis has been information (Figure 4), which has been true in many areas across the nation. Most of the losses in this sector have not been in the technology industry per se, but rather have come in legacy industries such as newspapers and landline telecommunications.

San Diego’s biotechnology and life science industries have played a key role in the area’s recent expansion. San Diego’s biotech cluster is one of the largest and most prosperous in the nation, as the region is home to many world-renowned research facilities, including the La Jolla Cancer Research Center, the Scripps Research Institution, the Salk Institute for Biological Studies and the University of California at San Diego. Employment in the research & biotechnology subsector continues to grow rapidly, rising 4.6 percent year-to-year through the third quarter of last year, which is the most recent data available. San Diego has the third-highest concentration of professions in the scientific research & development services sector, trailing only Trenton and Boulder. Moreover, the region continues to attract scores of new companies. OncoSec Medical Inc., a biotech company developing DNA-based cancer immunotherapies, recently opened a new 34,000-square foot headquarters and research facility in San Diego.

Tourism is another key area of strength. Over 30 million visitors flock to San Diego each year for its ideal weather, coastal beaches and attractions, including the San Diego Zoo, SeaWorld, Old Town San Diego, Mission Bay, the Wild Animal Park and LEGOLAND San Diego. Hiring in the tourist sector has risen 4.0 percent over the year.

Performance highlights

Members’ capital at December 31, 2015, was approximately $31,403,000, an increase of $9,682,000 since December 31, 2014. The company is continuing to increase the number of FINRA registered broker-dealer firms and their associated representatives that can sell our units and focusing on increasing the states in which our units can be offered.

In turn, our investment in mortgage loans is increasing steadily as we strive to be fully invested. Mortgage loan balances grew to approximately $27,360,000 at December 31, 2015, an increase of approximately $8,174,000 since December 31, 2014.

Loans generally are funded at a fixed interest rate with a loan term of up to five years. Loans acquired are generally done so within the first six months of origination, and purchased at the current par value, which approximates fair value. As of December 31, 2015, 72 of the company’s 75 loans (representing 99% of the aggregate principal of the company’s loan portfolio) had a loan term of five years or less from loan inception. The remaining loans had terms longer than five years. Substantially all loans are written without a prepayment-penalty provision. As of December 31, 2015, 24 loans outstanding (representing 40% of the aggregate principal balance of the company’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., safety margins to outstanding debt) as indicated by the overall conservative weighted average loan-to-value ratio (LTV) which at December 31, 2015 was approximately 55%. Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 45% in the property, and we as lenders have lent in the aggregate 55% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

Net income for 2015 and 2014 was $1,757,132 and $1,093,723, an increase of approximately $663,000 over 2014. Revenue from the interest on loans in 2015 increased by approximately $416,000, over 2014, due to the growth of the secured loan portfolio. Operations expense for 2015 decreased by approximately $194,000, over 2014 due primarily to an increase in manager reimbursements and waived fees. In all years presented, the manager, at its sole discretion, provided significant support to the company which affects the net income results.

At times, to enhance the company’s earnings, RMC has taken several actions, including:

1)	charging less than the maximum allowable fees,

2)	has not requested reimbursement of qualifying expenses,

3)	paying company expenses, such as professional fees, that could have been obligations of the company, and/or

4)	contributing cash to the company that was credited to members’ capital accounts.

Such fee waivers and cost actions were not made for the purpose of providing the company with sufficient funds to satisfy withdrawal requests, nor to meet any required level of distributions, as the company has no such required level of distributions. RMC does not use any specific criteria in determining the exact amount of fees to be waived and/or costs to be absorbed. Any decision to waive fees and/or to absorb costs, and the amount (if any) to be waived or absorbed, is made by RMC in its sole discretion.

Key performance indicators

Key performance indicators are presented in the following table for 2015, 2014 and 2013.

	2015	2014	2013
Members’ capital, gross – end of period balance	$31,403,178	21,720,875	17,362,065
Members’ capital, gross – average balance	26,165,355	19,537,000	16,176,148

Secured loans – end of period balance	$27,360,138	19,185,660	14,698,430
Secured loans – average daily balance	21,929,654	16,548,000	12,648,000

Interest on loans, gross	$1,891,358	1,474,887	1,208,186
Portfolio interest rate(1)	8.6%	8.9%	9.9%
Effective yield rate(2)	8.6%	8.9%	9.6%

Amortization of loan administrative fees, net	$59,540	111,370	143,605
Percent of average daily balance(3)	0.3%	0.7%	1.1%

Interest on loans, net	$1,831,818	1,363,517	1,064,581
Percent of average daily balance(3)	8.4%	8.2%	8.4%

Provision for loan losses	$—	—	—
Percent of average daily balance(3)	—%	—%	—%

Total operations expense	$85,932	280,218	187,139
Percent of average daily balance(3)	0.4%	1.7%	1.5%
Percent of average members’ capital(4)	0.3%	1.4%	1.1%

Net Income	$1,757,132	1,093,723	884,623
Percent of average members’ capital(4)(5)	6.6%	5.5%	5.4%

Member Distributions	$1,738,384	1,311,718	1,076,395
Percent	6.5%	6.5%	6.5%

Member Redemptions	$1,077,996	548,317	58,190

(1)	Stated note interest rate, weighted daily average
(2)	Yield rate of interest on loans, annualized
(3)	Percent of secured loans – average daily balance, annualized
(4)	Percent of members’ capital, gross – average balance, annualized
(5)	Percent based on the net income available to members (excluding 1% allocated to manager)

Members’ capital, gross – end of period balance

The end of period gross members’ capital balance at December 31, 2015 was $31,403,178, up 31% or $9.7 million from $21,720,875 at December 31, 2014 which was up 20% or $4.4 million from $17,362,065 at December 31, 2013.

Secured loans – end-of-period balance

The secured loan balance at December 31, 2015 of $27,360,138 was an increase of approximately 30% ($8.1 million) over 2014’s $19,185,660, which was up approximately 24% ($4.5 million) from 2013’s $14,698,430. The increased balance of the secured loan portfolio is due to the 1) increased balance of members’ capital which provides additional capital for funding loans, and 2) the favorable economic environment generally and to increased investment in California real estate markets specifically, both of which expands the opportunity for new loans. Secured loans as a percent of member’s capital (based on average balances) was 84%, 85%, and 78% for 2015, 2014, and 2013 respectively.

The effective yield rate of the portfolio decreased 0.3% for 2015 compared to 2014 (decreased 0.7% compared to 2013) as the company funded longer term, lower interest rate loans. The longer term and lower interest rates resulted from exiting a program in which RMC arranged for the purchase of loans from an unaffiliated lender who was the servicer of the loans. These loans generally were secured by first deeds of trust on single-family real property located in California, had short term durations (5-11 months) and carried a note rate of 7.5% to 10.0%.

See Note 4 (Loans) to the financial statements included in Part II, Item 8 of this report for detailed presentations on the secured loan portfolio and on the allowance for loan losses, which presentations are incorporated by this reference into this Item 7.

Revenue – interest on loans

Interest on loans increased due to growth of the secured loan portfolio. The portfolio’s strong payment history to date has resulted in no loans being designated as non-accrual. The Secured loans – average daily balance at December 31, 2015 increased approximately $5.4 million, or approximately 25%, over the average daily balance at December 31, 2014.

Year	Secured Loans End Of period Balance	Secured Loans Average Daily Balance	Gross Interest Income(1)	Effective Yield Rate(2)	Portfolio Interest Rate(3)
2015	$27,360,138	$21,929,654	$1,891,358	8.6%	8.6%
2014	$19,185,660	$16,548,000	$1,474,887	8.9%	8.9%
2013	$14,698,430	$12,648,000	$1,208,186	9.6%	9.5%

(1)	Interest income on income statement before deduction of loan administrative fee
(2)	Stated note interest rate, weighted daily average
(3)	Yield rate of interest on loans, annualized

Analysis and discussion of income from operations 2015 v. 2014

Significant changes to revenue and expenses for 2015 and 2014 are summarized in the following table.

	Interest Income, Loans	Late Fees	Provision/ Allowance For Loan Losses	Operations Expense	Net Income
Year
2015	$1,831,818	$11,246	$—	$85,932	$1,757,132
2014	1,363,517	10,424	—	280,218	1,093,723

Change	$468,301	$822	$—	$(194,286)	$663,409

Change
Loan balance increase	513,864	—	—	12,885	500,979
Effective interest rate	(45,563)	—	—	—	(45,563)
Late fees	—	822	—	—	822
Capital balance increase	—	—	—	76,195	(76,195)
Managers fees waived	—	—	—	(215,079)	215,079
Manager reimbursements	—	—	—	(76,343)	76,343
Cost allocation adjustments			—	34,458	(34,458)
Expense recognition timing	—	—	—	(12,728)	12,728
Expense reductions	—	—	—	(4,118)	4,118
Other	—		—	(9,556)	9,556

	$468,301	$822	$—	$(194,286)	$663,409

Interest income, loans

Between 2014 and 2015, interest on loans, net increased $468,301 (34%) and Net Income increased $663,410 (61%). Operations expense as a percent of interest on loans, net was approximately 5% and 25% for the years ended December 31, 2015, and 2014, respectively, as RMC provided, at its sole discretion, financial support by fee waiver and by not passing on expenses that qualified as reimbursable to RMC. As loan balances continue to increase, operations expense as a percent of interest on loans, net will likewise decline (even with reduced levels of expense support from RMC).

Provision for loan losses/allowance for loan losses

At December 31, 2015 and 2014, the company had not recorded an allowance for loan losses as no loans were designated as impaired, and all loans had protective equity such that at December 31, 2015 and 2014, collection was deemed probable for amounts owing. Total principal amounts past due more than 90 days at December 31, 2015 and 2014 was $0 and $514,791, respectively.

Operations expense

Operations expense as a percent of “Total revenues” on the Statements of Income for 2015 and 2014 was 4.7% and 21%, respectively.

Significant changes to operations expense for 2015 and 2014, are summarized in the following table.

	Mortgage Servicing Fees	Asset Management Fees	Costs Through RMC	Professional Services	Other	Total
Year
2015	$53,647	$—	$—	$18,025	$14,260	$85,932
2014	40,762	37,454	79,403	99,449	23,150	280,218

Change	$12,885	$(37,454)	$(79,403)	$(81,424)	$(8,890)	$(194,286)

Change
Loan Balance Increase	12,885	—	—	—	—	12,885
Capital Balance Increase	—	47,870	28,325	—	—	76,195
Managers Fees Waived	—	(85,324)	(129,775)	—	—	(215,079)
Manager Reimbursements	—	—	(12,431)	(61,518)	(2,394)	(76,343)
Cost Allocation Adjustments	—	—	34,458	—	—	34,458
Professional Service Timing	—	—	—	(9,228)	—	(9,228)

Income Tax Payment Timing	—	—	—	—	(3,500)	(3500)
Expense Reductions	—	—	—	(4,118)	—	(4,118)
Other	—	—	—	(6,560)	(2,996)	(9,556)
	$12,885	$(37,454)	$(79,403)	$(81,424)	$(8,890)	$(194,286)

•	Mortgage servicing fees

The increase in mortgage servicing fees of $12,885 was consistent with the increase in the average daily secured loan portfolio to $21,929,654, noted above in Revenue – interest on loans, at the annual rate of 0.25%.

•	Asset management fees

The total amount of asset management fees chargeable were $198,439 and $150,569 for 2015 and 2014, respectively. Of the total amount chargeable, RMC, at its sole discretion, waived asset management fees of $198,439 and $113,115, respectively. There is no assurance RMC will waive its right to receive such fees in future periods.

•	Costs through RMC

Costs incurred by RMC, for which reimbursement could have been requested were $167,229 and $104,445, for 2015 and 2014, respectively. Of the total amount chargeable, RMC at its sole discretion, waived reimbursements of $167,229 and $25,402, for 2015 and 2014, respectively. There is no assurance RMC will waive its right to receive such reimbursements in future periods.

•	Professional services

Professional fees consists primarily of legal, audit and tax expenses. The decrease in professional services for 2015 and 2014, was due primarily to expense reimbursements by RMC, at its sole discretion, of $75,565 and $31,605, respectively. No reimbursements for professional fees were provided during the same period in 2014. In addition, overall Audit & Tax fees decreased due to changes in expense recognition timing and overall cost reductions due to increased efficiency in the reporting process.

Analysis and discussion of income from operations 2014 v. 2013

Significant changes to income revenues and expenses for 2014 and 2013 are summarized in the following table.

	Interest Income, Loans	Late Fees	Provision/ Allowance For Loan Losses	Operations Expense	Net Income
Year
2014	$1,363,517	$10,424	$—	$280,218	$1,093,723
2013	1,064,581	7,181	—	187,139	884,623

Change	$298,936	$3,243	$—	$93,079	$209,100

Change
Loan balance increase	370,456	—	—	9,172	361,284
Loan portfolio effective yield rate	(67,034)	—	—	—	(67,034)
Late fees	—	3,243	—	—	3,243
Asset management fee rate	—	—	—	37,454	(37,454)
Cost allocation adjustments	—	—	—	(39,733)	39,733
Professional fees	—	—	—	77,212	(77,212)
Income tax payments	—	—	—	7,000	(7,000)
Other	(4,486)	—	—	1,974	(6,460)

	$298,936	$3,243	$—	$93,079	$209,100

Interest income on loans increased $298,936 (28%) and net income increased $209,100 (24%). Operations expense as a percent of interest income on loans was 21% and 18% for 2014, and 2013, respectively.

Operations expense

Operations expense as a percent of “Total revenues” on the Statements of Income was 20% and 17%, for 2014, and 2013, respectively.

Significant changes to operations expense for 2014 and 2013 are summarized in the following table.

	Mortgage Servicing Fees	Asset Management Fees	Costs Through RMC	Professional Services	Other	Total
Year
2014	$40,762	37,454	79,403	99,449	23,150	280,218
2013	31,590	—	119,136	22,237	14,176	187,139

Change	$9,172	$37,454	$(39,733)	$77,212	$8,974	$93,079

Change
Loan Balance Increase	9,172	—	—	—	—	9,172
Managers Fees Waived	—	37,454	—	—	—	37,454
Manager Reimbursements	—	—	—	77,212	—	77,212
Cost Allocation Adjustments	—	—	(39,733)	—	—	(39,733)
Income Tax Timing	—	—	—		7,000	7,000
Other	—	—	—	—	1,974	1,974

	$9,172	$37,454	$(39,733)	$77,212	$8,974	$93,079

•	Mortgage servicing fees

The increase in mortgage servicing fees of $9,172 is consistent with the increases in the average daily secured loan portfolio of $3,900,000.

•	Asset management fees

The total amount of asset management fees chargeable were $150,569 and $124,100, for the years 2014 and 2013, respectively. Of the total amount chargeable, RMC at its sole discretion, waived asset management fees of $113,115 and $124,100, respectively. There is no assurance RMC will waive its right to receive such fees in future periods.

•	Costs through RMC

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

The increase in costs from RMC in 2013 was due to reimbursement of qualifying charges (includes but is not limited to, salaries, compensation, travel expenses, fringe benefits, rent, insurance, depreciation and outside services), permitted in the company’s operating agreement, some of which RMC chose not to request reimbursement for in 2012, which it may do from time to time in its sole discretion

•	Professional services

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

Summary comparison – 4th quarter v. 3rd quarter

Significant changes to income or expense items for the three-month period ended December 31, 2015 compared to the three-month period ended September 30, 2015 is summarized in the following table.

	Interest Income Loans	Late Fees	Operations Expenses	Net Income
For the three months ended
December 31, 2015	$559,224	$3,963	$(11,604)	$574,791
September 30, 2015	462,963	1,951	13,611	451,303

Change	$96,261	$2,012	$(25,215)	$123,488

Change
Loan Balance Increase	$96,261	—	1,432	94,829
Manager Reimbursements	—	—	(26,620)	26,620
Late Fees	—	2,012	—	2,012
Other	—	—	(27)	27

	$96,261	$2,012	$(25,215)	$123,488

Significant changes to income or expense items for the three-month period ended December 31, 2014 compared to the three-month period ended September 30, 2014 is summarized in the following table.

	Interest Income Loans	Late Fees	Operating Expenses	Net Income
For the three months ended
December 31, 2014	$374,061	$2,933	$13,916	$363,078
September 30, 2014	341,278	3,314	77,741	266,851

Change	$32,783	$(381)	$(63,825)	$96,227

Change
Loan Balance Increase	$19,813	—	—	19,813
Loan Portfolio Effective Yield Rate	8,563	—	—	8,563
Manager Reimbursements	—	—	(77,347)	77,347
Other	4,407	(381)	13,522	(9,496)

	$32,783	$(381)	$(63,825)	$96,227

Significant changes to interest on loans for the three month periods ended December 31, compared to the three-month periods ended September 30 for 2015 and 2014 are summarized in the following table.

	2015		2014
	December 31,	September 30,	December 31,	September 30,
Secured loans – end of period	$27,360,138	$22,678,834	$19,185,660	$17,641,037
Secured loans – average daily balance	$24,941,821	$21,646,389	$18,052,585	$17,128,667
Interest on loans, gross	$538,816	$468,695	$404,805	$366,153
Amortization of loan administrative fees(1)	(20,408)	5,732	30,744	24,875

Interest on loans, net	$559,224	$462,963	$374,061	$341,278

Portfolio Interest Rate(2)	8.6%	8.6%	8.9%	8.8%
Effective Yield Rate(3)	8.6%	8.6%	8.9%	8.5%

(1)	For the year ended December 31, 2015 RMC, at its sole discretion, reimbursed the company for loan administrative fees paid to the manager in prior periods, reducing the amortization of loan administrative fees.
(2)	Stated note interest rate, weighted daily average.
(3)	Yield rate of interest on loans, annualized.

Liquidity and capital resources

The ongoing sources of funds for loans are the proceeds from (1) sale of units, including units sold by reinvestment of distributions, (2) loan payoffs, (3) borrowers’ monthly principal and interest payments, and, (4) to a lesser degree and, if obtained, a line of credit. Cash generated from loan payoffs and borrower payments of principal and interest is used for operating expenses, income distributions to members, reimbursements to RMC of origination and offering expenses and unit redemptions in the next 12 months. The cash flow, if any, in excess of these uses is re-invested in new loans.

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

Generally, within a broad range, the company’s rates on mortgage loans is not affected by market movements in interest rates. If, as expected, we continue to make and invest in fixed rate loans primarily, and interest rates were to rise, a possible result would be lower prepayments of the company’s loans. This increase in the duration of time loans are on the books may reduce overall liquidity, which itself may reduce the company’s investment into new loans at higher interest rates. Conversely, if interest rates were to decline, we could see a significant increase in borrower prepayments. If we then invest in new loans at lower interest rates of interest, a lower yield to members may possibly result.

Cash receipts and disbursement

Cash receipts and disbursements by business activity are presented in the following table.

	2015	2014	2013
Members’ capital
Receipts - Contributions	$8,746,494	$5,240,744	$1,943,264
Supplemental Contribution by manager	791,965	—	—

	9,538,459	5,240,744	1,943,264
Disbursement
Distributions and redemptions, net	(1,831,997)	(1,155,400)	(606,891)
Organization and offering costs, net	(331,068)	(200,047)	(83,664)
Formation loan, net	(493,135)	(284,833)	(41,755)

	(2,656,200)	(1,640,280)	(732,310)

Cash – Members’ capital, net	6,882,259	3,600,464	1,210,954

Loan principal/advances/interest
Receipts
Principal & advances collected	13,981,145	9,514,020	12,735,063
Interest received, net	1,830,174	1,305,420	1,020,203
Other loan income	11,246	10,574	7,181

	15,822,565	10,830,014	13,762,447
Disbursements
Loan funding	(22,155,623)	(14,001,250)	(15,542,476)
Advances made	(10,425)	(11,268)	939

	(22,166,048)	(14,012,518)	(15,541,537)

Cash – loans, net	(6,343,483)	(3,182,504)	(1,779,090)

Operations expenses	5,749	(330,276)	(219,770)

Net change in cash	$544,525	$87,684	$(787,906)

Distribution reinvestment plan

The table below shows distributions reinvested by members under the distribution reinvestment plan, cash distributions to members, the total distributions to members, and the percent of members’ capital electing cash distribution for 2015, 2014, and 2013.

	2015	2014	2013
Reinvesting	$995,321	$713,481	$533,960
Distributing	743,063	598,237	542,435

Total	$1,738,384	$1,311,718	$1,076,395

Percent of members’ capital electing distribution	43%	46%	50%

Unit redemptions

The table below sets forth the company’s unit redemptions for 2015, 2014, and 2013.

	2015	2014	2013
Capital redemptions-without penalty	$852,478	$446,169	$42,140
Capital redemptions-subject to penalty	225,518	102,148	16,050

Total	$1,077,996	$548,317	$58,190

Period	Units purchased(1)	$ per unit
2010	66,730	1
2011	15,000	1
2012	—	1
2013	58,190	1
2014	548,316	1
2015	1,077,997	1

Program to date	1,766,233

(1)	The unit redemption program is ongoing and available to members beginning one year after the purchase of the units. In accordance with the unit redemption program, early withdrawal penalties from the total paid were $4,301, $3,103, and $11,809 for 2013 and prior, 2014 and 2015, respectively. The maximum number of units that may be redeemed in any year and the maximum amount of the redemption available in any period to members is subject to certain limitations.

Net cash provided by (used in) operating activities, net income, and distributions to members, from inception to December 31, 2015, are summarized in the following table.

Year	Net Cash Provided by Operating Activities	Net Income	Distributions To Members(1)	Distributions To Managers	Percent of Distributions Paid From Net Cash Operating Activities	Percent of Net Income Covering Total Distributions

2009 - 2012	$1,172,287	1,324,308	1,673,479	6,977	70%	79%

2013	806,651	884,623	1,076,395	6,266	75	82

2014	985,718	1,093,723	1,311,718	8,846	75	83

2015	1,847,169	1,757,132	1,738,384	10,937	106	101

Dec. 31, 2015(2) Program to date	$4,811,825	5,059,786	5,799,976	33,026	83	87

Proforma:

Supplemental Contribution by RMC(2)	—	—	(791,965)	—

Pro Forma Program to date	$4,811,825	$5,059,786	$5,008,011	$33,026	96	101

(1)	Includes distributions reinvested pursuant to our distribution reinvestment plan.
(2)	At December 31, 2015 RMC, the Manager, at its sole discretion, made a supplemental contribution of $791,965 that was credited to members’ capital and offset the cumulative difference between net income and distributions to members for all periods through December 31, 2014.

Contractual obligations

The company had no contractual obligations, except to reimburse RMC for O&O expenses at December 31, 2015. As of December 31, 2015, approximately $2,268,186 was to be reimbursed to RMC contingent upon future sales of units. See Note 3 (Managers and Other Related Parties-Organization and Offering Costs) and Note 5 (Commitments and Contingencies, Other Than Loan Commitments and Organization and Offering Costs) to the financial statements included in Part II, Item 8 of this report for a detailed presentation on commitments and contingencies, which presentation is incorporated by this reference into this Item 7.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk (Not required of a smaller reporting company)

Item 8 – Financial Statements and Supplementary Data

A – Financial Statements

The following financial statements of Redwood Mortgage Investors IX, LLC are included in Item 8:

Reports of Independent Registered Public Accounting Firms
Balance Sheets – December 31, 2015 and 2014
Statements of Income for the years ended December 31, 2015 and 2014
Statements of Changes in Members’ Capital for the years ended December 31, 2015 and 2014
Statements of Cash Flows for the years ended December 31, 2015 and 2014
Notes to Financial Statements

B – Financial Statement Schedules (Not required of a smaller reporting company).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members

Redwood Mortgage Investors IX, LLC

San Mateo, California

We have audited the accompanying balance sheet of Redwood Mortgage Investors IX, LLC as of December 31, 2015 and the related statement of income, changes in members’ capital, and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redwood Mortgage Investors IX, LLC at December 31, 2015, and the results of its operations and its cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, in 2015 the Manager, at its sole discretion, provided financial support to the company that improved net income and the return to investors in the form of waived fees, and by the decision not to seek reimbursement for operating costs incurred by the Manager for which reimbursement is allowable under the operating agreement. In addition the Manager reimbursed the Company for certain professional services costs incurred. Collectively, these actions increased net income to the Company by approximately $634,000.

/S/ BDO USA, LLP

San Francisco, California

March 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members

Redwood Mortgage Investors IX, LLC

San Mateo, California

We have audited the accompanying balance sheet of Redwood Mortgage Investors IX (a Delaware limited liability company) as of December 31, 2014 and the related statements of income, changes in members’ capital and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of Redwood Mortgage Investors IX’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Redwood Mortgage Investors IX is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Redwood Mortgage Investors IX’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redwood Mortgage Investors IX as of December 31, 2014 and the results of its operations and its cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Armanino LLP

San Ramon, California

March 31, 2015

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Balance Sheets

December 31, 2015 and 2014

	2015	2014
ASSETS
Cash and cash equivalents	$1,808,839	$1,264,314

Loans
Principal	27,360,138	19,185,660
Advances	22,731	12,307
Accrued interest	177,209	144,277

Loan balances secured by deeds of trust	27,560,078	19,342,244
Loan administrative fees, net	86,398	117,686

Total Loans	27,646,476	19,459,930

Receivable from affiliate	—	77,347

Total assets	$29,455,315	$20,801,591

LIABILITIES, INVESTORS IN APPLICANT STATUS, AND MEMBERS’ CAPITAL

Liabilities – Accounts Payable	$2,664	$319

Investors in applicant status	1,022,865	1,257,000

Members’ capital, net	30,171,527	20,799,872
Receivable from manager (formation loan)	(1,741,741)	(1,255,600)

Members’ capital, net, less formation loan	28,429,786	19,544,272

Total liabilities, investors in applicant status and members’ capital	$29,455,315	$20,801,591

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Statements of Income

For the Years Ended December 31, 2015 and 2014

	2015	2014
Revenues, net
Interest income – Loans	$1,831,818	$1,363,517
Late fees	11,246	10,424

Total revenues	1,843,064	1,373,941

Operations Expense
Mortgage servicing fees	53,647	40,762
Asset management fees, net (Note 3)	—	37,454
Costs from Redwood Mortgage Corp., net (Note 3)	—	79,403
Professional services, net (Note 3)	18,025	99,449
Other	14,260	23,150

Total operations expense	85,932	280,218

Net income	$1,757,132	$1,093,723

Members (99%)	$1,739,561	$1,082,786
Managers (1%)	17,571	10,937

	$1,757,132	$1,093,723

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Statements of Changes in Members’ Capital

For the Years Ended December 31, 2015 and 2014

	Investors In Applicant
				Unallocated
		Members’	Manager’s	Organization and Offering	Members’
	Status	Capital	Capital	Expenses	Capital, net
Balances at December 31, 2013	$443,350	$17,362,065	$25,755	$(754,491)	$16,633,329
Contributions on application	5,223,978	—	—	—	—
Contributions admitted to members’ capital	(4,417,328)	4,417,328	4,422	—	4,421,750
Premiums paid on application by RMC	12,250	—	—	—	—
Premiums admitted to members’ capital	(5,250)	5,250	—	—	5,250
Net income	—	1,082,786	10,937	—	1,093,723
Earnings distributed to members	—	(1,311,718)	(8,846)	—	(1,320,564)
Earnings distributed used in DRIP	—	713,481	—	—	713,481
Member’s redemptions	—	(548,317)	—	—	(548,317)
Organization and offering expenses	—	—	—	(200,047)	(200,047)
Early withdrawal penalties	—	—	—	1,267	1,267

Balances at December 31, 2014	$1,257,000	$21,720,875	$32,268	$(953,271)	$20,799,872
Contributions on application	8,733,081	—	—	—	—
Contributions admitted to members’ capital	(8,960,216)	8,960,216	8,972	—	8,969,188
Premiums paid on application by RMC	4,620	—	—	—	—
Premiums admitted to members’ capital	(11,620)	11,620	—	—	11,620
Net income	—	1,739,561	17,571	—	1,757,132
Earnings distributed to members	—	(1,738,384)	(10,937)	—	(1,749,321)
Earnings distributed used in DRIP	—	995,321	—	—	995,321
Member’s redemptions	—	(1,077,996)	—	—	(1,077,996)
Manager suplementally contributed
member capital	—	791,965	—	—	791,965
Manager reimbursement-redemptions	—	—	—	76,956	76,956
Organization and offering expenses	—	—	—	(408,023)	(408,023)
Early withdrawal penalties	—	—	—	4,813	4,813

Balances at December 31, 2015	$1,022,865	$31,403,178	$47,874	$(1,279,525)	$30,171,527

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Statements of Cash Flows

For the Years Ended December 31, 2015 and 2014

	2015	2014
Operations
Interest received	$1,858,426	$1,443,132
Other loan income	11,246	10,574
Loan administrative fee paid	(28,252)	(137,712)
Operations expense	5,749	(330,276)

Cash from operations	1,847,169	985,718

Investing – loan principal/advances
Principal collected on loans	13,981,145	9,514,020
Loans originated	(22,155,623)	(14,001,250)
Advances on loans	(10,425)	(11,268)

Cash used in loan principal/advances, net	(8,184,903)	(4,498,498)

Financing – members’ capital
Contributions by members	8,746,494	5,240,744
Supplemental contribution by manager	791,965	—
Organization and offering expenses paid, net	(331,068)	(200,047)
Formation loan funding	(620,066)	(373,728)
Formation loan collected	126,931	88,895

Cash from members’ capital	8,714,256	4,755,864

Net cash increase(decrease) before distributions to members	2,376,522	1,243,084

Distributions to members
Earnings distributed	(754,001)	(607,083)
Redemptions	(1,077,996)	(548,317)

Cash distributions to members	(1,831,997)	(1,155,400)

Net increase(decrease) in cash	544,525	87,684

Cash, beginning of period	1,264,314	1,176,630

Cash, end of period	$1,808,839	$1,264,314

Reconciliation of net income to net cash provided by (used in) operating activities

	2015	2014
Net income	$1,757,132	$1,093,723
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of loan administrative fees	139,482	111,370
Interest income, imputed on formation loan	(33,146)	(25,958)
Amortization of discount on formation loan	33,146	25,958
Change in operating assets and liabilities
Accrued interest	(32,932)	(31,756)
Receivable from affiliate	77,347	(62,310)
Prepaid Expenses	—	25,000
Loan administrative fees	(108,194)	(137,712)
Accounts payable	—	(50)
Payable to affiliate	—	(15,650)
Other	14,334	3,103

Total adjustments	90,037	(108,005)

Net cash provided by (used in) operating activities	$1,847,169	$985,718

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 1 – ORGANIZATION AND GENERAL

Redwood Mortgage Investors IX, LLC (or we, RMI IX or the company) is a Delaware limited liability company formed in October 2008 to engage in business as a mortgage lender and investor by making and holding-for-investment mortgage loans secured by California real estate, primarily first and second deeds of trust.

The company is externally managed. Redwood Mortgage Corp. (or RMC) is the manager of the company. RMC’s wholly-owned subsidiary, Gymno LLC, was a co-manager prior to its merger into RMC effective June 30, 2015. The mortgage loans the company funds and/or invests in are arranged and generally are serviced by RMC.

The manager is solely responsible for managing the business and affairs of the company, subject to the voting rights of the members on specified matters. The manager acting alone has the power and authority to act for and bind the company.

The rights, duties and powers of the members and manager of the company are governed by the company’s operating agreement, the Delaware Limited Liability Company Act and the California Revised Uniform Limited Liability Company Act. Members should refer to the company’s operating agreement for complete disclosure of its provisions.

The manager is required to contribute to capital one tenth of one percent (0.1%) of the aggregate capital accounts of the members. In December 2015, the manager, at its sole discretion, made a supplemental contribution to members’ capital of $791,965. This contribution offsets the cumulative difference, between net income and distributions to members for all periods through December 31, 2014.

Members representing a majority of the outstanding units may, without the concurrence of the managers, vote to: (i) dissolve the company, (ii) amend the operating agreement, subject to certain limitations, (iii) approve or disapprove the sale of all or substantially all of the assets of the company or (iv) remove or replace one or all of the managers. Where there is only one manager, a majority in interest of the members is required to elect a new manager to continue the company business after a manager ceases to be a manager due to its withdrawal.

Profits and losses are allocated among the members according to their respective capital accounts monthly after one percent (1%) of the profits and losses are allocated to the manager. The monthly results are subject to subsequent adjustment as a result of quarterly and year-end accounting and reporting. Investors should not expect the company to provide tax benefits of the type commonly associated with limited liability company tax shelter investments. Federal and state income taxes are the obligation of the members, if and when taxes apply, other than the annual California franchise tax and any California LLC cash receipts taxes paid by the company.

The ongoing sources of funds for loans are the proceeds from (1) sale of members’ units, including units sold by reinvestment of distributions, (2) loan payoffs, (3) borrowers’ monthly principal and interest payments, and, (4) to a lesser degree and, if obtained, a line of credit. Cash generated from loan payoffs and borrower payments of principal and interest is used for operating expenses, income distributions to members, reimbursements to RMC of origination and offering expenses and unit redemptions. The cash flow, if any, in excess of these uses is re-invested in new loans.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 1 – ORGANIZATION AND GENERAL (continued)

Distribution policy

Cash available for distribution at the end of each calendar month is allocated ninety-nine percent (99%) to the members and one percent (1%) to the manager. Cash available for distribution means cash flow from operations (excluding repayments for loan principal and other capital transaction proceeds) less amounts set aside for creation or restoration of reserves. The manager may withhold from cash available for distribution otherwise distributable to the members with respect to any period the respective amounts of organization and offering expenses allocated to the members for the applicable period pursuant to the company’s reimbursement and allocation of organization and offering expenses policy.

Per the terms of the company’s operating agreement, cash available for distribution allocated to the members is allocated among the members in proportion to their percentage interests (except with respect to differences in the amounts of organization and offering expenses allocated to the respective members during the applicable period) and in proportion to the number of days during the applicable month that they owned such percentage interests.

Distributions allocable to members, other than those participating in the distribution reinvestment plan (DRIP), and the manager are distributed to them in cash at the end of each calendar month. The manager’s allocable share of cash available for distribution is also distributed not more frequently than with cash distributions to members. Cash available for distribution allocable to members who participate in the DRIP is credited to their respective capital accounts at the end of each calendar month.

To determine the amount of cash to be distributed in any specific month, the company relies in part on its annual forecast of profits, which takes into account the difference between the forecasted and actual results in the prior year and the requirement to maintain a cash reserve.

Distribution reinvestment plan

The DRIP provision of the operating agreement permits members to elect to have all or a portion of their monthly distributions reinvested in additional units. Members may withdraw from the DRIP with written notice.

Ongoing public offering of units/ SEC Registrations

In December, 2012, the company’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (SEC File No. 333-181953) to offer up to 150,000,000 units ($150,000,000) to the public and 37,500,000 units ($37,500,000) to its members pursuant to the DRIP became effective. The 2012 filing enabled us to continue the offer to sell units that commenced in an initial public offering with the filing of a Registration Statement on Form S-11 in June 2008 (SEC File No. 333-155428). The offering of units is ongoing and was extended by filing a new, third registration statement on Form S-11 (SEC File No. 333-208315) in December 2015. The current offering continues until the earlier of either the effective date of the third registration statement, or 180 days after December 4, 2015. When the third registration statement is declared effective, the offering will continue for up to three (3) years thereafter.

The units have been registered pursuant to Section 12(g) of the Exchange Act. Such registration of the units, along with the satisfaction of certain other requirements under ERISA, enables the units to qualify as “publicly-offered securities” for purposes of ERISA and regulations issued thereunder. By satisfying those requirements, the underlying assets of the company should not be considered assets of a “benefit plan investor” (as defined under ERISA) by virtue of the investment by such benefit plan investor in the units.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 1 – ORGANIZATION AND GENERAL (continued)

The following summarizes the proceeds from sales of units, from inception (October 5, 2009) through December 31, 2015.

	Proceeds
Gross proceeds admitted from investors	$30,144,013
From electing members under our distribution reinvestment plan	2,879,166
From premiums paid by RMC	148,904	(1)

Total proceeds from unit sales	$33,172,083

(1)	If a member acquired units through an unsolicited sale, the member’s capital account is credited with their capital contribution plus a premium paid by RMC equal to the amount of the sales commissions that otherwise would have been paid to a broker-dealer by RMC. This amount is reported in the year paid as taxable income to the member.

Liquidity and unit redemption program

Under the operating agreement, members have the right to withdraw from the company or to obtain the return of their capital account after one year from the date of purchase of units. In order to provide liquidity, we have adopted a unit redemption program that provides for a member to redeem all or part of their units, subject to certain limitations.

After the one-year period, a member may redeem all or part of their units, subject to certain limitations. The price paid for redeemed units will be based on the lesser of the purchase price paid by the redeeming member or the member’s capital account balance as of the date of each redemption payment. Redemption value will be calculated as follows:

•	Beginning after one year: 92% of purchase price of the capital account balance, whichever is less;

•	Beginning after two years: 94% of purchase price of the capital account balance, whichever is less;

•	Beginning after three years: 96% of purchase price of the capital account balance, whichever is less;

•	Beginning after four years: 98% of purchase price of the capital account balance, whichever is less;

•	Beginning after five years, 100% of purchase price of the capital account balance, whichever is less.

The company redeems units quarterly, subject to certain limitations as provided for in the operating agreement.

The number of units that may be redeemed per quarter per individual member is subject to a maximum of the greater of 100,000 units or 25% of the member’s units outstanding. For redemption requests requiring more than one quarter to fully redeem, the percentage discount amount that, if any, applies when the redemption payments begin continues to apply throughout the redemption period and applies to all units covered by such redemption request regardless of when the final redemption payment is made.

The company has not established a cash reserve from which to fund redemptions. The company’s capacity to redeem units upon request is limited by the availability of cash and the company’s cash flow. The company will not, in any calendar year, redeem more than five percent (5%) of the weighted average number of units outstanding during the twelve-month period immediately prior to the date of the redemption.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 1 – ORGANIZATION AND GENERAL (continued)

Contributed capital

The manager is required to contribute to capital one tenth of one percent (0.1%) of the aggregate capital accounts of the members. In December 2015, the manager, at its sole discretion, made a supplemental contribution to members’ capital of $791,965. This contribution offset the cumulative difference, between net income and distributions to members for all periods through December 31, 2014.

Manager’s interest

If a manager is removed, withdrawn or terminated, the company will pay to the manager all amounts then accrued and owing to the manager. Additionally, the company will terminate the manager’s interest in the company’s profits, losses, distributions and capital by payment of an amount in cash equal to the then-present fair value of such interest.

Reimbursement and allocation of organization and offering expenses

The manager is reimbursed for, or the company may pay directly, organization and offering expenses (or O&O expenses) incurred in connection with the organization of the company or offering of the units including, without limitation, attorneys’ fees, accounting fees, printing costs and other selling expenses (other than sales commissions) in a total amount not exceeding 4.5% of the original purchase price of all units (other than DRIP units) sold in all offerings (hereafter, the “maximum O&O expenses”), and the manager pays any O&O expenses in excess of the maximum O&O expenses. For each calendar quarter or portion thereof after December 31, 2015, that a member holds units (other than DRIP units) and for a maximum of forty (40) such quarters, a portion of the O&O expenses borne by the company is allocated to and debited from that member’s capital account in an annual amount equal to 0.45% of the member’s original purchase price for those units, in equal quarterly installments of 0.1125% each commencing with the later of the first calendar quarter of 2016 or the first full calendar quarter after a member’s purchase of units, and continuing through the quarter in which such units are redeemed. If at any time the aggregate O&O expenses actually paid or reimbursed by the company since inception are less than the maximum O&O expenses, the company shall first reimburse the manager for any O&O expenses previously borne by it so long as it does not result in the company bearing more than the maximum O&O expenses, and any savings thereafter remaining shall be equitably allocated among (and serve to reduce any subsequent such cost allocations to) those members who have not yet received forty (40) quarterly allocations of O&O expenses, as determined in the good faith judgment of the manager. Any O&O expenses with respect to a member’s units that remain unallocated upon redemption of such units shall be reimbursed to the company by the manager.

Unit sales commissions paid to broker-dealers/formation loan

Commissions for units sales to be paid to broker-dealers (B/D sales commissions) are paid by RMC and are not paid directly by the company out of offering proceeds. Instead, the company advances to RMC amounts sufficient to pay the B/D sales commissions and premiums to be paid to investors in connection with unsolicited orders up to seven percent (7%) of offering proceeds. The receivable arising from the advances is unsecured, and non-interest bearing and is referred to as the “formation loan.” As of December 31, 2015 the company had made such advances of $2,198,481, of which $1,741,741 remain outstanding on the formation loan.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 1 – ORGANIZATION AND GENERAL (continued)

Income taxes and members’ capital – tax basis

Federal and state income taxes are the obligation of the members, if and when taxes apply, other than the annual California franchise tax and any California LLC cash receipts taxes paid by the company.

Term of the company

The term of the company will continue until 2028, unless sooner terminated as provided in the operating agreement.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Certain reclassifications, not affecting previously reported net income or total members capital, have been made to the previously issued consolidated financial statements to conform to the current year presentation.

Management estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Such estimates relate principally to the determination of the allowance for loan losses, including, when applicable, the valuation of impaired loans (which itself requires determining the fair value of the collateral), and the valuation of real estate held for sale and held as investment, at acquisition and subsequently. Actual results could differ significantly from these estimates.

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

Fair values of assets and liabilities are determined based on the fair-value hierarchy established in GAAP. The hierarchy is comprised of three levels of inputs to be used:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the company has the ability to access at the measurement date. An active market is a market in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

•	Level 2 inputs are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly in active markets and quoted prices for identical assets or liabilities that are not active, and inputs other than quoted prices that are observable or inputs derived from or corroborated by market data.

•	Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs reflect the company’s own assumptions about the assumptions market participants would use in pricing the asset or liability (including assumptions about risk). Unobservable inputs are developed based on the best information available in the circumstances and may include the company’s own data.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Loan administrative fees paid to RMC for loans funded by the company are capitalized and amortized over the life of the loan on a straight-line method which approximates the effective interest method.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES

RMC’s allocated one percent (1%) of the profits and losses was $17,571 and $10,937 for 2015 and 2014, respectively. The manager, at its sole discretion, provided financial support that improved net income and the return to investors in both 2015 and 2014. Total support provided, as detailed below, was approximately $634,000 and $204,000 for 2015 and 2014, respectively.

At times, to enhance the company’s earnings, RMC has taken several actions, including:

1)	charging less than the maximum allowable fees,

2)	has not requested reimbursement of qualifying expenses,

3)	paying company expenses, such as professional fees, that could have been obligations of the company, and/or

4)	contributing cash to the company that was credited to members’ capital accounts.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES (continued)

Such fee waivers and cost actions were not made for the purpose of providing the company with sufficient funds to satisfy withdrawal requests, nor to meet any required level of distributions, as the company has no such required level of distributions. RMC does not use any specific criteria in determining the exact amount of fees to be waived and/or costs to be absorbed. Any decision to waive fees and/or to absorb costs, and the amount (if any) to be waived or absorbed, is made by RMC in its sole discretion.

Formation loan

Formation loan transactions are presented in the following table.

	2015	2014	Since Inception

Balance, January 1	$1,255,600	$972,603	$—
Formation loan advances to RMC	620,067	373,728	2,198,482
Payments received from RMC	(126,931)	(88,895)	(445,123)
Early withdrawal penalties applied	(6,995)	(1,836)	(11,618)

Balance, December 31	$1,741,741	$1,255,600	$1,741,741

Subscription proceeds since inception	$31,166,879	$22,433,797	$31,166,879

Formation loan advance			7%

The future minimum payments on the formation loan of December 31, 2015 are presented in the following table.

Year
2016	$174,174
2017	174,174
2018	174,174
2019	174,174
Thereafter	1,045,045

Total	$1,741,741

RMC is required to make annual payments on the formation loan of one tenth of the principal balance outstanding at December 31 of the prior year. The formation loan is forgiven if the manager is removed and RMC is no longer receiving payments for services rendered.

The following commissions and fees are paid by the borrowers.

•	Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, RMC may collect a loan brokerage commission that is expected to range from approximately 1.5% to 5% of the principal amount of each loan made during the year. Total loan brokerage commissions are limited to an amount not to exceed 4% of the total company assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the company. Loan brokerage commissions paid by the borrowers were $368,535 and $196,564, for 2015 and 2014, respectively.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES (continued)

•	Other fees

RMC receives fees for processing, notary, document preparation, credit investigation, reconveyance and other mortgage related fees. The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the company. These fees totaled $56,219 and $36,333, for 2015 and 2014, respectively.

The following fees are paid by the company.

•	Loan administrative fees

RMC is entitled to receive a loan administrative fee in an amount up to one percent (1%) of the principal amount of each new loan originated or acquired on the company’s behalf by RMC for services rendered in connection with the selection and underwriting of potential loans. Such fees are payable by the company upon the closing or acquisition of each loan. The loan administrative fees paid by the company to RMC were $108,194 and $137,712 for the years ended December 31, 2015, and 2014, respectively. In August 2015 RMC, at its sole discretion, began waiving loan administrative fees. Loan administrative fees waived were approximately $113,000, for 2015. There is no assurance RMC will waive these fees in the future.

For 2015, RMC, at its sole discretion, reimbursed the company for approximately $80,000 of loan administrative fees paid to the manager in prior periods, reducing the amortization of loan administrative fees in the income statement and cash flow presentations. There is no assurance RMC will reimburse these fees in the future.

•	Mortgage servicing fees

RMC earns mortgage servicing fees from the company of up to one-quarter of one percent (0.25%) annually of the unpaid principal balance of the loan portfolio or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. RMC is entitled to receive these fees regardless of whether specific mortgage payments are collected. The mortgage servicing fees are accrued monthly on all loans. Remittance to RMC is made monthly unless the loan has been assigned a specific loss reserve, at which point remittance is deferred until the specific loss reserve is no longer required, or the property has been acquired by the company. To enhance the earnings of the company, RMC, in its sole discretion, may elect to accept less than the maximum amount of the mortgage servicing fee. An increase or decrease in this fee within the limits set by the operating agreement directly impacts the yield to the members. Mortgage servicing fees incurred and paid were $53,647 and $40,762 for 2015 and 2014, respectively. RMC did not waive any mortgage servicing fees during 2015 and 2014.

•	Asset management fees

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

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES (continued)

RMC, at its sole discretion, may elect to accept less than the maximum amount of the asset management fee. An increase or decrease in this fee within the limits set by the operating agreement directly impacts the yield to the members. There is no assurance RMC will decrease or waive these fees in the future.

Asset management fees paid to RMC are presented in the following table.

	2015	2014
Chargeable by the managers	$198,439	$150,569
Waived by the managers	(198,439)	(113,115)

Charged	$—	$37,454

•	Costs through RMC

RMC, per the operating agreement, may request reimbursement by the company for operations expense incurred on behalf of the company, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to members and out-of-pocket general and administration expenses. Certain costs (e.g. postage) can be allocated specifically to the company. Other costs are allocated on a pro-rata basis (e.g. by the company’s percentage of total capital of all mortgage funds managed by RMC). Payroll and consulting fees are broken out first based on activity, and then allocated to the company on a pro-rata basis based on percentage of capital to the total capital of all mortgage funds. The decision to request reimbursement of any qualifying charges is made by RMC at its sole discretion. Costs incurred by RMC, for which reimbursement could have been requested, were $167,229 and $104,445, for 2015 and 2014, respectively, of which $0 and $79,403 was collected.

In addition, RMC, at its sole discretion, may elect to reimburse the company for professional services (primarily audit and tax expense). An increase or decrease in reimbursements by RMC directly impacts the yield to the members. RMC reimbursed the company for professional services of $75,565 and $31,605 for 2015 and 2014, respectively. There is no assurance that RMC will reimburse these expenses in the future.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES (continued)

Reimbursement and allocation of organization and offering expenses

Organization and offering expenses (O & O expenses) are summarized in the following table.

	2015	2014
Balance, January 1	$953,271	$754,491
O&O expenses reimbursed to RMC (1)	407,903	199,410
O&O expenses paid by the company	120	637
Amounts paid by manager	(76,956)	—
Early withdrawal penalties applied (2)	(4,813)	(1,267)
Organization and offering costs allocated	—	—

Balance, December 31	$1,279,525	$953,271

Gross proceeds admitted	$30,144,013	$21,183,798
Percent reimbursed to RMC	4.50%	4.50%

(1)	O & O expenses incurred by RMC, RMI IX inception to date	$3,625,000	$3,064,000
	O & O expenses incurred by RMC and remaining to be reimbursed to RMC contingent upon future sales of units	2,268,000	2,111,000
(2)	Redemption penalties collected are applied to the next installment of principal due under the formation loan and to reduce the amount owed RMC for syndication costs. The amounts credited will be determined by the ratio between the initial amount of the formation loan and the total amount of offering costs incurred by the company.

NOTE 4 – LOANS

Loans generally are funded or acquired at a fixed interest rate with a loan term of up to five years. Loans acquired are generally done so within the first six months of origination, and purchased at the current par value, which approximates fair value. As of December 31, 2015, 72 of the company’s 75 loans (representing 99% of the aggregate principal of the company’s loan portfolio) have a loan term of five years or less from loan inception. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment penalty. As of December 31, 2015, 24 loans outstanding (representing 40% of the aggregate principal balance of the company’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table.

	2015	2014

Principal, January 1	$19,185,660	$14,698,430
Loans acquired from affiliates	22,155,623	13,265,250
Loans acquired from third party	—	736,000
Principal payments received	(13,981,145)	(9,514,020)

Principal, December 31	$27,360,138	$19,185,660

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 4 – LOANS (continued)

Loan characteristics

Secured loans had the characteristics presented in the following table at December 31.

	2015	2014

Number of secured loans	75	52
Secured loans – principal	$27,360,138	$19,185,660
Secured loans – lowest interest rate (fixed)	7.5%	7.3%
Secured loans – highest interest rate (fixed)	10.0%	10.0%

Average secured loan – principal	$364,801	$368,955
Average principal as percent of total principal	1.3%	1.9%
Average principal as percent of members’ capital	1.3%	1.9%
Average principal as percent of total assets	1.2%	1.7%

Largest secured loan – principal	$1,200,000	$1,600,000
Largest principal as percent of total principal	4.4%	8.3%
Largest principal as percent of members’ capital	4.2%	8.2%
Largest principal as percent of total assets	4.1%	7.7%

Smallest secured loan – principal	$45,906	$66,278
Smallest principal as percent of total principal	0.2%	0.4%
Smallest principal as percent of members’ capital	0.2%	0.3%
Smallest principal as percent of total assets	0.2%	0.3%

Number of counties where security is located (all California)	17	13
Largest percentage of principal in one county	32.3%	25.2%

Number of secured loans in foreclosure	1	1
Secured loans in foreclosure – principal	$191,772	$193,893

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of December 31, 2015, the company’s largest loan with principal of $1,200,000 represents 4.4% of outstanding secured loans and 4.1% of company assets. The loan is secured by a single family residence property located in San Francisco County, bears an interest rate of 8.5% and matures on July 1, 2016. The loan listed as in foreclosure is current in terms of loan payments, and is expected to perform in accordance with the note.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 4 – LOANS (continued)

Lien position

Secured loans had the lien positions presented in the following table at December 31.

	2015			2014
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	59	$21,204,614	77%	44	$17,114,452	89%
Second trust deeds	16	6,155,524	23	8	2,071,208	11

Total secured loans	75	27,360,138	100%	52	19,185,660	100%

Liens due other lenders at loan closing		9,564,255			4,773,151

Total debt		$36,924,393			$23,958,811

Appraised property value at loan closing		$71,836,840			$44,552,048

Percent of total debt to appraised values (LTV) at loan closing (1)		54.8%			53.8%

(1)	Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table at December 31.

	2015			2014
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	58	19,664,462	72%	40	$14,512,116	76%
Multi-family	4	2,266,402	8	3	1,272,724	6
Commercial	13	5,429,274	20	9	3,400,820	18

Total secured loans	75	27,360,138	100%	52	$19,185,660	100%

(2)	Single family property type as of December 31, 2015 consists of six loans with principal of $2,098,628 that are owner occupied and 52 loans with principal of $17,565,834 that are non-owner occupied. At December 31, 2014, single family property consisted of five loans with principal of $1,318,743 that were owner occupied and 35 loans with principal of $13,193,373 that were non-owner occupied.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 4 – LOANS (continued)

Delinquency

Secured loans summarized by payment delinquency are presented in the following table at December 31.

	2015		2014
	Loans	Amount	Loans	Amount
Past Due
30-89 days	1	$318,020	1	$448,930
90-179 days	—	—	2	514,791
180 or more days	—	—	—	—

Total past due	1	318,020	3	963,721
Current	74	27,042,118	49	18,221,939

Total secured loan balance	75	$27,360,138	52	$19,185,660

Modifications and troubled debt restructurings

No loan modifications were made during 2015 and 2014, and no modifications were in effect at December 31, 2015 and 2014.

Loans in non-accrual status

At December 31, 2015 and 2014, no loans were designated as in non-accrual status.

Impaired loans/allowance for loan losses

No loans were designated at December 31, 2015 and 2014 as impaired. As all loans were deemed to have protective equity (i.e., low loan-to-value ratio) such that collection is reasonably assured for amounts owing, no allowance for loan losses has been recorded.

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table as of December 31, 2015.

	Loans	Principal	Percent
2016	19	$7,821,483	28%
2017	16	6,826,844	25
2018	13	4,559,673	16
2019	9	2,533,269	9
2020	15	4,080,643	15
Thereafter	3	1,538,226	7

Total future maturities	75	$27,360,138	100%

Loans may be repaid or refinanced before, at or after the contractual maturity date. On matured loans, the company may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 4 – LOANS (continued)

The company renewed two loans, at then market terms, during both 2015 and 2014, respectively, with aggregate principal balances of $1,375,000 and $1,020,664, respectively.

Distribution by California counties

The distribution of secured loans outstanding by California counties at December 31 is presented in the following table.

	2015		2014
	Principal	Percent	Principal	Percent
San Francisco Bay Area
Alameda	$5,121,849	18.7%	$2,322,907	12.1%
San Francisco	3,885,098	14.2	4,584,854	23.9
San Mateo	3,057,222	11.2	1,554,577	8.1
Santa Clara	1,383,633	4.9	891,674	4.7
Contra Costa	1,303,036	4.7	1,186,371	6.1
Marin	379,758	1.5	—	—
Sonoma	45,906	0.2	67,146	0.4

	15,176,502	55.4	10,607,529	55.3

Other Northern California
Monterey	559,304	2.1	180,897	0.9
Placer	359,118	1.3	—	—
Sacramento	214,607	0.8	—	—
Yolo	174,927	0.6	—	—
San Joaquin	159,533	0.6	—	—
Santa Cruz	—	—	2,320,000	12.0

	1,467,489	5.4	2,500,897	13.0

Northern California Total	16,643,991	60.8	13,108,426	68.3

Los Angeles & Coastal
Los Angeles	8,841,419	32.3	4,840,941	25.2
Orange	747,708	2.7	432,828	2.3
San Diego	593,019	2.2	66,278	0.4

	10,182,146	37.2	5,340,047	27.9
Other Southern California
San Bernardino	136,028	0.5	635,768	3.3
Riverside	397,973	1.5	101,419	0.5

	534,001	2.0	737,187	3.8

Southern California Total	10,716,147	39.2	6,077,234	31.7

Total Secured Loans	$27,360,138	100%	$19,185,660	100.0%

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 4 – LOANS (continued)

Commitments/loan disbursements/construction and rehabilitation loans

The company may make construction loans that are not fully disbursed at loan inception. Construction loans are determined by the managers to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multi-family properties. The company will approve and fund the construction loan up to a maximum loan balance. Disbursements will be made periodically as phases of the construction are completed or at such other times as the loan documents may require. Undisbursed construction funds will be held in escrow pending disbursement. Upon project completion, construction loans are reclassified as permanent loans. Funding of construction loans is limited to 10% of the loan portfolio. As of December 31, 2015, the company had no construction loans outstanding.

The company may also make rehabilitation loans. A rehabilitation loan will be approved up to a maximum principal balance and, at loan inception, will be either fully or partially disbursed. If fully disbursed, a rehabilitation escrow account is established and advanced periodically as phases of the rehabilitation are completed or at such other times as the loan documents may require. If not fully disbursed, the rehabilitation loan will be funded from available cash balances and future cash receipts. The company does not maintain a separate cash reserve to fund undisbursed rehabilitation loan obligations. Rehabilitation loan proceeds are generally used to acquire and remodel single family homes for future sale or rental. Upon project completion, rehabilitation loans are reclassified as permanent loans. Funding of rehabilitation loans is limited to 15% of the loan portfolio. At December 31, 2015, the company had no rehabilitation loans outstanding.

Fair value

The company does not record its loans at fair value on a recurring basis. Loans designated impaired (i.e. that are collateral dependent) are measured at fair value on a non-recurring basis. The company did not have any loans designated impaired at December 31, 2015 or 2014.

•	Secured loans, performing (i.e. not designated as impaired) (Level 2) - Each loan is reviewed quarterly for its delinquency, LTV adjusted for the most recent valuation of the underlying collateral, remaining term to maturity, borrower’s payment history and other factors. Also considered is the limited resale market for the loans. Most companies or individuals making similar loans as the company intend to hold the loans until maturity as the average contractual term of the loans (and the historical experience of the time the loan is outstanding due to pre-payments) is shorter than conventional mortgages. As there are no prepayment penalties to be collected, loan buyers may be hesitant to risk paying above par. Due to these factors, sales of the loans are infrequent, because an active market does not exist. The recorded amount of the performing loans (i.e. the loan balance) is deemed to approximate the fair value, although the intrinsic value of the loans would reflect a premium due to the interest to be received.

•	Secured loans, designated impaired (Level 2) - Secured loans designated impaired are deemed collateral dependent, and the fair value of the loan is the lesser of the fair value of the collateral or the enforceable amount owing under the note. The fair value of the collateral is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values and publicly available information on in-market transactions (Level 2 inputs).

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 4 – LOANS (continued)

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

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 5 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS AND ORGANIZATION AND OFFERING COSTS

Legal proceedings

In the normal course of its business, the company may become involved in legal proceedings (such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc.) to collect the debt owed under the promissory notes, to enforce the provisions of the deeds of trust, to protect its interest in the real property subject to the deeds of trust and to resolve disputes with borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the net income or balance sheet of the company. As of the date hereof, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

Commitments

The company had no contractual obligations, except to reimburse RMC for O&O expenses at December 31, 2015. As of December 31, 2015, approximately $2,268,186 was to be reimbursed to RMC contingent upon future sales of units.

NOTE 6 – SUBSEQUENT EVENTS

None

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Armanino LLP (or Armanino) was previously the independent registered public accounting firm for RMI IX. In December 2015, Armanino was dismissed and BDO USA, LLP was engaged as the new independent registered public accounting firm for RMI IX. The audit report of Armanino on the financial statements of RMI IX as of and for the year ended December 31, 2014 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by the board of directors of RMC, the manager of RMI IX.

During the year ended December 31, 2014, and the subsequent year through December 17, 2015, there were no: (1) disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) with Armanino on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference to the subject matter of such disagreement in their reports, or (2) reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

The managers and their respective managements conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the managers concluded the manager’s internal control over financial reporting was effective as of December 31, 2015.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in the manager’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the manager’s internal control over financial reporting.

Item 9B – Other Information

None

Part III

Item 10 – Directors, Executive Officers and Corporate Governance

The company has no directors or executive officers. The company is externally managed. The manager of the company is RMC. The manager is solely responsible for managing the business and affairs of the company, subject to the voting rights of the members on specified matters. The manager acting alone has the power and authority to act for and bind the company. Members representing a majority of the outstanding units may, without the consent of the managers, vote to: (i) dissolve the company, (ii) amend the operating agreement subject to certain limitations, (iii) approve or disapprove the sale of all or substantially all of the assets of the company and (iv) remove or replace one or all of the managers. A majority in interest of members is required to elect a new manager to continue the company business after a manager ceases to be a manager due to its withdrawal.

The Manager

Redwood Mortgage Corp. Redwood Mortgage Corp. is a licensed real estate broker incorporated in 1978 under the laws of the State of California, and is engaged primarily in the business of arranging and servicing mortgage loans. Redwood Mortgage Corp. will act as the loan broker and servicing agent in connection with loans, as it has done on behalf of several other affiliate of mortgage funds formed by the managers. (RMC’s wholly-owned subsidiary, Gymno LLC, was a co-manager prior to its merger into RMC effective June 30, 2015).

Affiliates of Our Manager

Michael R. Burwell. Michael R. Burwell, age 59, President, Director, Chief Financial Officer, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-2011); President, Director, Chief Financial Officer and Secretary of Gymno Corporation (1986-September 2011) and, the manager of Gymno LLC, the entity into which Gymno Corporation was converted (September 2011- June 30, 2015); President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-September 2011); past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986). Mr. Burwell is licensed as a real estate sales person. Mr. Burwell was a general partner of each of the RMI, RMI II and RMI III limited partnerships. Mr. Burwell is a general partner of each of the RMI IV, RMI V, RMI VI, RMI VII and RMI VIII limited partnerships. Mr. Burwell attended the University of California, at Davis from 1975-1979, playing NCAA soccer for three seasons.

Lorene A. Randich. Lorene A. Randich, age 58, joined Redwood Mortgage Corp. in 1991, and has served as a Director since November 2011. Ms. Randich has held the real estate broker’s license of record for Redwood Mortgage Corp. since November 2011. Since 2001, she has been Vice President of Loan Production and Underwriting. Ms. Randich has been a licensed real estate broker since 1996. She is a member of the National Association of Realtors, the California Mortgage Bankers Association, the California Association of Mortgage Professionals (Board Member–San Francisco/Peninsula Chapter) and the California Mortgage Association (Board Member and Education Committee Chairperson). Ms. Randich received a BA from UC Berkeley in 1980.

Thomas R. Burwell. Thomas R. Burwell, age 48, joined Redwood Mortgage Corp. in 2007 and has served as Marketing and Sales Director since 2012; Loan Officer-Builder Division Wells Fargo Bank, N.A (Westwood, CA 2005-2007); Loan Officer, Wells Fargo Bank, N.A. (Beverly Hills 2004-2005); Loan Officer Wells Fargo Bank, N.A. (New York, NY 2002-2004). Mr. Burwell is a member of the Financial Planning Association, San Francisco, CA. Mr. Burwell received a BA from the University of California at Davis in 1990. Mr. Burwell is a former ATP (Association of Tennis Professionals) world tour professional and was a NCAA Team and Individual Finalist, Team Captain, (Three-time) All-American, #1 Singles and #1 Doubles Player for University of California at Davis.

Financial Oversight by Managers

The company does not have a board of directors or an audit committee. Accordingly, the manager serves the equivalent function of an audit committee for, among other things, the following purposes: appointment, compensation, review and oversight of the work of our independent public accountants, and establishing the enforcing of the Code of Ethics. However, since the company does not have an audit committee and the manager is not independent of the company, the company does not have an “audit committee financial expert.”

Code of Ethics

The managers have adopted a Code of Ethics applicable to the manager and to any agents, employees or independent contractors engaged by the managers to perform the functions of a principal financial officer, principal accounting officer or controller of the company, if any. You may obtain a copy of this Code of Ethics, without charge, upon request by calling our Investor Services Department at (650) 365-5341, option 5.

Item 11 – Executive Compensation

COMPENSATION OF THE MANAGER AND AFFILIATES

As indicated above in Item 10, the company is externally managed and has no officers or directors. The manager is solely responsible for managing the business and affairs of the company, subject to the voting rights of the members on specified matters.

RMC is the manager of the company. The mortgage loans the company invests in are arranged and are generally serviced by RMC. Michael R. Burwell is the president and majority shareholder (through his holdings and beneficial interests in certain trusts) of RMC.

The company’s operating agreement permits certain fees and cost reimbursements to be paid to the managers. See Note 3 (Managers and Other Related Parties) to the financial statements included in Part II, item 8 of this report for a presentation of fees and cost reimbursements to the Manager, which presentation is incorporated herein by reference.

The fees and cost reimbursements in 2015 and 2014 are summarized below.

	Year Ended December 31, 2015				Year Ended December 31, 2014
	Actual Amount Received	Actual Fee %	Maximum Amount Allowable	Maximum Fee %	Actual Amount Received	Actual Fee %	Maximum Amount Allowable	Maximum Fee %
Paid by the Company

Loan Administrative Fee	$108,194	0.49%	$221,556	1.00%	$137,712	1.00%	$137,712	1.00%

Mortgage Servicing Fee	$53,647	0.25%	$53,647	0.25%	$40,762	0.25%	$40,762	0.25%

Asset Management Fee	—	0.00%	$198,439	0.75%	$37,454	0.18%	$150,569	0.75%

Reimbursement of Operating Expenses	—	N/A	$167,299	N/A	$79,403	N/A	$79,403	N/A

1% of Profits and Losses	$17,571	1.00%	$17,571	1.00%	$10,937	1.00%	$10,937	1.00%

Total	$179,412		$658,512		306,268		$419,383

Paid by the Borrowers

Loan Brokerage Commissions	$368,535	2.22%	$1,178,213	4.00%	$196,564	2.24%	$832,064	4.00%

Ancillary Fees	$56,219	N/A	$56,219	N/A	$36,333	N/A	$36,333	N/A

Total	$424,754		$1,234,432		$232,897		$868,397

Paid by Others

Interest earned on deposit	—	N/A	—	N/A	$0	N/A	$0	N/A

Early withdrawal penalty	$4,814	N/A	$4,814	N/A	$3,103	N/A	$3,103	N/A

Item 12 – Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

No person or entity owns beneficially more than five percent (5%) of the units. The manager does not own any units, but has, per the provisions of the company’s operating agreement, made capital contributions of one-tenth of one percent (0.1%) of the aggregate capital accounts of the members, and is allocated one percent (1%) of the net income and losses of the company. In December 2015, the manager, at its sole discretion, made a supplemental contribution to members’ capital of $791,965. This contribution offset the cumulative difference, between net income and distributions to members for all periods through December 31, 2014.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

See Note 1 (Organization and General) and Note 3 (Managers and Other Related Parties) to the Financial Statements in Part II item 8, which describes certain relationships and related transactions and related party fees.

The company is managed externally and does not have the equivalent of independent directors.

Item 14 – Principal Accountant Fees and Services

Fees for services performed for the company by the principal accountant for 2015 and 2014 are as follows:

Audit Fees The aggregate fees billed during the years ended December 31, 2015 and 2014 for professional services rendered for the audit of the company’s annual financial statements included in the company’s Annual Report on Form 10-K, review of financial statements included in the company’s Quarterly Reports on Form 10-Q and for services provided in connection with regulatory filings were approximately $90,000 and $69,000, respectively. RMC, at its sole discretion, absorbed $60,290 and $27,762 of these costs during the years ended December 31, 2015 and 2014, respectively.

Audit Related Fees There were no fees billed during the years ended December 31, 2015 and 2014 for audit-related services.

Tax fees The aggregate fees billed for tax services for the years ended December 31, 2015 and 2014 were approximately $10,000 and $7,000, respectively, and relate to professional services rendered primarily for tax compliance.

All Other Fees There were no other fees billed during the years ended December 31, 2015 and 2014.

All audit and non-audit services are approved by the manager prior to the accountant being engaged by the company.

Part IV

Item 15 – Exhibits and Financial Statement Schedules

A.	Documents filed as part of this report are incorporated:

1.	In Part II, Item 8 under A –Financial Statements.

2.	No financial statement schedules are required to be filed because Redwood Mortgage Investors IX, LLC is a smaller reporting company.

3.	Exhibits.

Exhibit No.	Description of Exhibits

3.1	Ninth Amended and Restated Limited Liability Company Operating Agreement

3.2	Certificate of Formation

4.1	Subscription Agreement and Power of Attorney, including Special Notice for California Residents

10.1	Form of Distribution Reinvestment Plan

10.2	Loan Servicing Agreement

10.3	Form of Note

10.4	Form of Deed of Trust

10.5	Form of Participating Broker-Dealer Agreement

10.6	Form of Advisory Agreement

10.7	Form of Formation Loan Promissory Note

31.1	Certification of Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: March 30, 2016	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 30th day of March, 2016.

Signature	Title	Date

/s/ Michael R. Burwell Michael R. Burwell	President, Secretary and Treasurer of Redwood Mortgage Corp. (Principal Executive, Financial and Accounting Officer); Director of Redwood Mortgage Corp.	March 30, 2016

/s/ Lorene A. Randich Lorene A. Randich	Director of Redwood Mortgage Corp	March 30, 2016

/s/ Thomas R. Burwell Thomas R. Burwell	Director of Redwood Mortgage Corp	March 30, 2016

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

3.1	Ninth Amended and Restated Limited Liability Company Operating Agreement

3.2	Certificate of Formation

4.1	Subscription Agreement and Power of Attorney, including Special Notice for California Residents

10.1	Form of Distribution Reinvestment Plan

10.2	Loan Servicing Agreement

10.3	Form of Note

10.4	Form of Deed of Trust

10.5	Form of Participating Broker-Dealer Agreement

10.6	Form of Advisory Agreement

10.7	Form of Formation Loan Promissory Note

31.1	Certification of Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document