Form 10-Q
period 2016-03-31
Redwood Mortgage Investors IX
filed 2016-05-16
CIK 1448038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC

Balance Sheets

March 31, 2016 (unaudited) and December 31, 2015 (audited)

	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$2,910,835	$1,808,839

Loans
Principal	29,633,693	27,360,138
Advances	20,526	22,731
Accrued interest	216,231	177,209

Loan balances secured by deeds of trust	29,870,450	27,560,078
Loan administrative fees, net	68,058	86,398

Total loans	29,938,508	27,646,476

Total assets	$32,849,343	$29,455,315

LIABILITIES, INVESTORS IN APPLICANT STATUS, AND MEMBERS’ CAPITAL

Liabilities – Accounts payable	$2,251	$2,664

Investors in applicant status	2,116,929	1,022,865

Members’ capital, net	32,717,254	30,171,527
Receivable from manager (formation loan)	(1,987,091)	(1,741,741)

Members’ capital, net, less formation loan	30,730,163	28,429,786

Total liabilities, investors in applicant status and members’ capital	$32,849,343	$29,455,315

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Income

For the Three Months Ended March 31, 2016 and 2015 (unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues, net
Interest income	$594,992	$398,467
Late fees	3,254	2,260

Total revenues	598,246	400,727

Operations Expense
Mortgage servicing fees	17,256	12,160
Asset management fees, net (Note 3)	—	—
Costs from Redwood Mortgage Corp., net (Note 3)	—	36,286
Professional services, net (Note 3)	6,625	643
Other	4,206	1,576

Total operations expense	28,087	50,665

Net income	$570,159	$350,062

Members (99%)	$564,457	$346,561
Manager (1%)	5,702	3,501

	$570,159	$350,062

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statement of Changes in Members’ Capital

For the Three Months Ended March 31, 2016 (unaudited)

		Members Capital, net
	Investors In Applicant Status	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balances at December 31, 2015	$1,022,865	31,403,178	47,874	(1,279,525)	30,171,527
Contributions on application	3,639,999	—	—	—	—
Contributions admitted to members’ capital	(2,545,935)	2,545,935	2,553	—	2,548,488
Premiums paid on application by RMC	7,700	—	—	—	—
Premiums admitted to members’ capital	(7,700)	7,700	—	—	7,700
Net income	—	564,457	5,702	—	570,159
Earnings distributed to members	—	(527,520)	(17,571)	—	(545,091)
Earnings distributed used in DRIP	—	302,515	—	—	302,515
Members’ redemptions	—	(232,208)	—	—	(232,208)
Organization and offering expenses	—	—	—	(114,566)	(114,566)
Manager reimbursement	—	—	—	8,730	8,730
Early withdrawal penalties	—	—	—	—	—

Balance at March 31, 2016	$2,116,929	34,064,057	38,558	(1,385,361)	32,717,254

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Three Months Ended March 31, 2016 and 2015 (unaudited)

	2016	2015
Operations
Interest received	$574,310	$409,752
Other loan income	3,304	2,310
Loan administrative fee paid	—	(36,600)
Operations expense	(28,538)	27,093

Cash from operations	549,076	402,555

Investing – loan principal/advances
Principal collected on loans	3,818,945	1,545,434
Loans originated	(6,092,500)	(3,660,000)
Advances on loans	2,205	(154)

Cash used in loan principal/advances, net	(2,271,350)	(2,114,720)

Financing – members’ capital
Contributions by members	3,650,241	2,183,809
Organization and offering expenses paid, net	(105,837)	(124,679)
Formation loan funding	(245,350)	(152,561)
Formation loan collected	—	8,366

Cash from members’ capital	3,299,053	1,914,935

Net cash increase(decrease) before distributions to members	1,576,780	202,770

Distributions to members
Earnings distributed	(242,576)	(179,438)
Redemptions	(232,208)	(153,474)

Cash distributions to members	(474,784)	(332,912)

Net increase(decrease) in cash	1,101,996	(130,142)

Cash, beginning of period	1,808,839	1,264,314

Cash, end of period	$2,910,835	$1,134,172

Reconciliation of net income to net cash provided by (used in) operating activities

	2016	2015
Net income	$570,159	$350,062
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of loan administrative fees	18,340	31,691
Change in operating assets and liabilities
Accrued interest	(39,022)	(20,407)
Receivable from affiliate	—	77,347
Loan administrative fees	—	(36,600)
Accounts payable	2,124	—
Other	(2,525)	462

Total adjustments	(21,083)	52,493

Net cash provided by (used in) operating activities	$549,076	$402,555

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2016 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL

In the opinion of the manager, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the fiscal year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of the operations results to be expected for the full year.

Redwood Mortgage Investors IX, LLC (RMI IX or the company) is a Delaware limited liability company formed in October 2008 to engage in business as a mortgage lender and investor by making and holding-for-investment mortgage loans secured by California real estate, primarily through first and second deeds of trust.

The company is externally managed. Redwood Mortgage Corp. (RMC) is the manager of the company. The manager is solely responsible for managing the business and affairs of the company, subject to the voting rights of the members on specified matters. The manager acting alone has the power and authority to act for and bind the company. The manager is required to contribute to capital one tenth of one percent (0.1%) of the aggregate capital accounts of the members. The mortgage loans the company funds and/or invests in are arranged and generally are serviced by RMC.

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

The ongoing sources of funds for loans are the proceeds from (1) sale of members’ units, including units sold by reinvestment of distributions (DRIP), (2) loan payoffs, (3) borrowers’ monthly principal and interest payments, and, (4) to a lesser degree and, if obtained, a line of credit. Cash generated from loan payoffs and borrower payments of principal and interest is used for operating expenses, income distributions to members, reimbursements to RMC of origination and offering expenses and unit redemptions. The cash flow, if any, in excess of these uses is re-invested in new loans.

Ongoing public offering of units/ SEC registrations

In December, 2012, the company’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (SEC File No. 333-181953) to offer up to 150,000,000 units ($150,000,000) to the public and 37,500,000 units ($37,500,000) to its members pursuant to the DRIP became effective. The offering of units is ongoing and was extended by filing of a new, third registration statement on Form S-11 (SEC File No. 333-208315) in December 2015. The current, extended offering continues until the earlier of either the effective date of the third registration statement, or June 1, 2016. When the third registration statement is declared effective, the offering will continue for up to three (3) years thereafter.

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

Notes to Financial Statements

March 31, 2016 (unaudited)

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

Distributions allocable to members, other than those participating in the distribution reinvestment plan (DRIP), are distributed to them in cash at the end of each calendar month. The manager’s allocable share of cash available for distribution is also distributed not more frequently than with cash distributions to members. Cash available for distribution allocable to members who participate in the DRIP is credited to their respective capital accounts at the end of each calendar month.

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

Liquidity and unit redemption program

No public trading market exists for the units and none is likely to develop. Thus, there is no certainty the units can be sold at a price equal to the stated value of the capital account. In order to provide liquidity, the company adopted a unit redemption program that provides for a member to redeem all or part of their units, subject to certain limitations.

After the one-year period, a member may redeem all or part of their units, subject to certain limitations. The price paid for redeemed units will be based on the lesser of the purchase price paid by the redeeming member or the member’s capital account balance as of the date of each redemption payment. Redemption value will be calculated as follows:

•	After one year:	92% of purchase price or the capital account balance, whichever is less;

•	After two years:	94% of purchase price or the capital account balance, whichever is less;

•	After three years:	96% of purchase price or the capital account balance, whichever is less;

•	After four years:	98% of purchase price or the capital account balance, whichever is less;

•	After five years:	100% of purchase price or the capital account balance, whichever is less.

The company redeems units quarterly, subject to certain limitations as provided for in the operating agreement.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2016 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL (continued)

Liquidity and unit redemption program (continued)

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

Generally, interest rates on the company’s mortgage loans are not affected by market movements in interest rates. If, as expected, we continue to make primarily fixed rate loans and interest rates were to rise, a possible result would be lower prepayments of the company’s loans. This increase in the duration of the time loans are on the books may reduce overall liquidity, which itself may reduce the partnership’s investment into loans at higher interest rates. Conversely, if interest rates were to decline, we could see a significant increase in borrower prepayments. If we then invest in new loans at lower rates of interest, a lower yield to partners would possibly result.

RMI IX’s primary investment objectives are to:

•	Yield a favorable rate of return from the company’s business of making or investing in loans,

•	Preserve and protect the company’s capital by making and/or investing in loans secured by California real estate, preferably income-producing properties geographically situated in the San Francisco Bay Area and the coastal metropolitan regions of Southern California, and,

•	Generate and distribute net cash flow from these mortgage lending and investing activities.

The company generally funds loans:

•	Having monthly payments of interest only or of principal and interest at fixed rates, calculated on a 30-year amortization basis, and,

•	Having maturities of 5 years or less, not to exceed 15 years.

The cash flow and the income generated by the real property securing the loan factor into the credit decisions, as does the general creditworthiness, experience and reputation of the borrower. However, for loans secured by real property, other than owner-occupied personal residences, such considerations are subordinate to a determination that the value of the real property is sufficient, in and of itself, as a source of repayment. The amount of the company’s loan combined with the outstanding debt and claims secured by a senior deed of trust on the real property, if any, generally is not to exceed a percentage of the appraised value of the property (the “loan to value ratio”, or LTV) specified in the lending guidelines.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2016 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL (continued)

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

Reimbursement and allocation of organization and offering expenses

The manager is reimbursed for, or the company may pay directly, organization and offering expenses (or O&O expenses) incurred in connection with the organization of the company or offering of the units including, without limitation, attorneys’ fees, accounting fees, printing costs and other selling expenses (other than sales commissions) in a total amount not exceeding 4.5% of the original purchase price of all units (other than DRIP units) sold in all offerings (hereafter, the “maximum O&O expenses”), and the manager pays any O&O expenses in excess of the maximum O&O expenses. For each calendar quarter or portion thereof after December 31, 2015 that a member holds units (other than DRIP units) and for a maximum of forty such quarters, a portion of the O&O expenses borne by the company is allocated to and debited from that member’s capital account in an annual amount equal to 0.45% of the member’s original purchase price for those units, in equal quarterly installments of 0.1125% each commencing with the later of the first calendar quarter of 2016 or the first full calendar quarter after a member’s purchase of units, and continuing through the quarter in which such units are redeemed. If at any time the aggregate O&O expenses actually paid or reimbursed by the company since inception are less than the maximum O&O expenses, the company shall first reimburse the manager for any O&O expenses previously borne by it so long as it does not result in the company bearing more than the maximum O&O expenses, and any savings thereafter remaining shall be equitably allocated among (and serve to reduce any subsequent such cost allocations to) those members who have not yet received forty quarterly allocations of O&O expenses, as determined in the good faith judgment of the managers. Any O&O expenses with respect to a member’s units that remain unallocated upon redemption of such units shall be reimbursed to the company by the manager.

Term of the Company

The term of the company will continue until October 8, 2028, unless sooner terminated as provided in the operating agreement.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2016 (unaudited)

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

The fair value of the collateral is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values and publicly available information on in-market transactions. Appraisals of commercial real property generally present three approaches to estimating value: 1) market comparables or sales approach; 2) cost to replace; and 3) capitalized cash flows or investment approach. These approaches may or may not result in a common, single value. The market-comparables approach may yield several different values depending on certain basic assumptions, such as, determining highest and best use (which may or may not be the current use); determining the condition (e.g., as-is, when-completed or for land when-entitled); and determining the unit of value (e.g., as a series of individual unit sales or as a bulk disposition).

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2016 (unaudited)

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

Notes to Financial Statements

March 31, 2016 (unaudited)

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

Allowance for loan losses

Loans and the related accrued interest and advances are analyzed on a periodic basis for ultimate recoverability. Delinquencies are identified and followed as part of the loan system. Delinquencies are determined based upon contractual terms. For impaired loans, a provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral values, such that the net carrying amount (unpaid principal balance, plus advances, plus accrued interest less the specific allowance) is reduced to the present value of future cash flows discounted at the loan’s effective interest rate, or, if a loan is collateral dependent, to the estimated fair value of the related collateral, net of any senior loans, and net of any costs to sell in arriving at net realizable value if planned disposition of the asset securing a loan is by way of sale.

The fair value estimates are derived from information available in the real estate markets including similar property, and may require the experience and judgment of third parties such as commercial real estate appraisers and brokers.

Loans determined not to be individually impaired are grouped by the property type of the underlying collateral, and for each loan and for the total by property type, the amount of protective equity or amount of exposure to loss is computed.

Based on its knowledge of the borrowers and their historical (and expected) performance, and the exposure to loss as indicated in the analysis, management estimates an appropriate reserve by property type for probable credit losses in the portfolio. Because the company is an asset-based lender, except as to owner-occupied residences, and because specific regions, neighborhoods and even properties within the same neighborhoods vary significantly as to real estate values and transaction activity, general market trends, which may be indicative of a change in the risk of a loss, and a borrower’s creditworthiness are secondary to the condition of the property, the property type and the neighborhood/region in which the property is located, and do not enter substantially into the determination of the amount of the non-specific (i.e., general) reserves

The company charges off uncollectible loans and related receivables directly to the allowance account once it is determined the full amount is not collectible.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2016 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real estate owned (REO)

Real estate owned (REO) is property acquired in full or partial settlement of loan obligations generally through foreclosure, and is recorded at acquisition at the lower of the amount owed on the loan (legal basis), plus any senior indebtedness, or at the property’s net realizable value, which is the fair value less estimated costs to sell, as applicable. The fair value estimates are derived from information available in the real estate markets, including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers. The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent valuation reserves. After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, REO is analyzed periodically for changes in fair values and any subsequent write down is charged to operations expenses. Any recovery in the fair value subsequent to such a write down is recorded and is not to exceed the value recorded at acquisition. Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale, including potential seller financing.

Recently issued accounting pronouncements

There are no recently effective or issued but not yet effective accounting pronouncements which would have a material effect on the company’s reported financial position or results of operations.

NOTE 3 – MANAGER AND OTHER RELATED PARTIES

RMC’s allocated one percent (1%) of the profits and losses was $5,702 and $3,501 for the three months ended March 31, 2016 and 2015, respectively.

The manager, at its sole discretion, provided financial support in the form of fee waivers and cost actions that improved net income and the return to investors in both 2016 and 2015. Total support provided, as detailed below, was approximately $235,000 and $78,000 for the three months ended March 31, 2016 and 2015, respectively.

The fee waivers and cost actions were not made for the purpose of providing the company with sufficient funds to satisfy withdrawal requests, nor to meet any required level of distributions, as the company has no such required level of distributions. RMC does not use any specific criteria in determining the exact amount of fees to be waived and/or costs to be absorbed. Any decision to waive fees and/or to absorb costs, and the amount (if any) to be waived or absorbed, is made by RMC in its sole discretion

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2016 (unaudited)

NOTE 3 – MANAGER AND OTHER RELATED PARTIES (continued)

Formation loan

Formation loan transactions are presented in the following table at March 31, 2016.

	Three months ended	Since Inception
Balance, January 1	$1,741,741	$—
Formation loan advances to RMC	245,350	2,443,832
Payments received from RMC	—	(445,123)
Early withdrawal penalties applied	—	(11,618)

Balance, March 31	$1,987,091	$1,987,091

Subscription proceeds since inception		$34,806,878

Formation loan advance rate		7%

The future minimum payments on the formation loan are presented in the following table as of March 31, 2016.

2016	$174,174
2017	174,174
2018	174,174
2019	174,174
2020	174,174
Thereafter	1,116,221

Total	$1,987,091

The annual payments on the formation loan are one-tenth of the principal balance outstanding at December 31 of the prior year. Upon termination of the offering, the principal balance outstanding will be paid over 10 years, in equal annual installments. The formation loan is forgiven if the manager is removed and RMC is no longer receiving payments for services rendered.

The following commissions and fees are paid by the borrowers.

-Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, RMC may collect a loan brokerage commission that is expected to range from approximately 2% to 5% of the principal amount of each loan made during the year. Total loan brokerage commissions in any year are limited to an amount not to exceed 4% of the total company assets at the beginning of the year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the company. These fees totaled $132,088 and $27,925 for the three months ended, March 31, 2016 and 2015, respectively.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2016 (unaudited)

NOTE 3 – MANAGER AND OTHER RELATED PARTIES (continued)

-Other fees

RMC receives fees for processing, notary, document preparation, credit investigation, reconveyance and other mortgage related fees. The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the company. These fees totaled $22,249 and $4,322 for the three months ended March 31, 2016 and 2015, respectively.

The following fees are paid by the company.

-Loan administrative fees

RMC is entitled to receive a loan administrative fee in an amount up to 1% of the principal amount of each new loan originated or acquired on the company’s behalf by RMC for services rendered in connection with the selection and underwriting of potential loans. Such fees are payable by the company upon the closing or acquisition of each loan. The loan administration fees paid by the company to RMC were $0 and $36,600 for the three months ended, March 31, 2016 and 2015, respectively. In August 2015 RMC, at its sole discretion, began waiving loan administrative fees. Loan administrative fees waived for the three months ending March 31, 2016 were approximately $60,925. There is no assurance RMC will waive these fees in the future.

-Mortgage servicing fees

RMC earns mortgage servicing fees from the company of up to one-quarter of one percent (0.25%) annually of the unpaid principal balance of the loan portfolio or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. RMC is entitled to receive these fees regardless of whether specific mortgage payments are collected. The mortgage servicing fees are accrued monthly on all loans. Remittance to RMC is made monthly unless the loan has been assigned a specific loss reserve, at which point remittance is deferred until the specific loss reserve is no longer required, or the property has been acquired by the company. To enhance the earnings of the company, RMC, in its sole discretion, may elect to accept less than the maximum amount of the mortgage servicing fee. An increase or decrease in this fee within the limits set by the operating agreement directly impacts the yield to the members. Mortgage servicing fees incurred and paid were $17,256 and $12,160 for the three months ended March 31, 2016 and 2015, respectively. RMC did not waive any mortgage servicing fees during the three months ended March 31, 2016 and 2015.

-Asset management fees

RMC is entitled to receive a monthly asset management fee for managing the company’s portfolio and operations in an amount up to three-quarters of one percent (0.75%) annually of the portion of the capital originally committed to investment in mortgages, not including leverage, and including up to two percent (2%) of working capital reserves. This amount is recomputed annually by subtracting from the then fair value of the company’s loans plus working capital reserves, an amount equal to the outstanding debt.

RMC, at its sole discretion, may elect to accept less than the maximum amount of the asset management fee. An increase or decrease in this fee within the limits set by the operating agreement directly impacts the yield to the members. There is no assurance RMC will decrease or waive these fees in the future.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2016 (unaudited)

NOTE 3 – MANAGER AND OTHER RELATED PARTIES (continued)

-Asset management fees (continued)

Asset management fees paid to RMC are presented in the following table for the three months ended March 31.

	2016	2015
Maximum chargeable by RMC	$60,107	$44,149
Waived by RMC	(60,107)	(44,149)

Charged	$—	$—

-Costs through RMC

RMC, per the operating agreement, may request reimbursement by the company for operations expense incurred on behalf of the company, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to members and out-of-pocket general and administration expenses. Certain costs (e.g. postage) can be allocated specifically to the company. Other costs are allocated on a pro-rata basis (e.g. by the company’s percentage of total capital of all mortgage funds managed by RMC). Payroll and consulting fees are broken out first based on activity, and then allocated to the company on a pro-rata basis based on percentage of capital to the total capital of all mortgage funds. The decision to request reimbursement of any qualifying charges is made by RMC at its sole discretion. For the three months ended March 31, 2016 and 2015, costs incurred by RMC, for which reimbursement could have been requested, were $58,459 and $36,286, respectively. For the three months ended March 31, 2016 and 2015, $0 and $36,286 of fees were collected.

In addition, RMC, at its sole discretion, may elect to reimburse the company for professional services (primarily audit and tax expense). An increase or decrease in reimbursements by RMC directly impacts the yield to the members. RMC reimbursed the company for professional services of $55,389 and $33,531 for the three months ended, March 31, 2016 and 2015, respectively.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2016 (unaudited)

NOTE 3 – MANAGER AND OTHER RELATED PARTIES (continued)

Reimbursement and allocation of organization and offering expenses

Organization and offering expenses (O & O expenses) are summarized in the following table for the three months ended March 31, 2016 and 2015.

	2016	2015
Balance, January 1	$1,279,525	$953,271
O&O expenses reimbursed to RMC	114,566	124,679
Early withdrawal penalties applied (1)	—	(201)
O&O expenses allocated	—	—
O&O expenses reimbursed by manager (2)	(8,730)	—

Balance, March 31	$1,385,361	$1,077,749

Gross proceeds admitted	$32,689,949	$23,954,735

Percent reimbursed to RMC	4.50%	4.50%

O & O expenses incurred by RMC, RMI IX inception to date	$4,355,425	$3,175,384

O & O expenses incurred by RMC and remaining to be reimbursed to RMC contingent upon future sales of units	$2,884,378	$2,097,635

(1)	Early withdrawal penalties collected are applied to the next installment of principal due under the formation loan and to reduce the amount owed RMC for O&O expenses. The amounts credited will be determined by the ratio between the amount of the formation loan and the amount of offering costs incurred by the company.
(2)	The manager reimburses the company for any unallocated O&O expenses on units redeemed.

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years. Loans acquired are generally done so within the first six months of origination, and purchased at the current par value, which approximates fair value. As of March 31, 2016, 78 of the company’s 81 loans (representing 99% of the aggregate principal of the company’s loan portfolio) have a loan term of five years or less from loan inception. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment penalty provision. As of March 31, 2016, 20 loans outstanding (representing 31% of the aggregate principal balance of the company’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the three months ended March 31.

	2016	2015
Principal, January 1	$27,360,138	$19,185,660
Loans Funded	—	—
Loans acquired from affiliates	6,092,500	3,660,000
Principal payments received	(3,818,945)	(1,545,434)

Principal, March 31	$29,633,693	$21,300,226

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2016 (unaudited)

NOTE 4 – LOANS (continued)

Loan characteristics

Secured loans had the characteristics presented in the following table.

	March 31, 2016	December 31, 2015
Number of secured loans	81	75
Secured loans – principal	$29,633,693	$27,360,138
Secured loans – lowest interest rate (fixed)	7.5%	7.5%
Secured loans – highest interest rate (fixed)	10.0%	10.0%

Average secured loan – principal	$365,848	$364,801
Average principal as percent of total principal	1.2%	1.3%
Average principal as percent of members’ capital	1.2%	1.3%
Average principal as percent of total assets	1.1%	1.2%

Largest secured loan – principal	$1,200,000	$1,200,000
Largest principal as percent of total principal	4.0%	4.4%
Largest principal as percent of members’ capital	3.9%	4.2%
Largest principal as percent of total assets	3.7%	4.1%

Smallest secured loan – principal	$38,002	$45,906
Smallest principal as percent of total principal	0.1%	0.2%
Smallest principal as percent of members’ capital	0.1%	0.2%
Smallest principal as percent of total assets	0.1%	0.2%

Number of counties where security is located (all California)	17	17
Largest percentage of principal in one county	28.1%	32.3%

Number of secured loans in foreclosure	1	1
Secured loans in foreclosure – principal	$191,411	$191,772

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of March 31, 2016, the company’s largest loan with a principal balance of $1,200,000 represented 4.0% of outstanding secured loans and 3.7% of company assets. The loan is secured by a residential property located in San Francisco, California, bears an interest rate of 8.5% per annum and matures on July 1, 2016. The loan listed as in foreclosure is current in terms of loan payments, and is expected to perform in accordance with the note.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2016 (unaudited)

NOTE 4 – LOANS (continued)

Lien position

Secured loans had the lien positions presented in the following table.

	March 31, 2016			December 31, 2015
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	66	$24,796,222	84%	59	$21,204,614	77%
Second trust deeds	15	4,837,471	16	16	6,155,524	23

Total secured loans	81	29,633,693	100%	75	27,360,138	100%
Liens due other lenders at loan closing		9,124,335			9,564,255

Total debt		$38,758,028			$36,924,393

Appraised property value at loan closing		$76,081,840			$71,836,840

Percent of total debt to appraised values (LTV) at loan closing(1)		54.1%			54.8%

(1)	Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table.

	March 31, 2016			December 31, 2015
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	62	$20,527,138	69%	58	$19,664,462	72%
Multi-family	5	2,806,815	10	4	2,266,402	8
Commercial	14	6,299,740	21	13	5,429,274	20

Total secured loan balance	81	$29,633,693	100%	75	$27,360,138	100%

(2)	Single family property type as of March 31, 2016 consists of seven loans with principal of $2,434,838 that are owner occupied and 55 loans with principal of $18,092,300 that are non-owner occupied. At December 31, 2015, single family property consisted of six loans with principal of $2,098,628 that were owner occupied and 52 loans with principal of $13,193,373 that were non-owner occupied.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2016 (unaudited)

NOTE 4 – LOANS (continued)

Delinquency

Secured loans summarized by payment delinquency are presented in the following table.

	March 31, 2016		December 31, 2015
	Loans	Amount	Loans	Amount
Past Due
30-89 days	2	$640,600	1	$318,020
90-179 days	—	—	—	—
180 or more days	—	—	—	—

Total past due	2	640,600	1	318,020
Current	79	28,993,093	74	27,042,118

Total secured loan balance	81	$29,633,693	75	$27,360,138

Modifications and troubled debt restructurings

There were no loan modifications made during the three months ended March 31, 2016, and no modifications were in effect as of March 31, 2016 or December 31, 2015.

Loans in non-accrual status

At March 31, 2016 and December 31, 2015, there were no loans designated in non-accrual status.

Impaired loans/allowance for loan losses

At March 31, 2016 and December 31, 2015, the company had not designated any loans as impaired and had not recorded an allowance for loan losses, as all loans were deemed to have protective equity such that collection is reasonably assured for amounts owing.

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table.

Scheduled maturities, as of March 31, 2016	Loans	Principal	Percent
2016(3)	15	$7,129,374	24%
2017	17	6,770,394	22
2018	15	5,345,913	18
2019	14	4,340,619	14
2020	15	4,049,103	14
2021	3	1,837,331	6
Thereafter	1	62,002	1

Total future maturities	80	29,534,736	99
Matured as of March 31, 2016(4)	1	98,957	1

Total secured loan balance	81	$29,633,693	100%

(3)	Loans maturing in 2016 from April 1 to December 31.
(4)	Loan matured in March of 2016 and was in the process of being renewed at the quarter end.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2016 (unaudited)

NOTE 4 – LOANS (continued)

Scheduled maturities (continued)

Loans may be repaid or refinanced before, at or after the contractual maturity date. On matured loans, the company may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

For the three months ended March 31, 2016, there were no renewals made.

Distribution of loans within California

The distribution of secured loans outstanding by California counties is presented in the following table.

	March 31, 2016		December 31, 2015
	Principal	Percent	Principal	Percent
San Francisco Bay Area
Alameda	$5,523,481	18.6%	$5,121,849	18.7%
San Francisco	3,178,200	10.7	3,885,098	14.2
San Mateo	2,752,331	9.3	3,057,222	11.2
Santa Clara	2,683,758	9.0	1,383,633	4.9
Contra Costa	1,901,850	6.4	1,303,036	4.7
Solano	824,549	2.8	—	—
Marin	379,021	1.3	379,758	1.5
Sonoma	38,002	0.1	45,906	0.2

	17,281,192	58.2	15,176,502	55.4

Other Northern California
Monterey	888,174	3.0	559,304	2.1
Placer	358,441	1.2	359,118	1.3
Yolo	171,294	0.6	174,927	0.6
San Joaquin	159,245	0.5	159,533	0.6
Sacramento	—	—	214,607	0.8

	1,577,154	5.3	1,467,489	5.4

Northern California Total	18,858,346	63.5	16,643,991	60.8

Los Angeles & Coastal
Los Angeles	8,311,025	28.1	8,841,419	32.3
San Diego	819,022	2.8	593,019	2.2
Orange	747,263	2.5	747,708	2.7

	9,877,310	33.4	10,182,146	37.2

Other Southern California
Riverside	762,266	2.6	397,973	1.5
San Bernardino	135,771	0.5	136,028	0.5

	898,037	3.1	534,001	2.0

Southern California Total	10,775,347	36.5	10,716,147	39.2

Total Secured Loans	$29,633,693	100.0%	$27,360,138	100.0%

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2016 (unaudited)

NOTE 4 – LOANS (continued)

Commitments/loan disbursements/construction and rehabilitation loans

The company may make construction loans that are not fully disbursed at loan inception. Construction loans are determined by the manager to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multi-family properties. The company will approve and fund the construction loan up to a maximum loan balance. Disbursements will be made periodically as phases of the construction are completed or at such other times as the loan documents may require. Undisbursed construction funds will be held in escrow pending disbursement. Upon project completion, construction loans are reclassified as permanent loans. Funding of construction loans is limited to 10% of the loan portfolio. At March 31, 2016, the company had no construction loans outstanding.

The company may also make rehabilitation loans. A rehabilitation loan will be approved up to a maximum principal balance and, at loan inception, will be either fully or partially disbursed. If fully disbursed, a rehabilitation escrow account is established and advanced periodically as phases of the rehabilitation are completed or at such other times as the loan documents may require. If not fully disbursed, the rehabilitation loan will be funded from available cash balances and future cash receipts. The company does not maintain a separate cash reserve to fund undisbursed rehabilitation loan obligations. Rehabilitation loan proceeds are generally used to acquire and remodel single family homes for future sale or rental. Upon project completion, rehabilitation loans are reclassified as permanent loans. Funding of rehabilitation loans is limited to 15% of the loan portfolio. At March 31, 2016, the company had no rehabilitation loans outstanding.

Fair Value

The company does not record its loans at fair value on a recurring basis. Loans designated impaired (i.e., that are collateral dependent) are measured at fair value on a non-recurring basis. The company did not have any loans designated impaired at March 31, 2016 or December 31, 2015.

•	Secured loans, performing (i.e., not designated as impaired) (Level 2) - Each loan is reviewed quarterly for its delinquency, LTV adjusted for the most recent valuation of the underlying collateral, remaining term to maturity, borrower’s payment history and other factors. Also considered is the limited resale market for the loans. Most companies or individuals making similar loans as the company intend to hold the loans until maturity as the average contractual term of the loans (and the historical experience of the time the loan is outstanding due to pre-payments) is shorter than conventional mortgages. As there are no prepayment penalties to be collected, loan buyers may be hesitant to risk paying above par. Due to these factors, sales of the loans are infrequent, because an active market does not exist. The recorded amount of the performing loans (i.e., the loan balance) is deemed to approximate the fair value, although the intrinsic value of the loans would reflect a premium due to the interest to be received.

•	Secured loans, designated impaired (Level 2) - Secured loans designated impaired are deemed collateral dependent, and the fair value of the loan is the lesser of the fair value of the collateral or the enforceable amount owing under the note. The fair value of the collateral is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values and publicly available information on in-market transactions (Level 2 inputs).

The following methods and assumptions are used to determine the fair value of the collateral securing a loan.

Single family – Management’s preferred method for determining the fair market value of the company’s single-family residential assets is the sale comparison (sale comps) method. Management primarily obtains sale comps through its subscription to the RealQuest service, but also uses free online services such as Zillow.com and other available resources to supplement this data. Sale comps are reviewed for similarity to the subject property, examining features such as proximity to subject, number of bedrooms and bathrooms, square footage, sale date, condition and year built.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2016 (unaudited)

NOTE 4 – LOANS (continued)

Fair Value (continued)

If applicable sale comps are not available or deemed unreliable, management will seek additional information in the form of brokers’ opinions of value or appraisals.

Multi-family residential – Management’s preferred method for determining the aggregate retail value of the company’s multifamily units is the sale comparison method. Sale comps are reviewed for similarity to the subject property, examining features such as proximity to subject, rental income, number of units, composition of units by the number of bedrooms and bathrooms, square footage, condition, amenities and year built.

Where adequate sale comps are not available, management will seek additional information in the form of brokers’ opinions of value or appraisals.

Management’s secondary method for valuing multifamily assets as income-producing rental operations is the direct capitalization method. In order to determine market cap rates for properties of the same class and location as the subject, management refers to published data from reliable third-party sources such as the CBRE Cap Rate Survey. Management applies the appropriate cap rate to the subject’s most recent available annual net operating income to determine the property’s value as an income-producing project. When reliable net operating income information is not available or the project is under development or is under-performing to market, management will seek additional information and analysis to determine the cost to improve and the intrinsic fair value.

Commercial buildings – Where commercial rental income information is available, management’s preferred method for determining the fair value of the company’s commercial real estate assets is the direct capitalization method. In order to determine market cap rates for properties of the same class and location as the subject, management refers to reputable third-party sources such as the CBRE Cap Rate Survey. Management then applies the appropriate cap rate to the subject’s most recent available annual net operating income to determine the property’s value as an income-producing commercial rental project. When reliable net operating income information is not available or the project is under development or is under-performing to market, management will seek additional information and analysis to determine the cost to improve and the intrinsic fair value.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS AND ORGANIZATION AND OFFERING COSTS

Legal proceedings

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes or protect or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance. As of March 31, 2016, the company was not involved in any legal proceedings other than those that would be considered part of the normal course of business.

Commitments

The company had no contractual obligations, except to reimburse RMC for O&O expenses.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2016 (unaudited)

NOTE 6 – SUBSEQUENT EVENTS

None.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of the operations results to be expected for the full year.

Forward-Looking Statements

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (or the Exchange Act), including statements regarding the company’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods or by use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” “possible” or similar terms or variations on those terms or the negative of those terms. Forward-looking statements include statements regarding trends in the California real estate market, future interest rates and economic conditions and their effect on the company and its assets, estimates as to the allowance for loan losses, estimates of future redemptions of units, future funding of loans by the company, and beliefs relating to how the company will be affected by current economic conditions and trends in the financial and credit markets. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following:

•	changes in economic conditions and interest rates,

•	the impact of competition and competitive pricing for mortgage loans,

•	downturns in the California real estate markets which affect the manager’s and our ability to find suitable loans in a weaker economy where there is less activity in the real estate market,

•	our ability to grow our mortgage lending business,

•	the manager’s ability to make and arrange for loans that fit our investment criteria,

•	the concentration of credit risks to which we are exposed,

•	increases in payment delinquencies and defaults on our mortgage loans, and

•	changes in government regulation and legislative actions affecting our business.

All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Overview

Redwood Mortgage Investors IX, LLC (or we, RMI IX or the company) is a Delaware limited liability company formed in October 2008 to engage in business as a mortgage lender and investor by making and holding-for-investment mortgage loans secured by California real estate, primarily through first and second deeds of trust.

See Note 1 (Organization and General) to the financial statements included in Part I, Item 1 of this report on Form 10-Q for additional detail on the organization and operations of RMI IX which detail is incorporated by this reference into this Item 2.

Ongoing public offering of units/ SEC Registrations

In December, 2012, the company’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (SEC File No. 333-181953) to offer up to 150,000,000 units ($150,000,000) to the public and 37,500,000 units ($37,500,000) to its members pursuant to the DRIP became effective. The offering of units is ongoing and was extended by filing of a new, third registration statement on Form S-11 (SEC File No. 333-208315) in December 2015. The current, extended offering continues until the earlier of either the effective date of the third registration statement or June 1, 2016. When the third registration statement is declared effective, the offering will continue for up to three (3) years thereafter.

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

The following summarizes the proceeds from sales of units, from inception (October 5, 2009) through March 31, 2016.

	Proceeds
Gross proceeds admitted from investors	$32,689,949
From electing members under our distribution reinvestment plan	3,181,681
From premiums paid by RMC	156,604	(1)

Total proceeds from unit sales	$36,028,234

(1)	If a member acquired units through an unsolicited sale, the member’s capital account is credited with their capital contribution plus a premium paid by RMC equal to the amount of the sales commissions that otherwise would have been paid to a broker-dealer by RMC. This amount is reported in the year paid as taxable income to the member.

The proceeds from the sales of the units will not be segregated but will be commingled with the company’s cash. The ongoing sources of funds for loans are the proceeds from (1) sale of units, including units sold by reinvestment of distributions, (2) loan payoffs, (3) borrowers’ monthly principal and interest payments, and (4) to a lesser degree and, if obtained, a line of credit. Cash generated from loan payoffs and borrower payments of principal and interest is used for operating expenses, income distributions to members, reimbursements to RMC of organization and offering expenses, and unit redemptions. The cash flow, if any, in excess of these uses is reinvested in new loans.

Critical Accounting Policies

See Note 2 (Summary of Significant Accounting Policies) to the financial statements included in Part I, Item 1 of this report on Form 10-Q for a detailed presentation of critical accounting policies, which presentation is incorporated by this reference into this Item 2.

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

Performance highlights

Members’ capital, net of O&O expenses, at March 31, 2016, was approximately $32,679,000, an increase of $10,620,000 since March 31, 2015. The company is continuing to increase the number of FINRA registered broker-dealer firms and their associated representatives that can sell our units and focusing on increasing the states in which our units can be offered.

In turn, our investment in mortgage loans is increasing steadily as we strive to be fully invested. Mortgage loan balances grew to approximately $29,634,000 at March 31, 2016, an increase of approximately $8,334,000 since March 31, 2015.

Net income for the three months ended March 31, 2016 and 2015 was $570,159 and $350,062, respectively. Revenue from the interest on loans for the three months ended March 31, 2016 increased by approximately $197,000 over the same period in 2015, due to the growth of the secured loan portfolio. Operations expense for the three months ended March 31, 2016 decreased by approximately $23,000, over the same period in 2015, due primarily to an increase in manager reimbursements and waived fees. In all periods presented, the manager, at its sole discretion, provided significant support to the company which affects the net income results.

Key Performance Indicators

The table below shows key performance indicators at and for the three months ended March 31.

	2016	2015	2014
Members’ capital, gross – end of period balance	$34,064,057	24,525,148	18,144,032
Members’ capital, gross – average balance	$32,733,618	23,123,000	17,753,000

Secured loans – end of period balance	$29,633,693	21,300,226	15,005,845
Secured loans – average daily balance	$28,103,384	19,965,000	15,192,000

Interest on loans, gross	$613,332	430,159	346,686
Portfolio interest rate(1)	8.6%	8.7%	9.3%
Effective yield rate(2)	8.6%	8.6%	9.1%

Amortization of loan administrative fees, net	$18,339	31,691	31,509
Percent of average daily balance(3)	0.3%	0.6%	0.8%

Interest on loans, net	$594,992	398,467	315,177
Percent of average daily balance(3)	8.5%	8.0%	8.3%

Provision for loan losses	$—	—	—
Percent of average daily balance(3)	—	—	—

Total operations expense	$28,087	50,665	114,598

Net Income	$570,159	350,062	201,846
Percent of average members’ capital(4)(5)	6.9%	6.0%	4.5%

Member Distributions	$527,520	387,250	297,916
Percent	6.5%	6.5%	6.5%

Member Redemptions	$232,208	153,474	—

(1)	Stated note interest rate, weighted daily average
(2)	Yield rate of interest on loans, annualized
(3)	Percent of secured loans – average daily balance, annualized
(4)	Percent of members’ capital, gross – average balance, annualized
(5)	Percent based on the net income available to members (excluding 1% allocated to manager)

Members’ capital, gross – end of period balance

The March 31 end of period gross members’ capital balance for 2016 of $34,064,057, was an increase of approximately 39% ($9.5 million) over 2015’s $24,525,148. The increase was due to new member sales and participation in our distribution reinvestment plan (DRIP), which were partially offset by redemptions.

Units redeemed by month in the first quarter are presented in the following table.

2016 Q1	Price per unit(1)	Units redeemed
January	$1	—
February	$1	—
March	$1	$232,208

Total		$232,208

(1)	The unit redemption program is ongoing and available to members beginning one year after the purchase of the units. The maximum number of units that may be redeemed in any year and the maximum amount of redemption available in any period to members are subject to certain limitations.

The table below shows distributions reinvested by members under the distribution reinvestment plan, cash distributions to members, the total distributions to members, and the percent of members’ capital electing cash distribution for the three months ended March 31, 2016 and 2015, respectively.

	2016	2015
Reinvesting	$302,515	$218,749
Distributing	225,005	168,501

Total	$527,520	$387,250

Percent of members’ capital, electing distribution	43%	44%

Net cash provided by (used in) operations, net income and distributions to members, for the three months ended March 31, 2016, are summarized in the following table:

				Percent Of
Quarter	Net Cash Provided By (Used In) Operations	Net Income Available To Members	Distributions To Members (1)	Distributions Paid From Net Cash Provided By (Used In) Operations	Percent Of Net Income Covering Total Distributions (2)
2016 Q1	$549,076	$564,457	$527,520	104%	107%

(1)	Includes distributions reinvested pursuant to our distribution reinvestment plan (DRIP).
(2)	Net income includes support provided by the manager during the period of $235,000. For the quarter ending March 31, 2015, percent of net income covering total distributions was 90%, which included support from the manager of $78,000. For the year 2015, the percent of net income covering total distributions was 101%, with $634,000 of support provided by the manager.

Secured loans – end-of-period balance

The March 31 end of period secured loan balance for 2016 of $29,633,693 was an increase of approximately 39% ($8.3 million) over 2015’s $21,300,226. The increase in the balance of the secured loan portfolio are due to increased members’ capital available for lending and increased investment in California real estate markets, which expands the market for new loans. Secured loans as a percent of members’ capital (based on average daily balances) was 86% for the three months ended March 31, 2016 and 2015.

As of March 31, 2016, 78 of the company’s 81 loans (representing 99% of the aggregate principal of the company’s loan portfolio) had a loan term of five years or less from loan inception. The remaining loans had terms longer than five years. Substantially all loans are written without a prepayment penalty provision. As of March 31, 2016, 20 loans outstanding (representing 31% of the aggregate principal balance of the company’s loan portfolio) provided for monthly payments of interest only, with the principal due in full at maturity. The remaining loans required monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity as indicated by the overall conservative weighted average loan-to-value ratio (LTV) which at March 31, 2016 was approximately 54%. Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 46% in the property, and we as lender have lent in the aggregate 54% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations on the secured loan portfolio and on the allowance for loan losses, which presentations are incorporated by this reference into this Item 2.

Analysis and discussion of income/(loss) from operations 2016 v. 2015

Significant changes to income or expense areas for the three month period ended March 31, 2016 compared to the same period in 2015 are summarized in the following table.

	Interest Income	Provision/ Allowance For Loan Losses	Late Fees	Operations Expense	Net Income

For the three months ended
March 31, 2016	$594,992	—	3,254	28,087	570,159
March 31, 2015	398,467	—	2,260	50,665	350,062

Change	$196,525	—	994	(22,578)	220,097

Change
Loan Balance Increase	$174,633	—	—	5,096	169,537
Loan Portfolio Effective Yield Rate	21,892	—	—	—	21,892
Late Fees	—	—	994	—	994
Capital Balance Increase	—	—	—	38,130	(38,130)
Managers Fees Waived	—	—	—	(74,416)	74,416
Expense Recognition Timing	—	—	—	5,982	(5,982)
Other	—	—	—	2,630	(2,630)

Change	$196,525	—	994	(22,578)	220,097

Interest income

Interest on loans, net increased $196,525 (49%) for the three months ended March 31, 2016, compared to the same period in 2015 due to growth of the secured loan portfolio. The portfolio’s strong payment history to date has resulted in no loans being designated as non-accrual.

Provision for loan losses/allowance for loan losses

At March 31, 2016, the company had not recorded an allowance for loan losses as no loans were designated as impaired, and all loans had protective equity such that at March 31, 2016, collection was deemed probable for amounts owing. There were no loans past due more than 90 days at March 31, 2016.

Operations Expense

Significant changes to operating expense areas for the three month period ended March 31, 2016 compared to the same period in 2015 are summarized in the following table.

	Mortgage Servicing Fees	Asset Management Fees	Costs Through RMC	Professional Services	Other	Total
For the three months ended
March 31, 2016	$17,256	—	—	6,625	4,206	28,087
March 31, 2015	12,160	—	36,286	643	1,576	50,665

Change	$5,096	—	(36,286)	5,982	2,630	(22,578)

Change
Loan Balance Increase	$5,096	—	—	—	—	5,096
Capital Balance Increase	—	15,957	22,173	—	—	38,130
Managers Fees Waived	—	(15,957)	(58,459)	—	—	(74,416)
Professional Service Timing	—	—	—	5,982	—	5,982
Other	—	—	—	—	2,630	2,630

Change	$5,096	—	(36,286)	5,982	2,630	(22,578)

– Mortgage servicing fees

The increase in mortgage servicing fees of $5,096 for the three months ended March 31, 2016, compared to the same period in 2015 was consistent with the increase in the secured loan portfolio.

– Asset management fees

Total asset management fees chargeable increased by $15,957 for the three months ended March 31, 2016, compared to the same period in 2015 due to the increase in members capital, and was offset by an increase in fees waived by RMC, at its sole discretion. There is no assurance RMC will waive its right to receive such fees in future periods.

– Costs through RMC

Costs incurred by RMC, for which reimbursement could have been requested increased by $22,173 for the three months ended March 31, 2016, compared to the same period in 2015 primarily due to the increases in members capital and the secured loan portfolio. This was offset by an increase in the amount waived by RMC, at its sole discretion, of $58,549 for the three months ended March 31, 2016 compared to the same period in 2015. There is no assurance RMC will waive its right to receive such reimbursements in future periods.

– Professional services

Professional fees consists primarily of legal, audit and tax expenses. The increase in professional services for the three months ended March 31, 2015, was due primarily to manager reimbursements and expense recognition timing.

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

Cash Receipts and disbursements

Cash receipts and disbursements by business activity are presented in the following table for the three months ended March 31.

	2016	2015
Loan principal/advances/interest
Principal & advances collected	$3,821,150	$1,545,280
Interest received, net	574,310	373,152
Other loan income	3,304	2,310
Loan funding	(6,092,500)	(3,660,000)

Cash – loans, net	(1,693,736)	(1,739,258)

Operations expense	(28,538)	27,093

Members’ capital
Gross subscription proceeds	3,650,240	2,183,809
Organization and offering costs, net	(105,837)	(124,679)
Formation loan, net	(245,350)	(144,195)
Distributions and redemptions, net	(474,784)	(332,912)

Cash – members’ capital, net	2,824,269	1,582,023

Net change in cash	$1,101,995	$(130,142)

Contractual obligations

At March 31, 2016 the company had no contractual obligations, except to reimburse RMC for O&O expenses. See Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report for detailed presentations of the company activities for which related parties are compensated and related transactions, which presentations are incorporated by this reference into this Item 2.

At March 31, 2016 the company had no construction or rehabilitation loans outstanding.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the manager’s or company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes or protect or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance. As of the date hereof, the company was not involved in any legal proceedings other than those that would be considered part of the normal course of business.

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of securities by the company which were not registered under the Securities Act of 1933.

Use of Proceeds from Registered Securities

In December, 2012, the company’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (SEC File No. 333-181953) to offer up to 150,000,000 units ($150,000,000) to the public and 37,500,000 units ($37,500,000) to its members pursuant to the DRIP became effective. The 2012 filing enabled us to continue the offer to sell units that commenced in an initial public offering with the filing of a Registration Statement on Form S-11 in June 2008 (SEC File No. 333-155428). The offering of units is ongoing and was extended by filing a new, third registration statement on Form S-11 (SEC File No. 333-208315) in December 2015. The current offering continues until the earlier of either the effective date of the third registration statement or June 1, 2016. When the third registration statement is declared effective, the offering will continue for up to three (3) years thereafter.

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

The following summarizes the proceeds from sales of units, from inception (October 5, 2009) through March 31, 2016.

	Proceeds
Gross proceeds admitted from investors	$32,689,949
From electing members under our distribution reinvestment plan	3,181,681
From premiums paid by RMC	156,604	(1)

Total proceeds from unit sales	$36,028,234

(1)	If a member acquired units through an unsolicited sale, the member’s capital account is credited with its capital contribution plus a premium paid by RMC equal to the amount of the sales commissions that otherwise would have been paid to a broker-dealer by RMC. This amount is reported in the year paid as taxable income to the member.

Units redeemed by month in the first quarter are presented in the following table.

2016 Q1	Price per unit(2)	Units redeemed
January	$1	—
February	$1	—
March	$1	$232,208

Total		$232,208

(2)	The unit redemption program is ongoing and available to members beginning one year after the purchase of the units. The maximum number of units that may be redeemed in any year and the maximum amount of redemption available in any period to members are subject to certain limitations.

The proceeds from the sales of the units will not be segregated but will be commingled with the company’s cash. The ongoing sources of funds for loans are the proceeds from (1) sale of units, including units sold by reinvestment of distributions, (2) loan payoffs, (3) borrowers’ monthly principal and interest payments, and (4) to a lesser degree and, if obtained, a line of credit. Cash generated from loan payoffs and borrower payments of principal and interest is used for operating expenses, reimbursements to RMC of organization and offering expenses, and unit redemptions. The cash flow, if any, in excess of these uses is reinvested in new loans.

ITEM 3.	Defaults Upon Senior Securities

Not Applicable.

ITEM 4.	Mine Safety Disclosures

Not Applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit No.	Description of Exhibits

3.1	Ninth Amended and Restated Limited Liability Company Operating Agreement (incorporated by reference to Exhibit 3.1 to the company’s pre-effective amendment no. 1 to the registration statement on Form S-11 filed with the SEC on April 20, 2016 (file no. 333-208315))

31.1	Certification of Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: May 16, 2016	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

3.1	Ninth Amended and Restated Limited Liability Company Operating Agreement (incorporated by reference to Exhibit 3.1 to the company’s pre-effective amendment no. 1 to the registration statement on Form S-11 filed with the SEC on April 20, 2016 (file no. 333-208315))

31.1	Certification of Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document