Form 10-Q
period 2016-06-30
Redwood Mortgage Investors IX
filed 2016-08-12
CIK 1448038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC

Balance Sheets

June 30, 2016 (unaudited) and December 31, 2015 (audited)

	June 30,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$3,889,716	$1,808,839
Loans
Principal	31,021,965	27,360,138
Advances	21,066	22,731
Accrued interest	218,817	177,209
Loan balances secured by deeds of trust	31,261,848	27,560,078
Loan administrative fees, net	47,014	86,398
Total loans	31,308,862	27,646,476
Receivable from affiliate	3,541	—
Total assets	$35,202,119	$29,455,315

LIABILITIES, INVESTORS IN APPLICANT STATUS, AND MEMBERS’ CAPITAL
Liabilities – Accounts payable	$162	$2,664

Investors in applicant status	1,509,600	1,022,865

Members’ capital, net	35,849,934	30,171,527
Receivable from manager (formation loan)	(2,157,577)	(1,741,741)
Members’ capital, net, less formation loan	33,692,357	28,429,786
Total liabilities, investors in applicant status and members’ capital	$35,202,119	$29,455,315

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Income

For the Three and Six Months Ended June 30, 2016 and 2015 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues, net
Interest income	$625,924	$411,164	$1,220,916	$809,631
Late fees	3,559	3,072	6,813	5,332
Total revenues	629,483	414,236	1,227,729	814,963

Provision for loan losses	—	—	—	—

Operations Expense
Mortgage servicing fees	18,265	13,053	35,521	25,213
Asset management fees, net (Note 3)	—	—	—	—
Costs from Redwood Mortgage Corp., net (Note 3)	—	—	—	36,286
Professional services, net (Note 3)	(2,125)	7,716	4,500	8,359
Other	(20)	12,491	4,186	14,067
Total operations expense	16,120	33,260	44,207	83,925
Net income	$613,363	$380,976	$1,183,522	$731,038
Members (99%)	607,229	377,167	1,171,686	723,728
Managers (1%)	6,134	3,809	11,836	7,310
	$613,363	$380,976	$1,183,522	$731,038

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statement of Changes in Members’ Capital

For the Six Months Ended June 30, 2016 (unaudited)

		Members Capital, net
	Investors In Applicant Status	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balances at December 31, 2015	$1,022,865	$31,403,178	$47,874	$(1,279,525)	$30,171,527
Contributions on application	6,085,515	—	—	—	—
Contributions admitted to members' capital	(5,598,780)	5,598,780	5,610	—	5,604,390
Premiums paid on application by RMC	11,594	—	—	—	—
Premiums admitted to members' capital	(11,594)	11,594	—	—	11,594
Net income	—	1,171,686	11,836	—	1,183,522
Earnings distributed to members	—	(1,099,602)	(17,571)	—	(1,117,173)
Earnings distributed used in DRIP	—	624,933	—	—	624,933
Members’ redemptions	—	(392,125)	—	—	(392,125)
Organization and offering expenses	—	—	—	(251,944)	(251,944)
Manager reimbursement	—	—	—	15,210	15,210
Early withdrawal penalties	—	—	—	—	—
Balance at June 30, 2016	$1,509,600	$37,318,444	$47,749	$(1,516,259)	$35,849,934

Statement of Changes in Members’ Capital

For the Three Months Ended June 30, 2016 (unaudited)

		Members Capital, net
	Investors In Applicant Status	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balances at March 31, 2016	$2,116,929	$34,064,057	$38,558	$(1,385,361)	$32,717,254
Contributions on application	2,445,516	—	—	—	—
Contributions admitted to members' capital	(3,052,845)	3,052,845	3,057	—	3,055,902
Premiums paid on application by RMC	3,894	—	—	—	—
Premiums admitted to members' capital	(3,894)	3,894	—	—	3,894
Net income	—	607,229	6,134	—	613,363
Earnings distributed to members	—	(572,082)	—	—	(572,082)
Earnings distributed used in DRIP	—	322,418	—	—	322,418
Members’ redemptions	—	(159,917)	—	—	(159,917)
Organization and offering expenses	—	—	—	(137,378)	(137,378)
Manager reimbursement	—	—	—	6,480	6,480
Early withdrawal penalties	—	—	—	—	—
Balance at June 30, 2016	$1,509,600	$37,318,444	$47,749	$(1,516,259)	$35,849,934

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Three and Six Months Ended June 30, 2016 and 2015 (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Operations
Interest received	$623,339	$452,636	$1,197,649	$862,388
Other loan income	3,609	3,122	6,913	5,432
Loan administrative fee reimbursed (paid)	21,044	(53,574)	21,044	(90,174)
Operations expense	(21,835)	(33,310)	(50,373)	(6,217)
Total cash provided by (used in) operations	626,157	368,874	1,175,233	771,429
Investing – loan principal/advances
Principal collected on loans	6,686,728	4,499,415	10,505,673	6,044,849
Loans originated	(8,075,000)	(5,357,393)	(14,167,500)	(9,017,393)
Advances on loans	(540)	(81)	1,665	(235)
Total cash provided by (used in) investing	(1,388,812)	(858,059)	(3,660,162)	(2,972,779)
Financing – members’ capital
Contributions by members	2,452,501	1,910,220	6,102,742	4,094,029
Organization and offering expenses paid, net	(130,898)	(52,639)	(236,735)	(177,318)
Formation loan funding	(170,486)	(133,458)	(415,836)	(286,019)
Formation loan collected	-	-	-	8,366
Total cash provided by (used in) financing	2,151,117	1,724,123	5,450,171	3,639,058
Net cash increase (decrease) before distributions to members	1,388,462	1,234,938	2,965,242	1,437,708
Distributions to members
Earnings distributed	(249,664)	(177,863)	(492,240)	(357,301)
Redemptions	(159,917)	(348,366)	(392,125)	(501,840)
Cash distributions to members	(409,581)	(526,229)	(884,365)	(859,141)
Net increase (decrease) in cash	978,881	708,709	2,080,877	578,567
Cash, beginning of period	2,910,835	1,134,172	1,808,839	1,264,314
Cash, end of period	$3,889,716	$1,842,881	$3,889,716	$1,842,881

Reconciliation of net income to net cash provided by (used in) operating activities

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$613,363	$380,976	$1,183,522	$731,038
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of loan administrative fees	—	42,526	18,340	74,217
Change in operating assets and liabilities
Accrued interest	(2,586)	(1,053)	(41,608)	(21,460)
Receivable from affiliate	(3,541)	—	(3,541)	77,347
Loan administrative fees reimbursed (paid)	21,044	(53,574)	21,044	(90,174)
Accounts payable	(2,124)	—	—	—
Other	1	(1)	(2,524)	461
Total adjustments	12,794	(12,102)	(8,289)	40,391
Net cash provided by (used in) operating activities	$626,157	$368,874	$1,175,233	$771,429

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2016 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL

In the opinion of the manager, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the fiscal year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission (or SEC). The results of operations for the three and six month period ended June 30, 2016 are not necessarily indicative of the operations results to be expected for the full year.

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

Ongoing public offering of units/ SEC registrations

In June 2016, the company’s Registration Statement on Form S-11 filed with SEC (SEC File No. 333-208315) to offer up to 120,000,000 units ($120,000,000) to the public and 20,000,000 units ($20,000,000) to its members pursuant to our distribution reinvestment plan (DRIP) became effective and is effective for up to three (3) years thereafter.

The units have been registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (or the Exchange Act).  Such registration of the units, along with the satisfaction of certain other requirements under ERISA, enables the units to qualify as “publicly-offered securities” for purposes of the Employee Retirement Income Security Act of 1974 ( or ERISA) and regulations issued thereunder.  By satisfying those requirements, the underlying assets of the company should not be considered assets of a “benefit plan investor” (as defined under ERISA) by virtue of the investment by such benefit plan investor in the units.

Distribution policy

Cash available for distribution at the end of each calendar month is allocated ninety-nine percent (99%) to the members and one percent (1%) to the manager. Cash available for distribution means cash funds provided from operations (excluding repayments for loan principal and other capital transaction proceeds), net of cash funds used to pay certain operating expenses and debt repayments, less amounts set aside for creation or restoration of reserves. The manager may withhold from cash available for distribution otherwise distributable to the members with respect to any period the respective amounts of organization and offering expenses allocated to the members for the applicable period pursuant to the company’s reimbursement and allocation of organization and offering expenses policy.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2016 (unaudited)

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

Distributions allocable to members, other than those participating in the DRIP, are distributed to them in cash at the end of each calendar month. The manager’s allocable share of cash available for distribution is also distributed not more frequently than with cash distributions to members. Cash available for distribution allocable to members who participate in the DRIP is credited to their respective capital accounts at the end of each calendar month.

Distribution reinvestment plan

The DRIP provision of the operating agreement permits members to elect to have all or a portion of their monthly distributions reinvested in additional units. Members may withdraw from the DRIP with written notice.

Liquidity and unit redemption program

No public trading market exists for the units and none is likely to develop. Thus, there is no certainty the units can be sold at a price equal to the stated value of the capital account. In order to provide liquidity, the company adopted a unit redemption program that provides for a member to redeem all or part of its units, subject to certain limitations.

After a one-year period, a member may redeem all or part of its units, subject to certain limitations. The price paid for redeemed units is based on the lesser of the purchase price paid by the redeeming member or the member’s capital account balance as of the date of each redemption payment.  Redemption value is calculated as follows:

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

The company redeems units at the end of each quarter, subject to certain limitations as provided for in the operating agreement.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2016 (unaudited)

Generally, interest rates on the company’s mortgage loans are not affected by market movements in interest rates.  If, as expected, we continue to make primarily fixed rate loans and interest rates were to rise, a possible result would be lower prepayments of the company’s loans.  This increase in the duration of the time loans are on the books may reduce overall liquidity, which itself may reduce the company’s ability to invest into loans at higher interest rates.  Conversely, if interest rates were to decline, we could see a significant increase in borrower prepayments.  If we then invest in new loans at lower rates of interest, a lower yield to members may possibly result.

RMI IX’s primary investment objectives are to:

•	Yield a favorable rate of return from the company’s business of making and/or investing in mortgage loans,
•

Preserve and protect the company’s capital by making and/or investing in loans secured by California real estate, preferably income-producing properties geographically situated in the San Francisco Bay Area and the coastal metropolitan regions of Southern California, and,

•	Generate and distribute net cash flow from these mortgage lending and investing activities.

The company generally funds loans:

•	Having monthly payments of interest only or of principal and interest at fixed rates, calculated on a 30-year amortization basis with a balloon payment at maturity, and,
•	Having maturities of 5 years or less, [not to exceed 15 years].

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

Unit sales commissions paid to broker-dealers/formation loan

Commissions for units sales to be paid to broker-dealers (B/D sales commissions) are paid by RMC and are not paid directly by the company out of offering proceeds.  Instead, the company advances to RMC, from offering proceeds, amounts not exceeding seven percent (7%) of offering proceeds in the aggregate to pay the B/D sales commissions and premiums to be paid to investors in connection with unsolicited orders .  The receivable arising from the advances is unsecured, and non-interest bearing and is referred to as the “formation loan.”

Reimbursement and allocation of organization and offering expenses

The manager is reimbursed for, or the company may pay directly, organization and offering expenses (or O&O expenses) incurred in connection with the organization of the company or offering of the units including, without limitation, attorneys’ fees, accounting fees, printing costs and other selling expenses (other than sales commissions) in a total amount not exceeding 4.5% of the original purchase price of all units (other than DRIP units) sold in all offerings (hereafter, the “maximum O&O expenses”), and the manager pays any O&O expenses in excess of the maximum O&O expenses.  For each calendar quarter or portion thereof after December 31, 2015 that a member holds units (other than DRIP units) and for a maximum of forty such quarters, a portion of the O&O expenses borne by the company is allocated to and debited from that member’s capital account in an annual amount equal to 0.45% of the member’s original purchase price for those units, in equal quarterly installments of 0.1125% each commencing with the later of the first calendar quarter of 2016 or the first full calendar quarter after a member’s purchase of units, and continuing through the quarter in which such units are redeemed.  If at any time the aggregate O&O expenses actually paid or reimbursed by the company since inception are less than the maximum O&O expenses, the company shall first reimburse the manager for any O&O expenses previously borne by it so long as it does not result in the company bearing more than the maximum O&O expenses, and any savings thereafter remaining shall be equitably allocated among (and serve to reduce any subsequent cost allocations to) those members who have not yet received forty quarterly allocations of O&O expenses, as determined in the good faith judgment of the managers.  Any O&O expenses with respect to a member’s units that remain unallocated upon redemption of such units shall be reimbursed to the company by the manager.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2016 (unaudited)

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

-Fair value estimates

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction.  Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact; and (iv) willing to transact.

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

June 30, 2016 (unaudited)

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

Cash and cash equivalents

The company considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. Periodically, the company’s cash balances in banks exceed federally insured limits.

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

If events and/or changes in circumstances cause management to have serious doubts about the collectability of the payments of interest and principal in accordance with the loan agreement, a loan may be designated as impaired.  Impaired loans are included in management’s periodic analysis of recoverability.  Any subsequent payments on impaired loans are applied to late fees, then to the accrued interest, then to advances, and lastly to principal.

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

Loan administration fees paid to RMC for loans funded by the company are capitalized and amortized over the life of the loan on a straight-line method which approximates the effective interest method.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2016 (unaudited)

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

The fair value estimates of the related collateral are derived from information available in the real estate markets including similar property, and may require the experience and judgment of third parties such as commercial real estate appraisers and brokers.

Loans determined not to be individually impaired are grouped by the property type of the underlying collateral, and for each loan and for the total by property type, the amount of protective equity or amount of exposure to loss is computed.

Based on its knowledge of the borrowers and their historical (and expected) performance, and the exposure to loss as indicated in the analysis, management estimates an appropriate reserve by property type for probable credit losses in the portfolio. Because the company is an asset-based lender, except as to owner-occupied residences, and because specific regions, neighborhoods and even properties within the same neighborhoods vary significantly as to real estate values and transaction activity, general market trends, which may be indicative of a change in the risk of a loss, and a borrower’s creditworthiness are secondary to the condition of the property, the property type and the neighborhood/region in which the property is located, and do not enter substantially into the determination of the amount of the non-specific (i.e., general) reserves.

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

Recently issued accounting pronouncements

On June 16, 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-13 (ASU 2016-13) Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2016 (unaudited)

ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments, including loans. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.  ASU 2016-13’s approach, referred to as the current expected credit losses (CECL) model, applies to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees, and net investments in leases, as well as reinsurance and trade receivables. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses (ECL) should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments.  ASU 2016-13 does not prescribe a specific method to make the estimate so its application will require significant judgment.

Generally, the initial estimate of the ECL and subsequent changes in the estimate will be reported in current earnings. The ECL will be recorded through an allowance for loan losses (ALL) in the statement of financial position.

ASU 2016-13 will be effective for SEC filers in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of fiscal years beginning after December 15, 2018 including interim periods within those fiscal years.

RMC is evaluating the impact of ASU 2016-13 on the credit analytics and other process used in establishing the Allowance for Loan Losses.  The initial – and preliminary conclusion – is that, because RMI IX is a real estate based lender, relying primarily on low LTV’s/significant protective equity in making the lending decision,  the impact on reported financial position and results of operations will not be material to the financial position or results from operations of the company.

NOTE 3 – MANAGER AND OTHER RELATED PARTIES

RMC’s allocated one percent (1%) of the profits and losses was $6,134 and $3,809 for the three months ended and $11,836 and $7,310 for the six months ended June 30, 2016 and 2015, respectively.

RMC, at its sole discretion, provided financial support in the form of fee waivers and absorbed expenses, that improved RMI IX’s net income and the return to investors in both 2016 and 2015.  Total support provided, as detailed below, was approximately $407,000 and $107,000 for the three months ended, and approximately $642,000 and $184,000 for the six months ended June 30, 2016 and 2015, respectively.

The fee waivers and absorbed expenses by RMC were not made for the purpose of providing the company with sufficient funds to satisfy withdrawal requests, nor to meet any required level of distributions, as the company has no such required level of distributions. Any decision by RMC to waive fees and/or to absorb expenses, and the amount (if any) to be waived or absorbed, is made by RMC in its sole discretion. In determining the level of fees to be waived and/or expenses to be absorbed, RMC generally has been guided by the primary investment objectives of RMI IX to yield a favorable rate of return and to generate and distribute cash flow from investment activities (for 2016 and 2015 an annualized distribution rate of 6.5% of members’ capital account balances).  Beginning in 2016, members’ capital accounts (except contributions via DRIP units) are assessed 0.45% annually for 10 years for allocations of O&O expenses, and RMC has maintained net income support sufficient so that the O&O expense allocation is made without causing a reduction in members’ capital account balances. No assurance can be given that RMC will continue to provide net income support in the future.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2016 (unaudited)

Formation loan

Formation loan transactions are presented in the following table at June 30, 2016.

	Six months ended	Since Inception
Balance, January 1	$1,741,741	$—
Formation loan advances to RMC	415,836	2,614,318
Payments received from RMC	—	(445,123)
Early withdrawal penalties applied	—	(11,618)
Balance, June 30	$2,157,577	$2,157,577
Subscription proceeds since inception		$37,252,394
Formation loan advance rate		7%

The future minimum payments on the formation loan are presented in the following table as of June 30, 2016.

2016	$174,174
2017	174,174
2018	174,174
2019	174,174
2020	174,174
Thereafter	1,286,707
Total	$2,157,577

The annual payments on the formation loan are one-tenth of the principal balance outstanding at December 31 of the prior year. Upon completion of the offering, the remaining principal balance outstanding will be paid over 10 years or, if less, over a period until the expiration of the term of our operating agreement, in equal annual installments.  The repayment of the formation loan will be reduced partially by a portion of early redemption penalties paid to us and will be forgiven if the manager is removed and RMC is no longer receiving payments for services rendered.

The following commissions and fees are paid by borrowers directly to RMC.

-Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, RMC may collect a loan brokerage commission that is expected to range from approximately 2% to 5% of the principal amount of each loan made during the year. Total loan brokerage commissions in any year are limited to an amount not to exceed 4% of the total company assets at the beginning of the year. The loan brokerage commissions are paid by borrowers, and thus, are not an expense of the company. These fees totaled $118,380 and $71,603 for the three months ended, and $250,467 and $99,528 for the six months ended June 30, 2016 and 2015, respectively.

-Other fees

RMC receives fees for processing, notary, document preparation, credit investigation, reconveyance and other mortgage related fees.  The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the company.  These fees totaled $18,975 and $12,273 for the three months ended and $41,224 and $16,595 for the six months ended June 30, 2016 and 2015, respectively.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2016 (unaudited)

The following fees are paid by the company to RMC.

-Loan administrative fees

RMC is entitled to receive a loan administrative fee in an amount up to 1% of the principal amount of each new loan originated or acquired on the company’s behalf by RMC for services rendered in connection with the selection and underwriting of potential loans.  Such fees are payable by the company upon the closing or acquisition of each loan.  The loan administration fees paid by the company to RMC were $0 and $53,574 for the three months ended, and $0 and $90,174 for the six months ended June 30, 2016 and 2015, respectively. In August 2015 RMC, at its sole discretion, began waiving loan administrative fees. Loan administrative fees waived were approximately $74,250 for the three months ended, and $135,175 for the six months ended June 30, 2016.  There is no assurance RMC will waive these fees in the future.

-Mortgage servicing fees

RMC earns mortgage servicing fees from the company of up to one-quarter of one percent (0.25%) annually of the unpaid principal balance of the loan portfolio or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  RMC is entitled to receive these fees regardless of whether specific mortgage payments are collected.  The mortgage servicing fees are accrued monthly on all loans.  Remittance to RMC is made monthly unless the loan has been assigned a specific loss reserve, at which point remittance is deferred until the specific loss reserve is no longer required, or the property has been acquired by the company.  To enhance the earnings of the company, RMC, in its sole discretion, may elect to accept less than the maximum amount of the mortgage servicing fee.  An increase or decrease in this fee within the limits set by the operating agreement directly impacts the yield to the members.  Mortgage servicing fees incurred and paid were $18,265 and $13,053  for the three months ended, and $35,521 and $25,213 for the six months ended June 30, 2016 and 2015, respectively.  RMC did not waive any mortgage servicing fees during the three or six months ended June 30, 2016 and 2015.

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

Asset management fees paid to RMC are presented in the following table for the three and six months ended June 30.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Maximum chargeable by RMC	$65,529	$48,188	$125,636	$92,338
Waived by RMC	(65,529)	(48,188)	(125,636)	(92,338)
Charged	$—	$—	$—	$—

-Costs through RMC

RMC, per the operating agreement, may request reimbursement by the company for operations expense incurred on behalf of the company, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to members and out-of-pocket general and administration expenses.  Certain costs (e.g. postage) can be allocated specifically to the company.  Other costs are allocated on a pro-rata basis (e.g. by the company’s percentage of total capital of all mortgage funds managed by RMC).  Payroll and consulting fees are broken out first based on activity, and then allocated to the company on a pro-rata basis based on percentage of capital to the total capital of all mortgage funds.  The decision to request reimbursement of any qualifying charges is made by RMC at its sole discretion. Costs incurred by RMC, for which reimbursement could have been requested, were $63,290 and $34,368 for the three months ended, and $121,749 and $70,654 June 30, 2016 and 2015, respectively. For the three and six months ended June 30, 2016 no fees were collected. For the three and six months ended June 30, 2015 fees totaling $0 and $36,286, respectively, were collected.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2016 (unaudited)

In addition, RMC, at its sole discretion, may elect to reimburse the company for professional services (primarily audit and tax expense).  An increase or decrease in reimbursements by RMC directly impacts the yield to the members.  RMC reimbursed the company for professional services of $204,285 and $24,010 for the three months ended, and $259,674 and $57,542 for the six months ended, June 30, 2016 and 2015, respectively.

Reimbursement and allocation of organization and offering expenses

Organization and offering expenses (O & O expenses) are summarized in the following table for the six months ended June 30, 2016 and 2015.

	2016	2015
Balance, January 1	$1,279,525	$953,271
O&O expenses reimbursed to RMC	251,944	177,318
Early withdrawal penalties applied (1)	—	(201)
O&O expenses allocated	—	—
O&O expenses reimbursed by RMC (2)	(15,210)	—
Balance, June 30	$1,516,259	$1,130,388
Gross proceeds admitted	$35,742,794	$25,119,735
Percent reimbursed to RMC	4.5%	4.5%
O & O expenses incurred by RMC, RMI IX inception to date	$4,797,219	$3,215,205
O & O expenses incurred by RMC and remaining to be reimbursed to RMC	$3,188,794	$1,130,388

(1)

Early withdrawal penalties collected are applied to the next installment of principal due under the formation loan and to reduce the amount owed RMC for O&O expenses.  The amounts credited will be determined by the ratio between the amount of the formation loan and the amount of offering costs incurred by the company.

(2)	RMC reimburses the company for any unallocated O&O expenses on units redeemed.

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years.  Loans acquired are generally done so within the first six months of origination, and purchased at the current par value, which approximates fair value.  As of June 30, 2016, 80 of the company’s 85 loans (representing 98% of the aggregate principal of the company’s loan portfolio) have a loan term of five years or less from loan inception.  The remaining loans have terms longer than five years.  Substantially all loans are written without a prepayment penalty provision.  As of June 30, 2016, 21 loans outstanding (representing 32% of the aggregate principal balance of the company’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the six months ended June 30.

	2016	2015
Principal, January 1	$27,360,138	$19,185,660
Loans funded	70,000	—
Loans acquired from affiliates	14,097,500	9,017,393
Principal payments received	(10,505,673)	(6,044,849)
Principal, June 30	$31,021,965	$22,158,204

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2016 (unaudited)

Loan characteristics

Secured loans had the characteristics presented in the following table.

	June 30,	December 31,
	2016	2015
Number of secured loans	85	75
Secured loans – principal	$31,021,965	$27,360,138
Secured loans – lowest interest rate (fixed)	7.3%	7.5%
Secured loans – highest interest rate (fixed)	10.0%	10.0%

Average secured loan – principal	$364,964	$364,801
Average principal as percent of total principal	1.2%	1.3%
Average principal as percent of members’ capital	1.1%	1.3%
Average principal as percent of total assets	1.0%	1.2%

Largest secured loan – principal	$1,094,978	$1,200,000
Largest principal as percent of total principal	3.5%	4.4%
Largest principal as percent of members’ capital	3.2%	4.2%
Largest principal as percent of total assets	3.1%	4.1%

Smallest secured loan – principal	$26,929	$45,906
Smallest principal as percent of total principal	0.1%	0.2%
Smallest principal as percent of members’ capital	0.1%	0.2%
Smallest principal as percent of total assets	0.1%	0.2%

Number of counties where security is located (all California)	17	17
Largest percentage of principal in one county	22.5%	32.3%

Number of secured loans in foreclosure	1	1
Secured loans in foreclosure – principal	$191,411	$191,772

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of June 30, 2016, the company’s largest loan with a principal balance of $1,094,978 represented 3.5% of outstanding secured loans and 3.1% of company assets.  The loan is secured by a residential property located Alameda County, California, bears an interest rate of 9.25% per annum and matures on January 1, 2021.  The loan listed as in foreclosure is current in terms of loan payments and is expected to perform in accordance with the note.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2016 (unaudited)

Lien position

Secured loans had the lien positions presented in the following table.

	June 30, 2016			December 31, 2015
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	64	$24,620,008	79%	59	$21,204,614	77%
Second trust deeds	21	6,401,957	21	16	6,155,524	23
Total secured loans	85	31,021,965	100%	75	27,360,138	100%
Liens due other lenders at loan closing		11,266,238			9,564,255
Total debt		$42,288,203			$36,924,393

Appraised property value at loan closing		$88,023,793			$71,836,840

Percent of total debt to appraised values (LTV) at loan closing(1)		52.9%			54.8%

(1)

Based on appraised values and liens due other lenders at loan closing.  The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table.

	June 30, 2016			December 31, 2015
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	65	$21,130,584	68%	58	$19,664,462	72%
Multi-family	4	2,203,729	7	4	2,266,402	8
Commercial	16	7,687,652	25	13	5,429,274	20
Total secured loan balance	85	$31,021,965	100%	75	$27,360,138	100%

(2)

Single family property type as of June 30, 2016 consists of 11 loans with principal of $3,606,149 that are owner occupied and 54 loans with principal of $17,524,435 that are non-owner occupied.  At December 31, 2015, single family property consisted of six loans with principal of $2,098,628 that were owner occupied and 52 loans with principal of $17,565,834 that were non-owner occupied.

Delinquency

Secured loans summarized by payment delinquency are presented in the following table.

	June 30, 2016		December 31, 2015
	Loans	Amount	Loans	Amount
Past Due
30-89 days	1	$444,912	1	$318,020
90-179 days	—	—	—	—
180 or more days	—	—	—	—
Total past due	1	444,912	1	318,020
Current	84	30,577,053	74	27,042,118
Total secured loan balance	85	$31,021,965	75	$27,360,138

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2016 (unaudited)

Modifications and troubled debt restructurings

There were no loan modifications made during the three and six months ended June 30, 2016, and no modifications were in effect as of June 30, 2016 or December 31, 2015.

Loans in non-accrual status

At June 30, 2016 and December 31, 2015, there were no loans designated in non-accrual status.

Impaired loans/allowance for loan losses

At June 30, 2016 and December 31, 2015, the company had not designated any loans as impaired and had not recorded an allowance for loan losses, as all loans were deemed to have protective equity such that collection is reasonably assured for amounts owing.

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table.

Scheduled maturities, as of June 30, 2016	Loans	Principal	Percent
2016(3)	12	$5,265,537	17%
2017	14	5,244,908	17
2018	17	6,923,385	22
2019	20	7,740,829	25
2020	13	3,260,349	10
2021	6	2,179,799	7
Thereafter	2	215,747	1
Total future maturities	84	30,830,554	99
Matured as of June 30, 2016(4)	1	191,411	1
Total secured loan balance	85	$31,021,965	100%

(3)	Loans maturing in 2016 from July 1 to December 31.
(4)	Loan matured in June of 2016 and an extension is being negotiated.

Loans may be repaid or refinanced before, at or after the contractual maturity date.  On matured loans, the company may continue to accept payments while pursuing collection of amounts owed from borrowers.  Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

For the three and six months ended June 30, 2016, there were no renewals made.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2016 (unaudited)

Distribution of loans within California

The distribution of secured loans outstanding by California counties is presented in the following table.

	June 30, 2016		December 31, 2015
	Principal	Percent	Principal	Percent
San Francisco Bay Area
Alameda	$5,213,538	16.8%	$5,121,849	18.7%
San Mateo	4,224,652	13.6	3,057,222	11.2
San Francisco	3,597,950	11.6	3,885,098	14.2
Solano	1,823,177	5.9	—	—
Contra Costa	1,778,016	5.7	1,303,036	4.7
Santa Clara	1,372,922	4.5	1,383,633	4.9
Marin	378,268	1.2	379,758	1.5
Sonoma	26,929	0.1	45,906	0.2
	18,415,452	59.4	15,176,502	55.4

Other Northern California
Monterey	2,026,415	6.5	559,304	2.1
Placer	1,077,748	3.5	359,118	1.3
Yolo	166,570	0.5	174,927	0.6
San Joaquin	158,950	0.5	159,533	0.6
Sacramento	—	—	214,607	0.8
	3,429,683	11.0	1,467,489	5.4

Northern California Total	21,845,135	70.4	16,643,991	60.8

Los Angeles & Coastal
Los Angeles	6,982,032	22.5	8,841,419	32.3
San Diego	800,921	2.6	593,019	2.2
Orange	497,735	1.6	747,708	2.7
	8,280,688	26.7	10,182,146	37.2

Other Southern California
Riverside	760,751	2.5	397,973	1.5
San Bernardino	135,391	0.4	136,028	0.5
	896,142	2.9	534,001	2.0

Southern California Total	9,176,830	29.6	10,716,147	39.2
Total Secured Loans	$31,021,965	100.0%	$27,360,138	100.0%

Commitments/loan disbursements/construction and rehabilitation loans

The company may make construction loans that are not fully disbursed at loan inception. Construction loans are determined by the manager to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multi-family properties.  The company will approve and fund the construction loan up to a maximum loan balance. Disbursements will be made periodically as phases of the construction are completed or at such other times as the loan documents may require.  Undisbursed construction funds will be held in escrow pending disbursement.  Upon project completion and receipt of a certificate of occupancy, construction loans are reclassified as permanent loans.  Funding of construction loans is limited to 10% of the loan portfolio.  At June 30, 2016, the company had no outstanding construction loans, and no outstanding commitments to fund construction loans..

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2016 (unaudited)

The company may also make rehabilitation loans.  A rehabilitation loan will be approved up to a maximum principal balance and, at loan inception, will be either fully or partially disbursed.  If fully disbursed, a rehabilitation escrow account is established and advanced periodically as phases of the rehabilitation are completed or at such other times as the loan documents may require.  If not fully disbursed, the rehabilitation loan will be funded from available cash balances and future cash receipts.  The company does not maintain a separate cash reserve to fund undisbursed rehabilitation loan obligations.  Rehabilitation loan proceeds are generally used to acquire and remodel single family homes for future sale or rental.  Upon project completion, rehabilitation loans are reclassified as permanent loans.  Funding of rehabilitation loans is limited to 15% of the loan portfolio.  At June 30, 2016, the company had no outstanding rehabilitation loans, and no outstanding commitments to fund rehabilitation loans.

Fair Value

The company does not record its loans at fair value on a recurring basis.  Loans designated impaired (i.e., that are collateral dependent) are measured at fair value on a non-recurring basis.  The company did not have any loans designated impaired at June 30, 2016 or December 31, 2015.

-

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

-

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

-

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

Management’s secondary method for valuing multifamily assets as income-producing rental operations is the direct capitalization method.  In order to determine market capitalization rates (cap rates) for properties of the same class and location as the subject, management refers to published data from reliable third-party sources such as the CBRE Cap Rate Survey.  Management applies the appropriate cap rate to the subject’s most recent available annual net operating income to determine the property’s value as an income-producing project.  When reliable net operating income information is not available or the project is under development or is under-performing to market, management will seek additional information and analysis to determine the cost to improve and the intrinsic fair value.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2016 (unaudited)

-

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

-

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS AND ORGANIZATION AND OFFERING COSTS

Legal proceedings

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes or protect or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics.  None of these actions typically would be of any material importance.  As of June 30, 2016, the company was not involved in any legal proceedings other than those that would be considered part of the normal course of business.

Commitments

The company had no contractual obligations, except to reimburse RMC for O&O expenses.

NOTE 6 – SUBSEQUENT EVENTS

None.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission (or SEC). The results of operations for the three and six month period ended June 30, 2016 are not necessarily indicative of the operations results to be expected for the full year.

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

Overview

Redwood Mortgage Investors IX, LLC (or we, RMI IX or the company) is a Delaware limited liability company formed in October 2008 to engage in business as a mortgage lender and investor by making and holding-for-investment mortgage loans secured by California real estate, primarily through first and second deeds of trust. The company is externally managed. Redwood Mortgage Corp. (or RMC, the manager or management) is the manager of the Company.

See Note 1 (Organization and General) to the financial statements included in Part I, Item 1 of this report on Form 10-Q for additional detail on the organization and operations of RMI IX which detail is incorporated by this reference into this Item 2. For a detailed presentation of the company activities for which related parties are compensated and related transactions, including the formation loan to RMC, See Note 1 (Organization and General) and Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report, which presentation is incorporated by this reference into this Item 2.

Ongoing public offering of units/ SEC Registrations

In June, 2016, the company’s Registration Statement on Form S-11 filed with the SEC (SEC File No. 333-208315) to offer up to 120,000,000 units ($120,000,000) to the public and 20,000,000 units ($20,000,000) to its members pursuant to the DRIP became effective, and continues for up to three (3) years thereafter.

The units have been registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 (or the Exchange Act).  Such registration of the units, along with the satisfaction of certain other requirements under ERISA, enables the units to qualify as “publicly-offered securities” for purposes of ERISA and regulations issued thereunder.  By satisfying those requirements, the underlying assets of the company should not be considered assets of a “benefit plan investor” (as defined under ERISA) by virtue of the investment by such benefit plan investor in the units.

The following summarizes the proceeds from sales of units, from inception (October 5, 2009) through June 30, 2016.

	Proceeds
Gross proceeds admitted from investors	$35,742,794
From electing members under our distribution reinvestment plan	3,504,099
From premiums paid by RMC	160,498	(1)
Total proceeds from unit sales	$39,407,391

(1)

If a member acquired units through an unsolicited sale, the member’s capital account is credited with their capital contribution plus a premium paid by RMC equal to the amount of the sales commissions that otherwise would have been paid to a broker-dealer by RMC.  This amount is reported in the year paid as taxable income to the member.

The proceeds from the sales of the units will not be segregated but will be commingled with the company’s cash. The ongoing sources of funds for loans are the proceeds from (1) sale of units, including units sold by reinvestment of distributions, (2) loan payoffs, (3) borrowers’ monthly principal and interest payments, and (4) to a lesser degree and, if obtained, a line of credit. Cash generated from loan payoffs and borrower payments of principal and interest is used for operating expenses, income distributions to members, reimbursements to RMC of O&O expenses, and unit redemptions. The cash flow, if any, in excess of these uses is reinvested in new loans.

Critical Accounting Policies

See Note 2 (Summary of Significant Accounting Policies) to the financial statements included in Part I, Item 1 of this report on Form 10-Q for a detailed presentation of critical accounting policies, which presentation is incorporated by this reference into this Item 2.

Results of Operations

General Economic Conditions

All of our mortgage loans are secured by California real estate.  Our secured-loan investment activity and the value of the real estate securing our loans is significantly dependent on economic activity and employment conditions in the state.  Wells Fargo’s Economics Group periodically provides timely, relevant information and analysis in its commentary and reports.  Highlights from recently issued reports from Wells Fargo Securities Economic Group are presented below.

In the publication: California Mid-Year Economic Update (dated June 23, 2016):

Newly Released Data Show Stronger GDP Growth in the Golden State – While a few signs of slowing are evident, California’s economy remains in the midst of a tremendous run of economic growth. Nonfarm employment growth has averaged nearly three percent over the past three years, and the state’s jobless rate has tumbled to 5.2 percent, narrowing the gap to the U.S. rate to just half a percentage point.  California’s good fortune has largely been due to the rapid growth of technology, knowledge-based and creative industries.

Recently released data from the U.S. Bureau of Economic Analysis put some solid numbers behind California’s recent performance.  Real gross domestic product (GDP) grew 4.1 percent in 2015 to 2.46 trillion…. Growth slowed during the second half of the year, however, with real GDP rising at 2.7 percent annualized in the fourth quarter and averaging just 1.6 percent during the second half of the year. This past year marked the strongest growth rate since 2004 and was also one of the fastest growth rates of any state, tying Oregon for the largest percentage gain.  California easily outpaced the national average for the fourth consecutive year, as the nation grew at a lesser 2.4 percent growth pace.  California, which accounts for 13.8 percent of national GDP, accounted for 23.8 percent of the nation’s growth in 2015.

California’s world-renown technology sector, which is largely captured in the information and professional, scientific & technical services sectors, continued in the fourth quarter. The two sectors made the most significant contribution to California’s real GDP growth, contributing a combined 1.3 percentage points to the 2.7 percent overall annualized growth during the quarter.  Moreover, tech-related growth in California has far outpaced the national average over the past year, with tech output growing by a larger 10.3 percent in the California relative to a 6.0 percent gain nationwide.

Housing remains a bright spot in the state’s economy, as California’s burgeoning employment and population growth continues to fuel demand for new homes.  Residential construction activity ramped up in 2015, with single-family permits registering 44,132 units for the year, marking their highest level since 2007. The multifamily market also continued to thrive, with 53,479 units permitted in 2015. The gains in housing helped boost construction output, which accounted for 0.26 percentage points of real GDP growth in the fourth quarter. That said, we  expect the pace of construction to moderate slightly through the balance of this year and in 2017. Multifamily development is set to cool from its breakneck pace and population growth is likely to take a bit of a breather, as residents and would-be residents re-examine the costs and the benefits of living in expensive coastal regions in the Bay Area and Southern California.

In the publication “California Employment Conditions” June 2016 (dated July 22, 2016), the Wells Fargo Economics Group notes:

Hiring Ramps Back Up in June – California employers boosted hiring in June, as nonfarm employment rose by 40,300 jobs, following a 27,500 gain in May.  Through the first six months of this year, nonfarm employment has increased by an average 30,900 jobs per month, which is a marked deceleration from the 40,250 jobs monthly on average in 2015.

California’s important tech sector appears to be losing some of its momentum.  The information industry, which includes software publishing, internet search portals and data processing, cut 3,200 jobs in June, and added an average of 800 jobs a month during the first half of 2016. This is a far cry from the 1,440 jobs added on average in 2015.  By contrast hiring held steady in professional & technical services, which includes computer systems design, adding 4,800 jobs in June, following a huge 10,900-job gain in May.  Manufacturing added 3,600 jobs in June but is California’s only major industry that shrank over the past year.  Construction employment declined for the second-straight month but shows the strongest year-to-year growth.

On a regional basis, the majority of California’s metropolitan areas reported job gains in June.  The Los Angeles-Long Beach-Glendale area reported the largest increase, with 11,500 jobs added.  The San Francisco Bay Area added just over 10,000 jobs, with 6,500 jobs added in San Francisco and 3,500 jobs added in the South Bay.  Other notable pickups came from Anaheim, Fresno and Sacramento, which each added 3,500 jobs or more. Bakersfield was the only metro area posting a major decline, losing 2,100 jobs in June.  This marks the second-consecutive monthly loss for Bakersfield, where energy-related cutbacks are taking a toll.

California’s rapid job growth and strong gains in the high-paying tech sector have driven personal incomes up 5.4 percent over the past year.  While California easily outpaced the nation’s 4.4 percent personal income growth, the state’s higher costs continue to stretch resident’s finances. … The consumer price index (CPI) in California has risen at a much faster rate than its national counterpart.  Rapidly rising housing costs and higher prices for services in general have pushed the California CPI up 2.1 percent over the past year.  Consumer prices in the Bay Area increased by an even larger 2.8 percent.

Performance highlights

Members’ capital, net of O&O expenses, at June 30, 2016, was approximately $35,802,000, an increase of approximately $11,793,000 since June 30, 2015. The company is continually seeking to increase the number of FINRA registered broker-dealer firms and their associated representatives that can sell our units and is focusing on expanding the states in which our units can be offered.

In turn, our investment in mortgage loans is increasing steadily as we strive to be fully invested. Mortgage loan balances grew to approximately $31,022,000 at June 30, 2016, an increase of approximately $8,864,000 since June 30, 2015.

Net income for the three months ended June 30, 2016 and 2015 was $613,363 and $380,976, respectively.  Revenue from the interest on loans, gross for the three months ended June 30, 2016 increased by approximately $172,000 over the same period in 2015, due to the growth of the secured loan portfolio.  Operations expense for the three months ended June 30, 2016 decreased by approximately $17,000, over the same period in 2015, due primarily to an increase in the amount of waived fees and costs absorbed by RMC. In the three months ended June 30, 2016 and 2015, the manager, at its sole discretion, provided significant financial support to the company which had the effect of increasing net income.

Net income for the six months ended June 30, 2016 and 2015 was $1,183,522 and $731,038, respectively.  Revenue from the interest on loans, gross for the six months ended June 30, 2016 increased by approximately $355,000 over the same period in 2015, due to the growth of the secured loan portfolio, and a constant portfolio interest rate.  Operations expense for the six months ended June 30, 2016 decreased by approximately $40,000, over the same period in 2015, due primarily to an increase in the amount of fees waived and expenses absorbed by RMC. In the six months ended June 30, 2016 and 2015, the manager, at its sole discretion, provided significant financial support to the company which had the effect of increasing net income.

The fee waivers and expenses absorbed by RMC were not made for the purpose of providing the company with sufficient funds to satisfy withdrawal requests, nor to meet any required level of distributions, as the company has no such required level of distributions. Any decision by RMC to waive fees and/or to absorb expenses, and the amount (if any) to be waived or absorbed, is made by RMC in its sole discretion. In determining the level of fees to be waived and/or expenses to be absorbed, RMC generally has been guided by the primary investment objectives of RMI IX to yield a favorable rate of return and to generate and distribute cash flow from investment activities (for 2016 and 2015 an annualized distribution rate of 6.5% of members’ capital account balances).  Beginning in 2016, members’ capital accounts (except contributions via DRIP units) are assessed 0.45% annually for 10 years for allocations of O&O expenses, and RMC has maintained net income support sufficient so that the O&O expense allocation is made without causing a reduction in members’ capital account balances. No assurance can be given that RMC will continue to provide net income support in the future.

Key Performance Indicators

The table below shows key performance indicators at and for the six months ended June 30.

	2016	2015	2014
Members’ capital, gross – end of period balance	$37,318,444	25,541,506	19,690,065
Members’ capital, gross – average balance	$34,261,893	23,929,175	18,398,721

Secured loans – end of period balance	$31,021,965	22,158,204	17,355,040
Secured loans – average daily balance	$28,761,167	20,545,412	15,487,164

Interest on loans, gross	$1,239,255	883,849	703,931
Portfolio interest rate(1)	8.6%	8.6%	9.0%
Effective yield rate(2)	8.6%	8.6%	9.1%

Amortization of loan administrative fees, net	$18,339	74,216	55,752
Percent of average daily balance(3)	0.1%	0.7%	0.7%

Interest on loans, net	$1,220,916	809,631	648,179
Percent of average daily balance(3)	8.5%	7.9%	8.4%

Provision for loan losses	$—	—	—
Percent of average daily balance(3)	0.0%	0.0%	0.0%

Total operations expense	$44,207	83,925	188,661

Net Income	$1,183,522	731,038	463,793
Percent of average members’ capital(4)(5)	6.8%	6.0%	5.0%

Member Distributions	$1,099,602	806,668	612,449
Percent	6.5%	6.5%	6.5%

Member Redemptions(6)	$392,125	501,840	—

(1)	Stated note interest rate, weighted daily average
(2)	Yield rate of interest on loans, annualized
(3)	Percent of secured loans – average daily balance, annualized
(4)	Percent of members’ capital, gross – average balance, annualized
(5)	Percent based on the net income available to members (excluding 1% allocated to manager)
(6)

Redemptions are made once a quarter, on the last business day of the quarter.  The unit redemption program is ongoing and available to members beginning one year after the purchase of the units.  The maximum number of units that may be redeemed in any year and the maximum amount of redemption available in any period to members are subject to certain limitations.

The table below shows key performance indicators at and for the three months ended June 30.

	2016	2015	2014
Members’ capital, gross – end of period balance	$37,318,444	25,541,506	19,690,065
Members’ capital, gross – average balance	$35,691,251	25,033,327	18,917,049

Secured loans – end of period balance	$31,021,965	22,158,204	17,355,040
Secured loans – average daily balance	$29,418,951	21,119,788	15,778,659

Interest on loans, gross	$625,924	453,690	357,245
Portfolio interest rate(1)	8.6%	8.6%	9.1%
Effective yield rate(2)	8.3%	8.6%	9.1%

Amortization of loan administrative fees, net	$—	42,525	24,244
Percent of average daily balance(3)	0.0%	0.8%	0.6%

Interest on loans, net	$625,924	411,164	333,001
Percent of average daily balance(3)	8.5%	7.8%	8.4%

Provision for loan losses	$—	—	—
Percent of average daily balance(3)	0.0%	0.0%	0.0%

Total operations expense	$16,120	33,260	74,112

Net Income	$613,363	380,976	261,947
Percent of average members’ capital(4)(5)	6.8%	6.0%	5.5%

Member Distributions	$572,082	419,418	314,533
Percent	6.5%	6.5%	6.5%

Member Redemptions(6)	$159,917	348,366	—

(1)	Stated note interest rate, weighted daily average
(2)	Yield rate of interest on loans, annualized
(3)	Percent of secured loans – average daily balance, annualized
(4)	Percent of members’ capital, gross – average balance, annualized
(5)	Percent based on the net income available to members (excluding 1% allocated to manager)
(6)

Redemptions are made once a quarter, on the last business day of the quarter.  The unit redemption program is ongoing and available to members beginning one year after the purchase of the units.  The maximum number of units that may be redeemed in any year and the maximum amount of redemption available in any period to members are subject to certain limitations.

Members’ capital, gross – end of period balance

The June 30 end of period gross members’ capital balance for 2016 of $37,318,444, was an increase of approximately 46% ($11.8 million) over 2015’s $25,541,506.  The increase was due to new member sales and participation in our distribution reinvestment plan (DRIP), which were partially offset by redemptions and distributions.

The table below shows distributions reinvested by members under the DRIP, total cash distributions to members and the percent of members’ capital electing cash distribution for the six months ended June 30, 2016 and 2015, respectively.

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Reinvesting	$624,933	$460,304
Distributing	474,669	346,364
Total	$1,099,602	$806,668
Percent of members’ capital, electing distribution	43%	43%

Net cash provided by (used in) operations, net income and distributions to members, for the three and six months ended March 31, 2016 and June 30, 2016, are summarized in the following table:

				Percent Of
				Distributions	Percent Of
				Paid From	Net Income
	Net Cash			Net Cash	Available to
	Provided By	Net Income	Distributions	Provided By	Members
	(Used In)	Available	To	(Used In)	to Member
Quarter	Operations	To Members	Members(1)	Operations	Distributions (2)
2016 Q1	$549,076	$564,457	$527,520	100%	107%
2016 Q2	626,157	607,229	572,082	100%	106%
	$1,175,233	$1,171,686	$1,099,602	100%	107%

(1)	Includes distributions reinvested pursuant to our DRIP.
(2)

RMC, at is sole discretion, provided significant financial support to the company by waiving fees and absorbing expenses.  Beginning in 2016, members’ capital accounts (except contributions via DRIP units) are assessed 0.45% annually for 10 years for allocations of O&O expenses, and RMC has maintained net income support sufficient so that the O&O expense allocation is made without causing a reduction in members’ capital account balances (See  Note 3 (Manager and Other Related Parties) to the financial statements included in Part 1, Item 1 of this report.)

Secured loans – end-of-period balance

The June 30, 2016 end of period secured loan balance of $31,021,965 was an increase of approximately 40% ($8.8 million) over 2015’s $22,158,204. The increase in the balance of the secured loan portfolio is due to increased members’ capital available for lending and increased investment in California real estate markets, which expands the market for new loans.  Secured loans as a percent of members’ capital (based on average daily balances) was 82.4% and 84.4% for the three months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, 80 of the company’s 85 loans (representing 98% of the aggregate principal of the company’s loan portfolio) had a loan term of five years or less from loan inception.  The remaining loans had terms longer than five years.  Substantially all loans are written without a prepayment penalty provision.  As of June 30, 2016, 21 loans outstanding (representing 32% of the aggregate principal balance of the company’s loan portfolio) provided for monthly payments of interest only, with the principal due in full at maturity. The remaining loans required monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity as indicated by the overall conservative weighted average loan-to-value ratio (LTV) which at June 30, 2016 was 52.9%.  Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 47.1% in the property, and we as lender have lent in the aggregate 52.9% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations on the secured loan portfolio and on the allowance for loan losses, which presentations are incorporated by this reference into this Item 2.

Analysis and discussion of income/(loss) from operations 2016 v. 2015 (for the six months ended)

Significant changes to income or expense areas for the six month period ended June 30, 2016 compared to the same period in 2015 are summarized in the following table.

	Interest Income	Provision/ Allowance For Loan Losses	Late Fees	Operations Expense	Net Income
For the six months ended
June 30, 2016	$1,220,916	—	6,813	44,207	1,183,522
June 30, 2015	809,631	—	5,332	83,925	731,038
Change	$411,285	—	1,481	(39,718)	452,484

Change
Loan Balance Increase	$541,606	—	—	10,308	531,298
Loan Portfolio Effective Yield Rate	(130,321)	—	—	—	(130,321)
Late Fees	—	—	1,481	—	1,481
Capital Balance Increase	—	—	—	84,393	(84,393)
Managers Fees Waived	—	—	—	(120,679)	120,679
Manager Reimbursements	—		—	(7,716)	7,716
Expense Recognition Timing	—	—	—	5,982	(5,982)
Other	—	—	—	(12,006)	12,006
Change	$411,285	—	1,481	(39,718)	452,484

Interest income

Interest on loans, net increased $411,285 (51%) for the six months ended June 30, 2016, compared to the same period in 2015 due to growth of the secured loan portfolio offset by a reduction in yield. The portfolio’s strong payment history to date has resulted in no loans being designated as non-accrual.

Provision for loan losses/allowance for loan losses

At June 30, 2016, the company had no allowance for loan losses as no loans were designated as impaired, and all loans had protective equity such that at June 30, 2016, collection was deemed probable for amounts owing. There were no loans past due more than 90 days at June 30, 2016.

Operations Expense

Significant changes to operating expense areas for the six month period ended June 30, 2016 compared to the same period in 2015 are summarized in the following table.

	Mortgage Servicing Fees	Asset Management Fees, net	Costs From RMC, net	Professional Services, net	Other	Total
For the six months ended
June 30, 2016	$35,521	—	—	4,500	4,186	44,207
June 30, 2015	25,213	—	36,286	8,359	14,067	83,925
Change	$10,308	—	(36,286)	(3,859)	(9,881)	(39,718)

Change
Loan Balance Increase	$10,308	—	—	—	—	10,308
Capital Balance Increase	—	33,298	51,095	—	—	84,393
Managers Fees Waived	—	(33,298)	(87,381)	—	—	(120,679)
Manager Reimbursement	—	—	—	(7,716)	—	(7,716)
Professional Service Timing	—	—	—	5,982	—	5,982
Other	—	—	—	(2,125)	(9,881)	(12,006)
Change	$10,308	—	(36,286)	(3,859)	(9,881)	(39,718)

– Mortgage servicing fees

The increase in mortgage servicing fees of $10,308 for the six months ended June 30, 2016, compared to the same period in 2015 was due to the increase in the secured loan portfolio.

– Asset management fees, net

Total asset management fees chargeable increased by $33,298 for the six months ended June 30, 2016, compared to the same period in 2015 due to the increase in members capital, and was offset by an increase in fees waived by RMC, at its sole discretion.  There is no assurance RMC will waive its right to receive such fees in future periods.

– Costs through RMC, net

Costs incurred by RMC, for which reimbursement could have been requested increased by $51,095 for the six months ended June 30, 2016, compared to the same period in 2015 primarily due to the increases in members capital and the secured loan portfolio.  This was offset by an increase in the amount waived by RMC, at its sole discretion, of $87,381 for the six months ended June 30, 2016 compared to the same period in 2015. There is no assurance RMC will waive its right to receive such reimbursements in future periods.

– Professional services, net

Professional fees consists primarily of legal, audit and tax expenses. The decrease in professional services for the six months ended June 30, 2016, was due primarily to manager reimbursements.

Analysis and discussion of income/(loss) from operations 2016 v. 2015 (for the three months ended)

Significant changes to income or expense areas for the three month period ended June 30, 2016 compared to the same period in 2015 are summarized in the following table.

		Provision/ Allowance
	Interest	For Loan	Late	Operations	Net
	Income	Losses	Fees	Expense	Income
For the three months ended
June 30, 2016	$625,924	—	3,559	16,120	613,363
June 30, 2015	411,164	—	3,072	33,260	380,976
Change	$214,760	—	487	(17,140)	232,387

Change
Loan Balance Increase	$267,712	—	—	5,212	262,500
Loan Portfolio Effective Yield Rate	(52,952)	—	—	—	(52,952)
Late Fees	—	—	487	—	487
Capital Balance Increase	—	—	—	46,262	(46,262)
Managers Fees Waived	—	—	—	(46,262)	46,262
Managers Reimbursement	—	—	—	(7,716)	7,716
Other	—	—	—	(14,636)	14,636
Change	$214,760	—	487	(17,140)	232,387

Interest income

Interest on loans, net increased $214,760 (52%) for the three months ended June 30, 2016, compared to the same period in 2015 due to growth of the secured loan portfolio offset by decreases in the effective yield. The portfolio’s strong payment history to date has resulted in no loans being designated as non-accrual.

Provision for loan losses/allowance for loan losses

At June 30, 2016, the company had no allowance for loan losses as no loans were designated as impaired, and all loans had protective equity such that at June 30, 2016, collection was deemed probable for amounts owing. There were no loans past due more than 90 days at June 30, 2016.

Operations Expense

Significant changes to operating expense areas for the three month period ended June 30, 2016 compared to the same period in 2015 are summarized in the following table.

	Mortgage Servicing Fees	Asset Management Fees, net	Costs From RMC, net	Professional Services, net	Other	Total
For the three months ended
June 30, 2016	$18,265	—	—	(2,125)	(20)	16,120
June 30, 2015	13,053	—	—	7,716	12,491	33,260
Change	$5,212	—	—	(9,841)	(12,511)	(17,140)

Change
Loan Balance Increase	$5,212	—	—	—	—	5,212
Capital Balance Increase	—	17,340	28,922	—	—	46,262
Managers Fees Waived	—	(17,340)	(28,922)	—	—	(46,262)
Manager Reimbursement	—	—	—	(7,716)	—	(7,716)
Other	—	—	—	(2,125)	(12,511)	(14,636)
Change	$5,212	—	—	(9,841)	(12,511)	(17,140)

– Mortgage servicing fees

The increase in mortgage servicing fees of $5,212 for the three months ended June 30, 2016, compared to the same period in 2015 was due to the increase in the secured loan portfolio.

– Asset management fees, net

Total asset management fees chargeable increased by $17,340 for the three months ended June 30, 2016, compared to the same period in 2015 due to the increase in members’ capital, and was offset by an increase in fees waived by RMC, at its sole discretion.  There is no assurance RMC will waive its right to receive such fees in future periods.

– Costs through RMC, net

Costs incurred by RMC, for which reimbursement could have been requested increased by $28,922 for the three months ended June 30, 2016, compared to the same period in 2015 primarily due to the increases in members capital and the secured loan portfolio.  This was offset by an increase in the amount waived by RMC, at its sole discretion, of $28,922 for the three months ended June 30, 2016 compared to the same period in 2015. There is no assurance RMC will waive its right to receive such reimbursements in future periods.

– Professional services, net

Professional fees consists primarily of legal, audit and tax expenses. The decrease in professional services for the three months ended June 30, 2016, was due primarily to manager reimbursements.

Liquidity and Capital Resources

The ongoing sources of funds for loans are the proceeds from (1) sale of units, including units sold by reinvestment of distributions, (2) loan payoffs, (3) borrowers’ monthly principal and interest payments, and, (4) to a lesser degree and, if obtained, a line of credit.  Cash generated from loan payoffs and borrower payments of principal and interest is used for operating expenses, income distributions to members, reimbursements to RMC of O&O expenses and unit redemptions in the next 12 months.  The cash flow, if any, in excess of these uses is re-invested in new loans.

Cash Receipts and disbursements

Cash receipts and disbursements by business activity are presented in the following table for the three and six months ended June 30.

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Loan principal/advances/interest
Principal & advances collected	$6,686,188	$4,499,334	$10,507,338	$6,044,614
Interest received, net	644,383	399,062	1,218,693	772,214
Other loan income	3,609	3,122	6,913	5,432
Loan funding	(8,075,000)	(5,357,393)	(14,167,500)	(9,017,393)
Cash – loans, net	(740,820)	(455,875)	(2,434,556)	(2,195,133)

Operations Expense	(21,835)	(33,310)	(50,373)	(6,217)

Members’ capital
Gross subscription proceeds	2,452,501	1,910,220	6,102,742	4,094,029
Organization and offering costs, net	(130,898)	(52,639)	(236,735)	(177,318)
Formation loan, net	(170,486)	(133,458)	(415,836)	(277,653)
Distributions and redemptions, net	(409,581)	(526,229)	(884,365)	(859,141)
Cash – members’ capital, net	1,741,536	1,197,894	4,565,806	2,779,917
Net change in cash	$978,881	$708,709	$2,080,877	$578,567

Contractual obligations

At June 30, 2016 the company had no contractual obligations, except to reimburse RMC for O&O expenses.  See Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report for detailed presentations of the company activities for which related parties are compensated and related transactions, which presentations are incorporated by this reference into this Item 2.

At June 30, 2016 the company had no construction or rehabilitation loans outstanding.

Off-balance Sheet Arrangements

During the six months ended June 30, 2016, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current of future effect on our financial condition, changes in financial condition, revenue or expenses, result of operations, liquidity, capital expenditures or capital resources.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not included because the company is a smaller reporting company.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The company carried out an evaluation, under the supervision and with the participation of the manager of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the manager concluded the company’s disclosure controls and procedures were effective.

Changes to Internal Control Over Financial Reporting

There have not been any changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the manager’s or company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

n the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes or protect or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics.  None of these actions typically would be of any material importance.  As of June 30, 2016, the company was not involved in any legal proceedings other than those that would be considered part of the normal course of business.

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

Use of Proceeds from Registered Securities

In June, 2016, the company’s Registration Statement on Form S-11 filed with the SEC (SEC File No. 333-208315) to offer up to 120,000,000 units ($120,000,000) to the public and 20,000,000 units ($20,000,000) to its members pursuant to the DRIP became effective and is effective for up to three (3) years thereafter.

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

The following summarizes the proceeds from sales of units, from inception (October 5, 2009) through June 30, 2016.

	Proceeds
Gross proceeds admitted from investors	$35,742,794
From electing members under our distribution reinvestment plan	3,504,099
From premiums paid by RMC	160,498	(1)
Total proceeds from unit sales	$39,407,391

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

For a description of the formation loan advances made by RMI IX to RMC from offering proceeds to pay B/D sales commissions, see Note 3 (Manager and other Related Parties) to the financial statements included in Part I, Item 1 of this report, which information is incorporated by reference in this Part II, Item 2.

Redemptions are made once a quarter, on the last business day of the quarter. Redemptions for the three months ended June 30, 2016 were $159,917. The unit redemption program is ongoing and available to members beginning one year after the purchase of the units.  The maximum number of units that may be redeemed in any year and the maximum amount of redemption available in any period to members are subject to certain limitations.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: August 12, 2016	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

31.1	Certification of Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document