Form 10-Q
period 2016-09-30
Redwood Mortgage Investors IX
filed 2016-11-10
CIK 1448038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC

Balance Sheets

September 30, 2016 (unaudited) and December 31, 2015 (audited)

	September 30,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$4,095,647	$1,808,839
Loans
Principal	34,537,126	27,360,138
Advances	20,756	22,731
Accrued interest	235,056	177,209
Loan balances secured by deeds of trust	34,792,938	27,560,078
Loan administrative fees, net	37,215	86,398
Total loans	34,830,153	27,646,476
Total assets	$38,925,800	$29,455,315

LIABILITIES, INVESTORS IN APPLICANT STATUS, AND MEMBERS’ CAPITAL
Liabilities – Accounts payable	$196	$2,664

Investors in applicant status	2,549,997	1,022,865

Members’ capital, net	38,806,731	30,171,527
Receivable from manager (formation loan)	(2,431,124)	(1,741,741)
Members’ capital, net, less formation loan	36,375,607	28,429,786
Total liabilities, investors in applicant status and members’ capital	$38,925,800	$29,455,315

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Income

For the Three and Nine Months Ended September 30, 2016 and 2015 (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues, net
Interest income	$696,544	$462,963	$1,917,460	$1,272,594
Late fees	4,539	1,951	11,352	7,283
Total revenues	701,083	464,914	1,928,812	1,279,877

Provision for loan losses	—	—	—	—

Operations Expense
Mortgage servicing fees	20,228	13,501	55,749	38,714
Asset management fees, net (Note 3)	—	—	—	—
Costs from Redwood Mortgage Corp., net (Note 3)	—	—	—	36,286
Professional services, net (Note 3)	—	—	4,500	8,359
Other	1,663	110	5,849	14,177
Total operations expense	21,891	13,611	66,098	97,536
Net income	$679,192	$451,303	$1,862,714	$1,182,341
Members (99%)	672,400	446,790	1,844,086	1,170,518
Managers (1%)	6,792	4,513	18,628	11,823
	$679,192	$451,303	$1,862,714	$1,182,341

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statement of Changes in Members’ Capital

For the Nine Months Ended September 30, 2016 (unaudited)

		Members’ Capital, net
	Investors In Applicant Status	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at December 31, 2015	$1,022,865	$31,403,178	$47,874	$(1,279,525)	$30,171,527
Contributions on application	10,008,518	—	—	—	—
Contributions admitted to members' capital	(8,481,386)	8,481,386	8,493	—	8,489,879
Premiums paid on application by RMC	11,594	—	—	—	—
Premiums admitted to members' capital	(11,594)	11,594	—	—	11,594
Net income	—	1,844,086	18,628	—	1,862,714
Earnings distributed to members	—	(1,723,613)	(17,571)	—	(1,741,184)
Earnings distributed used in DRIP	—	970,934	—	—	970,934
Members’ redemptions	—	(600,645)	—	—	(600,645)
Organization and offering expenses	—	—	—	(381,661)	(381,661)
Manager reimbursement	—	—	—	23,311	23,311
Early withdrawal penalties	—	—	—	262	262
Balance at September 30, 2016	$2,549,997	$40,386,920	$57,424	$(1,637,613)	$38,806,731

Statement of Changes in Members’ Capital

For the Three Months Ended September 30, 2016 (unaudited)

		Members’ Capital, net
	Investors In Applicant Status	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balances at June 30, 2016	$1,509,600	$37,318,444	$47,749	$(1,516,259)	$35,849,934
Contributions on application	3,923,003	—	—	—	—
Contributions admitted to members' capital	(2,882,606)	2,882,606	2,883	—	2,885,489
Premiums paid on application by RMC	—	—	—	—	—
Premiums admitted to members' capital	—	—	—	—	—
Net income	—	672,400	6,792	—	679,192
Earnings distributed to members	—	(624,011)	—	—	(624,011)
Earnings distributed used in DRIP	—	346,001	—	—	346,001
Members’ redemptions	—	(208,520)	—	—	(208,520)
Organization and offering expenses	—	—	—	(129,717)	(129,717)
Manager reimbursement	—	—	—	8,101	8,101
Early withdrawal penalties	—	—	—	262	262
Balance at September 30, 2016	$2,549,997	$40,386,920	$57,424	$(1,637,613)	$38,806,731

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Three and Nine Months Ended September 30, 2016 and 2015 (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Operations
Interest received	$690,103	$455,652	$1,887,752	$1,318,040
Other loan income	4,589	1,951	11,502	7,283
Loan administrative fee reimbursed (paid)	-	14,162	21,044	(76,012)
Operations expense	(17,775)	(13,179)	(68,148)	(19,296)
Total cash provided by (used in) operations	676,917	458,586	1,852,150	1,230,015
Investing – loan principal/advances
Principal collected on loans	4,105,589	4,736,100	14,611,262	10,780,949
Loans originated	(7,620,750)	(5,256,730)	(21,788,250)	(14,274,123)
Advances on loans	311	(13,376)	1,976	(13,611)
Total cash provided by (used in) investing	(3,514,850)	(534,006)	(7,175,012)	(3,506,785)
Financing – members’ capital
Contributions by members, net
Contributions by members	3,925,921	1,969,425	10,028,663	6,063,454
Organization and offering expenses paid, net	(121,616)	(98,744)	(358,351)	(276,062)
Formation loan funding	(273,910)	(138,980)	(689,746)	(424,999)
Formation loan collected	-	-	-	8,366
Total cash provided by members, net	3,530,395	1,731,701	8,980,566	5,370,759
Distributions to members
Earnings distributed	(278,011)	(189,032)	(770,251)	(546,333)
Redemptions	(208,520)	(286,771)	(600,645)	(788,611)
Cash distributions to members	(486,531)	(475,803)	(1,370,896)	(1,334,944)
Total cash provided by (used in) financing	3,043,864	1,255,898	7,609,670	4,035,815
Net increase (decrease) in cash	205,931	1,180,478	2,286,808	1,759,045
Cash, beginning of period	3,889,716	1,842,881	1,808,839	1,264,314
Cash, end of period	$4,095,647	$3,023,359	$4,095,647	$3,023,359

Reconciliation of net income to net cash provided by (used in) operating activities

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$679,192	$451,303	$1,862,714	$1,182,341
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of loan administrative fees	9,799	37,913	28,139	112,130
Change in operating assets and liabilities
Accrued interest	(16,239)	(13,042)	(57,847)	(34,502)
Receivable from affiliate	3,541	—	—	77,347
Loan administrative fees reimbursed (paid)	—	(18,020)	21,044	(108,194)
Accounts payable	—	—	—	—
Other	624	432	(1,900)	893
Total adjustments	(2,275)	7,283	(10,564)	47,674
Net cash provided by (used in) operating activities	$676,917	$458,586	$1,852,150	$1,230,015

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2016 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL

In the opinion of the manager, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the fiscal year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission (or SEC). The results of operations for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the operations results to be expected for the full year.

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

The units have been registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Such registration of the units, along with the satisfaction of certain other requirements under ERISA, enables the units to qualify as “publicly-offered securities” for purposes of the Employee Retirement Income Security Act of 1974 (or ERISA) and regulations issued thereunder. By satisfying those requirements, the underlying assets of the company should not be considered assets of a “benefit plan investor” (as defined under ERISA) by virtue of the investment by such benefit plan investor in the units.

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

September 30, 2016 (unaudited)

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

September 30, 2016 (unaudited)

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

Unit sales commissions paid to broker-dealers/formation loan

Commissions for units sales to be paid to broker-dealers (B/D sales commissions) are paid by RMC and are not paid directly by the company out of offering proceeds. Instead, the company advances to RMC, from offering proceeds, amounts not exceeding seven percent (7%) of offering proceeds in the aggregate to pay the B/D sales commissions and premiums to be paid to investors in connection with unsolicited orders. The receivable arising from the advances is unsecured and non-interest bearing and is referred to as the “formation loan.”

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

September 30, 2016 (unaudited)

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

September 30, 2016 (unaudited)

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

September 30, 2016 (unaudited)

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

September 30, 2016 (unaudited)

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

RMC is evaluating the impact of ASU 2016-13 on the credit analytics and other processes used in establishing the allowance for loan losses. The initial conclusion is that, because RMI IX is a real estate based lender, relying primarily on low LTV’s/significant protective equity in making the lending decision, the impact on reported financial position and results of operations will not be material to the financial position or results from operations of the company.

NOTE 3 – MANAGER AND OTHER RELATED PARTIES

RMC’s allocated one percent (1%) of the profits and losses was $6,792 and $4,513 for the three months ended and $18,628 and $11,823 for the nine months ended September 30, 2016 and 2015, respectively.

RMC, at its sole discretion, provided financial support in the form of fee waivers and absorbed expenses, that improved RMI IX’s net income and the return to investors in both 2016 and 2015.  Total support provided, as detailed below, was approximately $264,000 and $140,000 for the three months ended, and approximately $907,000 and $324,000 for the nine months ended September 30, 2016 and 2015, respectively.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2016 (unaudited)

Formation loan

Formation loan transactions are presented in the following table at September 30, 2016.

	Nine Months Ended	Since Inception
Balance, January 1, 2016	$1,741,741	$—
Formation loan advances to RMC	689,746	2,888,228
Payments received from RMC	—	(445,123)
Early withdrawal penalties applied	(363)	(11,981)
Balance, September 30, 2016	$2,431,124	$2,431,124
Subscription proceeds since inception		$41,175,396
Formation loan advance rate		7%

The future minimum payments on the formation loan are presented in the following table as of September 30, 2016.

2016	$174,174
2017	174,174
2018	174,174
2019	174,174
2020	174,174
Thereafter	1,560,254
Total	$2,431,124

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

-Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, RMC may collect a loan brokerage commission that is expected to range from approximately 2% to 5% of the principal amount of each loan made during the year. Total loan brokerage commissions in any year are limited to an amount not to exceed 4% of the total company assets at the beginning of the year. The loan brokerage commissions are paid by borrowers, and thus, are not an expense of the company. These fees totaled $139,061 and $126,202 for the three months ended, and $389,528 and $225,730 for the nine months ended September 30, 2016 and 2015, respectively.

-Other fees

RMC receives fees for processing, notary, document preparation, credit investigation, reconveyance and other mortgage related fees.  The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the company.  These fees totaled $13,976 and $13,567 for the three months ended and $55,200 and $30,161 for the nine months ended September 30, 2016 and 2015, respectively.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2016 (unaudited)

The following fees are paid by the company to RMC.

-Loan administrative fees

RMC is entitled to receive a loan administrative fee in an amount up to 1% of the principal amount of each new loan originated or acquired on the company’s behalf by RMC for services rendered in connection with the selection and underwriting of potential loans.  Such fees are payable by the company upon the closing or acquisition of each loan. The loan administrative fees paid by the company to RMC were $0 and $18,020 for the three months ended, and $0 and $108,194 for the nine months ended September 30, 2016 and 2015, respectively. In August 2015 RMC, at its sole discretion, began waiving loan administrative fees. Loan administrative fees waived were approximately $82,708 for the three months ended, and $217,883 for the nine months ended September 30, 2016. For the three and nine months ended September 30, 2015, loan administrative fees waived totaled $34,547  There is no assurance RMC will waive these fees in the future.

-Mortgage servicing fees

RMC earns mortgage servicing fees from the company of up to one-quarter of one percent (0.25%) annually of the unpaid principal balance of the loan portfolio or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. RMC is entitled to receive these fees regardless of whether specific mortgage payments are collected. The mortgage servicing fees are accrued monthly on all loans. Remittance to RMC is made monthly unless the loan has been assigned a specific loss reserve, at which point remittance is deferred until the specific loss reserve is no longer required, or the property has been acquired by the company. To enhance the earnings of the company, RMC, in its sole discretion, may elect to accept less than the maximum amount of the mortgage servicing fee. An increase or decrease in this fee within the limits set by the operating agreement directly impacts the yield to the members. Mortgage servicing fees incurred and paid were $20,228 and $13,501  for the three months ended, and $55,749 and $38,714 for the nine months ended September 30, 2016 and 2015, respectively. RMC did not waive any mortgage servicing fees during the three and nine months ended September 30, 2016 and 2015.

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

RMC, at its sole discretion, may elect to accept less than the maximum amount of the asset management fee.  An increase or decrease in this fee within the limits set by the operating agreement directly impacts the yield to the members. There is no assurance RMC will decrease or waive these fees in the future. The maximum asset management fees chargeable by RMC were $71,672 and $51,257 for the three months ended, and $197,307 and $143,595 for the nine months ended September 30, 2016 and 2015, respectively. For the three and nine months ended September 30, 2016 and 2015, no fees were collected.

-Costs through RMC

RMC, per the operating agreement, may request reimbursement by the company for operations expense incurred on behalf of the company, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to members and out-of-pocket general and administration expenses. Certain costs (e.g. postage) can be allocated specifically to the company.  Other costs are allocated on a pro-rata basis (e.g. by the company’s percentage of total capital of all mortgage funds managed by RMC).  Payroll and consulting fees are broken out first based on activity, and then allocated to the company on a pro-rata basis based on percentage of capital to the total capital of all mortgage funds.  The decision to request reimbursement of any qualifying charges is made by RMC at its sole discretion. Costs incurred by RMC, for which reimbursement could have been requested, were $67,676 and $40,473 for the three months ended, and $189,425 and $111,127 for the nine months ended September 30, 2016 and 2015, respectively. For the three and nine months ended September 30, 2016 no fees were collected. For the three and nine months ended September 30, 2015, fees totaling $0 and $36,286, respectively, were collected.

-Professional Services

RMC, at its sole discretion, may elect to reimburse the company for professional services (primarily audit and tax expense). An increase or decrease in reimbursements by RMC directly impacts the yield to the members. RMC reimbursed the company for professional services of $42,298 and $13,644 for the three months ended, and $301,972 and $71,186 for the nine months ended September 30, 2016 and 2015, respectively.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2016 (unaudited)

Reimbursement and allocation of organization and offering expenses

Organization and offering expenses (O & O expenses) are summarized in the following table for the nine months ended September 30, 2016 and 2015.

	2016	2015
Balance, January 1	$1,279,525	$953,271
O&O expenses reimbursed to RMC	381,541	275,941
Early withdrawal penalties applied (1)	(262)	(3,477)
O&O expenses allocated	—	—
O&O expenses paid by the company	120	120
O&O expenses reimbursed by RMC (2)	(23,311)	—
Balance, September 30,	$1,637,613	$1,225,855
Gross proceeds admitted	$38,625,400	$27,241,215
Percent reimbursed to RMC	4.5%	4.5%
O & O expenses incurred by RMC, RMI IX inception to date	$5,167,339	$3,264,882
O & O expenses incurred by RMC and remaining to be reimbursed to RMC	$3,429,578	$2,039,027

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

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years.  Loans acquired are generally done so within the first six months of origination, and purchased at the current par value, which approximates fair value. As of September 30, 2016, 83 of the company’s 88 loans (representing 98% of the aggregate principal of the company’s loan portfolio) have a loan term of five years or less from loan inception. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment penalty provision. As of September 30, 2016, 20 loans outstanding (representing 29% of the aggregate principal balance of the company’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the nine months ended September 30, 2016 and 2015.

	2016	2015
Principal, January 1	$27,360,138	$19,185,660
Loans funded	600,000	—
Loans acquired from affiliates	21,188,250	14,274,123
Principal payments received	(14,611,262)	(10,780,949)
Principal, September 30	$34,537,126	$22,678,834

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2016 (unaudited)

Loan characteristics

Secured loans had the characteristics presented in the following table.

	September 30,	December 31,
	2016	2015
Number of secured loans	88	75
Secured loans – principal	$34,537,126	$27,360,138
Secured loans – lowest interest rate (fixed)	7.0%	7.5%
Secured loans – highest interest rate (fixed)	10.0%	10.0%

Average secured loan – principal	$392,467	$364,801
Average principal as percent of total principal	1.1%	1.3%
Average principal as percent of members’ capital	1.0%	1.3%
Average principal as percent of total assets	1.0%	1.2%

Largest secured loan – principal	$1,350,000	$1,200,000
Largest principal as percent of total principal	3.9%	4.4%
Largest principal as percent of members’ capital	3.5%	4.2%
Largest principal as percent of total assets	3.5%	4.1%

Smallest secured loan – principal	$14,223	$45,906
Smallest principal as percent of total principal	0.1%	0.2%
Smallest principal as percent of members’ capital	0.1%	0.2%
Smallest principal as percent of total assets	0.1%	0.2%

Number of counties where security is located (all California)	17	17
Largest percentage of principal in one county	23.7%	32.3%

Number of secured loans in foreclosure	1	1
Secured loans in foreclosure – principal	$191,047	$191,772

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2016 (unaudited)

Lien position

Secured loans had the lien positions presented in the following table.

	September 30, 2016			December 31, 2015
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	68	$28,557,550	83%	59	$21,204,614	77%
Second trust deeds	20	5,979,576	17	16	6,155,524	23
Total secured loans	88	34,537,126	100%	75	27,360,138	100%
Liens due other lenders at loan closing		10,972,632			9,564,255
Total debt		$45,509,758			$36,924,393

Appraised property value at loan closing		$96,526,082			$71,836,840

Percent of total debt to appraised values (LTV) at loan closing(1)		52.0%			54.8%

(1)

Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table.

	September 30, 2016			December 31, 2015
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	66	$22,880,527	66%	58	$19,664,462	72%
Multi-family	4	2,200,854	6	4	2,266,402	8
Commercial	18	9,455,745	27	13	5,429,274	20
Total secured loan balance	88	$34,537,126	100%	75	$27,360,138	100%

(2)

Single family property type as of September 30, 2016 consists of 11 loans with principal of $3,572,182 that are owner occupied and 55 loans with principal of $19,308,345 that are non-owner occupied.  At December 31, 2015, single family property consisted of six loans with principal of $2,098,628 that were owner occupied and 52 loans with principal of $17,565,834 that were non-owner occupied.

Delinquency

Secured loans summarized by payment delinquency are presented in the following table.

	September 30, 2016		December 31, 2015
	Loans	Amount	Loans	Amount
Past Due
30-89 days	3	$1,269,290	1	$318,020
90-179 days	—	—	—	—
180 or more days	—	—	—	—
Total past due	3	1,269,290	1	318,020
Current	85	33,267,836	74	27,042,118
Total secured loan balance	88	$34,537,126	75	$27,360,138

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2016 (unaudited)

Modifications and troubled debt restructurings

There were no loan modifications made during the three and nine months ended September 30, 2016, and no modifications were in effect as of September 30, 2016 or December 31, 2015.

Loans in non-accrual status

At September 30, 2016 and December 31, 2015, there were no loans designated in non-accrual status.

Impaired loans/allowance for loan losses

At September 30, 2016 and December 31, 2015, the company had not designated any loans as impaired and had not recorded an allowance for loan losses, as all loans were deemed to have protective equity such that collection is reasonably assured for amounts owing.

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table.

Scheduled maturities, as of September 30, 2016	Loans	Principal	Percent
2016(3)	7	$2,940,688	9%
2017	19	7,407,703	21
2018	20	9,364,895	27
2019	19	7,532,316	22
2020	11	2,642,860	7
2021	9	4,243,425	12
Thereafter	2	214,192	1
Total future maturities	87	34,346,079	99
Matured as of September 30, 2016(4)	1	191,047	1
Total secured loan balance	88	$34,537,126	100%

(3)	Loans maturing in 2016 from October 1 to December 31.
(4)	Loan matured in June 2016 and a multi-year extension is being negotiated.

Loans may be repaid or refinanced before, at or after the contractual maturity date.  On matured loans, the company may continue to accept payments while pursuing collection of amounts owed from borrowers.  Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

For the three and nine months ended September 30, 2016, there were no renewals made.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2016 (unaudited)

Distribution of loans within California

The distribution of secured loans outstanding by California counties is presented in the following table.

	September 30, 2016		December 31, 2015
	Principal	Percent	Principal	Percent
San Francisco Bay Area
Alameda	$8,187,300	23.7%	$5,121,849	18.7%
San Francisco	4,934,173	14.3	3,885,098	14.2
San Mateo	3,804,525	11.0	3,057,222	11.2
Solano	1,821,773	5.3	—	—
Contra Costa	1,403,454	4.0	1,303,036	4.7
Santa Clara	1,369,732	4.0	1,383,633	4.9
Marin	378,014	1.1	379,758	1.5
Sonoma	14,223	0.1	45,906	0.2
	21,913,194	63.5	15,176,502	55.4

Other Northern California
Monterey	2,022,868	5.9	559,304	2.1
Placer	1,076,175	3.1	359,118	1.3
Yolo	161,744	0.5	174,927	0.6
San Joaquin	158,648	0.4	159,533	0.6
Sacramento	—	—	214,607	0.8
	3,419,435	9.9	1,467,489	5.4

Northern California Total	25,332,629	73.4	16,643,991	60.8

Los Angeles & Coastal
Los Angeles	7,255,595	21.0	8,841,419	32.3
San Diego	953,343	2.8	593,019	2.2
Orange	497,045	1.4	747,708	2.7
	8,705,983	25.2	10,182,146	37.2

Other Southern California
Riverside	363,395	1.0	397,973	1.5
San Bernardino	135,119	0.4	136,028	0.5
	498,514	1.4	534,001	2.0

Southern California Total	9,204,497	26.6	10,716,147	39.2
Total Secured Loans	$34,537,126	100.0%	$27,360,138	100.0%

Commitments/loan disbursements/construction and rehabilitation loans

The company may make construction loans that are not fully disbursed at loan inception. Construction loans are determined by the manager to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multi-family properties. The company will approve and fund the construction loan up to a maximum loan balance. Disbursements will be made periodically as phases of the construction are completed or at such other times as the loan documents may require. Undisbursed construction funds will be held in escrow pending disbursement. Upon project completion and receipt of a certificate of occupancy, construction loans are reclassified as permanent loans. Funding of construction loans is limited to 10% of the loan portfolio. At September 30, 2016, the company had no outstanding construction loans and no outstanding commitments to fund construction loans.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2016 (unaudited)

The company may also make rehabilitation loans. A rehabilitation loan will be approved up to a maximum principal balance and, at loan inception, will be either fully or partially disbursed. If fully disbursed, a rehabilitation escrow account is established and advanced periodically as phases of the rehabilitation are completed or at such other times as the loan documents may require. If not fully disbursed, the rehabilitation loan will be funded from available cash balances and future cash receipts. The company does not maintain a separate cash reserve to fund undisbursed rehabilitation loan obligations. Rehabilitation loan proceeds are generally used to acquire and remodel single family homes for future sale or rental. Upon project completion, rehabilitation loans are reclassified as permanent loans. Funding of rehabilitation loans is limited to 15% of the loan portfolio. At September 30, 2016, the company had no outstanding rehabilitation loans and no outstanding commitments to fund rehabilitation loans.

Fair Value

The company does not record its loans at fair value on a recurring basis. Loans designated impaired (i.e., that are collateral dependent) are measured at fair value on a non-recurring basis. The company did not have any loans designated impaired at September 30, 2016 or December 31, 2015.

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

September 30, 2016 (unaudited)

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS AND ORGANIZATION AND OFFERING COSTS

Legal proceedings

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes or protect or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics.  None of these actions typically would be of any material importance. As of September 30, 2016, the company was not involved in any legal proceedings other than those that would be considered part of the normal course of business.

Commitments

The company had no contractual obligations, except to reimburse RMC for O&O expenses.

NOTE 6 – SUBSEQUENT EVENTS

None.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission (or SEC). The results of operations for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the operations results to be expected for the full year.

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

Ongoing public offering of units/ SEC Registrations

In June, 2016, the company’s Registration Statement on Form S-11 filed with the SEC (SEC File No. 333-208315) to offer up to 120,000,000 units ($120,000,000) to the public and 20,000,000 units ($20,000,000) to its members pursuant to the DRIP became effective and continues for up to three (3) years thereafter.

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

The following summarizes the proceeds from sales of units, from inception (October 5, 2009) through September 30, 2016.

	Proceeds
Gross proceeds admitted from investors	$38,625,400
From electing members under our distribution reinvestment plan	3,850,100
From premiums paid by RMC	160,498	(1)
Total proceeds from unit sales	$42,635,998

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

Results of Operations

General Economic Conditions - California

All of our mortgage loans are secured by California real estate. Our secured-loan investment activity and the value of the real estate securing our loans is significantly dependent on economic activity and employment conditions in the state. Wells Fargo’s Economics Group periodically provides timely, relevant information and analysis in its commentary and reports regarding California’s employment and economic conditions. Highlights from recently issued reports from Wells Fargo Securities Economic Group are presented below.

In the publication “California Employment Conditions” August 2016 (dated September 16, 2016), the Wells Fargo Economics Group notes:

California employers added 63,100 net new jobs in August, marking the second largest increase over the past year. The breakneck pace of hiring brought year-to-year nonfarm employment growth to 2.3 percent, which translates into an annual gain of 378,000 jobs. Nearly half of last month’s increase came from government employment, which added an outsized 27,900 jobs in August, with most of that gain occurring at the local level. We suspect that August’s unusually large rise in public sector payrolls is due to seasonal adjustment quirks surrounding the start of the school year. Local government payrolls tumbled in July for instance, and have added only 35,500 jobs over the past year.

Outside of the surge in government hiring, the jobs picture still looks solid. Private sector payrolls added 35,200 jobs in August and have added 332,800 jobs over the past year. Hiring in California’s important professional, scientific & technical services sector, which includes tech-related professions such as engineering, computer systems design and scientific research ramped up in August. Payrolls rose by 13,100 on the month, pushing the annual gain over 60,000. Energy-related industries continued to shed jobs in August, with employment in mining & logging reporting a loss of 400 jobs. In addition, manufacturers cut 3,400 jobs. Both industries have seen employment declines over the past year.

On a regional basis, the Los Angeles-Long Beach-Glendale metropolitan area accounted for the bulk of August’s gains, as employment rose by 15,300 jobs on the month. Riverside and Sacramento also reported healthy increases, each seeing payrolls rise by more than 5,000.

Recently released data from the Quarterly Census of Employment and Wages (QCEW) for the first quarter suggests that the Current Employment Statistics (CES), which is reported on a more frequent month-to-month basis, has understated job growth in California’s key information sector. The industry captures many tech-related professions, including positions in search portals, software and data processing, as well as occupations in the motion picture industry. The CES had estimated that information payrolls rose 3.4 percent year-to-year in the first quarter while the QCEW data show an 8.5 percent gain, marking the strongest pace since 2001. Hiring in the state’s sizable motion picture and sound recording industry rose at a staggering 16 percent year-to-year pace in the first quarter, according to the QCEW data, much stronger than the CES’s 1.9 percent estimate. Total job growth was also understated for the Los Angeles and San Francisco metro areas, as the QCEW reported a 3.0 percent and 3.8 percent increase, respectively, versus 2.5 percent and 3.5 percent in the CES.

In the publication: “California Mid-Year Economic Update” (dated June 23, 2016), the Wells Fargo Economics Group Notes:

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

Performance highlights

Net income for the three months ended September 30, 2016 and 2015 was $679,192 and $451,303, respectively. Revenue from the interest on loans, gross for the three months ended September 30, 2016 increased by approximately $238,000 over the same period in 2015, due to the growth of the secured loan portfolio.  Operations expense for the three months ended September 30, 2016 increased by approximately $8,000, over the same period in 2015, due primarily to an increase in mortgage servicing fees and was offset by waived fees and costs absorbed by RMC. In the three months ended September 30, 2016 and 2015, the manager, at its sole discretion, provided significant financial support to the company by waiving fees and absorbing expenses, which had the effect of increasing net income. No assurance can be given that RMC will continue to provide net income support in the future.

Net income for the nine months ended September 30, 2016 and 2015 was $1,862,714 and $1,182,341, respectively. Revenue from the interest on loans, gross for the nine months ended September 30, 2016 increased by approximately $593,000 over the same period in 2015, due to the growth of the secured loan portfolio, and a consistent average interest rate.  Operations expense for the nine months ended September 30, 2016 decreased by approximately $31,000, over the same period in 2015, due primarily to an increase in mortgage servicing fees which was more than offset by fees waived and expenses absorbed by RMC. In the nine months ended September 30, 2016 and 2015, the manager, at its sole discretion, provided significant financial support to the company by waiving fees and absorbing expenses, which had the effect of increasing net income. No assurance can be given that RMC will continue to provide net income support in the future.

The fee waivers and expenses absorbed by RMC were not made for the purpose of providing the company with sufficient funds to satisfy withdrawal requests, nor to meet any required level of distributions, as the company has no such required level of distributions. Any decision by RMC to waive fees and/or to absorb expenses, and the amount (if any) to be waived or absorbed, is made by RMC in its sole discretion. In determining the level of fees to be waived and/or expenses to be absorbed, RMC generally has been guided by the primary investment objectives of RMI IX to yield a favorable rate of return and to generate and distribute cash flow from investment activities (for 2016 and 2015 an annualized distribution rate of 6.5% of members’ capital account balances).  Beginning in 2016, members’ capital accounts (except contributions via DRIP units) are assessed 0.45% annually for 10 years for allocations of O&O expenses, and RMC has maintained net income support sufficient so that the O&O expense allocation is made without causing a reduction in members’ capital account balances (See Note 3 (Manager and Other Related Parties) to the financial statements included in Part 1, Item 1 of this report, incorporated herein by reference.)

Key Performance Indicators

The table below shows key performance indicators at and for the nine months ended September 30.

	2016	2015	2014
Members’ capital, gross – end of period balance	$40,386,920	27,636,073	20,768,621
Members’ capital, gross – average balance	$35,793,150	24,855,900	18,991,196

Secured loans – end of period balance	$34,537,126	22,678,834	17,641,037
Secured loans – average daily balance	$30,158,651	20,914,565	16,040,345

Interest on loans, gross	$1,945,598	1,352,544	1,070,084
Portfolio interest rate(1)	8.6%	8.6%	9.0%
Effective yield rate(2)	8.6%	8.6%	8.9%

Amortization of loan administrative fees, net	$28,138	79,950	80,627
Percent of average daily balance(3)	0.1%	0.5%	0.7%

Interest on loans, net	$1,917,460	1,272,594	989,457
Percent of average daily balance(3)	8.5%	8.1%	8.2%

Provision for loan losses	$—	—	—
Percent of average daily balance(3)	0.0%	0.0%	0.0%

Total operations expense	$66,098	97,536	266,354

Net Income	$1,862,714	1,182,341	730,644
Percent of average members’ capital(4)(5)	6.9%	6.3%	5.1%

Member Distributions	$1,723,613	1,254,564	950,096
Percent	6.5%	6.5%	6.5%

Member Redemptions(6)	$600,645	788,611	50,053

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

The table below shows key performance indicators at and for the three months ended September 30.

	2016	2015	2014
Members’ capital, gross – end of period balance	$40,386,920	27,636,073	20,768,621
Members’ capital, gross – average balance	$38,852,682	26,588,790	20,229,343

Secured loans – end of period balance	$34,537,126	22,678,834	17,641,037
Secured loans – average daily balance	$32,923,239	21,646,398	17,128,667

Interest on loans, gross	$706,343	468,695	366,153
Portfolio interest rate(1)	8.6%	8.6%	8.8%
Effective yield rate(2)	8.6%	8.6%	8.6%

Amortization of loan administrative fees, net	9,799	5,732	24,875
Percent of average daily balance(3)	0.1%	0.1%	0.6%

Interest on loans, net	$696,544	462,963	341,278
Percent of average daily balance(3)	8.5%	8.6%	8.0%

Provision for loan losses	$—	—	—
Percent of average daily balance(3)	0.0%	0.0%	0.0%

Total operations expense	$21,891	13,611	77,691

Net Income	$679,192	451,303	266,851
Percent of average members’ capital(4)(5)	6.9%	6.7%	5.2%

Member Distributions	$624,011	447,896	337,647
Percent	6.5%	6.5%	6.5%

Member Redemptions(6)	$208,520	286,771	50,053

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

Members’ capital, gross – end of period balance

The September 30 end of period gross members’ capital balance for 2016 of $40,386,920, was an increase of approximately 46% ($12.8 million) over 2015’s $27,636,073.  The increase was due to new member sales and participation in our distribution reinvestment plan (DRIP), which was partially offset by redemptions and distributions. The company is continually seeking to increase the number of FINRA registered broker-dealer firms and their associated representatives that can sell our units and is focusing on expanding the states in which our units can be offered.

The table below shows distributions reinvested by members under the DRIP, total cash distributions to members and the percent of members’ capital electing cash distribution for the nine months ended September 30, 2016 and 2015, respectively.

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015
Reinvesting	$970,934	$719,168
Distributing	752,679	535,397
Total	$1,723,613	$1,254,565
Percent of members’ capital, electing distribution	44%	43%

Net cash provided by (used in) operations, net income and distributions to members, for quarters ended March 31, June 30 and September 30, 2016, are summarized in the following table:

				Percent Of
				Distributions	Percent Of
				Paid From	Net Income
	Net Cash			Net Cash	Available to
	Provided By	Net Income	Distributions	Provided By	Members
	(Used In)	Available	To	(Used In)	to Member
Quarter	Operations	To Members	Members(1)	Operations	Distributions (2)
2016 Q1	$549,076	$564,457	$527,520	100%	107%
2016 Q2	626,157	607,229	572,082	100%	106%
2016 Q3	676,917	672,400	624,011	100%	108%
	$1,852,150	$1,844,086	$1,723,613	100%	107%

(1)	Includes distributions reinvested pursuant to our DRIP.
(2)

RMC, at its sole discretion, provided significant financial support to the company by waiving fees and absorbing expenses which had the effect of increasing net income. Beginning in 2016, members’ capital accounts (except contributions via DRIP units) are assessed 0.45% annually for 10 years for allocations of O&O expenses, and RMC has maintained net income support sufficient so that the O&O expense allocation is made without causing a reduction in members’ capital account balances.

Secured loans – end-of-period balance

The September 30, 2016 end of period secured loan balance of $34,537,126 was an increase of approximately 52% ($11.9 million) over 2015’s $22,678,834. The increase in the balance of the secured loan portfolio is due to increased members’ capital available for lending and increased investment in California real estate markets, which expands the market for new loans. Secured loans as a percent of members’ capital (based on average daily balances) was 84.7% and 81.4% for the three months ended September 30, 2016 and 2015, respectively.

The company added approximately $3,425,000 and $15,696,000 of new loans for the three and nine months ended September 30, 2016, respectively.

As of September 30, 2016, 83 of the company’s 88 loans (representing 98% of the aggregate principal of the company’s loan portfolio) had a loan term of five years or less from loan inception. The remaining loans had terms longer than five years. Substantially all loans are written without a prepayment penalty provision. As of September 30, 2016, 20 loans outstanding (representing 29% of the aggregate principal balance of the company’s loan portfolio) provided for monthly payments of interest only, with the principal due in full at maturity. The remaining loans required monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity as indicated by the overall conservative weighted average loan-to-value ratio (LTV) which at September 30, 2016 was 52.0%. Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 48.0% in the property, and we as lender have lent in the aggregate 52.0% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations of the characteristics of the secured loan portfolio and on the allowance for loan losses, which presentations are incorporated by this reference into this Item 2.

Analysis and discussion of income/(loss) from operations 2016 v. 2015 (for the nine months ended)

Significant changes to income or expense areas for the nine month period ended September 30, 2016 compared to the same period in 2015 are summarized in the following table.

	Interest Income	Provision/ Allowance For Loan Losses	Late Fees	Operations Expense	Net Income
For the nine months ended
September 30, 2016	$1,917,460	—	11,352	66,098	1,862,714
September 30, 2015	1,272,594	—	7,283	97,536	1,182,341
Change	$644,866	—	4,069	(31,438)	680,373

Change
Loan Balance Increase	$692,879	—	—	17,035	675,844
Loan Portfolio Effective Yield Rate	(48,013)	—	—	—	(48,013)
Late Fees	—	—	4,069	—	4,069
Capital Balance Increase	—	—	—	132,010	(132,010)
Managers Fees/Costs Waived	—	—	—	(168,296)	168,296
Manager Reimbursements	—		—	(7,716)	7,716
Expense Recognition Timing	—	—	—	5,982	(5,982)
Other	—	—	—	(10,453)	10,453
Change	$644,866	—	4,069	(31,438)	680,373

Interest income

Interest on loans, net increased $644,866 (51%) for the nine months ended September 30, 2016, compared to the same period in 2015 due to growth of the secured loan portfolio offset by a reduction in yield. The portfolio’s strong payment history to date has resulted in no loans being designated as non-accrual.

Provision for loan losses/allowance for loan losses

At September 30, 2016, the company had no allowance for loan losses as no loans were designated as impaired, and all loans had protective equity such that at September 30, 2016, collection was deemed probable for amounts owing. There were no loans past due more than 90 days at September 30, 2016.

Operations Expense

Significant changes to operating expense areas for the nine month period ended September 30, 2016 compared to the same period in 2015 are summarized in the following table.

	Mortgage Servicing Fees	Asset Management Fees, net	Costs From RMC, net	Professional Services, net	Other	Total
For the nine months ended
September 30, 2016	$55,749	—	—	4,500	5,849	66,098
September 30, 2015	38,714	—	36,286	8,359	14,177	97,536
Change	$17,035	—	(36,286)	(3,859)	(8,328)	(31,438)

Change
Loan Balance Increase	$17,035	—	—	—	—	17,035
Capital Balance Increase	—	53,712	78,298	—	—	132,010
Managers Fees/Costs Waived	—	(53,712)	(114,584)	—	—	(168,296)
Manager Reimbursement	—	—	—	(7,716)	—	(7,716)
Professional Service Timing	—	—	—	5,982	—	5,982
Other	—	—	—	(2,125)	(8,328)	(10,453)
Change	$17,035	—	(36,286)	(3,859)	(8,328)	(31,438)

– Mortgage servicing fees

The increase in mortgage servicing fees of $17,035 for the nine months ended September 30, 2016, compared to the same period in 2015 was due to the increase in the secured loan portfolio.

– Asset management fees, net

Total asset management fees chargeable increased by $53,712 for the nine months ended September 30, 2016, compared to the same period in 2015 due to the increase in members’ capital. All asset management fees chargeable for the nine months ended September 30, 2016 and 2015 were waived by RMC, at its sole discretion.  There is no assurance RMC will waive its right to receive such fees in future periods.

– Costs through RMC, net

Costs incurred by RMC, for which reimbursement could have been requested increased by $78,298 for the nine months ended September 30, 2016, compared to the same period in 2015 primarily due to the increases in members’ capital. The total amount of such costs for the nine months ended September 30, 2016 was waived by RMC, at its sole discretion. There is no assurance RMC will waive its right to receive such reimbursements in future periods.

– Professional services, net

Professional fees consists primarily of legal, audit and tax expenses. The decrease in professional services for the nine months ended September 30, 2016, was due primarily to manager reimbursements.

Analysis and discussion of income/(loss) from operations 2016 v. 2015 (for the three months ended)

Significant changes to income or expense areas for the three month period ended September 30, 2016 compared to the same period in 2015 are summarized in the following table.

		Provision/ Allowance
	Interest	For Loan	Late	Operations	Net
	Income	Losses	Fees	Expense	Income
For the three months ended
September 30, 2016	$696,544	—	4,539	21,891	679,192
September 30, 2015	462,963	—	1,951	13,611	451,303
Change	$233,581	—	2,588	8,280	227,889

Change
Loan Balance Increase	$250,534	—	—	6,727	243,807
Loan Portfolio Effective Yield Rate	(16,953)	—	—	—	(16,953)
Late Fees	—	—	2,588	—	2,588
Capital Balance Increase	—	—	—	47,618	(47,618)
Managers Fees Waived	—	—	—	(47,618)	47,618
Managers Reimbursement	—	—	—	—	—
Other	—	—	—	1,553	(1,553)
Change	$233,581	—	2,588	8,280	227,889

Interest income

Interest on loans, net increased $233,581 (50%) for the three months ended September 30, 2016, compared to the same period in 2015 due to growth of the secured loan portfolio offset by decreases in the effective yield. The portfolio’s strong payment history to date has resulted in no loans being designated as non-accrual.

Provision for loan losses/allowance for loan losses

At September 30, 2016, the company had no allowance for loan losses as no loans were designated as impaired, and all loans had protective equity such that at September 30, 2016, collection was deemed probable for amounts owing. There were no loans past due more than 90 days at September 30, 2016.

Operations Expense

Significant changes to operating expense areas for the three month period ended September 30, 2016 compared to the same period in 2015 are summarized in the following table.

	Mortgage Servicing Fees	Asset Management Fees, net	Costs From RMC, net	Professional Services, net	Other	Total
For the three months ended
September 30, 2016	$20,228	—	—	—	1,663	21,891
September 30, 2015	13,501	—	—	—	110	13,611
Change	$6,727	—	—	—	1,553	8,280

Change
Loan Balance Increase	$6,727	—	—	—	—	6,727
Capital Balance Increase	—	20,415	27,203	—	—	47,618
Managers Fees Waived	—	(20,415)	(27,203)	—	—	(47,618)
Manager Reimbursement	—	—	—	—	—	—
Other	—	—	—	—	1,553	1,553
Change	$6,727	—	—	—	1,553	8,280

– Mortgage servicing fees

The increase in mortgage servicing fees of $6,727 for the three months ended September 30, 2016, compared to the same period in 2015 was due to the increase in the secured loan portfolio.

– Asset management fees, net

Total asset management fees chargeable increased by $20,415 for the three months ended September 30, 2016, compared to the same period in 2015 due to the increase in members’ capital. All asset management fees chargeable for the three months ended September 30, 2016 and 2015 were waived by RMC, at its sole discretion. There is no assurance RMC will waive its right to receive such fees in future periods.

– Costs through RMC, net

Costs incurred by RMC, for which reimbursement could have been requested increased by $27,203 for the three months ended September 30, 2016, compared to the same period in 2015 primarily due to the increases in members’ capital. The total amount of such costs for the three months ended September 30, 2016 and 2015 was waived by RMC, at its sole discretion. There is no assurance RMC will waive its right to receive such reimbursements in future periods.

– Professional services, net

Professional fees consists primarily of legal, audit and tax expenses. The total amount of such costs for the three months ended September 30, 2016 and 2015 was reimbursed by RMC, at its sole discretion. There is no assurance RMC ill reimburse these costs in the future.

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

Loan transactions for the nine months ended September 30, 2016 are summarized in a table included at Note 4 (Loans), and members’ capital transactions for the nine months ended September 30, 2016, are summarized in the Statement of Changes in Members’ Capital, both included in Part 1, Item 1 of the report on Form 10-Q, and both are incorporated by this reference in this Item2.

Cash Receipts and disbursements

Cash receipts and disbursements by business activity are presented in the following table for the three and nine months ended September 30.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Loan principal/advances/interest
Principal & advances collected	$4,105,900	$4,722,724	$14,613,238	$10,767,338
Interest received, net	690,103	469,814	1,908,796	1,242,028
Other loan income	4,589	1,951	11,502	7,283
Loan funding	(7,620,750)	(5,256,730)	(21,788,250)	(14,274,123)
Cash – loans, net	(2,820,158)	(62,241)	(5,254,714)	(2,257,474)

Operations Expense	(17,775)	(13,179)	(68,148)	(19,296)

Members’ capital
Gross subscription proceeds	3,925,921	1,969,425	10,028,663	6,063,454
Organization and offering costs, net	(121,616)	(98,744)	(358,351)	(276,062)
Formation loan, net	(273,910)	(138,980)	(689,746)	(416,633)
Distributions and redemptions, net	(486,531)	(475,803)	(1,370,896)	(1,334,944)
Cash – members’ capital, net	3,043,864	1,255,898	7,609,670	4,035,815
Net change in cash	$205,931	$1,180,478	$2,286,808	$1,759,045

The presentation above differs in format from the Statements of Cash Flows included in Part I, Item 1 of this report and emphasizes net cash generated or used in the company’s primary business activities.  The format of the Statements of Cash Flows is defined by GAAP.

Contractual obligations

At September 30, 2016 the company had no contractual obligations, except to reimburse RMC for O&O expenses. See Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report for detailed presentations of the company activities for which related parties are compensated and related transactions, which presentations are incorporated by this reference into this Item 2.

At September 30, 2016 the company had no construction or rehabilitation loans outstanding.

Off-balance Sheet Arrangements

During the nine months ended September 30, 2016, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes or protect or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance.  As of September 30, 2016, the company was not involved in any legal proceedings other than those that would be considered part of the normal course of business.

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

Use of Proceeds from Registered Securities

In June 2016, the company’s Registration Statement on Form S-11 filed with the SEC (SEC File No. 333-208315) to offer up to 120,000,000 units ($120,000,000) to the public and 20,000,000 units ($20,000,000) to its members pursuant to the DRIP became effective and is effective for up to three (3) years thereafter.

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

The following summarizes the proceeds from sales of units from inception (October 5, 2009) through September 30, 2016.

	Proceeds
Gross proceeds admitted from investors	$38,625,400
From electing members under our distribution reinvestment plan	3,850,100
From premiums paid by RMC	160,498	(1)
Total proceeds from unit sales	$42,635,998

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

Redemptions are made once a quarter, on the last business day of the quarter. Redemptions for the three months ended September 30, 2016 were $208,520. The unit redemption program is ongoing and available to members beginning one year after the purchase of the units.  The maximum number of units that may be redeemed in any year and the maximum amount of redemption available in any period to members are subject to certain limitations.

ITEM 3.	Defaults Upon Senior Securities

Not Applicable.

ITEM 4.	Mine Safety Disclosures

Not Applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit No.	Description of Exhibits

10.7	Form of advisory agreement

31.1	Certification of Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: November 10, 2016	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

10.7	Form of advisory agreement

31.1	Certification of Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document