Form 10-K
period 2016-12-31
Redwood Mortgage Investors IX
filed 2017-03-31
CIK 1448038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒    YES  ☐    NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒    YES  ☐    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐    YES  ☒    NO

The registrant’s units of limited liability company interests are not publicly traded and therefore have no market value. The registrant is conducting an ongoing public offering of its units pursuant to a Registration Statement on Form S-11 (File No. 333-208315), which are being sold at $1.00 per unit. The registrant has 47,016,353 limited liability company interests outstanding as of February 28, 2017.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Index to Form 10-K

December 31, 2016

i

Forward-Looking Statements

Certain statements in this Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (or the Exchange Act), including statements regarding the company’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods or by use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” “possible” or similar terms or variations on those terms or the negative of those terms. Forward-looking statements include statements regarding trends in the California real estate market, future interest rates and economic conditions and their effect on the company and its assets, estimates as to the allowance for loan losses, estimates of future redemptions of units, future funding of loans by the company, and beliefs relating to how the company will be affected by current economic conditions and trends in the financial and credit markets. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following:

•	changes in economic conditions, interest rates, and/or changes in California real estate markets,
•	the impact of competition and competitive pricing for mortgage loans,
•	our ability to grow our mortgage lending business,
•	the manager’s ability to make and arrange for loans that fit our investment criteria,
•	the concentration of credit risks to which we are exposed;
•	increases in payment delinquencies and defaults on our mortgage loans; and
•	changes in government regulation and legislative actions affecting our business.

All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Part I

Item 1 – Business

Redwood Mortgage Investors IX, LLC (or we, RMI IX or the company) is a Delaware limited liability company formed in October 2008 to engage in business as a mortgage lender and investor by making and holding-for-investment loans secured by California real estate, primarily through first and second deeds of trust.

The ongoing sources of funds for loans are the proceeds (net of redemption of members’ capital) from

•	sale of members’ units (net of reimbursement to RMC of organization and offering expenses), including units sold by reinvestment of distributions,
•	loan payoffs,
•	borrowers’ monthly principal and interest payments, and
•	to a lesser degree and, if obtained, a line of credit.

The company is externally managed by Redwood Mortgage Corp. (or RMC or the manager). The manager is solely responsible for managing the business and affairs of the company, subject to the voting rights of the members on specified matters. The manager acting alone has the power and authority to act for and bind the company. RMC provides the personnel and services necessary for us to conduct our business as we have no employees of our own.

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

The price paid for redeemed units is based on the lesser of the purchase price paid by the redeeming member or the member’s capital account balance as of the date of each redemption payment. Redemption value is calculated based on the period from date of purchase as follows:

•	After one year, 92% of the purchase price or of the capital account balance, whichever is less;
•	After two years, 94% of the purchase price or of the capital account balance, whichever is less;
•	After three years, 96% of the purchase price or of the capital account balance, whichever is less;
•	After four years, 98% of the purchase price or of the capital account balance, whichever is less;
•	After five years, 100% of the purchase price or of the capital account balance, whichever is less.

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

Our primary investment objectives are to:

•	Yield a favorable rate of return from the company’s business of making and/or investing in loans,
•

Preserve and protect the company’s capital by making and/or investing in loans secured by California real estate, preferably income-producing properties geographically situated in the San Francisco Bay Area and the coastal metropolitan regions of Southern California, and

•	Generate and distribute cash flow from these mortgage lending and investing activities.

Loans are arranged and generally are serviced by RMC. The company generally funds loans at fixed interest rates that provide for:

•	Monthly payments of either (i) interest only with a balloon payment at maturity or (ii) principal and interest based on a 30-year amortization schedule with a balloon payment at maturity, and
•	Having maturities of 5 years or less.

The company’s loans generally have shorter maturity than typical mortgages. In the event that a loan is performing, and collection is deemed probable at maturity, we may elect to extend the loan’s maturity. In the event a borrower is unable to repay in full the principal owing on the loan maturity, we may elect to modify the loan payment terms and designate the loan as impaired, or we may elect to foreclose and take back the property for sale.

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

Regulations

We are engaged in business as a mortgage lender and investor by making and holding-for-investment loans secured by California real estate, primarily through first and second deeds of trust.  We and RMC, which arranges and generally services our loans, are heavily regulated by laws governing lending practices at the federal, state and local levels. In addition, proposals for further regulation of the financial services industry continually are being introduced. The laws and regulations to which we and RMC are subject include rules and restrictions pertaining to:

•	the conduct of a mortgage lending business by a licensed California real estate broker under state and federal law,
•	real estate settlement procedures,
•	fair lending,
•	truth in lending,
•	federal and state loan disclosure requirements,
•	the establishment of maximum interest rates, finance charges and other charges,
•	loan-servicing procedures,
•	secured transactions and foreclosure proceedings,
•	privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers, and
•

with respect to the company and the offering of member units, required filings with the Securities and Exchange Commission (“SEC”) pursuant to federal securities laws, including periodic reports such as Form 10-K and Form 10-Q, and with the States’ securities agencies.

Key federal and state laws, regulations, and rules relating to the conduct of our business include the following:

•	California Real Estate Law.

The California Real Estate Law, codified in California Business and Professions Code Sections 10000 et seq., together with the Real Estate Commissioner’s rules thereunder, govern the licensing, administration and activities of licensed real estate brokers (including mortgage loans brokers) in the State of California, including rules relating to, among other things, licensing, borrower and investor disclosures, compensation and fees, disciplinary action, and transactions involving trust deeds and real property sale contracts generally.  We are not a licensed real estate broker but our manager, RMC, is so licensed and will be subject to those laws and regulations.

RMC’s loan files and other books and records are subject to examination by the California Bureau of Real Estate.  Such examinations, as well as new regulations that may be issued in the future, could ultimately increase RMC’s and our administrative burdens and costs.

•	Dodd-Frank Wall Street Reform and Consumer Protection Act.

This federal law passed in 2010 imposes significant regulatory restrictions on the origination of residential mortgage loans, under sections concerning “Mortgage Reform and Anti-Predatory Lending.” For example, when a consumer loan is made, the lender is required to make a reasonable and good faith determination, based on verified and documented information concerning the consumer’s financial situation, as to whether the consumer has a reasonable ability to repay a residential mortgage loan before extending the loan. The act calls for regulations prohibiting a creditor from extending credit to a consumer secured by a high-cost mortgage without first receiving certification from an independent counselor approved by a government agency. The act also adds new provisions prohibiting balloon payments for defined high-cost mortgages. The act established the Consumer Financial Protection Bureau (CFPB), giving it regulatory authority over most federal consumer-lending laws, including those relating to residential mortgage lending, and oversight over companies that provide consumer financial products or services, including us. Many of the federal regulations governing mortgage lending have been significantly amended and expanded through the passage of the Dodd Frank Act.

The act also enhanced regulatory requirements on banking entities and other organizations considered significant to U.S. financial markets and provides for reform of the asset-backed securitization market. We do not expect these particular regulatory changes will have a material direct effect on our business or operations.

•	Real Estate Settlement Procedures Act (“RESPA”).

RESPA is a federal law passed in 1974 with the purpose of establishing settlement procedures for consumer real estate purchase and refinance transactions on residential (1-4 unit) properties. It establishes rules relating to affiliated business relationships, escrow accounts for property taxes and hazard insurance and loan servicing, among other things. It prohibits unearned referral fees from being charged in a covered transaction. RESPA also governs the format of the Loan Estimate and the Closing Disclosure forms provided to consumers in real estate transactions.

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

HOEPA is a federal law passed in 1994 to provide additional disclosures for certain closed-end home mortgages. These “high-cost” closed-end home mortgages are loans with interest rates and fees in excess of certain percentage or amount thresholds. These regulations primarily focus on additional disclosure with respect to the terms of the loan to the borrower, the timing of such disclosures, and the prohibition of certain loan terms, including balloon payments and negative amortization. Failure to comply with the regulations will render the loan rescindable for up to three years. Lenders can be held liable for attorneys’ fees, finance charges and fees paid by the borrower and certain other money damages.  Similarly, in California, Financial Code Section 4970, et. seq., became effective in 2002. It provides for state regulation of “high-cost” consumer residential mortgage loans (also called “covered loans”) secured by liens on real property. Section 4970 defines covered loans as consumer loans in which the original principal balance of the loan does not exceed the most current conforming loan limit for a single-family first mortgage loan established by the Federal National Mortgage Association, with interest rates and/or fees exceeding one of the statutorily defined percentage or amount thresholds. The law prohibits certain lending practices with respect to high-cost loans, including the making of a loan without regard to the borrower’s income or obligations. When making such loans, lenders must provide borrowers with a consumer disclosure and provide for an additional rescission period prior to closing the loan.

•	Mortgage Disclosure Improvement Act.

This federal law enacted in 2008, regulates the timing and delivery of loan disclosures for all mortgage loan transactions governed under the Real Estate Settlement Procedures Act.

•	Home Mortgage Disclosure Act (“HMDA”).

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

This federal rule was issued in 2007 under Section 114 of the Fair and Accurate Credit Transactions Act of 2003 and amended by the Red Flag Program Clarification Act of 2010. It requires lenders and creditors to implement an identity theft prevention program to identify and respond to account activity in which the misuse of a consumer’s personal identification may be suspected.

•	Gramm-Leach-Bliley Act (aka Financial Services Modernization Act of 1999).

This federal act passed in 1999 requires all businesses that have access to consumers’ personal identification information to implement a plan providing for security measures to protect that information. As part of this program, we provide applicants and borrowers with a copy of our privacy policy.

•	The California Homeowner Bill of Rights (“HOBR”).

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

In addition, key federal and state laws, regulations, and rules are applicable as a result of the offering of our units.

•	Federal Securities Laws: The Securities Act of 1933 and The Exchange Act of 1944

Because our offering of units has been registered under the Securities Act of 1933 (“Securities Act”), as amended, and we have registered the units pursuant to Section 12(g) of the Exchange Act (“Exchange Act”), we are a public reporting company. As a public reporting company, we are required to file annual, quarterly and other periodic reports with the SEC and comply with applicable provisions of the Sarbanes-Oxley Act  of 2002 and the related rules and regulations promulgated by the SEC. The registration of our units pursuant to Section 12(g) of the Exchange Act, along with the satisfaction of certain other requirements under the Employee Retirement Income Security Act of 1974 (“ERISA”), enables the units to qualify as “publicly-offered securities” for purposes of ERISA and regulations issued thereunder.

•	Sarbanes-Oxley Act of 2002

RMC, as our manager, is responsible for establishing and maintaining adequate internal control over financial reporting with respect to us as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and rules and regulations of the SEC thereunder. RMC is required to review and evaluate on an annual basis our internal control over financial reporting, and on a quarterly basis, to evaluate changes in our internal control over financial reporting.

•	Financial Industry Regulatory Authority Regulatory Notice 15-02

In 2015 the SEC approved amendments to rules of the Financial Industry Regulatory Authority (“FINRA”) applicable to securities of direct participation programs, such as our units and to non-listed real estate investment trusts. The amendments, which became effective on April 11, 2016, provide, among other things, that (i) FINRA members distributing our units must include in customer account statements our per unit estimated value that must be developed using a methodology reasonably designed to ensure our per unit estimated value’s reliability; and (ii) our per unit estimated value disclosed from and after 150 days following the second anniversary of the admission of investors in our public offering must be based on an appraised valuation methodology developed by, or with the material assistance of, a third-party expert and updated on at least an annual basis. The rule changes also provide that the account statements must include additional disclosure regarding the sources of our distributions to unit holders.

•	Blue Sky Laws

We are subject to the state securities laws (“blue sky laws”) of the states in which we intend to offer for sale our units. Under these blue sky laws, we have to register the offering of units being made pursuant to the prospectus before we can begin to sell in a state. Also, many of the states have adopted or apply the Mortgage Program Guidelines adopted by the North American Securities Administrators Association (“NASAA”). The NASAA Mortgage Program Guidelines require us to include certain offering terms and conditions that we might not have included if we were not subject to the state blue sky laws. Provisions imposed by the NASAA Mortgage Program Guidelines include restrictions on:

•	the requirements of sponsors (i.e., the manager), such as the required experience and net worth of the sponsor;
•	the fiduciary duty obligations of the sponsor;
•

the suitability of the investors, including the economic suitability, the factors that must be reviewed in determining that the investor is suitable and the representations that can be required of the investor in the subscription agreement for the investment;

•	the fees and compensation that can be charged and paid to the sponsor as well as the expenses that can be reimbursed to the sponsor;
•	the handling of certain conflicts of interest between us and the sponsor; and
•	investment restrictions on our activities and restrictions on the sponsor related to our activities.

Term of the company

The term of the company will continue until October 2028, unless sooner terminated as provided in the operating agreement.

Item 1A – Risk Factors

We are classified as a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

In connection with the ongoing offering of our units, the prospectus contained in our registration statement on Form S-11 (File No. 333-208315) contains a discussion of material risk factors in the section titled “Risk Factors”.  We may update such risks from time to time in our SEC filings.

Item 1B – Unresolved Staff Comments

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2 – Properties

The company owns no real property and has not owned any real property since its inception.

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

Item 4 – Mine Safety Disclosures

Not Applicable.

Part II

Item 5 – Market for the Registrant’s Units, Related Unitholder Matters and Issuer Purchases of Equity Securities

There is no established public trading and/or secondary market for the units and none is expected to develop. There are substantial restrictions on transferability of units. In order to provide liquidity to members, we have adopted a unit redemption program.  See “Liquidity and unit redemptions program” in Part I of this Report. As of February 28, 2017, we had approximately 900 unit holders, who held 47,016,353 units.

Recent sales of unregistered securities

All sales of securities by the company within the past three years were registered under the Securities Act of 1933.

Ongoing public offerings of units/ SEC registrations

Since October 2009, we have offered and sold units pursuant to registration statements on Form S-11. Our currently effective registration statement on Form S-11 (File No. 333-208315) registered 120,000,000 units ($120,000,000) for offer and sale to the public and 20,000,000 units ($20,000,000) to our members pursuant to our DRIP.  As of December 31, 2016 we have sold 48,115,803 units for an aggregate offering price of $48,115,803 under the registration statements.

Proceeds from sales of units from inception (October 2009) through December 31, 2016 are summarized below.

From investors – admitted	$43,708,599
From members under our DRIP	4,245,444
From premiums paid by RMC(1)	161,760
Total proceeds from unit sales	$48,115,803
(1)

If a member acquired units through an unsolicited sale (i.e. without broker/dealer) the member’s capital account is credited with their capital contribution plus a premium paid by RMC equal to the amount of the sales commissions that otherwise would have been paid to a broker-dealer by RMC. This premium is reported in the year paid as taxable income to the member.

Use of Proceeds from sale of units

We will use the proceeds from the sale of the units to

•	make additional loans,
•	fund working capital reserves,
•	pay RMC up to 4.5% of proceeds from the sale of units for organization and offering expenses, and
•	fund a formation loan to RMC at up to 7% of proceeds from sale of units.

Total estimated expenses incurred with respect to the offering and sale of our units from program inception through December 31, 2016 were $1,851,522, including reimbursement to brokers for certain expenses.  Broker commissions and premiums paid to certain investors upon the purchase of units will be paid by RMC from funds advanced by the company from offering proceeds, which we refer to as the “formation loan”.  Please refer to the disclosure under “—Unit sales commissions paid to broker-dealers/formation loan” in Note 1 and “—Reimbursement and allocation of organization and offering expenses” in Note 3 (Managers and Related Parties) to the financial statements included in Part II, Item 8 of this report for a discussion of the formation loan and organization and offering expenses, which discussions are incorporated herein by this reference.

Distributions

Cash distributions totaled $2,426,108 and $1,738,384 in 2016 and 2015, respectively. See “Distribution policy” under item 1- Business in Part I of this annual report, which discussion is incorporated by reference herein.

Distribution reinvestment plan

The DRIP provision of the operating agreement permits members to elect to have all or a portion of their monthly distributions reinvested in additional units. During 2016 and 2015, 1,366,278 and 995,321 units, respectively, were distributed to members under the DRIP.

Liquidity and unit redemption program

Units redeemed in 2016 by quarter are presented in the following table.

2016	Units redeemed
Q1	$232,208
Q2	159,917
Q3	208,520
Q4	343,972
Total	$944,617

All redemptions are made on the last business day of the quarter, and valued at $1 per unit.

Fair market value / unit value

RMC obtained information regarding fair market valuations and unit value as of December 31, 2016, for RMI IX in compliance with Financial Industry Regulatory Authority (or FINRA) Rule 2310 concerning direct-participation-program value per unit estimates. The valuation was performed by a qualified, nationally prominent firm in accordance with the objective, scope, and approach established by RMC, and is the sole responsibility of RMC. Industry standard valuation approaches, including the Income, Discounted Cash Flow, Market and Cost Approach were utilized in deriving the fair values, as appropriate. There is no assurance that this estimated value is or will remain accurate, and it does not determine the amount that a member is entitled to receive upon redemption of units.

The fair value of a unit of RMI IX was determined to be $0.98, after consideration of the fair values of the net assets held and the restrictions in the unit redemption program and the restrictions on transferability of units.

The fair value of the portfolio of secured loans, per the analysis, is approximately $42.7 million, representing a premium of approximately $2.6 million over the book value.

The portfolio of secured loans was valued based on the appropriate application of the income, discounted cash flow, market, and cost approaches. Although all the approaches are considered in a comprehensive valuation analysis, the nature of the asset and the availability of data will dictate which approaches are ultimately utilized to derive each asset’s value.

Discounted Cash flow Approach – The discounted cash flow method is comprised of four steps: 1) project future cash flows for a certain discrete projection period; 2) discount these cash flows to present value at a rate of return that considers the relative risk of achieving the cash flows and the time value of money; 3) estimate the residual value of cash flows subsequent to the discrete projection period; 4) combine the present value of the residual cash flows with the discrete projection period cash flows to indicate the fair market value.

Income Approach - The income approach is a valuation technique that provides an estimation of the fair value of an asset, such as RMI IX’s loans, based on the cash flows that an asset can be expected to generate over its estimated remaining economic term. This approach begins with an estimation of the annual cash flows a prudent investor would expect the subject asset to generate over a discrete projection period. The estimated cash flows for each of the years in the discrete projection period are then converted to their present value equivalent using a rate of return appropriate for the risk of achieving the asset’s projected cash flows. The present value of the estimated cash flows is then added to the present value equivalent of the residual value of the asset at the end of the discrete projection period to arrive at an estimate of fair value.

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

Item 6 – Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

Results of Operations

General economic conditions – California

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

In the publication dated March 3, 2017 by the Economics Group of Wells Fargo Securities the headline read:

“California’s Unemployment Rate Declines to 5.1 Percent / California’s unemployment rate fell to 5.1 percent in January but job growth slowed substantially, as retailers and the leisure & hospitality sector cut staff, possibly in response to the higher state minimum wage. “

The report goes on “California’s unemployment rate continues to edge lower, falling 0.1 percentage points in January to 5.1 percent. The number of Californians stating that they were working rose by 10,600 in January, while the civilian labor force fell by 2,100 persons. The number of unemployed fell by the difference, or 12,700. California’s unemployment rate declined 0.6 percentage points over the past year, which is a faster decline than seen nationwide. The gap between California’s unemployment rate and the national rate is now just 0.3 percentage points, which is the narrowest it has been since August 2006.

While the decline in California’s unemployment rate is encouraging, nonfarm employment growth has been decelerating. Employers added 9,700 jobs in January, following a 4,800-job gain in December. Hiring continues to be driven by California’s tech sector. Professional, scientific & technical services firms added 9,000 jobs in January and another 7,200 jobs were added in the information sector. The latter sector includes data processing and Internet search but also includes the motion picture and recording industries. All of the growth in the information sector over the past year, however, has come from software publishers (+4,700 jobs), data processing, hosting and related services (+4,200 jobs) and other information services (+9,700 jobs), most of which were likely in Internet search. Employment in California’s motion picture and sound recording sector fell 3.8 percent over the past year, resulting in a net loss of 6,300 jobs.

January’s improvement in tech hiring follows an unusually slow patch for the tech sector. Tech employment rose 2.5 percent over the past year, down from roughly 5 percent the prior year. The slower pace for the tech sector is even more disappointing in that the January employment report included revisions to prior months’ data, which we had hoped would show upward revisions to tech-related employment. There were some notable revisions within the tech sector, with hiring stronger at web search portals. The books are not completely closed on 2016, however. The revisions are based off of a hard count of jobs, which are only available through June. Almost all of the deceleration in tech employment took place in the second half of the year and those data will be revised again next year.

Overall job growth has also slowed. Employment in retail trade declined by 15,300 jobs in January, marking the largest one-month drop since the dark days of the Great Recession. Employment in the leisure & hospitality sector and transportation & warehousing industries also posted unusually large declines. We suspect increases in the minimum wage may have been the culprit. The retailing industry has been through a tough time of late and many chains are looking to cut costs and close stores.”

In the publication “Special Commentary / What’s Heating Up and Cooling Off in the San Francisco Bay Area” dated January 31, 2017 by the Economics Group of Wells Fargo Securities the headlines read:

“Bay Area employment growth continues to outpace the nation.”

“Late-cycle headwinds have created a more challenging business environment.”

“The moderation in employment growth and housing costs should continue in 2017. “

“We estimate that the Bay Area’s economy grew 5.9 percent in 2016.”

The report goes on: “California’s economy has outpaced the nation for the past six years, and the San Francisco Bay Area has been the fastest growing part of the state by far (Figure 1). Annual real GDP growth in the greater Bay Area has averaged a strong 4.0 percent between 2010 and 2015. Growth in the local economy has been driven by the strength of the region’s technology sector and its impact on construction and supporting industries. The surge of economic growth at a time when the national economy has been growing only modestly is largely without precedent. Combined, the San Francisco-Oakland-Hayward and San Jose-Sunnyvale-Santa Clara metropolitan areas accounted for 8.0 percent of all U.S. real GDP growth from 2010 to 2015, despite comprising just 3.8 percent of the nation’s economy.

Bay Area employment growth continues to outpace the nation (Figure 2). Payroll gains have cooled relative to recent years, however, as late-cycle headwinds, including tighter labor market conditions and rising compensation costs, have created a more challenging business environment. Annual job growth in the Bay Area has slowed to between 2.5 percent and 3 percent compared to the 3.5 percent to 4 percent pace registered during the majority of 2013 to 2015. Notably, this slowdown has also been evident in the region’s tech sector. Job growth in the professional, scientific & technical services and information sectors, which capture a significant portion of high-tech professions such as computer programmers, software developers and engineers, has decelerated over the past year.

The greater San Francisco Bay Area is comprised of the 12 counties that make up the San Jose-San Francisco-Oakland combined statistical area, which include Alameda, Contra Costa, Napa, Marin, San Francisco, San Mateo, Santa Clara, Sonoma, Solano, Santa Cruz, San Benito and San Joaquin.

The persistent tightening of the labor market has been a notable development across the country this past year, as the labor market has reached levels widely thought to be consistent with full employment. The U.S. unemployment rate stood at 4.7 percent in December and has been at or below 5 percent for the past year. In comparison, labor market conditions in the Bay Area have been tight for quite some time, as the jobless rate in the greater San Francisco Bay Area has been below 5 percent for nearly two years. The Bay Area’s unemployment rate is trending near 4.3 percent and is just about even with its previous 2006 low, but remains a full percentage point above the low reached during the height of the dot-com era in 1999.

With the pool of available workers continuing to diminish, labor costs have been edging higher as employers compete to attract and retain qualified workers. By a range of measures, wage growth has picked up across the country. Average hourly earnings in the United States were up 2.9 percent year over year in December after rising by an average of around 2 percent from 2010 to 2015. Wages have risen much faster in the Bay Area, and the region is home to some of the highest earning counties in the country.

The strength in average hourly earnings is largely due to the preponderance of higher-paying jobs in information technology and life sciences. The rapid growth in these jobs has supported hiring in other industries, which has worsened income polarization within the region and made it much more difficult for a large proportion of Bay Area residents to find affordable housing. Wages in lower-paying parts of the economy have also been pulled higher in recent years, however.

Adding to these building wage pressures, California’s state minimum wage increased $0.50 to $10.50 an hour at the start of 2017. The state’s minimum wage is scheduled to increase every year until it reaches $15 for all businesses by Jan. 1, 2023. Many Bay Area cities have been at the forefront of local wage increases, with some implementing changes as part of a plan to reach a $15 minimum wage ahead of the statewide mandate. … While the rise of the minimum wage is providing some relief to workers, it places an additional burden on many businesses and will likely slow job growth modestly in the affected sectors.

Strong economic growth is pushing the Bay Area’s already high cost of living up at a faster pace relative to the nation. The Consumer Price Index (CPI) for the San Francisco-San Jose-Oakland combined metropolitan region has risen 3.1 percent year over year compared to the national increase of just 1.3 percent. Higher energy prices have played a meaningful role in price increases this past year, as gasoline prices have rebounded. We note that energy prices are more volatile in California due to environmental restrictions on the blends of gasoline used in the state and initiatives to promote green energy. The core CPI, which strips out the more volatile food and energy components, is still up 3.8 percent in the Bay Area and 2.2 nationwide. Shelter costs, which account for roughly 40 percent of the core CPI and captures rental prices, are up a sizable 6.9 percent over the past year in the Bay Area. In comparison, shelter prices nationwide are up just 3.6 percent over the period.

Skyrocketing home prices and rents continue to top the list of cost burdens for Bay Area residents. Higher housing costs are not a new development for the Bay Area, as the region’s perennially tight housing market tends to support prices and rents even when the economy is growing slowly. When growth picks up, the high costs and considerable delays in bringing new properties to the market tend to cause prices and rents to surge. In economic terms, San Francisco has an incredibly inelastic supply of housing.

Home prices have been rising steadily throughout the region since the end of the Great Recession as the Bay Area was one of the first major regions to see economic growth kick into higher gear. Home prices in San Francisco recovered back in April 2013 and currently stand nearly 40 percent higher than their previous 2007 peak. Despite the increases, home price appreciation across the Bay Area has largely decelerated. San Francisco County has seen a particularly notable slowdown in home price gains, with home price appreciation falling from an annual average increase of 12 percent in 2015 to a modest pickup of 1.3 percent year over year in November 2016. Much of this deceleration has occurred at the top of the market where price gains had been the greatest. Price increases for more modestly priced homes have actually accelerated in many parts of the Bay Area, as relatively little new supply has come on line.

Effective apartment rents were $2,472 per month in San Francisco, $2,059 per month in San Jose and $1,719 per month in the East Bay in the third quarter, according to data from Reis, which has pushed the vacancy rate slightly higher and helped cool off the rise in apartment rents. San Francisco’s apartment vacancy rate has risen about a percentage point over the past two years to 4.4 percent in the third quarter.”

In the section “Summary and Outlook” the report concludes:
“After five years of exceptionally solid economic growth, the Bay Area is beginning buckle on some of the strains generated from growing at such a rapid pace. Annual real GDP growth averaged a 4.0 percent pace in the Bay Area from 2010 to estimate that the economy grew 5.9 percent in 2016. By contrast, real GDP growth has averaged just a 1.9 percent pace nationwide over this period, and the U.S. economy grew just 1.6 percent in 2016. Stronger economic growth has brought the unemployment rate back down to levels long considered to be near full employment and wage gains have accelerated. The cost of living has also ramped up in the region, where growth has been much stronger and impediments to development are much greater. Traffic congestion has also worsened considerably, raising the costs of commuting. The higher costs of doing business and increasing frustration with traffic congestion have contributed to the out- migration of some businesses away from the region. Growth has also shifted to lower-cost parts of the Bay Area, most notably Oakland and the East Bay in general.

Growth in the region has shown some signs of moderation this past year. Nonfarm employment growth has decelerated. Job growth in the San Francisco metropolitan division was 3.1 percent in 2016, down from 4.8 percent the prior year. That still left payrolls some 32,400 jobs higher than the prior year, but the increase was down from a gain of 47,700 jobs in 2015. Much of the deceleration occurred during the second half of the year. Employment growth in Oakland followed a similar pattern, with nonfarm payrolls rising 2.5 percent in 2016, following a 3.1 percent rise the prior year. Oakland saw a net increase of 27,100 jobs in 2016, which is smaller than the 32,800 jobs added in 2015.

Housing costs are also showing some tentative signs of cooling. Home price appreciation has moderated, following huge gains at the higher-end of the market. In addition to suffering from some indigestion from previous price spikes, demand for higher-priced homes also likely cooled off a bit as the IPO market slowed and interest from overseas buyers waned. Apartment rent growth has also lessened as development has increased significantly in recent years and the sudden onslaught of new units caused rents to rise more slowly this past year.

The moderation in employment growth and housing costs should continue in 2017. Hiring has cooled off as employers have had a more difficult time filling vacant positions and rising compensation costs have raised the bar for many new hires. In addition, with the unemployment rate near 5 percent, many of the jobs being added are pulling workers from the ranks of the underemployed and involuntary part-time workers. The net result has been stronger wage and salary growth but less employment growth.”

Key performance indicators

Key performance indicators are presented in the following table for 2016, 2015 and 2014.

	2016	2015	2014
Secured loans – end of period balance	$40,123,393	27,360,138	19,185,660
Secured loans – average daily balance	$31,725,000	21,930,000	16,548,000

Interest on loans, gross	$2,719,075	1,891,358	1,474,887
Portfolio interest rate(1)	8.6%	8.6%	8.9%
Effective yield rate(2)	8.6%	8.6%	8.9%

Amortization of loan administrative fees, net	$35,071	59,540	111,370
Percent of average daily balance(3)	0.1%	0.3%	0.7%

Interest on loans, net	$2,684,004	1,831,818	1,363,517
Percent of average daily balance(3)	8.5%	8.4%	8.2%

Provision for loan losses	$—	—	—
Percent of average daily balance(3)	0.0%	0.0%	0.0%

Total operations expense	$90,552	85,932	280,218

Net Income	$2,608,480	1,757,132	1,093,723
Percent of average members’ capital(4)(5)	6.9%	6.6%	5.5%

Member Distributions	$2,426,108	1,738,384	1,311,718
Percent of average members’ capital(4)(5)(6)	6.5%	6.5%	6.5%

Members’ capital, gross – end of period balance	$45,558,567	31,403,178	21,720,875
Members’ capital, gross – average daily balance	$37,100,000	26,165,000	19,537,000

Member Redemptions(7)	$944,617	1,077,996	548,317

(1)	Stated note interest rate, weighted daily average
(2)	Yield rate of interest on loans
(3)	Percent of secured loans – average daily balance
(4)	Percent of members’ capital, gross – average daily balance
(5)	Percent based on the net income available to members (excluding 1% allocated to manager)
(6)	Members Capital Distributed during 2016 is net of O&O costs allocated to members during the year
(7)	Scheduled member redemptions as of December 31, 2016 were $437,623, payable in 2017

Secured loans

The secured loan balance at December 31, 2016 of $40,123,393 was an increase of approximately 47% ($12.7 million) over 2015’s $27,360,138, which was up approximately 43% ($8.2 million) from 2014’s $19,185,660. The increased balance of the secured loan portfolio is due to the 1) increased balance of members’ capital which provides additional capital for funding loans, and 2) the favorable economic environment generally and to increased investment in California real estate markets specifically, both of which expands the opportunity for new loans. Secured loans as a percent of member’s capital (based on average balances) was 85.5%, 83.8%, and 84.7% for 2016, 2015, and 2014 respectively.

Loans generally are funded at a fixed interest rate with a loan term of up to five years. Loans acquired are generally done so within the first six months of origination, and purchased at the current par value, which approximates fair value. As of December 31, 2016, 83 of the company’s 89 loans (representing 97%  of the aggregate principal of the company’s loan portfolio) had a loan term of five years or less from loan inception. The remaining loans had terms longer than five years. Substantially all loans are written without a prepayment-penalty provision. As of December 31, 2016, 19 loans outstanding (representing 24% of the aggregate principal balance of the company’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., safety margins to outstanding debt) as indicated by the overall conservative weighted average loan-to-value ratio (LTV) which at December 31, 2016 was approximately 51.5%. Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 48.5% in the property, and we as lenders have lent in the aggregate 51.5% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

See Note 4 (Loans) to the financial statements included in Part II, Item 8 of this report for detailed presentations on the secured loan portfolio and on the allowance for loan losses, which presentations are incorporated by this reference into this Item 7.

Performance overview

Revenue from the interest on loans, net in 2016 increased by approximately $852,000, over 2015, due to the growth of the secured loan portfolio. Operations expense for 2016 increased by approximately $5,000, over 2015 due primarily to an increase in mortgage servicing fees due to an increased loan portfolio. In all years presented, the manager, at its sole discretion, provided significant support to the company which affects the net income results.  See Note 3 (Managers and Other Related Parties-Organization and Offering Costs) to the financial statements included in Part II, Item 8 of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 7.

The maximum loan brokerage fee allowable for the manager to collect is 4%. For 2016 and 2015, RMC collected 2.04% and 2.22%, respectively.

Analysis and discussion of income from operations 2016 v. 2015

Significant changes to revenue and expenses during 2016 and 2015 are summarized in the following table.

	Interest on loans, net	Provision For Loan Losses	Operations Expense	Net Income

2016	$2,684,004	—	90,552	2,608,480
2015	1,831,818	—	85,932	1,757,132
Change	$852,186	—	4,620	851,348

Change
Loan Balance Increase	$852,186	—	24,201	827,985
Loan Portfolio Effective Yield Rate	—	—	—	—
Late Fees	—	—	—	3,782
Capital Balance Increase	—	—	185,949	(185,949)
Managers Fees/Costs Waived	—	—	(185,949)	185,949
Manager Reimbursements	—		(17,382)	17,382
Expense Recognition Timing	—	—	5,982	(5,982)
Other	—	—	(8,181)	8,181
Change	$852,186	—	4,620	851,348

 The table above displays only significant changes to net income for the period, and is not intended to cross foot.

Interest on loans, net

Interest on loans increased by $852,186 due to growth of the secured loan portfolio. The portfolio’s strong payment history to date has resulted in no loans being designated as non-accrual. The Secured loans – average daily balance at December 31, 2016 increased approximately $9.8 million, or approximately 44.7%, over the average daily balance at December 31, 2015.

Provision for loan losses

At December 31, 2016 and 2015, the company had not recorded an allowance for loan losses as all loans had protective equity such that at December 31, 2016 and 2015, collection was deemed probable for amounts owing. Total principal amounts past due more than 90 days at December 31, 2016 and 2015 was $890,470 and $0, respectively.

Operations expense

Operations expense as a percent of interest on loans, net was approximately 3.4% and 4.7% during 2016, and 2015, respectively, as RMC provided, at its sole discretion, financial support by fee waiver and by not passing on expenses that qualified as reimbursable to RMC. As loan balances continue to increase, operations expense as a percent of interest on loans, net will likewise decline (even with reduced levels of expense support from RMC).

Significant changes to operations expense during 2016 and 2015, are summarized in the following table.

	Mortgage Servicing Fees	Asset Management Fees, net	Costs From RMC, net	Professional Services, net	Other	Total

2016	$77,848	—	—	4,500	8,204	90,552
2015	53,647	—	—	18,025	14,260	85,932
Change	$24,201	—	—	(13,525)	(6,056)	4,620

Change
Loan Balance Increase	$24,201	—	—	—	—	24,201
Capital Balance Increase	—	77,211	108,738	—	—	185,949
Managers Fees/Costs Waived	—	(77,211)	(108,738)	—	—	(185,949)
Manager Reimbursement	—	—	—	(17,382)	—	(17,382)
Professional Service Timing	—	—	—	5,982	—	5,982
Other	—	—	—	(2,125)	(6,056)	(8,181)
Change	$24,201	—	—	(13,525)	(6,056)	4,620

See Note 3 (Managers and Other Related Parties-Organization and Offering Costs) to the financial statements included in Part II, Item 8 of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 7.

•	Mortgage servicing fees

The increase in mortgage servicing fees of $24,201 was consistent with the increase in the average daily secured loan portfolio to $31,725,000, noted above in Key Performance Indicators, at the annual rate of 0.25%.

•	Asset management fees

The total amount of asset management fees chargeable were $275,650 and $198,439 for 2016 and 2015, respectively. Of the total amount chargeable, RMC, at its sole discretion, waived asset management fees of $275,650 and $198,439, respectively. There is no assurance RMC will waive its right to receive such fees in future periods.

•	Costs through RMC

Costs incurred by RMC, for which reimbursement could have been requested were $275,967 and $167,229, for 2016 and 2015, respectively. Of the total amount chargeable, RMC at its sole discretion, waived reimbursements of $275,967 and $167,229, for 2016 and 2015, respectively. There is no assurance RMC will waive its right to receive such reimbursements in future periods.

•	Professional services

Professional services consist primarily of legal, audit and tax expenses. The decrease in professional services for 2016 and 2015, was due primarily to expense reimbursements by RMC, at its sole discretion, of $387,749 and $74,905, respectively. In addition, overall Audit & Tax fees decreased due to changes in timing of services provided and overall cost reductions due to increased efficiency in the reporting process.

Analysis and discussion of income from operations 2015 v. 2014

Significant changes to revenues and expenses during 2015 and 2014 are summarized in the following table.

		Provision
	Interest on	For Loan	Operations	Net
	loans, net	Losses	Expense	Income

2015	$1,831,818	—	85,932	1,757,132
2014	1,363,517	—	280,218	1,093,723
Change	$468,301	—	(194,286)	663,409

Change
Loan Balance Increase	$513,864	—	12,885	500,979
Loan Portfolio Effective Yield Rate	(45,563)	—	—	(45,563)
Late Fees	—	—	—	822
Capital Balance Increase	—	—	76,195	(76,195)
Managers Fees Waived	—	—	(215,079)	215,079
Managers Reimbursement	—	—	(76,343)	76,343
Cost Allocation Adjustments	—	—	34,458	(34,458)
Expense Recognition Timing	—	—	(12,728)	12,728
Expense Reductions	—	—	(4,118)	4,118
Other	—	—	(9,556)	9,556
Change	$468,301	—	(194,286)	663,409

 The table above displays only significant changes to net income for the period, and is not intended to cross foot.

Interest on loans, net

Interest on loans increased $468,301 due to growth of the secured loan portfolio offset by a decrease in the effective yield from 8.9% to 8.6%. The portfolio’s strong payment history to date has resulted in no loans being designated as non-accrual. The Secured loans – average daily balance at December 31, 2015 increased approximately $5.4 million, or approximately 32.5%, over the average daily balance at December 31, 2014.

Operations expense

Operations expense as a percent of interest on loans, net was approximately 4.7% and 20.6% during 2015, and 2014, respectively, as RMC provided, at its sole discretion, financial support by fee waiver and by not passing on expenses that qualified as reimbursable to RMC. As loan balances continue to increase, operations expense as a percent of interest on loans, net will likewise decline (even with reduced levels of expense support from RMC).

Significant changes to operations expense during 2015 and 2014 are summarized in the following table.

	Mortgage Servicing Fees	Asset Management Fees, net	Costs From RMC, net	Professional Services, net	Other	Total

2015	$53,647	—	—	18,025	14,260	85,932
2014	40,762	37,454	79,403	99,449	23,150	280,218
Change	$12,885	(37,454)	(79,403)	(81,424)	(8,890)	(194,286)

Change
Loan Balance Increase	$12,885	—	—	—	—	12,885
Capital Balance Increase	—	47,870	28,325	—	—	76,195
Managers Fees Waived	—	(85,324)	(129,755)	—	—	(215,079)
Manager Reimbursement	—	—	(12,431)	(61,518)	(2,394)	(76,343)
Cost Allocation Adjustments	—	—	34,458	—	—	34,458
Professional Service Timing	—	—	—	(9,228)	—	(9,228)
Income Tax Payment Timing	—	—	—	—	(3,500)	(3,500)
Expense Reductions				(4,118)	—	(4,118)
Other	—	—	—	(6,560)	(2,996)	(9,556)
Change	$12,885	(37,454)	(79,403)	(81,424)	(8,890)	(194,286)

 See Note 3 (Managers and Other Related Parties-Organization and Offering Costs) to the financial statements included in Part II, Item 8 of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 7.

•	Mortgage servicing fees

The increase in mortgage servicing fees of $12,885 is consistent with the increase in the average daily secured loan portfolio to 21,929,654 noted above in Key Performance Indicators, at the annual rate of 0.25%.

•	Asset management fees

The total amount of asset management fees chargeable were $198,439 and $150,569, for 2015 and 2014, respectively. Of the total amount chargeable, RMC at its sole discretion, waived asset management fees of $198,439 and $113,115, respectively. There is no assurance RMC will waive its right to receive such fees in future periods.

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

Professional fees consist primarily of legal, audit and tax expenses. The decrease in professional services for 2015 and 2014, was due primarily to expense reimbursements by RMC, at its sole discretion, of $74,905 and $31,605, respectively. No reimbursements for professional fees were provided during the same period in 2014. In addition, overall Audit & Tax fees decreased due to changes in timing of services provided and overall cost reductions due to increased efficiency in the reporting process.

Summary comparison – 4th quarter v. 3rd quarter

Significant changes to income or expense items for the three-month period ended December 31, 2016 compared to the three-month period ended September 30, 2016 is summarized in the following table.

		Provision
	Interest on,	For Loan	Operations	Net
	loans, net	Losses	Expense	Income
For the three months ended
December 31, 2016	$766,544	—	24,454	745,766
September 30, 2016	696,544	—	21,891	679,192
Change	$70,000	—	2,563	66,574

Change
Loan Balance Increase	$70,000	—	1,871	68,129
Late Fees	—	—	—	(863)
Other	—	—	692	(692)
Change	$70,000	—	2,563	66,574

      The table above displays only significant changes to net income for the period, and is not intended to cross foot.

Significant changes to income or expense items for the three-month period ended December 31, 2015 compared to the three-month period ended September 30, 2015 is summarized in the following table.

		Provision
	Interest on,	For Loan	Operations	Net
	loans, net	Losses	Expense(1)	Income
For the three months ended
December 31, 2015	$559,224	—	(11,604)	574,791
September 30, 2015	462,963	—	13,611	451,303
Change	$96,261	—	(25,215)	123,488

Change
Loan Balance Increase	$96,261	—	1,432	94,829
Managers Reimbursement	—	—	(26,620)	26,620
Other	—	—	(27)	2,039
Change	$96,261	—	(25,215)	123,488
(1)	The December 2015 operating expense reflects an adjustment for cost absorbed by the manager, made in the fourth quarter.

     The table above displays only significant changes to net income for the period, and is not intended to cross foot.

Members' capital, cash flows and liquidity

Cash flows by business activity are presented in the following table.

	2016	2015	2014
Members’ capital
Gross subscription proceeds	13,976,288	8,746,494	5,240,744
Supplemental contribution by manager	—	791,965	—
Organization and offering costs, net	(572,259)	(331,068)	(200,047)
Formation loan, net	(778,060)	(493,135)	(284,833)
Distributions and redemptions, net	(2,022,018)	(1,831,997)	(1,155,400)
Cash – members’ capital, net	10,603,951	6,882,259	3,600,464
Loan principal/advances/interest
Principal & advances collected	$19,737,102	$13,981,145	$9,514,020
Interest received, net	2,629,562	1,830,174	1,305,420
Other loan income	15,178	11,246	10,574
Loan funding & advances made	(32,502,176)	(22,166,048)	(14,012,518)
Cash – loans, net	(10,120,334)	(6,343,483)	(3,182,504)

Operations expense	(92,602)	5,749	(330,276)

Deposit on line of credit	(5,000)	—	—

Net change in cash	$386,015	$544,525	$87,684

In December 2015, the manager, at its sole discretion, made a supplemental contribution to members’ capital of $791,965. This contribution offset the cumulative difference, between net income and distributions to members for all periods through December 31, 2014.

The table below shows the breakout of distributions for 2016, 2015, and 2014.

	2016	2015	2014
DRIP	$1,366,278	$995,321	$713,481
Cash	1,059,830	743,063	598,237
Total	$2,426,108	$1,738,384	$1,311,718
Percent of members’ capital, electing cash distribution	44%	43%	46%

The table below shows the company’s unit redemptions for 2016, 2015, and 2014.

	2016	2015	2014
Capital redemptions-without penalty	$934,829	$852,478	$446,169
Capital redemptions-subject to penalty	9,788	225,518	102,148
Total	$944,617	$1,077,996	$548,317

Scheduled redemptions at December 31, 2016 were $437,623, to be paid in 2017.

The ongoing sources of funds for loans are the proceeds (net of redemption of members’ capital) from:

•	sale of members’ units (net of reimbursement to RMC of organization and offering expenses), including units sold by reinvestment of distributions,
•	loan payoffs,
•	borrowers’ monthly principal and interest payments, and
•	to a lesser degree and, if obtained, a line of credit.

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

Contractual obligations

The company had two contractual obligations: 1) scheduled unit redemptions to members, and 2) reimbursement to  RMC for O&O expenses at December 31, 2016. Scheduled redemptions at December 31, 2016 were $437,623, to be paid in 2017. See Note 3 (Managers and Other Related Parties-Organization and Offering Costs) and Note 5 (Commitments and Contingencies, Other Than Loan Commitments and Organization and Offering Costs) to the financial statements included in Part II, Item 8 of this report for a detailed presentation on commitments and contingencies, which presentation is incorporated by this reference into this Item 7.

The Company has no off-balance sheet arrangements as such arrangements are not permitted by the operating agreement.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

The Company is classified as a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Item 8 – Financial Statements and Supplementary Data

A – Financial Statements

The following financial statements of Redwood Mortgage Investors IX, LLC are included in Item 8:

B – Financial Statement Schedules

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members

Redwood Mortgage Investors IX, LLC

San Mateo, California

We have audited the accompanying balance sheets of Redwood Mortgage Investors IX, LLC (a Delaware Limited Liability Company) (the “Company”) as of December 31, 2016 and 2015 and the related statements of income, changes in members’ capital, and cash flows for each of the two years in the period ended December 31, 2016.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redwood Mortgage Investors IX, LLC at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, in 2016 and 2015 the Manager, at its sole discretion, provided financial support to the Company that improved net income and the return to investors in the form of waived fees, and by the decision not to seek reimbursement for operating costs incurred by the Manager for which reimbursement is allowable under the operating agreement. Collectively, these actions increased net income to the Company during the years ended December 31, 2016 and 2015 by approximately $1,309,174 and $638,971, respectively.

/S/ BDO USA, LLP
San Francisco, California

March 31, 2017

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Balance Sheets

December 31, 2016 and 2015

	2016	2015
ASSETS
Cash and cash equivalents	$2,194,854	$1,808,839
Loans
Principal	40,123,393	27,360,138
Advances	24,550	22,731
Accrued interest	287,767	177,209
Loan balances secured by deeds of trust	40,435,710	27,560,078
Loan administrative fees, net	30,282	86,398
Total loans	40,465,992	27,646,476
Other Assets	5,000	—
Total assets	$42,665,846	$29,455,315

LIABILITIES, INVESTORS IN APPLICANT STATUS, AND MEMBERS’ CAPITAL
Liabilities – Accounts payable	$89	$2,664

Investors in applicant status	1,408,185	1,022,865

Members’ capital, net	43,777,010	30,171,527
Receivable from manager (formation loan)	(2,519,438)	(1,741,741)
Members’ capital, net, less formation loan	41,257,572	28,429,786
Total liabilities, investors in applicant status and members’ capital	$42,665,846	$29,455,315

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Statements of Income

For the Years Ended December 31, 2016 and 2015

	2016	2015
Revenues, net
Interest income	$2,684,004	$1,831,818
Late fees	15,028	11,246
Total revenues	2,699,032	1,843,064

Provision for loan losses	—	—

Operations Expense
Mortgage servicing fees	77,848	53,647
Asset management fees, net (Note 3)	—	—
Costs from Redwood Mortgage Corp., net (Note 3)	—	—
Professional services, net (Note 3)	4,500	18,025
Other	8,204	14,260
Total operations expense	90,552	85,932
Net income	$2,608,480	$1,757,132
Members (99%)	2,582,395	1,739,561
Managers (1%)	26,085	17,571
	$2,608,480	$1,757,132

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Statements of Changes in Members’ Capital

For the Years Ended December 31, 2016 and 2015

		Members' Capital, net
	Investors In Applicant Status	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at December 31, 2014	$1,257,000	$21,720,875	$32,268	$(953,271)	$20,799,872
Contributions on application	8,733,081	—	—	—	—
Contributions admitted to members' capital	(8,960,216)	8,960,216	8,972	—	8,969,188
Premiums paid on application by RMC	4,620	—	—	—	—
Premiums admitted to members' capital	(11,620)	11,620	—	—	11,620
Net income	—	1,739,561	17,571	—	1,757,132
Earnings distributed to members	—	(1,738,384)	(10,937)	—	(1,749,321)
Earnings distributed used in DRIP	—	995,321	—	—	995,321
Members’ redemptions	—	(1,077,996)	—	—	(1,077,996)
Manager supplementally contributed capital	—	791,965	—	—	791,965
Organization and offering expenses	—	—	—	(408,023)	(408,023)
Manager reimbursement	—	—	—	76,956	76,956
Early withdrawal penalties	—	—	—	4,813	4,813
Balance at December 31, 2015	$1,022,865	$31,403,178	$47,874	$(1,279,525)	$30,171,527

		Members' Capital, net
	Investors In Applicant Status	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at December 31, 2015	$1,022,865	$31,403,178	$47,874	$(1,279,525)	$30,171,527
Contributions on application	13,948,155	—	—	—	—
Contributions admitted to members' capital	(13,564,585)	13,564,585	13,577	—	13,578,162
Premiums paid on application by RMC	14,606	—	—	—	—
Premiums admitted to members' capital	(12,856)	12,856	—	—	12,856
Net income	—	2,582,395	26,085	—	2,608,480
Earnings distributed to members	—	(2,426,108)	(17,571)	—	(2,443,679)
Earnings distributed used in DRIP	—	1,366,278	—	—	1,366,278
Members’ redemptions	—	(944,617)	—	—	(944,617)
Organization and offering expenses	—	—	—	(610,669)	(610,669)
Organization and offering expenses allocated	—	(152,791)	—	152,791	—
Manager reimbursement	—	—	—	38,410	38,410
Early withdrawal penalties	—	—	—	262	262
Balance at December 31, 2016	$1,408,185	$45,405,776	$69,965	$(1,698,731)	$43,777,010

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Statements of Cash Flows

For the Years Ended December 31, 2016 and 2015

	2016	2015
Operations
Interest received	$2,608,518	$1,858,426
Other loan income	15,178	11,246
Loan administrative fee reimbursed (paid)	21,044	(28,252)
Operations expense	(92,602)	5,749
Total cash provided by (used in) operations	2,552,138	1,847,169
Investing – loan principal/advances
Principal collected on loans	19,738,921	13,981,145
Loans originated	(32,502,176)	(22,155,623)
Advances on loans	(1,819)	(10,425)
Total cash provided by (used in) investing	(12,765,074)	(8,184,903)
Financing – members’ capital
Deposit on line of credit	(5,000)	—
Contributions by members, net
Contributions by members	13,976,288	8,746,494
Supplemental contribution by manager	—	791,965
Organization and offering expenses paid, net	(572,259)	(331,068)
Formation loan funding	(951,871)	(620,066)
Formation loan collected	173,811	126,931
Total cash provided by members, net	12,625,969	8,714,256
Distributions to members
Earnings distributed	(1,077,401)	(754,001)
Redemptions	(944,617)	(1,077,996)
Cash distributions to members	(2,022,018)	(1,831,997)
Total cash provided by (used in) financing	10,598,951	6,882,259
Net increase (decrease) in cash	386,015	544,525
Cash, beginning of period	1,808,839	1,264,314
Cash, end of period	$2,194,854	$1,808,839

	2016	2015
Net income	$2,608,480	$1,757,132
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of loan administrative fees	35,071	139,482
Change in operating assets and liabilities
Accrued interest	(110,557)	(32,932)
Receivable from affiliate	—	77,347
Loan administrative fees reimbursed (paid)	21,044	(108,194)
Accounts payable	—	—
Other	(1,900)	14,334
Total adjustments	(56,342)	90,037
Net cash provided by (used in) operating activities	$2,552,138	$1,847,169

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2016 and 2015

NOTE 1 – ORGANIZATION AND GENERAL

Redwood Mortgage Investors IX, LLC (or we, RMI IX or the company) is a Delaware limited liability company formed in October 2008 to engage in business as a mortgage lender and investor by making and holding-for-investment mortgage loans secured by California real estate, primarily first and second deeds of trust.

Our primary investment objectives are to

•	Yield a favorable rate of return from the company’s business of making and/or investing in loans,
•

Preserve and protect the company’s capital by making and/or investing in loans secured by California real estate, preferably income-producing properties geographically situated in the San Francisco Bay Area and the coastal metropolitan regions of Southern California, and

•	Generate and distribute cash flow from these mortgage lending and investing activities.

The ongoing sources of funds for loans are the proceeds (net of redemption of members’ capital) from

•	sale of members’ units (net of reimbursement to RMC of organization and offering expenses), including units sold by reinvestment of distributions,
•	loan payoffs,
•	borrowers’ monthly principal and interest payments, and
•	to a lesser degree and, if obtained, a line of credit.

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

The company is externally managed by Redwood Mortgage Corp. (or RMC or the manager). The manager is solely responsible for managing the business and affairs of the company, subject to the voting rights of the members on specified matters. The manager acting alone has the power and authority to act for and bind the company. RMC provides the personnel and services necessary for us to conduct our business as we have no employees of our own. The mortgage loans the company funds and/or invests in are arranged and generally are serviced by RMC. The manager is required to contribute to capital one tenth of one percent (0.1%) of the aggregate capital accounts of the members.

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

December 31, 2016 and 2015

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

Cash available for distributions allocable to members other than those participating in the distribution reinvestment plan (DRIP) and the manager, is distributed at the end of each calendar month. Cash available for distribution allocable to members who participate in the DRIP is used to purchase additional units at the end of each calendar month. The manager’s allocable share of cash available for distribution is also distributed not more frequently than with cash distributions to members.

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

The price paid for redeemed units is based on the lesser of the purchase price paid by the redeeming member or the member’s capital account balance as of the date of each redemption payment. Redemption value is calculated based on the period from date of purchase as follows:

•	After one year, 92% of the purchase price or of the capital account balance, whichever is less;
•	After two years, 94% of the purchase price or of the capital account balance, whichever is less;
•	After three years, 96% of the purchase price or of the capital account balance, whichever is less;
•	After four years, 98% of the purchase price or of the capital account balance, whichever is less;
•	After five years, 100% of the purchase price or of the capital account balance, whichever is less.

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

December 31, 2016 and 2015

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

Unit sales commissions paid to broker-dealers/formation loan

Commissions for units sales to be paid to broker-dealers (B/D sales commissions) are paid by RMC and are not paid directly by the company out of offering proceeds. Instead, the company advances to RMC, from offering proceeds, amounts sufficient to pay the B/D sales commissions and premiums to be paid to investors.  Such advances in total may not exceed seven percent (7%) of offering proceeds. The receivable arising from the advances is unsecured, and non-interest bearing and is referred to as the “formation loan.” As of December 31, 2016 the company had made such advances of $3,150,352, of which $2,519,438 remain outstanding on the formation loan.

Term of the company

The term of the company will continue until 2028, unless sooner terminated as provided in the operating agreement.

Ongoing public offering of units/ SEC Registrations

Since October 2009, we have offered and sold units pursuant to registration statements on Form S-11. Our currently effective registration statement on Form S-11 (File no. 333-208315) registered 120,000,000 units ($120,000,000) for offer and sale to the public and 20,000,000 units ($20,000,000) to our members pursuant to our DRIP.  As of December 31, 2016 we have sold 48,115,803 units for an aggregate offering price of $48,115,803 under this registration statement.

Proceeds from sales of units from inception (October, 2009) through December 31, 2016 are summarized below.

Proceeds
From investors - admitted	$43,708,599
From members under our DRIP	4,245,444
From premiums paid by RMC(1)	161,760
Total proceeds from unit sales	$48,115,803

(1)

If a member acquired units through an unsolicited sale (i.e. without broker/dealer) the member’s capital account is credited with their capital contribution plus a premium paid by RMC equal to the amount of the sales commissions that otherwise would have been paid to a broker-dealer by RMC. This premium is reported in the year paid as taxable income to the member.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2016 and 2015

Use of Proceeds from sale of units

We will use the proceeds from the sale of the units to

•	make additional loans,
•	fund working capital reserves,
•	pay RMC up to 4.5% of proceeds from sale of units for organization and offering expenses, and
•	fund a formation loan to RMC at up to 7% of proceeds from sale of units.

Total estimated expenses incurred with respect to the offering and sale of our units from program inception through December 31, 2016 were $1,851,522, including brokers’ reimbursement to brokers for certain expenses.  Broker commissions and premiums paid to certain investors upon the purchase of units will be paid by RMC from funds advanced by the company from offering proceeds, which we refer to as the “formation loan”.

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

December 31, 2016 and 2015

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

The company may fund a specific loan origination net of an interest reserve (one to two years) to insure timely interest payments at the inception  of the loan. As monthly interest payments become due, the company funds the payments into the affiliated trust account. In the event of an early loan payoff, any unapplied interest reserves would be first applied to any accrued but unpaid interest and then as a reduction to the principal.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2016 and 2015

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

Loan administrative fees paid to RMC for loans funded or invested in by the company are capitalized and amortized over the life of the loan on a straight-line method which approximates the effective interest method.

Allowance for loan losses

Loans and the related accrued interest and advances (i.e. the loan balance) are analyzed on a periodic basis for ultimate recoverability. Delinquencies are identified and followed as part of the loan system of record. Collateral fair values are reviewed quarterly and the protective equity for each loan is computed. As used herein, “protective equity” is the arithmetic difference between the fair value of the collateral, net of any senior liens, and the loan balance, where “loan balance” is the sum of the unpaid principal, advances and the recorded interest thereon. This computation is done for each loan (whether impaired or performing), and while loans secured by collateral of similar property type are grouped, there is enough distinction and variation in the collateral that a loan-by-loan, collateral-by-collateral analysis is appropriate.

For loans designated impaired, a provision is made for loan losses to adjust the allowance for loan losses to an amount such that the net carrying amount (unpaid principal less the specific allowance) is reduced to the lower of the loan balance or the estimated fair value of the related collateral, net of any senior loans and net of any costs to sell in arriving at net realizable value.

Loans determined not to be individually impaired are grouped by the property type of the underlying collateral, and for each loan and for the total by property type, the amount of protective equity or amount of exposure to loss ( i.e., the dollar amount of the deficiency of the fair value of the underlying collateral to the loan balance) is computed.

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

December 31, 2016 and 2015

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

Recently issued accounting pronouncements

-Accounting and Financial reporting for Expected Credit Losses

The Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) that significantly changes how entities will account for credit losses for most financial assets that are not measured at fair value through net income. The new standard will supersede currently in effect guidance and applies to all entities. Entities will be required to use a current expected credit loss (CECL) model to estimate credit impairment. This estimate will be forward-looking, meaning management will be required to use forecasts about future economic conditions to determine the expected credit loss over the remaining life of an instrument. This will be a significant change from today’s incurred credit loss model and generally will result in allowances being recognized more quickly than they are today. Allowances that reflect credit losses expected over the life of an asset are also likely to be larger than allowances entities record under the incurred loss model.

RMI IX invests in real estate secured loans made with the expectation of zero credit losses as a result of substantial protective equity provided by the underlying collateral. For a loss to be recognized under the CECL or incurred loss model, if the lending/loan-to-value guidelines are followed effectively, an intervening, subsequent-to-loan-funding, event must negatively impact the value of the underlying collateral of the loan in an amount greater than the amount of protective equity provided by the collateral. Such an event would be either (or both) of:

1)	An uninsured event (s) specifically impacting the collateral or
2)	A non-temporary decline in values generally in the real estate market.

In both of these instances the treatment would be the same in the incurred loss and CECL models of approximately the same amount.  Other than in these events, the probable of occurrence criteria of the incurred loss model is not triggered and a loss is not recognized. Further the protective equity provided by the collateral is not impaired and the zero-expected-loss lending guideline in preserved, and a loss is not required recognized under the CECL model.

This convergence between the CECL and incurred loss models as to loss recognition – as an event driven occurrence – in low LTV, real estate secured programs caused RMC to conclude that the CECL model will not materially impact the reported results of operations or financial position as compared to that which would be reported in the incurred loss model.  The manager expects to adopt the ASU  for interim and annual reporting in 2020.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2016 and 2015

-Accounting and Financial Reporting for Revenue Recognition

On May 28, 2014, FASB issued a final standard on revenue from contracts with customers. The standard issued as ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard is effective January 2018.

The goals of the revenue recognition project are to clarify and converge the revenue recognition principles under U.S. GAAP and to develop guidance that would streamline and enhance revenue recognition requirements.  A core principle of the standard is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.  Revenue is recognized when a performance obligation is satisfied by transferring goods or services to a customer. The FASB intentionally used the wording “be entitled” rather than “receive” or “collect” to distinguish collectability risk from other uncertainties that may exist under a contract.

RMC management concluded that the new standard is consistent with its currently-in-place guidelines for revenue recognition which provided for interest income recognition on loans to borrowers to continue to accrue for financial reporting purposes so long as the loan is well collateralized (such that collection is assured) and – in the judgment of management – the borrower has the intent and capacity to repay, as opposed to management judging that the collection of amounts owing will come from legal action such as the completion of a foreclosure and subsequent sale of the property.

NOTE 3 – MANAGERS AND OTHER RELATED PARTIES

RMC’s allocated one percent (1%) of the profits and losses was $26,085 and $17,571 for 2016 and 2015, respectively. The manager, at its sole discretion, provided financial support that improved net income and the return to investors in both 2016 and 2015. Total support provided, as detailed below, was approximately $1,309,174 and $638,971 for 2016 and 2015, respectively.

At times, to enhance the company’s earnings, RMC has taken several actions, including:

•	charging less than the maximum allowable fees,
•	has not requested reimbursement of qualifying expenses,
•	paying company expenses, such as professional fees, that could have been obligations of the company, and/or
•	contributing cash to the company that was credited to members’ capital accounts.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2016 and 2015

Fees waived and costs reimbursements during 2016 are presented in the following table.

		Operating Expenses
	Loan Admin Fees	Mortgage Servicing Fees	Asset Management Fee	Cost Reimbursements	Professional Services	Other	Total

Chargeable/reimbursable	$325,022	$77,848	$275,650	$275,967	$392,249	$52,990	$1,399,726
RMC Support
Waived	(325,022)	—	(275,650)	(275,967)	—	—	(876,639)
Cost Absorbed by RMC	—	—	—	—	(387,749)	(44,786)	(432,535)
Total RMC Support	(325,022)	—	(275,650)	(275,967)	(387,749)	(44,786)	(1,309,174)

Net charged	$—	$77,848	$—	$—	$4,500	$8,204	$90,552

Fees waived and costs reimbursements during 2015 are presented in the following table.

		Operating Expenses
	Loan Admin Fees	Mortgage Servicing Fees	Asset Management Fee	Cost Reimbursements	Professional Services	Other	Total

Chargeable/reimbursable	$221,556	$53,647	$198,439	$167,229	$92,930	$19,354	$753,155
RMC Support
Waived	(113,362)	—	(198,439)	(167,229)	—	—	(479,030)
Cost Absorbed by RMC	(79,942)	—	—	—	(74,905)	(5,094)	(159,941)
Total RMC Support	(193,304)	—	(198,439)	(167,229)	(74,905)	(5,094)	(638,971)

Net charged	$28,252	$53,647	$—	$—	$18,025	$14,260	$114,184

•	Loan administrative fees

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

•	Asset management fees

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2016 and 2015

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

•	Professional Services

Professional services consist primarily of legal, audit and tax expenses, relating to tax compliance and SEC reporting.

Commissions and fees are paid by the borrowers to RMC.

•	Brokerage commissions, loan originations

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

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2016 and 2015

Formation loan

Formation loan transactions are presented in the following table.

	Year Ended	Since Inception
Balance, January 1, 2016	$1,741,741	$—
Formation loan advances to RMC	951,871	3,150,352
Payments received from RMC	(173,811)	(618,934)
Early withdrawal penalties applied	(363)	(11,980)
Balance, December 31, 2016	$2,519,438	$2,519,438
Subscription proceeds since inception		$45,115,034
Formation loan advance rate		7%

The future minimum payments on the formation loan of December 31, 2016 are presented in the following table.

2017	$251,944
2018	251,944
2019	251,944
2020	251,944
2021	251,944
Thereafter	1,259,718
Total	$2,519,438

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

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2016 and 2015

Organization and offering expenses (O & O expenses) are summarized in the following table.

	2016	2015
Balance, January 1	$1,279,525	$953,271
O&O expenses reimbursed to RMC	610,669	407,903
Early withdrawal penalties applied (1)	(262)	(4,813)
O&O expenses allocated	—	—
O&O expenses paid by the company	—	120
O&O expenses reimbursed by RMC (2)	(38,410)	(76,956)
Balance, December 31,	$1,851,522	$1,279,525

(1)

Early withdrawal penalties collected are applied to the next installment of principal due under the formation loan and to reduce the amount owed to RMC for O&O expenses. The amounts credited will be determined by the ratio between the amount of the formation loan and the amount of offering costs incurred by the company

(2)	RMC reimburses the company for any unallocated O&O expenses on units redeemed.
(3)	Proceeds from investors admitted to RMI IX were $43,708,599 through December 31, 2016. O&O expenses incurred by RMC and remaining to be reimbursed to RMC by RMI IX were $3,325,681.
(4)	Beginning in 2016, O&O expenses reimbursed to RMC by RMI IX are allocated to members’ capital accounts over 40 quarters.

NOTE 4 – LOANS

Loans generally are funded or acquired at a fixed interest rate with a loan term of up to five years. Loans acquired are generally done so within the first six months of origination, and purchased at the current par value, which approximates fair value. As of December 31, 2016, 83 of the company’s 89 loans (representing 97% of the aggregate principal of the company’s loan portfolio) have a loan term of five years or less from loan inception. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment penalty. As of December 31, 2016, 19 loans outstanding (representing 24% of the aggregate principal balance of the company’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table.

	2016	2015
Principal, January 1	$27,360,138	$19,185,660
Loans funded	600,000	—
Loans acquired from affiliates	31,902,176	22,155,623
Principal payments received	(19,738,921)	(13,981,145)
Principal, December 31	$40,123,393	$27,360,138

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2016 and 2015

Loan characteristics

Secured loans had the characteristics presented in the following table.

	December 31,	December 31,
	2016	2015
Number of secured loans	89	75
Secured loans – principal	$40,123,393	$27,360,138
Secured loans – lowest interest rate (fixed)	7.0%	7.5%
Secured loans – highest interest rate (fixed)	10.0%	10.0%

Average secured loan – principal	$450,825	$364,801
Average principal as percent of total principal	1.1%	1.3%
Average principal as percent of members’ capital	1.0%	1.3%
Average principal as percent of total assets	1.1%	1.2%

Largest secured loan – principal	$1,350,000	$1,200,000
Largest principal as percent of total principal	3.4%	4.4%
Largest principal as percent of members’ capital	3.1%	4.2%
Largest principal as percent of total assets	3.2%	4.1%

Smallest secured loan – principal	$8,651	$45,906
Smallest principal as percent of total principal	0.1%	0.2%
Smallest principal as percent of members’ capital	0.1%	0.2%
Smallest principal as percent of total assets	0.1%	0.2%

Number of counties where security is located (all California)	16	17
Largest percentage of principal in one county	21.3%	32.3%

Number of secured loans with filed notice of default	2	1
Secured loans in foreclosure – principal	$890,470	$191,772

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of December 31, 2016, the company’s largest loan with principal of $1,350,000 represents 3.4% of outstanding secured loans and 3.2% of company assets. The loan is secured by a condominium office property located in Alameda County, bears an interest rate of 8.25% and matures on July 1, 2018. As of December 31, 2016, the company had no loans with a notice of sale filed. In January 2017, one of the loans with a filed notice of default paid off in full. The remaining loan with a filed notice of default at December 31, 2016, made a catch-up payment in March 2017, and the notice of default was removed.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2016 and 2015

Lien position

Secured loans had the lien positions presented in the following table.

	December 31, 2016			December 31, 2015
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	63	$30,350,642	76%	59	$21,204,614	77%
Second trust deeds	26	9,772,751	24	16	6,155,524	23
Total secured loans	89	40,123,393	100%	75	27,360,138	100%
Liens due other lenders at loan closing		12,738,126			9,564,255
Total debt		$52,861,519			$36,924,393

Appraised property value at loan closing		$123,709,057			$71,836,840

Percent of total debt to appraised values (LTV) at loan closing(1)		51.5%			54.8%

(1)

Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table.

	December 31, 2016			December 31, 2015
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	63	$25,582,833	64%	58	$19,664,462	72%
Multi-family	5	3,211,380	8	4	2,266,402	8
Commercial	21	11,329,180	28	13	5,429,274	20
Total secured loan balance	89	$40,123,393	100%	75	$27,360,138	100%

(2)

Single family property type as of December 31, 2016 consists of 9 loans with principal of $3,538,729 that are owner occupied and 54 loans with principal of $22,044,104 that are non-owner occupied. At December 31, 2015, single family property consisted of 6 loans with principal of $2,098,628 that were owner occupied and 52 loans with principal of $17,565,834 that were non-owner occupied.

Delinquency

Secured loans summarized by payment delinquency are presented in the following table.

	December 31, 2016		December 31, 2015
	Loans	Amount	Loans	Amount
Past Due
30-89 days	1	$377,241	1	$318,020
90-179 days	2	890,470	—	—
180 or more days	—	—	—	—
Total past due	3	1,267,711	1	318,020
Current	86	38,855,682	74	27,042,118
Total secured loan balance	89	$40,123,393	75	$27,360,138

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2016 and 2015

Loans in non-accrual status

At December 31, 2016 and 2015, no loans were designated as in non-accrual status. No interest was accrued for loans contractually 90 days or more delinquent as to principal or interest payments during 2016 or 2015.

Modifications and troubled debt restructurings

No loan payment modifications were made during 2016 and 2015, and no modifications were in effect at December 31, 2016 and 2015.

Impaired loans/allowance for loan losses

No loans were designated as impaired at December 31, 2016 or 2015. No allowance for loan losses has been recorded as all loans were deemed to have protective equity (i.e., low loan-to-value ratio) such that collection is reasonably assured for amounts owing.

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table as of December 31, 2016.

	Loans	Principal	Percent
2017	23	$12,566,715	31%
2018	20	9,558,238	24
2019	20	8,945,546	22
2020	12	3,895,125	10
2021	9	3,924,379	10
Thereafter	5	1,233,390	3
Total secured loan balance	89	$40,123,393	100%

Loans may be repaid or refinanced before, at or after the contractual maturity date. On matured loans, the company may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

The company renewed 4 and 2 loans, at then market terms, during 2016 and 2015, respectively, with aggregate principal balances of $1,807,073 and $1,375,000, respectively.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2016 and 2015

Distribution by California counties

The distribution of secured loans by California counties is presented in the following table.

	December 31, 2016		December 31, 2015
	Principal	Percent	Principal	Percent
San Francisco Bay Area(3)
Alameda	$7,726,853	19.3%	$5,121,849	18.7%
San Francisco	6,913,534	17.2	3,885,098	14.2
San Mateo	4,644,731	11.6	3,057,222	11.2
Santa Clara	4,073,501	10.2	1,383,633	4.9
Solano	1,820,336	4.5	—	—
Contra Costa	989,994	2.5	1,303,036	4.7
Marin	377,241	0.9	379,758	1.5
Sonoma	8,652	0.1	45,906	0.2
	26,554,842	66.3	15,176,502	55.4

Other Northern California
Monterey	1,840,927	4.6	559,304	2.1
Placer	1,074,437	2.7	359,118	1.3
San Joaquin	158,340	0.4	159,533	0.6
Yolo	156,810	0.4	174,927	0.6
Sacramento	—	—	214,607	0.8
	3,230,514	8.1	1,467,489	5.4

Northern California Total	29,785,356	74.4	16,643,991	60.8

Los Angeles & Coastal
Los Angeles	8,547,567	21.3	8,841,419	32.3
San Diego	933,571	2.3	593,019	2.2
Orange	494,334	1.2	747,708	2.7
	9,975,472	24.8	10,182,146	37.2

Other Southern California
Riverside	362,565	0.8	397,973	1.5
San Bernardino	—	0.0	136,028	0.5
	362,565	0.8	534,001	2.0

Southern California Total	10,338,037	25.6	10,716,147	39.2
Total Secured Loans	$40,123,393	100.0%	$27,360,138	100.0%

(3)	Includes Silicon Valley

Commitments/loan disbursements/construction and rehabilitation loans

As of December 31, 2016, the company had no construction loans outstanding. The company may make construction loans that are not fully disbursed at loan inception. Construction loans are determined by the managers to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multi-family properties. The company will approve and fund the construction loan up to a maximum loan balance. Disbursements will be made periodically as phases of the construction are completed or at such other times as the loan documents may require. Undisbursed construction funds will be held in escrow pending disbursement. Upon project completion, construction loans are reclassified as permanent loans. Funding of construction loans is limited to 10% of the loan portfolio.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2016 and 2015

At December 31, 2016, the company had no rehabilitation loans outstanding. The company may also make rehabilitation loans. A rehabilitation loan will be approved up to a maximum principal balance and, at loan inception, will be either fully or partially disbursed. If fully disbursed, a rehabilitation escrow account is established and advanced periodically as phases of the rehabilitation are completed or at such other times as the loan documents may require. If not fully disbursed, the rehabilitation loan will be funded from available cash balances and future cash receipts. The company does not maintain a separate cash reserve to fund undisbursed rehabilitation loan obligations. Rehabilitation loan proceeds are generally used to acquire and remodel single family homes for future sale or rental. Upon project completion, rehabilitation loans are reclassified as permanent loans. Funding of rehabilitation loans is limited to 15% of the loan portfolio.

Fair value

The company does not record its loans at fair value on a recurring basis. Loans designated impaired (i.e. that are collateral dependent) are measured at fair value on a non-recurring basis. The company had no loans designated impaired at December 31, 2016 or 2015.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2016 and 2015

Management’s secondary method for valuing its multifamily assets as income-producing rental operations is the direct capitalization method. In order to determine market cap rates for properties of the same class and location as the subject, management refers to published data from reliable third-party sources such as the CBRE Cap Rate Survey. Management applies the appropriate cap rate to the subject’s most recent available annual net operating income to determine the property’s value as an income-producing project. When adequate sale comps are not available or reliable net operating income information is not available or the project is under development or is under-performing to market, management will seek additional information and analysis to determine the cost to improve and the intrinsic fair value and/or management will seek additional information in the form of brokers’ opinion of value or appraisals.

Commercial buildings – Where commercial rental income information is available, management’s preferred method for determining the fair value of its commercial real estate assets is the direct capitalization method. In order to determine market cap rates for properties of the same class and location as the subject, management refers to reputable third-party sources such as the CBRE Cap Rate Survey. Management then applies the appropriate cap rate to the subject’s most recent available annual net operating income to determine the property’s value as an income-producing commercial rental project. When adequate sale comps are not available or reliable net operating income information is not available or the project is under development or is under-performing to market, management will seek additional information and analysis to determine the cost to improve and the intrinsic fair value and/or management will seek additional information in the form of brokers’ opinion of value or appraisals.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS AND ORGANIZATION AND OFFERING COSTS

Commitments

The company had two contractual obligations as of December 31, 2016. To reimburse RMC for O&O expenses (as of December 31, 2016, approximately $3,325,681 was to be reimbursed to RMC) contingent upon future sales of units. Redemptions of members' capital scheduled as of December 31, 2016 were $437,623, to be paid in 2017.

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

NOTE 6 – SUBSEQUENT EVENTS

None

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

RMC, as the manager, carried out an evaluation, with the participation of RMC's principal executive officer/principal financial officer, of the effectiveness of the design and operation of the manager's disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, RMC's principal executive officer/principal financial officer concluded that the manager's disclosure controls and procedures were not effective as of December 31, 2016, as a result of material weaknesses in internal control over financial reporting.

Manager’s Report on Internal Control over Financial Reporting

RMC, as the manager, is responsible for establishing and maintaining adequate internal control over financial reporting; as such term is defined in the Exchange Act Rule 13a-15(f). The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

RMC, with the participation of RMC's principal executive officer/principal financial officer, conducted an evaluation of the effectiveness of the manager's internal control over financial reporting based on the Internal Control - Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, management concluded that its internal control over financial reporting was not effective as of December 31, 2016, as a result of material weaknesses.

RMC concluded that it has material weaknesses resulting from the following:

Control Environment and Monitoring - The board of directors consists of the President (who serves as the principal executive officer and principal financial officer), the Vice President of Investor Sales (the President's brother) and another officer of RMC. There is no independent board member with financial background and experience which increases the risk of management override. Additionally, the procedures in place by management are not sufficient to determine the adequacy of and to perform testing of RMC's internal controls over financial reporting.

Information and Communication - Access to RMC's general ledger system does not require password with appropriate complexity. Further, during 2016 the President had administrator access to the general ledger as well as to RMC's loan servicing system. These weaknesses create a lack of segregation of duties and a risk of management override.

Risk Assessment, Monitoring and Control Activities - RMC has not sufficiently documented that its management review controls over financial reporting are performed to a level of precision and has also not sufficiently documented how variances from expectations are investigated and resolved. Further, the operating effectiveness of the activity level control surrounding cutoff was not sufficient to ensure revenue and/or expenses are being recorded in the correct period.

The above findings have not precluded the Company's independent auditors from issuing an unqualified opinion on the 2016 financial statements included in this annual report. RMC believes that the items identified will be fully remediated as the planned 2017 undertakings of system and organizational enhancements are brought online as disclosed in the Changes to Internal Control Over Financial Reporting section below.

This annual report does not include an attestation report of the company's independent registered public accounting firm regarding internal control over financial reporting because current law and SEC rules require such attestation reports only for accelerated filers and the company, as a smaller reporting company, is not subject to that requirement.

Changes to Internal Control Over Financial Reporting

There have not been any changes in the manager's internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2016, except as noted below that have materially affected, or are reasonably likely to materially affect, the manager's internal control over financial reporting.

Beginning in 2014 and ongoing, RMC's management undertook a technology upgrade initiative. The objective of this program was to implement available, advanced -and proven - technologies to enable digital imaging and storage; concurrent, shared and remote processing; and more robust data management. A core part of the program was the elimination of desktop computers in favor of server and cloud-based platforms. The programs were expected to increase collaboration, reduce dependency on paper-based, linear processes; enable multi-thread processes; and enhance real-time controls, security and recoverability. These programs enable digital interfaces to external service providers including banks, the service bureau that processes investor accounts and professional firms. Concurrent with these build-and-convert efforts, RMC undertook to upgrade its in place processing controls generally, but particularly in accounting/finance, to enhance its capabilities as to internal and external financial reporting, planning and analysis and to better its internal controls and data reliability. To assist (and in some cases to lead) these efforts, RMC engaged qualified professionals and firms experienced in the successful implementation and utilization of these technologies. These efforts culminated in the successful installation of and conversion to the Microsoft Dynamics general ledger and financial management software suite at the close of business on December 31, 2016, and became the system of record on January 1, 2017.

While proceeding with this project, RMC also engaged a California-based CPA firm to assist in the review and testing of the internal controls at the entity level in 2016, and in 2017 to collaborate with RMC accounting personnel in the implementation, documentation and ultimately testing of the processing and control features of the new MS Dynamics software. The firm is experienced, subject-matter experts in both the implementation of the control and processing features of this software, and in the required internal control analysis and testing required by SEC regulation.

Item 9B – Other Information

None.

Part III

Item 10 – Directors, Executive Officers and Corporate Governance

The company is externally managed by Redwood Mortgage Corp. (or RMC or the manager). The manager is solely responsible for managing the business and affairs of the company, subject to the voting rights of the members on specified matters. The manager acting alone has the power and authority to act for and bind the company. RMC provides the personnel and services necessary for us to conduct our business as we have no employees of our own.

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

Officers and Directors

Michael R. Burwell. Michael R. Burwell, age 60, President, Director, Chief Financial Officer, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-2011); President, Director, Chief Financial Officer and Secretary of Gymno Corporation (1986-September 2011) and, the manager of Gymno LLC, the entity into which Gymno Corporation was converted (September 2011- June 30, 2015); President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-September 2011); past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986). Mr. Burwell is licensed as a real estate sales person. Mr. Burwell was a general partner of each of the RMI, RMI II, RMI III, RMI IV, RMI V, RMI VI, and RMI VII limited partnerships. Mr. Burwell is a general partner of RMI VIII limited partnership. Mr. Burwell attended the University of California, at Davis from 1975-1979, playing NCAA soccer for three seasons.

Lorene A. Randich. Lorene A. Randich, age 59, joined Redwood Mortgage Corp. in 1991, and has served as a Director since November 2011. Ms. Randich has held the real estate broker’s license of record for Redwood Mortgage Corp. since November 2011. Since 2001, she has been Vice President of Loan Production and Underwriting. Ms. Randich has been a licensed real estate broker since 1996. She is a member of the National Association of Realtors, the California Mortgage Bankers Association, the California Association of Mortgage Professionals (Board Member–San Francisco/Peninsula Chapter) and the California Mortgage Association (Board Member and Education Committee Chairperson). Ms. Randich received a BA from UC Berkeley in 1980.

Thomas R. Burwell. Thomas R. Burwell, age 49, joined Redwood Mortgage Corp. in 2007 and has served as Marketing and Sales Director since 2012; Loan Officer-Builder Division Wells Fargo Bank, N.A (Westwood, CA 2005-2007); Loan Officer, Wells Fargo Bank, N.A. (Beverly Hills 2004-2005); Loan Officer Wells Fargo Bank, N.A. (New York, NY 2002-2004). Mr. Burwell is a member of the Financial Planning Association, San Francisco, CA. Mr. Burwell received a BA from the University of California at Davis in 1990. Mr. Burwell is a former ATP (Association of Tennis Professionals) world tour professional and was a NCAA Team and Individual Finalist, Team Captain, (Three-time) All-American, #1 Singles and #1 Doubles Player for University of California at Davis. Thomas R Burwell is the brother of Michael R. Burwell.

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

Item 11 – Executive Compensation

The company does not pay any compensation to the officers and directors of our manager for the services they provide to our manager.

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

See Note 3 (Managers and Other Related Parties – Organization and Offering Costs) to the financial statements included in Part II, Item 8 of this report for amounts received by the manager in fiscal years 2016 and 2015. The tables in Note 3 also include certain professional service fees that the manager paid on our behalf.

Item 14 – Principal Accountant Fees and Services

Fees for services performed for the company by the principal accountant for 2016 and 2015 are as follows:

Audit Fees. The aggregate fees billed during 2016 and 2015 for professional services rendered for the audit of the company’s annual financial statements included in the company’s Annual Report on Form 10-K, review of financial statements included in the company’s Quarterly Reports on Form 10-Q and for services provided in connection with regulatory filings were approximately $162,000 and $106,000, respectively.

Audit Related Fees. There were no fees billed during 2016 and 2015 for audit-related services.

Tax fees. The aggregate fees billed for tax services during 2015 were approximately $10,000, and relate to professional services rendered primarily for tax compliance.

All Other Fees. There were no other fees billed during 2016 and 2015.

All audit and non-audit services are approved by the manager prior to the accountant being engaged by the company.

Part IV

Item 15 – Exhibits and Financial Statement Schedules

A.	Documents filed as part of this report are incorporated:
1.	In Part II, Item 8 under A – Financial Statements.
2.	None.
3.	Exhibits.

Exhibit No.	Description of Exhibits

3.1	Ninth Amended and Restated Limited Liability Company Operating Agreement*

3.2	Certificate of Formation*

4.1	Subscription Agreement and Power of Attorney, including Special Notice for California Residents*

10.1	Form of Distribution Reinvestment Plan*

10.2	Loan Servicing Agreement*

10.3	Form of Note*

10.4	Form of Deed of Trust*

10.5	Form of Participating Broker-Dealer Agreement*

10.6	Form of Advisory Agreement**

10.7	Form of Formation Loan Promissory Note*

31.1	Certification of Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the item under the corresponding exhibit number in the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2015 (File no. 000-55601).
**	Incorporated by reference to Exhibit 10.7 in the registrant’s quarterly report on Form 10-Q for the nine months ended September 30, 2016 (File no. 000-55601).

Item 16 – Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: March 31, 2017	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 31st day of March, 2017.

Signature	Title	Date

/s/ Michael R. Burwell	President, Secretary/Treasurer Redwood Mortgage Corp.	March 31, 2017
Michael R. Burwell	(Principal Executive, Financial and Accounting Officer); Director of Redwood Mortgage Corp.

/s/ Lorene A. Randich	Director of Redwood Mortgage Corp.	March 31, 2017
Lorene A. Randich

/s/ Thomas R. Burwell	Director of Redwood Mortgage Corp.	March 31, 2017
Thomas R. Burwell

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

3.1	Ninth Amended and Restated Limited Liability Company Operating Agreement*

3.2	Certificate of Formation*

4.1	Subscription Agreement and Power of Attorney, including Special Notice for California Residents*

10.1	Form of Distribution Reinvestment Plan*

10.2	Loan Servicing Agreement*

10.3	Form of Note*

10.4	Form of Deed of Trust*

10.5	Form of Participating Broker-Dealer Agreement*

10.6	Form of Advisory Agreement**

10.7	Form of Formation Loan Promissory Note*

31.1	Certification of Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the item under the corresponding exhibit number in the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2015 (File no. 000-55601).
**	Incorporated by reference to Exhibit 10.7 in the registrant’s quarterly report on Form 10-Q for the nine months ended September 30, 2016 (File no. 000-55601).