Form 10-Q
period 2017-03-31
Redwood Mortgage Investors IX
filed 2017-05-15
CIK 1448038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  YES    ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC

Balance Sheets

March 31, 2017 (unaudited) and December 31, 2016 (audited)

	2017	2016
ASSETS
Cash and cash equivalents	$2,968,251	$2,194,854
Loans
Principal	43,494,606	40,123,393
Advances	33,691	24,550
Accrued interest	286,429	287,767
Loan balances secured by deeds of trust	43,814,726	40,435,710
Loan administrative fees, net	20,818	30,282
Total loans	43,835,544	40,465,992
Other Assets	5,000	5,000
Total assets	$46,808,795	$42,665,846

LIABILITIES, INVESTORS IN APPLICANT STATUS, AND MEMBERS’ CAPITAL
Liabilities – Accounts payable	$97	$89

Investors in applicant status	1,908,812	1,408,185

Members’ capital, net	47,734,762	43,777,010
Receivable from manager (formation loan)	(2,834,876)	(2,519,438)
Members’ capital, net, less formation loan	44,899,886	41,257,572
Total liabilities, investors in applicant status and members’ capital	$46,808,795	$42,665,846

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Income

For the Three Months Ended March 31, 2017 and 2016 (unaudited)

	2017	2016
Revenues, net
Interest income	$835,980	$594,992
Late fees	6,189	3,254
Total revenues	842,169	598,246

Provision for loan losses	—	—

Operations Expense
Mortgage servicing fees	24,310	17,256
Asset management fees, net (Note 3)	—	—
Costs from Redwood Mortgage Corp., net (Note 3)	—	—
Professional services, net (Note 3)	—	6,625
Other	1,039	4,206
Total operations expense	25,349	28,087
Net income	$816,820	$570,159
Members (99%)	808,652	564,457
Managers (1%)	8,168	5,702
	$816,820	$570,159

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statement of Changes in Members’ Capital

For the Three Months Ended March 31, 2017 (unaudited)

		Members' Capital, net
	Investors In Applicant Status	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at December 31, 2016	$1,408,185	$45,405,776	$69,965	$(1,698,731)	$43,777,010
Contributions on application	4,530,466	—	—	—	—
Contributions admitted to members' capital	(4,029,139)	4,029,139	4,038	—	4,033,177
Premiums paid on application by RMC	8,400	—	—	—	—
Premiums admitted to members' capital	(9,100)	9,100	—	—	9,100
Net income	—	808,652	8,168	—	816,820
Earnings distributed to members	—	(757,355)	—	—	(757,355)
Earnings distributed used in DRIP	—	422,715	—	—	422,715
Members’ redemptions	—	(400,310)	—	—	(400,310)
Organization and offering expenses	—	—	—	(181,310)	(181,310)
Organization and offering expenses allocated	—	(47,473)	—	47,473	—
Manager reimbursement	—	—	—	14,556	14,556
Early withdrawal penalties	—	—	—	359	359
Balance at March 31, 2017	$1,908,812	$49,470,244	$82,171	$(1,817,653)	$47,734,762

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Three Months Ended March 31, 2017 and 2016 (unaudited)

	2017	2016
Operations
Interest received	$837,318	$574,310
Other loan income	6,189	3,304
Loan administrative fee reimbursed (paid)	9,464	—
Operations expense	(24,476)	(28,538)
Total cash provided by (used in) operations	828,495	549,076
Investing – loan principal/advances
Principal collected on loans	5,236,520	3,818,945
Loans originated	(8,607,733)	(6,092,500)
Advances on loans	(9,141)	2,205
Total cash provided by (used in) investing	(3,380,354)	(2,271,350)
Financing – members’ capital
Contributions by members, net
Contributions by members	4,542,913	3,650,241
Organization and offering expenses paid, net	(166,756)	(105,837)
Formation loan funding	(315,951)	(245,350)
Total cash provided by members, net	4,060,206	3,299,054
Distributions to members
Earnings distributed	(334,640)	(242,576)
Redemptions	(400,310)	(232,208)
Cash distributions to members	(734,950)	(474,784)
Total cash provided by (used in) financing	3,325,256	2,824,270
Net increase (decrease) in cash	773,397	1,101,996
Cash, beginning of period	2,194,854	1,808,839
Cash, end of period	$2,968,251	$2,910,835

Reconciliation of net income to net cash provided by (used in) operating activities

	2017	2016
Net income	$816,820	$570,159
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of loan administrative fees	—	18,340
Change in operating assets and liabilities
Accrued interest	1,338	(39,022)
Loan administrative fees reimbursed (paid)	9,464	—
Accounts payable	—	2,124
Other	873	(2,525)
Total adjustments	11,675	(21,083)
Net cash provided by (used in) operating activities	$828,495	$549,076

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2017 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL

In the opinion of the manager, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the fiscal year December 31, 2016 filed with the U.S. Securities and Exchange Commission (or SEC). The results of operations for the three month period ended March 31, 2017 are not necessarily indicative of the operations results to be expected for the full year.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2017 (unaudited)

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2017 (unaudited)

Unit sales commissions paid to broker-dealers/formation loan

Commissions for units sales to be paid to broker-dealers (B/D sales commissions) are paid by RMC and are not paid directly by the company out of offering proceeds. Instead, the company advances to RMC, from offering proceeds, amounts sufficient to pay the B/D sales commissions and premiums to be paid to investors. Such advances in total may not exceed seven percent (7%) of offering proceeds. The receivable arising from the advances is unsecured, and non-interest bearing and is referred to as the “formation loan.” As of March 31, 2017 the company had made such advances of $3,466,303 , of which $2,834,876 remain outstanding on the formation loan.

Term of the company

The term of the company will continue until 2028, unless sooner terminated as provided in the operating agreement.

Ongoing public offering of units/ SEC Registrations

Gross proceeds from sales of units from inception (October, 2009) through March 31, 2017 are summarized below.

Proceeds
From investors - admitted	$47,737,738
From members under our DRIP	4,668,159
From premiums paid by RMC(1)	170,860
Total proceeds from unit sales	$52,576,757

(1)

If a member acquired units through an unsolicited sale (i.e. without broker/dealer) the member’s capital account is credited with their capital contribution plus a premium paid by RMC equal to the amount of the sales commissions that otherwise would have been paid to a broker-dealer by RMC. This premium is reported in the year paid as taxable income to the member.

As of March 31, 2017, we had sold approximately 52,577,000 units– 39,407,000 units under our previous registration statements and 13,170,000 units under our current registration statement which was effective on June 6, 2016, for gross offering proceeds (including units issued under our distribution reinvestment plan) approximately of $52,577,000 -  $39,407,000 and $13,170,000, respectively.

Use of Proceeds from sale of units

We will use the proceeds from the sale of the units to

•	make additional loans,
•	fund working capital reserves,
•	pay RMC up to 4.5% of proceeds from sale of units for organization and offering expenses, and
•	fund a formation loan to RMC at up to 7% of proceeds from sale of units.

Total estimated expenses incurred with respect to the offering and sale of our units from program inception through March 31, 2017 were $2,017,918, including brokers’ reimbursement to brokers for certain expenses.  Broker commissions and premiums paid to certain investors upon the purchase of units will be paid by RMC from funds advanced by the company from offering proceeds, which we refer to as the “formation loan”.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2017 (unaudited)

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

Notes to Financial Statements

March 31, 2017 (unaudited)

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

March 31, 2017 (unaudited)

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

1)	An uninsured event(s) specifically impacting the collateral or
2)	A non-temporary decline in values generally in the real estate market.

In both of these instances the treatment would be the same in the incurred loss and CECL models of approximately the same amount.  Other than in these events, the probable of occurrence criteria of the incurred loss model is not triggered and a loss is not recognized. Further the protective equity provided by the collateral is not impaired and the zero-expected-loss lending guideline in preserved, and a loss is not required to be recognized under the CECL model.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2017 (unaudited)

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

NOTE 3 – MANAGER AND OTHER RELATED PARTIES

RMC’s allocated one percent (1%) of the profits and losses was $8,168 and $5,702 for the three months ended March 31, 2017 and 2016, respectively. The manager, at its sole discretion, provided financial support that improved net income and the return to investors in both 2017 and 2016. Total support provided, as detailed below, was approximately $401,000 and $235,000 for the three months ended March 31, 2017 and 2016  , respectively.

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

Fees waived and costs reimbursements for the three months ended March 31, 2017 are presented in the following table.

		Operating Expenses
	Loan Admin Fees	Mortgage Servicing Fees	Asset Management Fee	Cost Reimbursements	Professional Services	Other	Total

Chargeable/reimbursable	$86,077	$24,310	$86,434	$97,605	$119,739	$11,808	$425,973
RMC Support
Waived	(86,077)	—	(86,434)	(97,605)	—	—	(270,116)
Cost Absorbed by RMC	—	—	—	—	(119,739)	(10,769)	(130,508)
Total RMC Support	(86,077)	—	(86,434)	(97,605)	(119,739)	(10,769)	(400,624)

Net charged	$—	$24,310	$—	$—	$—	$1,039	$25,349

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2017 (unaudited)

Fees waived and costs reimbursements for the three months ended March 31, 2016 are presented in the following table.

		Operating Expenses
	Loan Admin Fees	Mortgage Servicing Fees	Asset Management Fee	Cost Reimbursements	Professional Services	Other	Total

Chargeable/reimbursable	$60,925	$17,256	$60,107	$58,459	$62,014	$4,206	$262,967
RMC Support
Waived	(60,925)	—	(60,107)	(58,459)	—	—	(179,491)
Cost Absorbed by RMC	—	—		—	(55,389)	—	(55,389)
Total RMC Support	(60,925)	—	(60,107)	(58,459)	(55,389)	—	(234,880)

Net charged	$—	$17,256	$—	$—	$6,625	$4,206	$28,087

•	Loan administrative fees

RMC is entitled to receive a loan administrative fee in an amount up to one percent (1%) of the principal amount of each new loan originated or acquired on the company’s behalf by RMC for services rendered in connection with the selection and underwriting of potential loans. Such fees are payable by the company upon the closing or acquisition of each loan. Beginning in August 2015, RMC, at its sole discretion, began waiving loan administrative fees. There is no assurance RMC will waive these fees in the future.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2017 (unaudited)

In addition, RMC, at its sole discretion, may elect to reimburse the company for professional services (primarily audit and tax expenses). An increase or decrease in reimbursements by RMC directly impacts the yield to the members.

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

Formation loan

Formation loan transactions are presented in the following table.

	For the three months ended	Since Inception
Balance, January 1, 2017	$2,519,438	$—
Formation loan advances to RMC	315,951	3,466,303
Payments received from RMC	—	(618,934)
Early withdrawal penalties applied	(513)	(12,493)
Balance, March 31, 2017	$2,834,876	$2,834,876
Subscription proceeds since inception		$49,645,500
Formation loan advance rate		7%

The future minimum payments on the formation loan as of March 31, 2017 are presented in the following table.

2017	$251,944
2018	251,944
2019	251,944
2020	251,944
2021	251,944
Thereafter	1,575,156
Total	$2,834,876

RMC is required to make annual payments on the formation loan of one tenth of the principal balance outstanding at December 31 of the prior year. The formation loan is forgiven if the manager is removed and RMC is no longer receiving payments for services rendered.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2017 (unaudited)

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

Organization and offering expenses (O & O expenses) are summarized in the following table.

	2017	2016
Balance, January 1	$1,851,521	$1,279,525
O&O expenses reimbursed to RMC	181,310	114,566
Early withdrawal penalties applied (1)	(359)	—
O&O expenses allocated	—	—
O&O expenses paid by the company	—	—
O&O expenses reimbursed by RMC (2)	(14,556)	(8,730)
Balance, March 31 (3)(4)	$2,017,916	$1,385,361

(1)

Early withdrawal penalties collected are applied to the next installment of principal due under the formation loan and to reduce the amount owed to RMC for O&O expenses.  The amounts credited will be determined by the ratio between the amount of the formation loan and the amount of offering costs incurred by the company.

(2)	RMC reimburses the company for any unallocated O&O expenses on units redeemed.
(3)	Proceeds from investors admitted to RMI IX were $47,737,738 through March 31, 2017. O&O expenses incurred by RMC and remaining to be reimbursed to RMC by RMI IX were $3,379,251.
(4)	Beginning in 2016, O&O expenses reimbursed to RMC by RMI IX are allocated to members’ capital accounts over 40 quarters.

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years.  Loans acquired are generally done so within the first six months of origination, and purchased at the current par value, which approximates fair value. As of March 31, 2017, 90 of the company’s 96 loans (representing 98% of the aggregate principal of the company’s loan portfolio) have a loan term of five years or less from loan inception. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment penalty provision. As of March 31, 2017, 22 loans outstanding (representing 26% of the aggregate principal balance of the company’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2017 (unaudited)

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the three months ended March 31, 2017.

2017
Principal, January 1	$40,123,393
Loans funded	8,607,733
Loans acquired from affiliates	—
Principal payments received	(5,236,520)
Principal, March 31	$43,494,606

Loan characteristics

Secured loans had the characteristics presented in the following table.

	March 31,	December 31,
	2017	2016
Number of secured loans	96	89
Secured loans – principal	$43,494,606	$40,123,393
Secured loans – lowest interest rate (fixed)	7.0%	7.0%
Secured loans – highest interest rate (fixed)	10.0%	10.0%

Average secured loan – principal	$453,069	$450,825
Average principal as percent of total principal	1.0%	1.1%
Average principal as percent of members’ capital	0.9%	1.0%
Average principal as percent of total assets	1.0%	1.1%

Largest secured loan – principal	$1,522,500	$1,350,000
Largest principal as percent of total principal	3.5%	3.4%
Largest principal as percent of members’ capital	3.2%	3.1%
Largest principal as percent of total assets	3.3%	3.2%

Smallest secured loan – principal	$19,135	$8,651
Smallest principal as percent of total principal	0.1%	0.1%
Smallest principal as percent of members’ capital	0.1%	0.1%
Smallest principal as percent of total assets	0.1%	0.1%

Number of counties where security is located (all California)	17	16
Largest percentage of principal in one county	20.1%	21.3%

Number of secured loans with filed notice of default	1	2
Secured loans in foreclosure – principal	$698,652	$890,470

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of March 31, 2017, the company’s largest loan with principal of $1,522,500 represents 3.5% of outstanding secured loans and 3.3% of company assets. The loan is secured by a single-family residence located in San Francisco County, bears an interest rate of 8.25% and matures on April 1, 2019. As of March 31, 2017, the company had 1 loan with a notice of default filed.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2017 (unaudited)

Lien position

Secured loans had the lien positions presented in the following table.

	March 31, 2017			December 31, 2016
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	65	$31,472,290	72%	63	$30,350,642	76%
Second trust deeds	31	12,022,316	28	26	9,772,751	24
Total secured loans	96	43,494,606	100%	89	40,123,393	100%
Liens due other lenders at loan closing		20,228,759			12,738,126
Total debt		$63,723,365			$52,861,519

Appraised property value at loan closing		$135,693,057			$123,709,057

Percent of total debt to appraised values (LTV) at loan closing(1)		53.9%			51.5%

(1)

Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table.

	March 31, 2017			December 31, 2016
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	70	$30,030,707	69%	63	$25,582,833	64%
Multi-family	7	3,856,945	9	5	3,211,380	8
Commercial	19	9,606,954	22	21	11,329,180	28
Total secured loan balance	96	$43,494,606	100%	89	40,123,393	100%

(2)

Single family property type as of March 31, 2017 consists of 10 loans with principal of $5,105,139 that are owner occupied and 60 loans with principal of $24,925,568 that are non-owner occupied.  At December 31, 2016, single family property consisted of 9 loans with principal of $3,538,729 that are owner occupied and 54 loans with principal of $22,044,104 that are non-owner occupied.

Delinquency

Secured loans summarized by payment delinquency are presented in the following table.

	March 31, 2017		December 31, 2016
	Loans	Amount	Loans	Amount
Past Due
30-89 days	4	$1,524,707	1	$377,241
90-179 days	—	—	2	890,470
180 or more days	—	—	—	—
Total past due	4	1,524,707	3	1,267,711
Current	92	41,969,899	86	38,855,682
Total secured loan balance	96	$43,494,606	89	$40,123,393

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2017 (unaudited)

Loans in non-accrual status

At March 31, 2017, and December 31, 2016, no loans were designated as in non-accrual status. No interest was accrued for loans contractually 90 days or more delinquent as to principal or interest payments for the three months ended March 31, 2017 and December 31, 2016.

Modifications and troubled debt restructurings

No loan payment modifications were made during three months ended March 31, 2017, and December 31, 2016, and no modifications were in effect at March 31, 2017 and December 31, 2016.

Impaired loans/allowance for loan losses

No loans were  designated as impaired at March 31, 2017 or December 31, 2016. No allowance for loan losses has been recorded as all loans were deemed to have protective equity (i.e., low loan-to-value ratio) such that collection is reasonably assured for amounts owing.

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table.

	Loans	Principal	Percent
2017(3)	18	$9,373,801	22%
2018	20	9,215,979	21
2019	26	13,473,871	31
2020	14	4,696,916	11
2021	7	3,402,176	8
Thereafter	11	3,331,863	7
Total secured loan balance	96	$43,494,606	100%

(3)	Loans maturing in 2017 from April 1 to December 31.

Loans may be repaid or refinanced before, at or after the contractual maturity date.  On matured loans, the company may continue to accept payments while pursuing collection of amounts owed from borrowers.  Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

For the three months ended March 31, 2017, 1 renewal with a principal balance of $190,000 was made.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2017 (unaudited)

Distribution of loans within California

The distribution of secured loans outstanding by California counties is presented in the following table.

	March 31, 2017		December 31, 2016
	Principal	Percent	Principal	Percent
San Francisco Bay Area(4)
Alameda	$8,615,884	19.8%	$7,726,853	19.3%
San Francisco	6,263,769	14.4	6,913,534	17.2
San Mateo	5,619,020	12.9	4,644,731	11.6
Santa Clara	3,586,230	8.3	4,073,501	10.2
Solano	1,928,867	4.4	1,820,336	4.5
Contra Costa	987,288	2.2	989,994	2.5
Marin	376,452	0.9	377,241	0.9
Sonoma	—	0.0	8,652	0.1
	27,377,510	62.9	26,554,842	66.3

Other Northern California
Monterey	1,698,218	3.9	1,840,927	4.6
Placer	1,072,394	2.5	1,074,437	2.7
San Joaquin	158,026	0.4	158,340	0.4
Yolo	190,000	0.4	156,810	0.4
Sacramento	850,000	2.0	—	0.0
	3,968,638	9.2	3,230,514	8.1

Northern California Total	31,346,148	72.1	29,785,356	74.4

Los Angeles & Coastal
Los Angeles	8,734,462	20.1	8,547,567	21.3
San Diego	1,636,720	3.8	933,571	2.3
Orange	490,559	1.1	494,334	1.2
	10,861,741	25.0	9,975,472	24.8

Other Southern California
Santa Barbara	925,000	2.1	—	0.0
Riverside	361,717	0.8	362,565	0.8
	1,286,717	2.9	362,565	0.8

Southern California Total	12,148,458	27.9	10,338,037	25.6
Total Secured Loans	$43,494,606	100.0%	$40,123,393	100.0%

(4)	Includes Silicon Valley

Commitments/loan disbursements/construction and rehabilitation loans

As of March 31, 2017, the company had no construction loans outstanding. The company may make construction loans that are not fully disbursed at loan inception. Construction loans are determined by the manager to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multi-family properties. The company will approve and fund the construction loan up to a maximum loan balance. Disbursements will be made periodically as phases of the construction are completed or at such other times as the loan documents may require. Undisbursed construction funds will be held in escrow pending disbursement. Upon project completion, construction loans are reclassified as permanent loans. Funding of construction loans is limited to 10% of the loan portfolio.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2017 (unaudited)

At March 31, 2017, the company had no rehabilitation loans outstanding. The company may also make rehabilitation loans. A rehabilitation loan will be approved up to a maximum principal balance and, at loan inception, will be either fully or partially disbursed. If fully disbursed, a rehabilitation escrow account is established and advanced periodically as phases of the rehabilitation are completed or at such other times as the loan documents may require. If not fully disbursed, the rehabilitation loan will be funded from available cash balances and future cash receipts. The company does not maintain a separate cash reserve to fund undisbursed rehabilitation loan obligations. Rehabilitation loan proceeds are generally used to acquire and remodel single family homes for future sale or rental. Upon project completion, rehabilitation loans are reclassified as permanent loans. Funding of rehabilitation loans is limited to 15% of the loan portfolio.

Fair Value

The company does not record its loans at fair value on a recurring basis. Loans designated impaired (i.e., that are collateral dependent) are measured at fair value on a non-recurring basis. The company did not have any loans designated impaired at March 31, 2017 or December 31, 2016.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2017 (unaudited)

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS AND ORGANIZATION AND OFFERING COSTS

Commitments

The company had two contractual obligations as of March 31, 2017. To reimburse RMC for O&O expenses (as of March 31, 2017, $3,379,251 was to be reimbursed to RMC) contingent upon future sales of units. Redemptions of members' capital scheduled as of  March 31, 2017 were $33,152, to be paid in 2017.

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

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission (or SEC). The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operations results to be expected for the full year.

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

Ongoing public offering of units/ SEC Registrations

In June, 2016, the company’s Registration Statement on Form S-11 filed with the SEC (SEC File No. 333-208315) to offer up to 120,000,000 units ($120,000,000) to the public and 20,000,000 units ($20,000,000) to its members pursuant to the DRIP became effective and continues for up to three (3) years thereafter. As of March 31, 2017, we had sold approximately 52,577,000 – 39,407,000 units under our previous registration statements and 13,170,000 units under our current registration which is effective as of June 2016, for gross offering proceeds (including units issued under our distribution reinvestment plan) approximately of $52,577,000 – $39,407,000 and $13,170,000, respectively.

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

The following summarizes the proceeds from sales of units, from inception (October, 2009) through March 31, 2017.

Proceeds
From investors - admitted	$47,737,738
From members under our DRIP	4,668,159
From premiums paid by RMC(1)	170,860
Total proceeds from unit sales	$52,576,757
(1)

If a member acquired units through an unsolicited sale (i.e. without broker/dealer) the member’s capital account is credited with their capital contribution plus a premium paid by RMC equal to the amount of the sales commissions that otherwise would have been paid to a broker-dealer by RMC. This premium is reported in the year paid as taxable income to the member.

The proceeds from the sales of the units will not be segregated but will be commingled with the company’s cash. The ongoing sources of funds for loans are the proceeds from (1) sale of units, including units sold by reinvestment of distributions, (2) loan payoffs, (3) borrowers’ monthly principal and interest payments, and (4) to a lesser degree and, if obtained, a line of credit. Cash generated from loan payoffs and borrower payments of principal and interest is used for operating expenses, reimbursements to RMC of O&O expenses, and unit redemptions. The cash flow, if any, in excess of these uses is reinvested in new loans.

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

In the publication dated March 3, 2017 by the Economics Group of Wells Fargo Securities the headline read:

“California’s Unemployment Rate Declines to 5.1 Percent / California’s unemployment rate fell to 5.1 percent in January but job growth slowed substantially, as retailers and the leisure & hospitality sector cut staff, possibly in response to the higher state minimum wage.”

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

Key Performance Indicators

The table below shows key performance indicators at and for the three months ended March 31.

	2017	2016	2015
Secured loans – end of period balance	$43,494,606	29,633,693	21,300,226
Secured loans – average daily balance	$39,477,000	28,103,000	19,965,000

Interest on loans, gross	$835,980	613,332	430,159
Portfolio interest rate(1)	8.5%	8.6%	8.7%
Effective yield rate(2)	8.5%	8.6%	8.6%

Amortization of loan administrative fees, net	—	18,339	31,691
Percent of average daily balance(3)	0.0%	0.3%	0.6%

Interest on loans, net	$835,980	594,992	398,467
Percent of average daily balance(3)	8.5%	8.5%	8.0%

Provision for loan losses	$—	—	—
Percent of average daily balance(3)	0.0%	0.0%	0.0%

Total operations expense	$25,349	28,087	50,665

Net Income	$816,820	570,159	350,062
Percent of average members’ capital(4)(5)	7.0%	6.9%	6.0%

Member Distributions	$757,355	527,520	387,250
Percent of average members’ capital(4)(5)(6)	6.7%	6.5%	6.5%

Members’ capital, gross – end of period balance	$49,470,244	34,064,057	24,525,148
Members’ capital, gross – average balance	$46,323,000	32,734,000	23,123,000

Member Redemptions(6)	$400,310	232,208	153,474

(1)	Stated note interest rate, weighted daily average
(2)	Yield rate of interest on loans
(3)	Percent of secured loans – average daily balance
(4)	Percent of members’ capital, gross – average daily balance
(5)	Percent based on the net income available to members (excluding 1% allocated to manager)
(6)	Members Capital Distributed during 2017 is net of O&O costs allocated to members during the year
(7)	Scheduled member redemptions as of March 31, 2017 were $33,152, payable in 2017

Secured loans

The secured loan balance at March 31, 2017 of $43,494,606 was an increase of approximately 46.8% ($13.9 million) over 2016’s $29,633,693, which was up approximately 40.8% ($8.3 million) from 2015’s $21,300,226. The increased balance of the secured loan portfolio is due to the 1) increased balance of members’ capital which provides additional capital for funding loans, and 2) the favorable economic environment generally and to increased investment in California real estate markets specifically, both of which expands the opportunity for new loans. Secured loans as a percent of member’s capital (based on average balances) was 85.2% and 85.9% for three months ended March 31, 2017, and 2016, respectively.

Loans generally are funded at a fixed interest rate with a loan term of up to five years. Loans acquired are generally done so within the first six months of origination, and purchased at the current par value, which approximates fair value. As of March 31, 2017, 90 of the company’s 96 loans (representing 98% of the aggregate principal of the company’s loan portfolio) had a loan term of five years or less from loan inception. The remaining loans had terms longer than five years. Substantially all loans are written without a prepayment-penalty provision. As of March 31, 2017, 22 loans outstanding (representing 26% of the aggregate principal balance of the company’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., safety margins to outstanding debt) as indicated by the overall conservative weighted average loan-to-value ratio (LTV) which at March 31, 2017 was approximately 53.9%. Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 46.1% in the property, and we as lenders have lent in the aggregate 46.1% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations on the secured loan portfolio and on the allowance for loan losses, which presentations are incorporated by this reference into this Item 2.

Performance overview

Revenue from the interest on loans, net for the three months ended March 31, 2017 increased by approximately $241,000, over the same period in 2016, due to the growth of the secured loan portfolio. Operations expense for 2017 decreased by approximately $3,000, over 2016 due primarily to an increase in mortgage servicing fees due to an increased loan portfolio. In all years presented, the manager, at its sole discretion, provided significant support to the company which affected the net income results.  See Note 3 (Managers and Other Related Parties) to the financial statements included in Part I, Item I of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 2.

The maximum loan brokerage fee allowable for the manager to collect is 4%. For three months ended March 31, 2017 and 2016, RMC collected 2.3% and 2.2%, respectively.

Analysis and discussion of income from operations 2017 v. 2016

Significant changes to revenue and expenses during 2017 and 2016 are summarized in the following table.

	Interest on loans, net	Provision For Loan Losses	Operations Expense	Net Income
For the three months ended
March 31, 2017	$835,980	—	25,349	816,820
March 31, 2016	594,992	—	28,087	570,159
Change	$240,988	—	(2,738)	246,661

Change
Loan Balance Increase	$313,813	—	7,054	306,759
Loan Portfolio Effective Yield Rate	(72,825)	—	—	(72,825)
Late Fees	—	—	—	2,935
Capital Balance Increase	—	—	99,253	(99,253)
Managers Fees/Costs Waived	—	—	(99,253)	99,253
Manager Reimbursements	—	—	(6,625)	6,625
Other	—	—	(3,167)	3,167
Change	$240,988	—	(2,738)	246,661

The table above displays only significant changes to net income for the period, and is not intended to cross foot.

Interest on loans, net

Interest on loans increased by $240,988 due to growth of the secured loan portfolio.

The portfolio’s strong payment history to date has resulted in no loans being designated as non-accrual. The Secured loans – average daily balance at March 31, 2017 increased approximately $11.4 million, or approximately 40.5%, over the average daily balance at March 31, 2016.

Provision for loan losses

At March 31, 2017 the company had not recorded an allowance for loan losses as all loans had protective equity such that at March 31, 2017, collection was deemed probable for amounts owing.

Operations expense

Operations expense as a percent of interest on loans, net was approximately 3.0% and 4.7% for the three months ended March 31, 2017 and 2016, respectively, as RMC provided, at its sole discretion, financial support by fee waiver and by not passing on expenses that qualified as reimbursable to RMC. As loan balances continue to increase, operations expense as a percent of interest on loans, net will likewise decline (even with reduced levels of expense support from RMC).

Significant changes to operations expense during 2017 and 2016, are summarized in the following table.

	Mortgage Servicing Fees	Asset Management Fees, net	Costs From RMC, net	Professional Services, net	Other	Total
For the three months ended
March 31, 2017	$24,310	—	—	—	1,039	25,349
March 31, 2016	17,256	—	—	6,625	4,206	28,087
Change	$7,054	—	—	(6,625)	(3,167)	(2,738)

Change
Loan Balance Increase	$7,054	—	—	—	—	7,054
Capital Balance Increase	—	26,327	39,146	—	—	65,473
Managers Fees/Costs Waived	—	(26,327)	(39,146)	—	—	(65,473)
Manager Reimbursements	—	—	—	(6,625)	—	(6,625)
Other	—	—	—	—	(3,167)	(3,167)
Change	$7,054	—	—	(6,625)	(3,167)	(2,738)

See Note 3 (Managers and Other Related Parties-Organization and Offering Costs) to the financial statements included in Part I, Item 1 of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 2.

•Mortgage servicing fees

The increase in mortgage servicing fees of $7,054 was consistent with the increase in the average daily secured loan portfolio to $39,477,000, noted above in Key Performance Indicators, at the annual rate of 0.25%.

•Asset management fees

The total amount of asset management fees chargeable were $86,434 and $60,107 for the three months ended March 31, 2017 and 2016, respectively. Of the total amount chargeable, RMC, at its sole discretion, waived all asset management fees for the three months ended March 31, 2017 and 2016. There is no assurance RMC will waive its right to receive such fees in future periods.

•Costs through RMC

Costs incurred by RMC, for which reimbursement could have been requested were $97,605 and $58,459 for the three months ended March 31, 2017 and 2016, respectively. RMC, at its sole discretion, waived all reimbursements for the three months ended March 31, 2017 and 2016. There is no assurance RMC will waive its right to receive such reimbursements in future periods.

•Professional services

Professional services consist primarily of legal, audit and tax expenses. The decrease in professional services for three months ended March 31, 2017 and 2016, was due primarily to expense reimbursements by RMC, at its sole discretion, of $119,739 and $55,389, respectively. In addition, overall Audit & Tax fees decreased due to changes in timing of services provided and overall cost reductions due to increased efficiency in the reporting process.

Members' capital, cash flows and liquidity

Cash flows by business activity are presented in the following table three months ended March 31.

	2017	2016	2015
Members’ capital
Gross subscription proceeds	$4,542,913	$3,650,240	$2,183,809
Organization and offering costs, net	(166,756)	(105,837)	(124,679)
Formation loan, net	(315,951)	(245,350)	(144,195)
Distributions and redemptions, net	(734,950)	(474,784)	(332,912)
Cash – members’ capital, net	3,325,256	2,824,269	1,582,023
Loan principal/advances/interest
Principal & advances collected	$5,236,520	$3,821,150	$1,545,434
Interest received, net	846,782	574,310	373,152
Other loan income	6,189	3,304	2,310
Loan funding & advances made	(8,616,874)	(6,092,500)	(3,660,000)
Cash – loans, net	(2,527,383)	(1,693,736)	(1,739,104)

Operations expense	(24,476)	(28,538)	27,093

Net change in cash	$773,397	$1,101,995	$(129,988)

The table below shows the breakout of distributions for three months ended March 31, 2017 and 2016.

	2017	2016
DRIP	$422,715	$302,515
Cash	334,640	225,005
Total	$757,355	$527,520
Percent of members’ capital, electing cash distribution	44%	43%

The table below shows the company’s unit redemptions for three months ended March 31, 2017 and 2016.

	2017	2016
Capital redemptions-without penalty	$378,288	$232,208
Capital redemptions-subject to penalty	22,022	—
Total	$400,310	$232,208

Scheduled redemptions at March 31, 2017 were $33,152, to be paid in 2017.

The ongoing sources of funds for loans are the proceeds (net of redemption of members’ capital) from:

•	sale of members’ units (net of reimbursement to RMC of organization and offering expenses), including units sold by reinvestment of distributions,
•	loan payoffs,
•	borrowers’ monthly principal and interest payments, and
•	to a lesser degree and, if obtained, a line of credit.

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

Contractual obligations

The company had two contractual obligations: 1) scheduled unit redemptions to members, and 2) reimbursement to RMC for O&O expenses at March 31, 2017. Scheduled redemptions at March 31, 2017 were $33,152, to be paid in 2017. See Note 3 (Managers and Other Related Parties) and Note 5 (Commitments and Contingencies, Other Than Loan Commitments and Organization and Offering Costs) to the financial statements included in Part I, Item 1 of this report for a detailed presentation on commitments and contingencies, which presentation is incorporated by this reference into this Item 2.

The Company has no off-balance sheet arrangements as such arrangements are not permitted by the operating agreement.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not included because the company is a smaller reporting company.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The company is externally managed by RMC. The manager is solely responsible for managing the business and affairs of the company, subject to the voting rights of the members on specified matters. The manager acting alone has the power and authority to act for and bind the company. RMC provides the personnel and services necessary for us to conduct our business, as we have no employees of our own.

As a limited liability company, we do not have a board of directors, nor, therefore, do we have an audit committee of the board. Accordingly, the manager provides the equivalent functions of a board of directors and of an audit committee for, among other things, the following purposes: appointment, compensation, review and oversight of the work of our independent public accountants, and establishing and maintaining internal controls over our financial reporting. Since the company does not have an audit committee and the manager is not independent of the company, there is no independent oversight of the company’s financial reporting processes.

RMC, as the manager, carried out an evaluation, with the participation of RMC's principal executive officer/principal financial officer, of the effectiveness of the design and operation of the manager's disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, RMC's principal executive officer/principal financial officer concluded that the manager's disclosure controls and procedures were not effective as of March 31, 2017, as a result of material weaknesses in internal control over financial reporting discussed below.

This conclusion by the management of RMC did not preclude the Company’s independent auditors from issuing an unqualified opinion on the 2016 financial statements included in the 2016 Annual Report on Form 10-K. RMC believes that the items identified will be fully remediated as the planned 2017 undertakings of system and organizational enhancements are brought online as described below.

RMC concluded that it has material weaknesses resulting from the following:

Control Environment and Monitoring - The board of directors of RMC consists of the following officers of RMC: the President, Secretary, Treasurer (who serves as the principal executive officer and principal financial officer); the Vice President of Investor Sales (the President's brother); and the Vice President of Loan Production and Underwriting. There is no independent board member with financial background and experience which increases the risk of management override.

-

RMC’s management is consulting with its securities law firms and other professionals to determine best practices as applied to independent board members and other appropriate organizational changes to enhance internal controls for public reporting companies (and/or their sponsors) not subject to national securities exchange rules or other guidance. RMC expects to conclude this program in the second quarter of 2017. Two candidates have been approached and have consented to join the Board in late May/early June 2017, both with significant financial and public-reporting-company experience. Additional director candidates are being identified by ongoing search.

Information and Communication – As of December 31, 2016, access to RMC's general ledger system does not require passwords with appropriate complexity. Further, during 2016 the President had administrator access to the general ledger as well as to RMC's loan servicing system. These weaknesses create a lack of segregation of duties and a risk of management override.

-

These matters are being remediated, by actions taken beginning in the first quarter of 2017, with testing to be completed in the second quarter of 2017.  These actions include the implementation of the Microsoft Dynamics general ledger and management software suite which requires robust password protocols, and includes a built-in architecture for segregation of duties and reviews.

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

-

These matters are to be remediated by actions to be taken in the second quarter of 2017, including the introduction of additional entity level and management review controls in conjunction with the implementation of Microsoft Dynamics.

Changes to Internal Control Over Financial Reporting

In addition to the items noted above, RMC has undertaken the following programs.

Beginning in 2014 and ongoing, RMC's management undertook a technology upgrade initiative. The objective of this program was to implement available, advanced -and proven - technologies to enable digital imaging and storage; concurrent, shared and remote processing; and more robust data management. A core part of the program was the elimination of desktop computers in favor of server and cloud-based platforms. The programs were expected to increase collaboration, reduce dependency on paper-based, linear processes; enable multi-thread processes; and enhance real-time controls, security and recoverability. These programs enable digital interfaces to external service providers including banks, the service bureau that processes investor accounts and professional firms. Concurrent with these build-and-convert efforts, RMC undertook to upgrade its in place processing controls generally, but particularly in accounting/finance, to enhance its capabilities as to internal and external financial reporting, planning and analysis and to better its internal controls and data reliability. To assist (and in some cases to lead) these efforts, RMC engaged qualified professionals and firms experienced in the successful implementation and utilization of these technologies. These efforts culminated in the successful installation of and conversion to the Microsoft Dynamics general ledger and financial management software suite that became the system of record on January 1, 2017.

While proceeding with this project, RMC also engaged a California-based CPA firm to assist in the review and testing of the internal controls at the entity level in 2016, and in 2017 to collaborate with RMC accounting personnel in the implementation, documentation and ultimately testing of the processing and control features of the new Microsoft Dynamics software. The firm is experienced, subject-matter experts in both the implementation of the control and processing features of this software, and in the required internal control analysis and testing required by SEC regulation.  This same firm is to assist in the implementation of the COSO 2013 Framework in 2017.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes or protect or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance.  As of March 31, 2017, the company was not involved in any legal proceedings other than those that would be considered part of the normal course of business.

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors set forth in the “Risk Factors” section of the Prospectus filed with the SEC on May 9, 2017.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of securities by the company which were not registered under the Securities Act of 1933.

Use of Proceeds from Registered Securities

On June 6, 2016, the company’s Registration Statement on Form S-11 filed with the SEC (SEC File No. 333-208315) to offer up to 120,000,000 units ($120,000,000) to the public and 20,000,000 units ($20,000,000) to its members pursuant to the DRIP became effective and is effective for up to three (3) years thereafter. The registration statement was amended on May 9, 2017. As of March 31, 2017, we had sold approximately 52,577,000 – 39,407,000 units under our previous registration statements and 13,170,000 units under our 2016 registration statement, for gross offering proceeds (including units issued under our distribution reinvestment plan) approximately of $52,577,000 – $39,407,000 and $13,170,000, respectively.

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

The following summarizes the proceeds from sales of units from inception (October 2009) through March 31, 2017.

Proceeds
From investors - admitted	$47,737,738
From members under our DRIP	4,668,159
From premiums paid by RMC(1)	170,860
Total proceeds from unit sales	$52,576,757

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

For a description of the formation loan advances made by RMI IX to RMC from offering proceeds to pay B/D sales commissions, see Note 3 (Manager and other Related Parties) to the financial statements included in Part I, Item 1 of this report, which information is incorporated by reference in this Item 2.

Redemptions are made once a quarter, on the last business day of the quarter. Redemptions for the three months ended March 31, 2017 were $400,310. The unit redemption program is ongoing and available to members beginning one year after the purchase of the units.  The maximum number of units that may be redeemed in any year and the maximum amount of redemption available in any period to members are subject to certain limitations.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: May 15, 2017	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

31.1	Certification of Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document