Form 10-Q
period 2017-06-30
Redwood Mortgage Investors IX
filed 2017-08-14
CIK 1448038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC

Balance Sheets

June 30, 2017 (unaudited) and December 31, 2016 (audited)

	2017	2016
ASSETS
Cash and cash equivalents	$5,462,712	$2,194,854
Loans
Principal	46,490,743	40,123,393
Advances	33,505	24,550
Accrued interest	346,529	287,767
Loan balances secured by deeds of trust	46,870,777	40,435,710
Loan administrative fees, net	16,821	30,282
Total loans	46,887,598	40,465,992
Other Assets	5,000	5,000
Total assets	$52,355,310	$42,665,846

LIABILITIES, INVESTORS IN APPLICANT STATUS, AND MEMBERS’ CAPITAL
Liabilities
Accounts payable and accrued liabilities	$3,920	$89

Investors in applicant status	3,064,747	1,408,185

Members’ capital, net	52,525,309	43,777,010
Receivable from manager (formation loan)	(3,238,666)	(2,519,438)
Members’ capital, net, less formation loan	49,286,643	41,257,572
Total liabilities, investors in applicant status and members’ capital	$52,355,310	$42,665,846

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Income

For the Three and Six Months Ended June 30, 2017 and 2016 (unaudited)

	For the Three Months Ended		For the Six Months Ended
Revenues, net	2017	2016	2017	2016
Interest income	$940,264	$625,924	$1,776,244	$1,220,916
Late fees	1,638	3,559	7,827	6,813
Total revenues	941,902	629,483	1,784,071	1,227,729

Provision for loan losses	—	—	—	—

Operations Expense
Mortgage servicing fees	26,858	18,265	51,168	35,521
Asset management fees, net (Note 3)	—	—	—	—
Costs from Redwood Mortgage Corp., net (Note 3)	—	—	—	—
Professional services, net (Note 3)	2,364	(2,125)	2,364	4,500
Other	3,086	(20)	4,125	4,186
Total operations expense	32,308	16,120	57,657	44,207
Net income	$909,594	$613,363	$1,726,414	$1,183,522
Members (99%)	900,498	607,229	1,709,150	1,171,686
Managers (1%)	9,096	6,134	17,264	11,836
	$909,594	$613,363	$1,726,414	$1,183,522

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statement of Changes in Members’ Capital

For the Six Months Ended June 30, 2017 (unaudited)

		Members' Capital, net
	Investors In Applicant Status	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at December 31, 2016	$1,408,185	$45,405,776	$69,965	$(1,698,731)	$43,777,010
Contributions on application	10,175,274	—	—	—	—
Contributions admitted to members' capital	(8,534,126)	8,534,126	8,544	—	8,542,670
Premiums paid on application by RMC	25,564	—	—	—	—
Premiums admitted to members' capital	(10,150)	10,150	—	—	10,150
Net income	—	1,709,150	17,264	—	1,726,414
Earnings distributed to members	—	(1,595,811)	—	—	(1,595,811)
Earnings distributed used in DRIP	—	885,459	—	—	885,459
Members’ redemptions	—	(453,462)	—	—	(453,462)
Organization and offering expenses	—	—	—	(384,393)	(384,393)
Organization and offering expenses allocated	—	(103,484)	—	103,484	—
Manager reimbursement for unallocated organization and offering cost on redemptions	—	—	—	16,545	16,545
Early withdrawal penalties	—	—	—	727	727
Balance at June 30, 2017	$3,064,747	$54,391,904	$95,773	$(1,962,368)	$52,525,309

Statement of Changes in Members’ Capital

For the Three Months Ended June 30, 2017 (unaudited)

		Members' Capital, net
	Investors In Applicant Status	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at March 31, 2017	$1,908,812	$49,470,244	$82,171	$(1,817,653)	$47,734,762
Contributions on application	5,644,808	—	—	—	—
Contributions admitted to members' capital	(4,504,987)	4,504,987	4,506	—	4,509,493
Premiums paid on application by RMC	17,164	—	—	—	—
Premiums admitted to members' capital	(1,050)	1,050	—	—	1,050
Net income	—	900,498	9,096	—	909,594
Earnings distributed to members	—	(838,456)	—	—	(838,456)
Earnings distributed used in DRIP	—	462,744	—	—	462,744
Members’ redemptions	—	(53,152)	—	—	(53,152)
Organization and offering expenses	—	—	—	(203,083)	(203,083)
Organization and offering expenses allocated	—	(56,011)	—	56,011	—
Manager reimbursement for unallocated organization and offering cost on redemptions	—	—	—	1,989	1,989
Early withdrawal penalties	—	—	—	368	368
Balance at June 30, 2017	$3,064,747	$54,391,904	$95,773	$(1,962,368)	$52,525,309

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Three and Six Months Ended June 30, 2017 and 2016 (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Operations
Interest received	$880,164	$623,339	$1,717,482	$1,197,649
Other loan income	1,688	3,609	7,877	6,913
Loan administrative fee reimbursed (paid)	3,997	21,044	13,461	21,044
Operations expense	(27,638)	(21,835)	(52,114)	(50,373)
Total cash provided by (used in) operations	858,211	626,157	1,686,706	1,175,233
Investing – loan principal/advances
Principal collected on loans	6,882,268	6,686,728	12,118,788	10,505,673
Loans originated	(10,878,400)	(8,075,000)	(19,486,133)	(14,167,500)
Loans sold to Affiliates	999,995	—	999,995	—
Advances on loans	185	(540)	(8,956)	1,665
Total cash provided by (used in) investing	(2,995,952)	(1,388,812)	(6,376,306)	(3,660,162)
Financing – members’ capital
Contributions by members, net
Contributions by members	5,666,527	2,452,501	10,209,440	6,102,742
Organization and offering expenses paid, net	(201,094)	(130,898)	(367,850)	(236,735)
Formation loan funding	(404,368)	(170,486)	(720,319)	(415,836)
Total cash provided by members, net	5,061,065	2,151,117	9,121,271	5,450,171
Distributions to members
Earnings distributed	(375,711)	(249,664)	(710,351)	(492,240)
Redemptions	(53,152)	(159,917)	(453,462)	(392,125)
Cash distributions to members	(428,863)	(409,581)	(1,163,813)	(884,365)
Total cash provided by (used in) financing	4,632,202	1,741,536	7,957,458	4,565,806
Net increase (decrease) in cash	2,494,461	978,881	3,267,858	2,080,877
Cash, beginning of period	2,968,251	2,910,835	2,194,854	1,808,839
Cash, end of period	$5,462,712	$3,889,716	$5,462,712	$3,889,716

Reconciliation of net income to net cash provided by (used in) operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$909,594	$613,363	$1,726,414	$1,183,522
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of loan administrative fees	—	—	—	18,340
Change in operating assets and liabilities
Accrued interest	(60,101)	(2,586)	(58,763)	(41,608)
Receivable from affiliate	—	(3,541)	—	(3,541)
Loan administrative fees reimbursed (paid)	3,997	21,044	13,461	21,044
Accounts payable	3,774	(2,124)	3,774	—
Other	947	1	1,820	(2,524)
Total adjustments	(51,383)	12,794	(39,708)	(8,289)
Net cash provided by (used in) operations	$858,211	$626,157	$1,686,706	$1,175,233

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2017 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL

In the opinion of the manager, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the fiscal year December 31, 2016 filed with the U.S. Securities and Exchange Commission (or SEC). The results of operations for the three and six month periods ended June 30, 2017 are not necessarily indicative of the operations results to be expected for the full year.

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

Notes to Financial Statements

June 30, 2017 (unaudited)

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

June 30, 2017 (unaudited)

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

Unit sales commissions paid to broker-dealers/formation loan

Commissions for unit sales to be paid to broker-dealers (B/D sales commissions) are paid by RMC and are not paid directly by the company out of offering proceeds. Instead, the company advances to RMC, from offering proceeds, amounts sufficient to pay the B/D sales commissions and premiums to be paid to investors. Such advances in total may not exceed seven percent (7%) of offering proceeds. The receivable arising from the advances is unsecured, and non-interest bearing and is referred to as the “formation loan.” As of June 30, 2017 the company had made such advances of $3,870,672, of which $3,238,666 remain outstanding on the formation loan.

Term of the company

The term of the company will continue until 2028, unless sooner terminated as provided in the operating agreement.

Ongoing public offering of units/ SEC Registrations

Gross proceeds from sales of units from inception (October, 2009) through June 30, 2017 are summarized below.

Proceeds
From investors - admitted	$52,242,725
From members under our DRIP	5,130,903
From premiums paid by RMC(1)	171,910
Gross proceeds from unit sales	$57,545,538

(1)

If a member acquired units through an unsolicited sale (i.e. without broker/dealer) the member’s capital account is credited with their capital contribution plus a premium paid by RMC equal to the amount of the sales commissions that otherwise would have been paid to a broker-dealer by RMC. This premium is reported in the year paid as taxable income to the member.

As of June 30, 2017, we had sold approximately 57,546,000 units– 39,407,000 units under our previous registration statements and 18,139,000 units under our current registration statement which was effective on June 6, 2016, for gross proceeds from unit sales (including units issued under our distribution reinvestment plan) of approximately $57,546,000 -  $39,407,000 and $18,139,000, respectively.

Use of Proceeds from sale of units

We will use the proceeds from the sale of the units to

•	make additional loans,
•	fund working capital reserves,
•	pay RMC up to 4.5% of proceeds from sale of units for organization and offering expenses, and
•	fund a formation loan to RMC at up to 7% of proceeds from sale of units.

Total estimated expenses incurred with respect to the offering and sale of our units from program inception through June 30, 2017 were approximately $2,359,000, including brokers’ reimbursement to brokers for certain expenses.  Broker commissions and premiums paid to certain investors upon the purchase of units will be paid by RMC from funds advanced by the company from offering proceeds, which we refer to as the “formation loan”.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2017 (unaudited)

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

June 30, 2017 (unaudited)

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

If events and or changes in circumstances cause management to have serious doubts about the collectability of the payments of interest and principal in accordance with the loan agreement, a loan may be designated as impaired. Impaired loans are included in management’s periodic analysis of recoverability. Any subsequent payments on impaired loans are applied to accrued interest, then to advances, then to late fees, and lastly to principal.

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

Notes to Financial Statements

June 30, 2017 (unaudited)

The company charges off uncollectible loans and related receivables directly to the allowance account once it is determined the full amount is not collectible.

At foreclosure, any excess of the recorded investment in the loan (accounting basis) over the net realizable value is charged against the allowance for loan losses.

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

Recently issued accounting pronouncements

-Accounting and Financial reporting for Expected Credit Losses

The Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) that significantly changes how entities will account for credit losses for most financial assets that are not measured at fair value through net income. The new standard will supersede currently in effect guidance and applies to all entities. Entities will be required to use a current expected credit loss (CECL) model to estimate credit impairment. This estimate will be forward-looking, meaning management will be required to use forecasts about future economic conditions to determine the expected credit loss over the remaining life of an instrument. This will be a significant change from today’s incurred credit loss model, and generally may result in allowances being recognized in earlier periods than under the current credit loss model.

RMI IX invests in real estate secured loans made with the expectation of zero credit losses as a result of substantial protective equity provided by the underlying collateral. For a loss to be recognized under the CECL or incurred loss model, if the lending/loan-to-value guidelines are followed effectively, an intervening, subsequent-to-loan-funding, event must negatively impact the value of the underlying collateral of the loan in an amount greater than the amount of protective equity provided by the collateral. Such an event would be either (or both) of:

1)	An uninsured event(s) specifically impacting the collateral or
2)	A non-temporary decline in values in the applicable real estate market.

In both of these instances the treatment would be the same in the incurred loss and CECL models of approximately the same amount.  Other than in these events, the probable of occurrence criteria of the incurred loss model is not triggered and a loss is not recognized. Further, if the zero-expected-loss lending guideline is preserved and the protective equity provided by the collateral is not expected to be impaired over the life of the loans, then a loss is not required to be recognized under the CECL model.

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

Notes to Financial Statements

June 30, 2017 (unaudited)

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

RMC management’s preliminary evaluation is that the new revenue standard will not have an impact on the company’s current revenue recognition policies. The scope of guidance is not applicable to financial instruments including loans and therefore will not have an impact on interest income. The company also does not expect that there will be changes to revenue recognition from the sale of REOs, however, there may be an impact to the gain on sale of real estate when the sale is financed by the company.

NOTE 3 – MANAGER AND OTHER RELATED PARTIES

RMC’s allocated one percent (1%) of the profits and losses was $9,096 and $6,134 for the three months ended and $17,264 and $11,835 for the six months ended June 30, 2017 and 2016, respectively. The manager, at its sole discretion, provided financial support that improved net income and the return to investors in both 2017 and 2016. Total support provided, as detailed below, was approximately $444,000 and $459,000 for the three months ended and, $835,000 and $694,000 for the six months ended June 30, 2017 and 2016, respectively.

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

Fees waived and costs reimbursements for the three and six months ended June 30, 2017 are presented in the following tables.

		Operating Expenses
	Loan Admin Fees	Mortgage Servicing Fees	Asset Management Fee	Cost Reimbursements	Professional Services	Other	Total
For the three months ended
Chargeable/reimbursable	$108,784	$26,858	$94,961	$120,741	$113,352	$11,731	$476,427
RMC Support
Waived	(108,784)	—	(94,961)	(120,741)	—	—	(324,486)
Cost absorbed by RMC	—	—	—	—	(110,988)	(8,645)	(119,633)
Total RMC support	(108,784)	—	(94,961)	(120,741)	(110,988)	(8,645)	(444,119)

Net charged	$—	$26,858	$—	$—	$2,364	$3,086	$32,308

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2017 (unaudited)

		Operating Expenses
	Loan Admin Fees	Mortgage Servicing Fee	Asset Management Fee	Cost Reimbursements	Professional Services	Other	Total
For the six months ended
Chargeable/reimbursable	$194,861	$51,168	$181,394	$218,346	$233,091	$14,074	$892,934
RMC Support
Waived	(194,861)	—	(181,394)	(218,346)	—	—	(594,601)
Cost absorbed by RMC	—	—	—	—	(230,727)	(9,949)	(240,676)
Total RMC support	(194,861)	—	(181,394)	(218,346)	(230,727)	(9,949)	(835,277)

Net charged	$—	$51,168	$—	$—	$2,364	$4,125	$57,657

 Fees waived and costs reimbursements for the three and six months ended June 30, 2016 are presented in the following tables.

		Operating Expenses
	Loan Admin Fees	Mortgage Servicing Fee	Asset Management Fee	Cost Reimbursements	Professional Services	Other	Total
For the three months ended
Chargeable/reimbursable	$80,750	$18,265	$65,529	$63,290	$202,160	$44,766	$474,760
RMC Support
Waived	(59,706)	—	(65,529)	(63,290)	—	—	(188,525)
Cost absorbed by RMC	(21,044)	—	—	—	(204,285)	(44,786)	(270,115)
Total RMC support	(80,750)	—	(65,529)	(63,290)	(204,285)	(44,786)	(458,640)

Net charged	$—	$18,265	$—	$—	$(2,125)	$(20)	$16,120

		Operating Expenses
	Loan Admin Fees	Mortgage Servicing Fee	Asset Management Fee	Cost Reimbursements	Professional Services	Other	Total
For the six months ended
Chargeable/reimbursable	$141,675	$35,521	$125,636	$121,749	$264,174	$48,972	$737,727
RMC Support
Waived	(120,631)	—	(125,636)	(121,749)	—	—	(368,016)
Cost absorbed by RMC	(21,044)	—	—	—	(259,674)	(44,786)	(325,504)
Total RMC support	(141,675)	—	(125,636)	(121,749)	(259,674)	(44,786)	(693,520)

Net charged	$—	$35,521	$—	$—	$4,500	$4,186	$44,207

•	Loan administrative fees

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

June 30, 2017 (unaudited)

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

In the ordinary course of business, performing loans may be assigned, in-part or in-full, between the affiliated mortgage funds at par.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2017 (unaudited)

Formation loan

Formation loan transactions are presented in the following table for the six months ended June 30, 2017, and since inception.

	For the six months ended	Since Inception
Balance, beginning of period	$2,519,438	$—
Formation loan advances to RMC	720,319	3,870,672
Payments received from RMC	—	(618,934)
Early withdrawal penalties applied	(1,091)	(13,072)
Balance, June 30, 2017	$3,238,666	$3,238,666
Subscription proceeds since inception		$55,290,307
Formation loan advance rate		7%

The estimated future minimum payments on the formation loan as of June 30, 2017 are presented in the following table.

2017	$251,944
2018	251,944
2019	251,944
2020	251,944
2021	251,944
Thereafter	1,978,946
Total	$3,238,666

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2017 (unaudited)

Organization and offering expenses (O & O expenses) are summarized in the following table for the six months ended June 30, 2017 and since inception.

	For the six months ended	Since Inception
Balance, beginning of period	$1,698,731	$
O&O expenses reimbursed to RMC	384,393		2,359,137
Early withdrawal penalties applied (1)	(727)		(8,584)
O&O expenses allocated	(103,484)		(256,275)
O&O expenses paid by the company	—		—
O&O expenses reimbursed by RMC (2)	(16,545)		(131,910)
Balance, end of period (3)(4)	$1,962,368		$1,962,368

(1)

Early withdrawal penalties collected are applied to the next installment of principal due under the formation loan and to reduce the amount owed to RMC for O&O expenses.  The amounts credited will be determined by the ratio between the amount of the formation loan and the amount of offering costs incurred by the company.

(2)	RMC reimburses the company for any unallocated O&O expenses on units redeemed.
(3)	Proceeds from investors admitted to RMI IX were $52,242,725 through June 30, 2017. O&O expenses incurred by RMC and remaining to be reimbursed to RMC by RMI IX were $3,467,117.
(4)	Beginning in 2016, O&O expenses reimbursed to RMC by RMI IX are allocated to members’ capital accounts over 40 quarters.

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years.  Loans acquired are generally done so within the first six months of origination, and purchased at the current par value, which approximates fair value. As of June 30, 2017, 88 of the company’s 93 loans (representing 99% of the aggregate principal of the company’s loan portfolio) have a loan term of five years or less from loan inception. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment penalty provision. As of June 30, 2017, 73 loans outstanding (representing 75% of the aggregate principal balance of the company’s loan portfolio) require monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity. The remaining loans provide for monthly payments of interest only, with the principal due in full at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the three and six months ended June 30, 2017.

	For the Three Months Ended	For the Six Months Ended
Principal, beginning of period	$43,494,606	$40,123,393
Loans funded	10,878,400	19,486,133
Loans acquired from affiliates	—	—
Loans sold to affiliates	(999,995)	(999,995)
Principal payments received	(6,882,268)	(12,118,788)
Principal , end of period	$46,490,743	$46,490,743

For the three months ended June 30, 2017, no renewals were made. For the six months ended June 30, 2017 1 renewal with a principal balance of $190,000 was made.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2017 (unaudited)

Loan characteristics

Secured loans had the characteristics presented in the following table.

	June 30,	December 31,
	2017	2016
Number of secured loans	93	89
Secured loans – principal	$46,490,743	$40,123,393
Secured loans – lowest interest rate (fixed)	7.5%	7.0%
Secured loans – highest interest rate (fixed)	10.0%	10.0%

Average secured loan – principal	$499,900	$450,825
Average principal as percent of total principal	1.1%	1.1%
Average principal as percent of members’ capital	1.0%	1.0%
Average principal as percent of total assets	1.0%	1.1%

Largest secured loan – principal	$3,250,000	$1,350,000
Largest principal as percent of total principal	7.0%	3.4%
Largest principal as percent of members’ capital	6.2%	3.1%
Largest principal as percent of total assets	6.2%	3.2%

Smallest secured loan – principal	$55,420	$8,651
Smallest principal as percent of total principal	0.1%	0.1%
Smallest principal as percent of members’ capital	0.1%	0.1%
Smallest principal as percent of total assets	0.1%	0.1%

Number of counties where security is located (all California)	18	16
Largest percentage of principal in one county	21.6%	21.3%

Number of secured loans with filed notice of default	2	2
Secured loans in foreclosure – principal	$1,074,837	$890,470

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of June 30, 2017, the company’s largest loan with principal of $3,250,000 represents 7.0% of outstanding secured loans and 6.2% of company assets. The loan is secured by a 1st mortgage on a 1-4 unit single-family non owner occupied residential property located in San Francisco County, bears an interest rate of 8.99% and matures on June 1, 2019.

As of June 30, 2017, the company had no outstanding construction or rehabilitation loans and no commitments to fund construction, rehabilitation or other loans.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2017 (unaudited)

Lien position

Secured loans had the lien positions presented in the following table.

	June 30, 2017			December 31, 2016
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	61	$33,307,054	72%	63	$30,350,642	76%
Second trust deeds	32	13,183,689	28	26	9,772,751	24
Total secured loans	93	46,490,743	100%	89	40,123,393	100%
Liens due other lenders at loan closing		21,828,668			12,738,126
Total debt		$68,319,411			$52,861,519

Appraised property value at loan closing		$142,508,000			$123,709,057

Percent of total debt to appraised values (LTV) at loan closing(1)		54.3%			51.5%

(1)

Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table.

	June 30, 2017			December 31, 2016
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	69	$33,089,406	71%	63	$25,582,833	64%
Multi-family	6	2,810,741	6	5	3,211,380	8
Commercial	18	10,590,596	23	21	11,329,180	28
Total secured loan balance	93	$46,490,743	100%	89	40,123,393	100%

(2)

Single family property type as of June 30, 2017 consists of 11 loans with principal of $6,055,470 that are owner occupied and 58 loans with principal of $27,033,936 that are non-owner occupied.  At December 31, 2016, single family property consisted of 9 loans with principal of $3,538,729 that are owner occupied and 54 loans with principal of $22,044,104 that are non-owner occupied.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2017 (unaudited)

Distribution of loans within California

The distribution of secured loans outstanding by California counties is presented in the following table.

	June 30, 2017		December 31, 2016
	Principal	Percent	Principal	Percent
San Francisco Bay Area(3)
Alameda	$9,392,914	20.2%	$7,726,853	19.3%
San Francisco	9,052,124	19.3	6,913,534	17.2
San Mateo	5,907,095	12.7	4,644,731	11.6
Santa Clara	1,819,236	3.9	4,073,501	10.2
Contra Costa	1,517,086	3.3	989,994	2.5
Marin	376,186	0.8	377,241	0.9
Solano	314,596	0.7	1,820,336	4.5
Sonoma	—	—	8,652	0.1
	28,379,237	60.9	26,554,842	66.3

Other Northern California
Placer	1,070,861	2.3	1,074,437	2.7
Sacramento	850,000	1.8	—	—
Monterey	702,396	1.5	1,840,927	4.6
Yolo	184,158	0.4	156,810	0.4
San Joaquin	157,704	0.3	158,340	0.4
	2,965,119	6.3	3,230,514	8.1

Northern California Total	31,344,356	67.2	29,785,356	74.4

Los Angeles & Coastal
Los Angeles	10,022,302	21.6	8,547,567	21.3
San Diego	1,950,312	4.2	933,571	2.3
Orange	486,706	1.1	494,334	1.2
	12,459,320	26.9	9,975,472	24.8

Other Southern California
Santa Barbara	1,416,218	3.1	—	—
San Bernardino	910,000	2.0	—	—
Riverside	360,849	0.8	362,565	0.8
	2,687,067	5.9	362,565	0.8

Southern California Total	15,146,387	32.8	10,338,037	25.6
Total Secured Loans	$46,490,743	100.0%	$40,123,393	100.0%

(3)Includes Silicon Valley

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2017 (unaudited)

Delinquency

Secured loans summarized by payment delinquency are presented in the following table.

	June 30, 2017		December 31, 2016
	Loans	Amount	Loans	Amount
Past Due
30-89 days	2	$564,992	1	$377,241
90-179 days	1	376,186	2	890,470
180 or more days	1	698,652	—	—
Total past due	4	1,639,830	3	1,267,711
Current	89	44,850,913	86	38,855,682
Total secured loan balance	93	$46,490,743	89	$40,123,393

Interest in the amount of $3,313 was accrued for loans contractually 90 days or more delinquent as to principal or interest payments as of June 30, 2017. No interest was accrued for loans contractually 90 days or more delinquent as to principal or interest payments as of  December 31, 2016.

Modifications and troubled debt restructurings

No loan payment modifications were made during three and six months ended June 30, 2017, and no modifications were in effect at June 30, 2017 and December 31, 2016.

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table.

	Loans	Principal	Percent
2017(4)	11	$5,723,874	12%
2018	19	8,330,523	18
2019	31	20,060,809	43
2020	15	6,087,889	13
2021	7	3,391,464	7
Thereafter	10	2,896,184	7
Total secured loan balance	93	$46,490,743	100%

(4)	Loans maturing in 2017 from July 1 to December 31.

Loans may be repaid or refinanced before, at or after the contractual maturity date.  On matured loans, the company may continue to accept payments while pursuing collection of amounts owed from borrowers.  Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

 Loans in non-accrual status

At June 30, 2017, one loan with a principal balance of $698,652 was designated as non-accrual status. At December 31, 2016, no loans were designated as non-accrual status.

At June 30, 2017, one loan with a principal balance of $376,186 was contractually 90 or more days past due as to principal or interest and not in non-accrual status. At December 31, 2016, no loans were contractually 90 or more days past due as to principal or interest and not in non-accrual status.

Impaired loans/allowance for loan losses

One loan with a principal balance of $698,652, was designated as impaired at June 30, 2017. No loans were designated as impaired at December 31, 2016. No allowance for loan losses has been recorded as all loans were deemed to have protective equity (i.e., low loan-to-value ratio) such that collection is reasonably assured for amounts owing.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2017 (unaudited)

Fair Value

The company does not record its loans at fair value on a recurring basis. Loans designated impaired (i.e., that are collateral dependent) are measured at fair value on a non-recurring basis. The company did not have any loans designated impaired at June 30, 2017 or December 31, 2016.

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

June 30, 2017 (unaudited)

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

Commitments

The company had two contractual obligations as of June 30, 2017: 1) scheduled unit redemptions to members, and 2) reimbursement to RMC for O&O expenses (as of June 30, 2017, $3,467,117 was to be reimbursed to RMC) contingent upon future sales of units. Redemptions of members' capital scheduled as of  June 30, 2017 were $246,800, to be paid in 2017.

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

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission (or SEC). The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operations results to be expected for the full year.

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

Ongoing public offering of units/ SEC Registrations

In June, 2016, the company’s Registration Statement on Form S-11 filed with the SEC (SEC File No. 333-208315) to offer up to 120,000,000 units ($120,000,000) to the public and 20,000,000 units ($20,000,000) to its members pursuant to the DRIP became effective and continues for up to three (3) years thereafter. As of June 30, 2017, we had sold approximately 57,546,000 units – 39,407,000 units under our previous registration statements and 18,139,000 units under our current registration which is effective as of June 2016, for gross proceeds from unit sales (including units issued under our distribution reinvestment plan) of approximately of $57,546,000 – $39,407,000 and $18,139,000, respectively.

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

The following summarizes gross proceeds from sales of units, from inception (October, 2009) through June 30, 2017.

Proceeds
From investors - admitted	$52,242,725
From members under our DRIP	5,130,903
From premiums paid by RMC(1)	171,910
Gross proceeds from unit sales	$57,545,538
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

In the publication dated July 21, 2017 by the Economics Group of Wells Fargo Securities the headline read:

“California’s Jobless Rate Unchanged as Payrolls Dip Slightly/ California’s unemployment rate remained unchanged at 4.7 percent in June but nonfarm employment declined slightly, marking its second drop in the past three months.”

The report goes on: “Employment growth appears to have slowed across California in recent months.  Nonfarm employment has fallen in two of the past three months and the year-to-year growth in nonfarm payrolls has decelerated by about a half percentage point over the past year, sliding from 2.6 percent to 2.1 percent.  That still leaves California’s year-to-year job growth about a half percentage point stronger than the nation.  California’s unemployment rate has declined 0.8 points over the year, trimming the gap with the nation to 0.3 points.  The continued slide in the jobless rate has come about because labor force growth has slowed even more than employment has.”

“…, we believe that the most recent slowing in the preliminary employment growth is primarily due to some overheating in California’s rapidly growing tech sector. The tech boom has driven up the cost of living and cost of doing business to the point that many mid-level positions are now migrating to locations in other parts of the country.  The high cost of living in California’s largest cities is also discouraging job seekers from relocating there, which made it tougher to fill mid-level and entry-level jobs.”

“The greatest single source of the deceleration has been job losses in the motion picture and sound recording business, which has fallen 8.1 percent over the last year, as 14,100 jobs were lost.  The drop appears unusually harsh given all the investment that is pouring into streaming entertainment and might simply be a short blip.  In addition, hiring in the motion picture business had surged a year earlier, making for a tougher year-to-year comparison.

Even taking the unusually large swings in the entertainment business into account, job growth in the technology sector has still decelerated.  Hiring in computer design & related services slowed to 1.6 percent over the year in June, on a three month average basis, a considerable downshift from the 8.2 percent growth averaged in 2015.  ISP’s & search portals employment continues to expand strongly on a year-to-year basis, thought it too has come back to earth after years of astonishing growth.

Prohibitive business costs in the larger coastal markets are increasingly fueling stronger gains in inland areas.  The Sacramento area is one of the key beneficiaries and has posted solid job growth in each of the past three months.  Nonfarm payrolls in Sacramento are up 1.9 percent year-to-year, with private sector payrolls up 2.3 percent.”

In the publication “Special Commentary / What’s Heating Up and Cooling Off in the San Francisco Bay Area” dated January 31, 2017 by the Economics Group of Wells Fargo Securities the headlines read:

“Bay Area employment growth continues to outpace the nation.”

“Late-cycle headwinds have created a more challenging business environment.”

“The moderation in employment growth and housing costs should continue in 2017.”

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

Key Performance Indicators

The table below shows key performance indicators at and for the six months ended June 30.

	2017	2016	2015
Secured loans – end of period balance	$46,490,743	31,021,965	22,158,204
Secured loans – average daily balance	$42,040,000	28,761,167	20,545,412

Interest on loans, gross	$1,776,244	1,239,255	883,849
Portfolio interest rate(1)	8.5%	8.6%	8.6%
Effective yield rate(2)	8.5%	8.6%	8.6%

Amortization of loan administrative fees, net	$—	18,339	74,216
Percent of average daily balance(2)	0.0%	0.1%	0.7%

Interest on loans, net	$1,776,244	1,220,916	809,631
Percent of average daily balance(2)	8.5%	8.5%	7.9%

Provision for loan losses	$—	—	—
Percent of average daily balance(2)	0.0%	0.0%	0.0%

Total operations expense	$57,657	44,207	83,925

Net Income	$1,726,414	1,183,522	731,038
Percent of average members’ capital(3)(4)	7.0%	6.8%	6.0%

Member Distributions	$1,595,811	1,099,602	806,668
Percent of average members’ capital(3)(4)(5)	6.5%	6.5%	6.5%

Members’ capital, gross – end of period balance	$54,391,904	37,318,444	25,541,506
Members’ capital, gross – average daily balance	$48,800,000	34,261,893	23,929,175

Member Redemptions(6)	$453,462	392,125	501,840

(1)	Stated note interest rate, weighted daily average
(2)	Percent of secured loans – average daily balance, annualized
(3)	Percent of members’ capital, gross – average daily balance, annualized
(4)	Percent based on the net income available to members (excluding 1% allocated to manager)
(5)	Members Capital Distributed during 2017 is net of O&O costs allocated to members during the year
(6)	Scheduled member redemptions as of June 30, 2017 were $246,800, payable in 2017

The table below shows key performance indicators at and for the three months ended June 30.

	2017	2016	2015
Secured loans – end of period balance	$46,490,743	31,021,965	22,158,204
Secured loans – average daily balance	$44,575,000	29,418,951	21,119,788

Interest on loans, gross	$940,264	625,924	453,690
Portfolio interest rate(1)	8.5%	8.6%	8.6%
Effective yield rate(2)	8.4%	8.3%	8.6%

Amortization of loan administrative fees, net	$—	—	42,525
Percent of average daily balance(2)	0.0%	0.0%	0.8%

Interest on loans, net	$940,264	625,924	411,164
Percent of average daily balance(2)	8.4%	8.5%	7.8%

Provision for loan losses	—	—	—
Percent of average daily balance(2)	0.0%	0.0%	0.0%

Total operations expense	$32,308	16,120	33,260

Net Income	$909,594	613,363	380,976
Percent of average members’ capital(3)(4)	7.0%	6.8%	6.0%

Member Distributions	$838,456	572,082	419,418
Percent of average members’ capital(3)(4)(5)	6.5%	6.5%	6.5%

Members’ capital, gross – end of period balance	$54,391,904	37,318,444	25,541,506
Members’ capital, gross – average balance	$51,223,000	35,691,251	25,033,327

Member Redemptions(6)	$53,152	159,917	348,366
(1)	Stated note interest rate, weighted daily average
(2)	Percent of secured loans – average daily balance, annualized
(3)	Percent of members’ capital, gross – average daily balance, annualized
(4)	Percent based on the net income available to members (excluding 1% allocated to manager)
(5)	Members Capital Distributed during 2017 is net of O&O costs allocated to members during the year
(6)	Scheduled member redemptions as of June 30, 2017 were $246,800, payable in 2017

Secured loans

The secured loan balance at June 30, 2017 of $46,490,743 was an increase of approximately 49.9% ($15.5 million) over 2016’s $31,021,965, which was up approximately 39.3% ($8.9 million) from 2015’s $22,158,204. The increased balance of the secured loan portfolio is due to the 1) increased balance of members’ capital which provides additional capital for funding loans, and 2) the favorable economic environment generally and to increased investment in California real estate markets specifically, both of which expands the opportunity for new loans. Secured loans as a percent of member’s capital (based on average balances) was 87.0% and 82.4% for three months ended June 30, 2017 and 2016, respectively.

Loans generally are funded at a fixed interest rate with a loan term of up to five years. Loans acquired are generally done so within the first six months of origination, and purchased at the current par value, which approximates fair value. As of June 30, 2017, 88 of the company’s 93 loans (representing 99% of the aggregate principal of the company’s loan portfolio) had a loan term of five years or less from loan inception. The remaining loans had terms longer than five years. Substantially all loans are written without a prepayment-penalty provision. As of June 30, 2017, 73 loans outstanding (representing 75% of the aggregate principal balance of the company’s loan portfolio) require monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity. The remaining loans provide for monthly payments of interest only, with the principal due in full at maturity.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity as indicated by the overall conservative weighted average loan-to-value ratio (LTV) which at June 30, 2017 was approximately 54.3%. Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 45.7% in the property, and we as lenders have lent in the aggregate 54.3% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations on the secured loan portfolio and on the allowance for loan losses, which presentations are incorporated by this reference into this Item 2.

Performance overview

Revenue from the interest on loans, net for the six months ended June 30, 2017 increased by approximately $555,000, over the same period in 2016, due to the growth of the secured loan portfolio. Operations expense for 2017 increased by approximately $13,000, over 2016 due primarily to an increase in mortgage servicing fees due to an increased loan portfolio. In all years presented, the manager, at its sole discretion, provided significant support to the company which affected the net income results.

See Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item I of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 2.

Analysis and discussion of income from operations 2017 v. 2016 (six months ended)

Significant changes to revenue and expenses for the six month period ended June 30, 2017 and 2016 are summarized in the following table.

	Interest on loans, net	Provision For Loan Losses	Operations Expense	Net Income
For the six months ended
June 30, 2017	$1,776,244	—	57,657	1,726,414
June 30, 2016	1,220,916	—	44,207	1,183,522
Change	$555,328	—	13,450	542,892

Change
Loan Balance Increase	$600,100	—	15,647	584,453
Loan Portfolio Effective Yield Rate	(44,772)	—	—	(44,772)
Late Fees	—	—	—	1,014
Capital Balance Increase	—	—	210,815	(210,815)
Managers Fees/Costs Waived	—	—	(210,815)	210,815
Manager Reimbursements	—	—	(2,136)	2,136
Other	—	—	(61)	61
Change	$555,328	—	13,450	542,892

The table above displays only significant changes to net income for the period, and is not intended to cross foot.

Interest on loans, net

Interest on loans increased by approximately $555,328  for the six months ended June 30, 2017 compared to the same period in 2016.The portfolio has a strong payment history, which has resulted in only a single loan being designated as impaired. The Secured loans – average daily balance at June 30, 2017 increased approximately $13.3 million, or approximately 46.2%, over the average daily balance at June 30, 2016.

Provision for loan losses

At June 30, 2017 the company had not recorded an allowance for loan losses as all loans had protective equity such that at June 30, 2017, collection was deemed probable for amounts owing.

Operations expense

Operations expense as a percent of interest on loans, net was approximately 3.2% and 3.6% for the six months ended June 30, 2017 and 2016, respectively, as RMC provided, at its sole discretion, financial support by fee waiver and by not passing on expenses that qualified as reimbursable to RMC. As loan balances continue to increase, operations expense as a percent of interest on loans, net will likewise decline (even with reduced levels of expense support from RMC).

Significant changes to operations expense during the six month period ended June 30, 2017 and 2016, are summarized in the following table.

	Mortgage Servicing Fees	Asset Management Fees, net	Costs From RMC, net	Professional Services, net	Other	Total
For the six months ended
June 30, 2017	$51,168	—	—	2,364	4,125	57,657
June 30, 2016	35,521	—	—	4,500	4,186	44,207
Change	$15,647	—	—	(2,136)	(61)	13,450

Change
Loan Balance Increase	$15,647	—	—	—	—	15,647
Capital Balance Increase	—	55,759	155,056	—	—	210,815
Managers Fees/Costs Waived	—	(55,759)	(155,056)	—	—	(210,815)
Manager Reimbursements	—	—	—	(2,136)	—	(2,136)
Other	—	—	—	—	(61)	(61)
Change	$15,647	—	—	(2,136)	(61)	13,450

See Note 3 (Manager and Other Related Parties-Organization and Offering Costs) to the financial statements included in Part I, Item 1 of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 2.

•Mortgage servicing fees

The increase in mortgage servicing fees of $15,647 was consistent with the increase in the average daily secured loan portfolio to $42,040,000, noted above in Key Performance Indicators, at the annual rate of 0.25%.

•Asset management fees

The total amount of asset management fees chargeable were $181,394 and $125,636 for the six months ended June 30, 2017 and 2016, respectively. Of the total amount chargeable, RMC, at its sole discretion, waived all asset management fees for the six months ended June 30, 2017 and 2016. There is no assurance RMC will waive its right to receive such fees in future periods.

•Costs through RMC

Costs incurred by RMC, for which reimbursement could have been requested were $218,346 and $121,749 for the six months ended June 30, 2017 and 2016, respectively. RMC, at its sole discretion, waived all reimbursements for the. There is no assurance RMC will waive its right to receive such reimbursements in future periods.

•Professional services

Professional services consist primarily of legal, audit and tax expenses. The decrease in professional services for six months ended June 30, 2017 and 2016, was due primarily to expense reimbursements by RMC, at its sole discretion, of $230,727 and $259,674, respectively. In addition, overall Audit & Tax fees decreased due to changes in timing of services provided and overall cost reductions due to increased efficiency in the reporting process.

Analysis and discussion of income from operations 2017 v. 2016 (three months ended)

Significant changes to revenue and expenses for the three month period ended June 30, 2017 and 2016 are summarized in the following table.

		Provision
	Interest on	For Loan	Operations	Net
	loans, net	Losses	Expense	Income
For the Three Months Ended June 30,
2017	$940,264	—	32,308	909,594
2016	625,924	—	16,120	613,363
Change	$314,340	—	16,188	296,231

Change
Loan Balance Increase	$286,287	—	8,593	277,694
Loan Portfolio Effective Yield Rate	28,053	—	—	28,053
Late Fees	—	—	—	(1,921)
Capital Balance Increase	—	—	86,883	(86,883)
Managers Fees/Costs Waived	—	—	(86,883)	86,883
Manager Reimbursements	—	—	4,489	(4,489)
Other	—	—	3,106	(3,106)
Change	$314,340	—	16,188	296,231

Interest on loans, net

Interest on loans increased by approximately $314,000 for the three months ended June 30, 2017 compared to the same period in 2016. The portfolio has a strong payment history, which  has resulted in only a single loan being designated as impaired. The Secured loans – average daily balance at June 30, 2017 increased approximately $15.2 million, or approximately 51.6%, over the average daily balance at June 30, 2016.

Provision for loan losses

At June 30, 2017 the company had not recorded an allowance for loans losses and all loans had protective equity such that at June 30, 2017, collection was deemed probable for amounts owing.

Operations expense

Operations expense as a percent of interest on loans, net was approximately 3.4% and 2.6% for the three months ended June 30, 2017 and 2016, respectively, as RMC provided at its sole discretion, financial support by fee waiver and by not passing on expenses that qualified as reimbursable to RMC. As loan balances continue to increase, operations expense as a percent of interest on loans, net will likewise decline (even with reduced levels of expense support form RMC).

Significant changes to operations expense during the three months ended June 30, 2017 and 2016 are summarized in the following table.

	Mortgage Servicing Fees	Asset Management Fees, net	Costs From RMC, net	Professional Services, net	Other	Total
For the Three Months Ended June 30,
2017	$26,858	—	—	2,364	3,086	32,308
2016	18,265	—	—	(2,125)	(20)	16,120
Change	$8,593	—	—	4,489	3,106	16,188

Change
Loan Balance Increase	$8,593	—	—	—	—	8,593
Capital Balance Increase	—	29,432	57,451	—	—	86,883
Managers Fees/Costs Waived	—	(29,432)	(57,451)	—	—	(86,883)
Manager Reimbursements	—	—	—	4,489	—	4,489
Other	—	—	—	—	3,106	3,106
Change	$8,593	—	—	4,489	3,106	16,188

See Note 3 (Manager and Other Related Parties-Organization and Offering Costs) to the financial statements included in Part I Item 1 of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 2.

Mortgage servicing fees

The increase in mortgage servicing fees of $8,593 was consistent with the increase in the average daily secured loan portfolio to $44,575,000, noted above in Key Performance Indicators, at the annual rate of 0.25%.

Asset management fees

The total amount of asset management fees chargeable were $94,961 and $65,529 for the three months ended June 30, 2017 and 2016, respectively. Of the total amount chargeable, RMC, at its sole discretion, waived all asset management fees for the three months ended June 30, 2017 and 2016. There is no assurance RMC will waive its right to receive such funds in future periods.

Costs through RMC

Costs incurred by RMC, for which reimbursement could have been requested were $120,741 and $63,290 for the three months ended June 30, 2017 and 2016, respectively. RMC, at its sole discretion, waived all reimbursements for the three months ended June 30, 2017 and 2016. There is no assurance RMC will waive its right to receive such reimbursements in future periods.

Professional services

Professional services consist primarily of legal, audit and tax expenses. Professional services chargeable were $113,352 and $202,160 for the three months ended June 30, 2017 and 2016. Of total professional services chargeable, RMC, at its sole discretion, provided reimbursements of $110,988 and $204,285, for the three months ended June 30, 2017, and 2016, respectively. Therefore, while overall professional services chargeable decreased, the net amount charged increased slightly. The overall reduction is due to a decrease in Audit and Tax fees related to changes in timing of services provided and overall cost reductions due to increased efficiency in the reporting process.

Members' capital, cash flows and liquidity

Cash flows by business activity are presented in the following table for the three and six months ended June 30, 2017 and 2016.

	For the three months ended		For the six months ended
	2017	2016	2017	2016
Members’ capital
Gross subscription proceeds	$5,666,527	$2,452,501	$10,209,440	$6,102,742
Organization and offering costs, net	(201,094)	(130,898)	(367,850)	(236,735)
Formation loan, net	(404,368)	(170,486)	(720,319)	(415,836)
Distributions and redemptions, net	(428,863)	(409,581)	(1,163,813)	(884,365)
Cash – members’ capital, net	4,632,202	1,741,536	7,957,458	4,565,806
Loan principal/advances/interest
Principal & advances collected	$6,882,268	$6,686,188	$12,118,788	$10,507,338
Loans sold to Affiliates	999,995	-	999,995	-
Interest received, net	884,161	644,383	1,730,943	1,218,693
Other loan income	1,688	3,609	7,877	6,913
Loan funding & advances made	(10,878,215)	(8,075,000)	(19,495,089)	(14,167,500)
Cash – loans, net	(2,110,103)	(740,820)	(4,637,486)	(2,434,556)

Operations expense	(27,638)	(21,835)	(52,114)	(50,373)

Net change in cash	$2,494,461	$978,881	$3,267,858	$2,080,877

The table below shows the breakout of distributions for the six months ended June 30, 2017 and 2016.

	2017	2016
DRIP	$885,459	$624,933
Cash	710,352	474,669
Total	$1,595,811	$1,099,602
Percent of members’ capital, electing cash distribution	45%	43%

The table below shows the company’s unit redemptions for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
Capital redemptions-without penalty	$29,500	$159,917	$407,788	$392,125
Capital redemptions-subject to penalty	23,652	-	45,674	-
Total	$53,152	$159,917	$453,462	$392,125

Scheduled redemptions at June 30, 2017 were $246,800, to be paid in 2017.

The ongoing sources of funds for loans are the proceeds (net of redemption of members’ capital) from:

•	sale of members’ units (net of reimbursement to RMC of organization and offering expenses), including units sold by reinvestment of distributions,
•	loan payoffs,
•	borrowers’ monthly principal and interest payments, and
•	to a lesser degree and, if obtained, a line of credit.

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

Contractual obligations

The company had two contractual obligations: 1) scheduled unit redemptions to members, and 2) reimbursement to RMC for O&O expenses at June 30, 2017. Scheduled redemptions at June 30, 2017 were $246,800, to be paid in 2017. See Note 3 (Manager and Other Related Parties) and Note 5 (Commitments and Contingencies, Other Than Loan Commitments) to the financial statements included in Part I, Item 1 of this report for a detailed presentation on commitments and contingencies, which presentation is incorporated by this reference into this Item 2.

At June 30, 2017 the company had no construction or rehabilitation loans outstanding.

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

RMC, as the manager, carried out an evaluation, with the participation of RMC's principal executive officer/principal financial officer, of the effectiveness of the design and operation of the manager's disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, RMC's principal executive officer/principal financial officer concluded that the manager's disclosure controls and procedures were not effective as of June 30, 2017, and as of December 31, 2016, as a result of material weaknesses in internal control over financial reporting discussed below.

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

-	RMC’s management is consulting with its securities law firms and other professionals to determine best practices to be applied to:
1.	the structure of the board of RMC given that the affiliated mortgage funds (and not RMC) are the SEC registrants.
2.	other appropriate organizational changes to enhance internal controls for public reporting entities (and/or their sponsors) not subject to national securities exchange rules or other guidance.

RMC expects to conclude implementation of this program and testing of its effectiveness in the first quarter of 2018. Candidates with the requisite significant financial expertise and public-reporting-company experience are being identified by ongoing search, and are planned to be on the board in the third quarter 2017.

Information and Communication – As of December 31, 2016, access to RMC's general ledger system does not require passwords with appropriate complexity. Further, during 2016 the President had administrator access to the general ledger as well as to RMC's loan servicing system. These weaknesses create a lack of segregation of duties and a risk of management override.

-

These matters are being remediated by actions begun in the first quarter of 2017 concurrent with the implementation as of January 1, 2017, of the Microsoft Dynamics general ledger and management software suite which requires robust password protocols, and includes a built-in architecture for segregation of duties and reviews.  Testing of effectiveness compliant with COSO 2013 requirements began in the second quarter and is expected to be concluded by September 30, 2017.

Risk Assessment, Monitoring and Control Activities - RMC had not sufficiently documented that its management review controls over financial reporting are performed to a level of precision compliant with COSO 2013 requirements and had similarly not sufficiently documented the process by which variances from expectations are investigated and resolved. Further, the operating effectiveness in 2016 of the activity-level control surrounding quarter-end and year-end cutoff was determined to be not sufficient to ensure revenue and/or expenses were being recorded in the correct period.

-

These matters are being remediated by actions begun in the second quarter of 2017, including the introduction of additional entity level and management review controls in conjunction with the implementation of Microsoft Dynamics, the addition to staff of an experienced accounting professional in June 2017 and ongoing enhancements of process documentation and documentation of investigation and resolution of variances. These enhancements will be tested in compliance with COSO 2013 requirements beginning in the third quarter and continuing into the fourth quarter of 2017..

Changes to Internal Control Over Financial Reporting

In addition to the items noted above, RMC had undertaken the following programs.

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

While proceeding with this project, RMC also engaged a California-based CPA firm to assist in the review and testing of the internal controls at the entity level in 2016, and in 2017 to collaborate with RMC accounting personnel in the implementation, documentation and ultimately testing of the processing and control features of the new Microsoft Dynamics software. The firm is experienced, subject-matter experts in both the implementation of the control and processing features of this management software suite, and in the required internal control analysis and testing required by SEC regulation and the COSO 2013 Framework.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes or protect or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance.  As of June 30, 2017, the company was not involved in any legal proceedings other than those that would be considered part of the normal course of business.

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

Use of Proceeds from Registered Securities

On June 6, 2016, the company’s Registration Statement on Form S-11 filed with the SEC (SEC File No. 333-208315) to offer up to 120,000,000 units ($120,000,000) to the public and 20,000,000 units ($20,000,000) to its members pursuant to the DRIP became effective and is effective for up to three (3) years thereafter. The registration statement was amended on May 9, 2017. As of June 30, 2017, we had sold approximately 57,546,000 – 39,407,000 units under our previous registration statements and 18,139,000 units under our 2016 registration statement, for gross proceeds from unit sales (including units issued under our distribution reinvestment plan) of approximately of $57,546,000 – $39,407,000 and $18,139,000, respectively.

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

The following summarizes gross proceeds from sales of units from inception (October 2009) through June 30, 2017.

Proceeds
From investors - admitted	$52,242,725
From members under our DRIP	5,130,903
From premiums paid by RMC(1)	171,910
Gross proceeds from unit sales	$57,545,538

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

Redemptions are made once a quarter, on the last business day of the quarter. Redemptions for the three months ended June 30, 2017 were $53,152. The unit redemption program is ongoing and available to members beginning one year after the purchase of the units.  The maximum number of units that may be redeemed in any year and the maximum amount of redemption available in any period to members are subject to certain limitations.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: August 14, 2017	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

31.1	Certification of Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document