Form 10-Q
period 2017-09-30
Redwood Mortgage Investors IX
filed 2017-11-13
CIK 1448038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐	TRANSITION REPORT PURSUANT

TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 000-55601

REDWOOD MORTGAGE INVESTORS IX, LLC

(Exact name of registrant as specified in its charter)

Delaware	26-3541068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

177 Bovet Road, Suite 520, San Mateo, CA	94402-3144
(Address of principal executive offices)	(Zip Code)

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

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC

Balance Sheets

September 30, 2017 (unaudited) and December 31, 2016 (audited)

	2017	2016
ASSETS
Cash and cash equivalents	$5,813,584	$2,194,854
Loans
Principal	53,091,886	40,123,393
Advances	14,668	24,550
Accrued interest	382,817	287,767
Loan balances secured by deeds of trust	53,489,371	40,435,710
Loan administrative fees, net	13,252	30,282
Total loans	53,502,623	40,465,992
Other assets	5,000	5,000
Total assets	$59,321,207	$42,665,846

LIABILITIES, INVESTORS IN APPLICANT STATUS, AND MEMBERS’ CAPITAL
Liabilities
Accounts payable and accrued liabilities	$42,549	$89

Investors in applicant status	4,803,450	1,408,185

Members’ capital, net	58,210,576	43,777,010
Receivable from manager (formation loan)	(3,735,368)	(2,519,438)
Members’ capital, net, less formation loan	54,475,208	41,257,572
Total liabilities, investors in applicant status and members’ capital	$59,321,207	$42,665,846

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Income

For the Three and Nine Months Ended September 30, 2017 and 2016 (unaudited)

	For the Three Months Ended		For the Nine Months Ended
Revenues, net	2017	2016	2017	2016
Interest income	$1,074,539	$696,544	$2,850,783	$1,917,460
Late fees	11,326	4,539	19,153	11,352
Total revenues	1,085,865	701,083	2,869,936	1,928,812

Provision for loan losses	—	—	—	—

Operations Expense
Mortgage servicing fees	30,627	20,228	81,795	55,749
Asset management fees, net (Note 3)	—	—	—	—
Costs from Redwood Mortgage Corp., net (Note 3)	—	—	—	—
Professional services, net (Note 3)	45,794	—	48,158	4,500
Other	1,771	1,663	5,896	5,849
Total operations expense	78,192	21,891	135,849	66,098
Net income	$1,007,673	$679,192	$2,734,087	$1,862,714
Members (99%)	997,596	672,400	2,706,746	1,844,086
Managers (1%)	10,077	6,792	27,341	18,628
	$1,007,673	$679,192	$2,734,087	$1,862,714

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statement of Changes in Members’ Capital

For the Nine Months Ended September 30, 2017 (unaudited)

		Members' Capital, net
	Investors In Applicant Status	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at December 31, 2016	$1,408,185	$45,405,776	$69,965	$(1,698,731)	$43,777,010
Contributions on application	17,507,324	—	—	—	—
Contributions admitted to members' capital	(14,190,109)	14,190,109	14,224	—	14,204,333
Premiums paid on application by RMC	112,014	—	—	—	—
Premiums admitted to members' capital	(33,964)	33,964	—	—	33,964
Net income	—	2,706,746	27,341	—	2,734,087
Earnings distributed to members	—	(2,539,413)	—	—	(2,539,413)
Earnings distributed used in DRIP	—	1,404,201	—	—	1,404,201
Members’ redemptions	—	(800,262)	—	—	(800,262)
Organization and offering expenses	—	—	—	(639,280)	(639,280)
Organization and offering expenses allocated	—	(162,851)	—	162,851	—
Manager reimbursement for unallocated organization and offering cost on redemptions	—	—	—	29,645	29,645
Early withdrawal penalties	—	—	—	6,291	6,291
Balance at September 30, 2017	$4,803,450	$60,238,270	$111,530	$(2,139,224)	$58,210,576

Statement of Changes in Members’ Capital

For the Three Months Ended September 30, 2017 (unaudited)

		Members' Capital, net
	Investors In Applicant Status	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at June 30, 2017	$3,064,747	$54,391,904	$95,773	$(1,962,368)	$52,525,309
Contributions on application	7,332,050	—	—	—	—
Contributions admitted to members' capital	(5,655,983)	5,655,983	5,680	—	5,661,663
Premiums paid on application by RMC	86,450	—	—	—	—
Premiums admitted to members' capital	(23,814)	23,814	—	—	23,814
Net income	—	997,596	10,077	—	1,007,673
Earnings distributed to members	—	(943,602)	—	—	(943,602)
Earnings distributed used in DRIP	—	518,742	—	—	518,742
Members’ redemptions	—	(346,800)	—	—	(346,800)
Organization and offering expenses	—	—	—	(254,887)	(254,887)
Organization and offering expenses allocated	—	(59,367)	—	59,367	—
Manager reimbursement for unallocated organization and offering cost on redemptions	—	—	—	13,100	13,100
Early withdrawal penalties	—	—	—	5,564	5,564
Balance at September 30, 2017	$4,803,450	$60,238,270	$111,530	$(2,139,224)	$58,210,576

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Three and Nine Months Ended September 30, 2017 and 2016 (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Operations
Interest received	$1,038,252	$690,103	$2,755,734	$1,887,752
Other loan income	11,376	4,589	19,253	11,502
Loan administrative fee reimbursed (paid)	3,569	—	17,030	21,044
Operations expense	(25,635)	(17,775)	(77,748)	(68,148)
Total cash provided by (used in) operations	1,027,562	676,917	2,714,269	1,852,150
Investing – loan principal/advances
Principal collected on loans	5,802,607	4,105,589	17,921,395	14,611,262
Loans originated	(12,403,750)	(7,620,750)	(31,889,883)	(21,788,250)
Loans sold to Affiliates	—	—	999,995	—
Advances on loans	18,837	311	9,881	1,976
Total cash provided by (used in) investing	(6,582,306)	(3,514,850)	(12,958,612)	(7,175,012)
Financing – members’ capital
Contributions by members, net
Contributions by members	7,424,326	3,925,921	17,633,766	10,028,663
Organization and offering expenses paid, net	(241,787)	(121,616)	(609,637)	(358,351)
Formation loan funding	(505,263)	(273,910)	(1,225,582)	(689,746)
Total cash provided by members, net	6,677,276	3,530,395	15,798,547	8,980,566
Distributions to members
Earnings distributed	(424,860)	(278,011)	(1,135,212)	(770,251)
Redemptions	(346,800)	(208,520)	(800,262)	(600,645)
Cash distributions to members	(771,660)	(486,531)	(1,935,474)	(1,370,896)
Total cash provided by (used in) financing	5,905,616	3,043,864	13,863,073	7,609,670
Net increase (decrease) in cash	350,872	205,931	3,618,730	2,286,808
Cash, beginning of period	5,462,712	3,889,716	2,194,854	1,808,839
Cash, end of period	$5,813,584	$4,095,647	$5,813,584	$4,095,647

Reconciliation of net income to net cash provided by (used in) operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$1,007,673	$679,192	$2,734,087	$1,862,714
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of loan administrative fees	—	9,799	—	28,139
Change in operating assets and liabilities
Accrued interest	(36,288)	(16,239)	(95,051)	(57,847)
Receivable from affiliate	—	3,541	—	—
Loan administrative fees reimbursed (paid)	3,569	—	17,030	21,044
Accounts payable	38,483	—	42,257	—
Other	14,125	624	15,946	(1,900)
Total adjustments	19,889	(2,275)	(19,818)	(10,564)
Net cash provided by (used in) operations	$1,027,562	$676,917	$2,714,269	$1,852,150

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2017 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL

In the opinion of the manager, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the fiscal year December 31, 2016 filed with the U.S. Securities and Exchange Commission (or SEC). The results of operations for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the operations results to be expected for the full year.

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

September 30, 2017 (unaudited)

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

September 30, 2017 (unaudited)

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

Unit sales commissions paid to broker-dealers/formation loan

Commissions for unit sales to be paid to broker-dealers (B/D sales commissions) are paid by RMC and are not paid directly by the company out of offering proceeds. Instead, the company advances to RMC, from offering proceeds, amounts sufficient to pay the B/D sales commissions and premiums to be paid to investors. Such advances in total may not exceed seven percent (7%) of offering proceeds. The receivable arising from the advances is unsecured, and non-interest bearing and is referred to as the “formation loan.” As of September 30, 2017 the company had made such advances of $4,375,935, of which $3,735,368 remain outstanding on the formation loan.

Term of the company

The term of the company will continue until 2028, unless sooner terminated as provided in the operating agreement.

Ongoing public offering of units/ SEC Registrations

Gross proceeds from sales of units from inception (October, 2009) through September 30, 2017 are summarized below.

Proceeds
From investors - admitted	$57,898,707
From members under our DRIP	5,649,645
From premiums paid by RMC(1)	195,724
Gross proceeds from unit sales	$63,744,076

(1)

If a member acquired units through an unsolicited sale (i.e. without broker/dealer) the member’s capital account is credited with their capital contribution plus a premium paid by RMC equal to the amount of the sales commissions that otherwise would have been paid to a broker-dealer by RMC. This premium is reported in the year paid as taxable income to the member.

As of September 30, 2017, we had sold approximately 63,744,000 units– 39,407,000 units under our previous registration statements and 24,337,000 units under our current registration statement which was effective on June 6, 2016, for gross proceeds from unit sales (including units issued under our distribution reinvestment plan) of approximately $63,744,000 -  $39,407,000 and $24,337,000, respectively.

Use of Proceeds from sale of units

We will use the proceeds from the sale of the units to

•	make additional loans,
•	fund working capital reserves,
•	pay RMC up to 4.5% of proceeds from sale of units for organization and offering expenses, and
•	fund a formation loan to RMC at up to 7% of proceeds from sale of units.

Total estimated expenses incurred with respect to the offering and sale of our units from program inception through September 30, 2017 were approximately $2,614,000, including brokers’ reimbursement to brokers for certain expenses.  Broker commissions and premiums paid to certain investors upon the purchase of units will be paid by RMC from funds advanced by the company from offering proceeds, which we refer to as the “formation loan”.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2017 (unaudited)

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

September 30, 2017 (unaudited)

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

September 30, 2017 (unaudited)

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

September 30, 2017 (unaudited)

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

NOTE 3 – MANAGER AND OTHER RELATED PARTIES

RMC’s allocated one percent (1%) of the profits and losses was $10,077 and $6,792 for the three months ended and $27,341 and $18,628 for the nine months ended September 30, 2017 and 2016, respectively. The manager, at its sole discretion, provided financial support that improved net income and the return to investors in both 2017 and 2016. Total support provided, as detailed below, was approximately $405,000 and $258,000 for the three months ended and, $1,254,000 and $951,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

Fees waived and costs reimbursements for the three and nine months ended September 30, 2017 are presented in the following tables.

		Operating Expenses
	Loan Admin Fees	Mortgage Servicing Fees	Asset Management Fee	Cost Reimbursements	Professional Services	Other	Total
For the three months ended
Chargeable/reimbursable	$124,038	$30,627	$106,800	$146,558	$69,944	$5,340	$483,307
RMC Support
Waived	(124,038)	—	(106,800)	(146,558)	—	—	(377,396)
Cost absorbed by RMC	—	—	—	—	(24,150)	(3,569)	(27,719)
Total RMC support	(124,038)	—	(106,800)	(146,558)	(24,150)	(3,569)	(405,115)

Net charged	$—	$30,627	$—	$—	$45,794	$1,771	$78,192

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2017 (unaudited)

		Operating Expenses
	Loan Admin Fees	Mortgage Servicing Fee	Asset Management Fee	Cost Reimbursements	Professional Services	Other	Total
For the nine months ended
Chargeable/reimbursable	$318,899	$81,795	$288,194	$364,904	$303,035	$32,875	$1,389,702
RMC Support
Waived	(318,899)	—	(288,194)	(364,904)	—	—	(971,997)
Cost absorbed by RMC	—	—	—	—	(254,877)	(26,979)	(281,856)
Total RMC support	(318,899)	—	(288,194)	(364,904)	(254,877)	(26,979)	(1,253,853)

Net charged	$—	$81,795	$—	$—	$48,158	$5,896	$135,849

 Fees waived and costs reimbursements for the three and nine months ended September 30, 2016 are presented in the following tables.

		Operating Expenses
	Loan Admin Fees	Mortgage Servicing Fee	Asset Management Fee	Cost Reimbursements	Professional Services	Other	Total
For the three months ended
Chargeable/reimbursable	$76,208	$20,228	$71,672	$67,676	$42,298	$1,663	$279,745
RMC Support
Waived	(76,208)	—	(71,672)	(67,676)	—	—	(215,556)
Cost absorbed by RMC	—	—	—	—	(42,298)	—	(42,298)
Total RMC support	(76,208)	—	(71,672)	(67,676)	(42,298)	—	(257,854)

Net charged	$—	$20,228	$—	$—	$—	$1,663	$21,891

		Operating Expenses
	Loan Admin Fees	Mortgage Servicing Fee	Asset Management Fee	Cost Reimbursements	Professional Services	Other	Total
For the nine months ended
Chargeable/reimbursable	$217,883	$55,749	$197,307	$189,425	$306,472	$50,635	$1,017,471
RMC Support
Waived	(196,839)	—	(197,307)	(189,425)	—	—	(583,571)
Cost absorbed by RMC	(21,044)	—	—	—	(301,972)	(44,786)	(367,802)
Total RMC support	(217,883)	—	(197,307)	(189,425)	(301,972)	(44,786)	(951,373)

Net charged	$—	$55,749	$—	$—	$4,500	$5,849	$66,098

•	Loan administrative fees

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

September 30, 2017 (unaudited)

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

•	Costs from RMC, net

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

Commissions and fees are paid by the borrowers to RMC

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2017 (unaudited)

Formation loan

Formation loan transactions are presented in the following table for the nine months ended September 30, 2017, and since inception.

	For the nine months ended	Since Inception
Balance, beginning of period	$2,519,438	$—
Formation loan advances to RMC	1,225,582	4,375,935
Payments received from RMC	—	(618,934)
Early withdrawal penalties applied	(9,652)	(21,633)
Balance, September 30, 2017	$3,735,368	$3,735,368
Subscription proceeds since inception		$62,622,357
Formation loan advance rate		7%

The estimated future minimum payments on the formation loan as of September 30, 2017 are presented in the following table.

2017	$251,944
2018	251,944
2019	251,944
2020	251,944
2021	251,944
Thereafter	2,475,648
Total	$3,735,368

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2017 (unaudited)

Organization and offering expenses (O & O expenses) are summarized in the following table for the nine months ended September 30, 2017 and since inception.

	For the nine months ended	Since Inception
Balance, beginning of period	$1,698,731	$—
O&O expenses reimbursed to RMC	639,280	2,614,024
Early withdrawal penalties applied (1)	(6,291)	(14,148)
O&O expenses allocated	(162,851)	(315,642)
O&O expenses paid by the company	—	—
O&O expenses reimbursed by RMC (2)	(29,645)	(145,010)
Balance, end of period (3)(4)	$2,139,224	$2,139,224

(1)

Early withdrawal penalties collected are applied to the next installment of principal due under the formation loan and to reduce the amount owed to RMC for O&O expenses.  The amounts credited will be determined by the ratio between the amount of the formation loan and the amount of offering costs incurred by the company.

(2)	RMC reimburses the company for any unallocated O&O expenses on units redeemed.
(3)	Proceeds from investors admitted to RMI IX were $57,898,707 through September 30, 2017. O&O expenses incurred by RMC and remaining to be reimbursed to RMC by RMI IX were $3,288,479.
(4)	Beginning in 2016, O&O expenses reimbursed to RMC by RMI IX are allocated to members’ capital accounts over 40 quarters.

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years.  Loans acquired are generally done so within the first six months of origination, and purchased at the current par value, which approximates fair value. As of September 30, 2017, 88 of the company’s 93 loans (representing 99% of the aggregate principal of the company’s loan portfolio) have a loan term of five years or less from loan inception. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment penalty provision. As of September 30, 2017, 74 loans outstanding (representing 75% of the aggregate principal balance of the company’s loan portfolio) require monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity. The remaining loans provide for monthly payments of interest only, with the principal due in full at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the three and nine months ended September 30, 2017.

	For the Three Months Ended	For the Nine Months Ended
Principal, beginning of period	$46,490,743	$40,123,393
Loans funded	12,403,750	31,889,883
Loans acquired from affiliates	—	—
Loans sold to affiliates	—	(999,995)
Principal payments received	(5,802,607)	(17,921,395)
Principal, end of period	$53,091,886	$53,091,886

For the three months ended September 30, 2017, no renewals were made. For the nine months ended September 30, 2017 1 renewal with a principal balance of $190,000 was made.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2017 (unaudited)

Loan characteristics

Secured loans had the characteristics presented in the following table.

	September 30,	December 31,
	2017	2016
Number of secured loans	93	89
Secured loans – principal	$53,091,886	$40,123,393
Secured loans – lowest interest rate (fixed)	7.1%	7.0%
Secured loans – highest interest rate (fixed)	10.5%	10.0%

Average secured loan – principal	$570,880	$450,825
Average principal as percent of total principal	1.1%	1.1%
Average principal as percent of members’ capital	1.0%	1.0%
Average principal as percent of total assets	1.0%	1.1%

Largest secured loan – principal	$3,244,623	$1,350,000
Largest principal as percent of total principal	6.1%	3.4%
Largest principal as percent of members’ capital	5.6%	3.1%
Largest principal as percent of total assets	5.5%	3.2%

Smallest secured loan – principal	$54,008	$8,651
Smallest principal as percent of total principal	0.1%	0.1%
Smallest principal as percent of members’ capital	0.1%	0.1%
Smallest principal as percent of total assets	0.1%	0.1%

Number of counties where security is located (all California)	18	16
Largest percentage of principal in one county	19.4%	21.3%

Number of secured loans with filed notice of default	—	2
Secured loans in foreclosure – principal	$—	$890,470

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of September 30, 2017, the company’s largest loan with principal of $3,244,623 represents 6.1% of outstanding secured loans and 5.5% of company assets. The loan is secured by a 1st mortgage on a 2-4 unit single-family non owner occupied residential property located in San Francisco County, bears an interest rate of 8.99% and matures on June 1, 2019.

As of September 30, 2017, the company had no outstanding construction or rehabilitation loans and no commitments to fund construction, rehabilitation or other loans.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2017 (unaudited)

Lien position

Secured loans had the lien positions presented in the following table.

	September 30, 2017			December 31, 2016
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	58	$37,350,830	70%	63	$30,350,642	76%
Second trust deeds	35	15,741,056	30	26	9,772,751	24
Total secured loans	93	53,091,886	100%	89	40,123,393	100%
Liens due other lenders at loan closing		28,264,524			12,738,126
Total debt		$81,356,410			$52,861,519

Appraised property value at loan closing		$164,799,000			$123,709,057

Percent of total debt to appraised values (LTV) at loan closing(1)		54.2%			51.5%

(1)

Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table.

	September 30, 2017			December 31, 2016
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	70	$38,217,246	72%	63	$25,582,833	64%
Multi-family	5	2,017,903	4	5	3,211,380	8
Commercial	18	12,856,737	24	21	11,329,180	28
Total secured loan balance	93	$53,091,886	100%	89	40,123,393	100%

(2)

Single family property type as of September 30, 2017 consists of 11 loans with principal of $6,491,246 that are owner occupied and 59 loans with principal of $31,726,000 that are non-owner occupied.  At December 31, 2016, single family property consisted of 9 loans with principal of $3,538,729 that are owner occupied and 54 loans with principal of $22,044,104 that are non-owner occupied.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2017 (unaudited)

Distribution of loans within California

The distribution of secured loans outstanding by California counties is presented in the following table.

	September 30, 2017		December 31, 2016
	Principal	Percent	Principal	Percent
San Francisco Bay Area(3)
Alameda	$10,312,037	19.4%	$7,726,853	19.3%
San Francisco	10,193,096	19.1	6,913,534	17.2
San Mateo	7,615,488	14.3	4,644,731	11.6
Santa Clara	3,989,046	7.5	4,073,501	10.2
Contra Costa	1,514,220	2.9	989,994	2.5
Marin	374,258	0.7	377,241	0.9
Solano	109,633	0.2	1,820,336	4.5
Sonoma	—	—	8,652	0.1
	34,107,778	64.1	26,554,842	66.3
Other Northern California
Sacramento	850,000	1.6	—	0.0
Monterey	700,934	1.3	1,840,927	4.6
Placer	644,226	1.2	1,074,437	2.7
Yolo	179,506	0.3	156,810	0.4
San Joaquin	157,375	0.3	158,340	0.4
	2,532,041	4.7	3,230,514	8.1
Northern California Total	36,639,819	68.8	29,785,356	74.4

Los Angeles & Coastal
Los Angeles	8,587,898	16.2	8,547,567	21.3
Orange	2,096,511	4.0	494,334	1.2
San Diego	1,884,859	3.6	933,571	2.3
	12,569,268	23.8	9,975,472	24.8
Other Southern California
San Bernardino	2,110,000	4.0	—	—
Santa Barbara	1,412,660	2.7	—	—
Riverside	360,139	0.7	362,565	0.8
	3,882,799	7.4	362,565	0.8
Southern California Total	16,452,067	31.2	10,338,037	25.6
Total Secured Loans	$53,091,886	100.0%	$40,123,393	100.0%

(3)Includes Silicon Valley

Delinquency

Secured loans summarized by payment delinquency are presented in the following table.

	September 30, 2017		December 31, 2016
	Loans	Amount	Loans	Amount
Past Due
30-89 days	—	$—	1	$377,241
90-179 days	1	139,643	2	890,470
180 or more days	—	—	—	—
Total past due	1	139,643	3	1,267,711
Current	92	52,952,243	86	38,855,682
Total secured loan balance	93	$53,091,886	89	$40,123,393

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2017 (unaudited)

Interest in the amount of $4,497  was accrued for loans contractually 90 days or more delinquent as to principal or interest payments as of September 30, 2017. No interest was accrued for loans contractually 90 days or more delinquent as to principal or interest payments as of  December 31, 2016.

Modifications and troubled debt restructurings

No loan payment modifications were made during three and nine months ended September 30, 2017, and no modifications were in effect at September 30, 2017 or December 31, 2016.

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table.

	Loans	Principal	Percent
2017(4)	6	$2,681,185	5%
2018	15	8,522,197	16
2019	36	27,751,303	52
2020	16	7,095,731	13
2021	7	3,380,524	6
Thereafter	12	3,521,303	7
Total future maturities	92	52,952,243	99
Matured as of September 30, 2017	1	139,643	1
Total secured loan balance	93	$53,091,886	100%

(4)	Loans maturing in 2017 from October 1 to December 31.

One loan with a principal balance of $139,643 was past maturity as of September 30, 2017. The loan was 152 days delinquent and designated as impaired and in non-accrual status as of September 30, 2017.

Loans may be repaid or refinanced before, at or after the contractual maturity date.  On matured loans, the company may continue to accept payments while pursuing collection of amounts owed from borrowers.  Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

 Loans in non-accrual status

At September 30, 2017, one loan with a principal balance of $139,643 was designated as non-accrual status. At December 31, 2016, no loans were designated as non-accrual status.

At September 30, 2017 and  December 31, 2016, no loans were contractually 90 or more days past due as to principal or interest and not in non-accrual status.

Impaired loans/allowance for loan losses

One loan with a principal balance of $139,643, was designated as impaired at September 30, 2017. No loans were designated as impaired at December 31, 2016. No allowance for loan losses has been recorded as all loans were deemed to have protective equity (i.e., low loan-to-value ratio) such that collection is reasonably assured for amounts owing.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2017 (unaudited)

Fair Value

The company does not record its loans at fair value on a recurring basis. The recorded amount of the performing loans (i.e., the loan balance) is deemed to approximate the fair value, as is the loan balance of loans designated impaired for which a specific reserve has not been recorded (i.e., the loan is well collateralized such that the collection of the amount owed is assured, including foregone interest if any).Loans designated impaired (i.e., that are collateral dependent) are measured at fair value on a non-recurring basis. No assets or liabilities were measured at fair value on a non-recurring basis during the nine months ended September 30, 2017.

•

Secured loans, performing (i.e. not designated as impaired) (Level 2) – Each loan is reviewed quarterly for its delinquency, LTV adjusted for the most recent valuation of the underlying collateral, remaining term to maturity, borrower’s payment history and other factors. Also considered is the limited resale market for the loans. Most companies or individuals making similar loans as the company intend to hold the loans until maturity as the average contractual term of the loans (and the historical experience of the time the loan is outstanding due to pre-payments) is shorter than conventional mortgages. As there are no prepayment penalties to be collected, loan buyers may be hesitant to risk paying above par. Due to these factors, sales of the loans are infrequent, because an active market does not exist. The recorded amount of the performing loans (i.e. the loan balance) is deemed to approximate the fair value, although the intrinsic value of the loans would reflect a premium due to the interest to be received.

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

September 30, 2017 (unaudited)

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

Commitments

The company had two contractual obligations as of September 30, 2017: 1) scheduled unit redemptions to members, and 2) reimbursement to RMC for O&O expenses (as of September 30, 2017, $3,288,479 was to be reimbursed to RMC) contingent upon future sales of units. Redemptions of members’ capital scheduled as of  September 30, 2017 were $404,043, to be paid between 2017 and 2021.

Scheduled redemptions as of September 30, 2017 are presented in the following table.

2017	$364,877
2018	12,000
2019	12,000
2020	12,000
2021	3,166
Total	404,043

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

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission (or SEC). The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operations results to be expected for the full year.

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

Ongoing public offering of units/ SEC Registrations

In June, 2016, the company’s Registration Statement on Form S-11 filed with the SEC (SEC File No. 333-208315) to offer up to 120,000,000 units ($120,000,000) to the public and 20,000,000 units ($20,000,000) to its members pursuant to the DRIP became effective and continues for up to three (3) years thereafter. As of September 30, 2017, we had sold approximately 63,744,000 units – 39,407,000 units under our previous registration statements and 24,337,000 units under our current registration which is effective as of June 2016, for gross proceeds from unit sales (including units issued under our distribution reinvestment plan) of approximately of $63,744,000 – $39,407,000 and $24,337,000, respectively.

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

The following summarizes gross proceeds from sales of units, from inception (October, 2009) through September 30, 2017.

Proceeds
From investors – admitted	$57,898,707
From members under our DRIP	5,649,645
From premiums paid by RMC(1)	195,724
Gross proceeds from unit sales	$63,744,076
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

Results of Operations

General economic conditions – California

Our mortgage loans are secured by California real estate, and the value of the real estate securing our loans can vary with changes in the economic activity and employment conditions in California. Wells Fargo’s Economics Group periodically provides timely, relevant information and analysis in its commentary and reports. Highlights from recently issued reports from Wells Fargo Securities Economic Group are presented below.

In the publication dated October 20, 2017 by the Economics Group of Wells Fargo Securities the headline read:

“California Employment Conditions: September 2017 | California Gains 52,200 Jobs in September”

“Hiring rebounded across much of California in September. Nonfarm payrolls rose by 52,200 and the prior month’s job drop was not as large as first reported, and now shows just a 7,700-job loss. California added an average of 43,000 jobs a month in the third quarter, which marks a bit of a pickup from the prior 7 quarters. On a year-to-year basis, California added 268,800 jobs, which marks a 1.6 percent increase on a three-month moving average basis. The Golden State’s job growth continues to outpace the nation as a whole, which saw employment climb 1.2 percent.

Construction continues to see the strongest growth on a percentage basis, while education and healthcare added the most net new positions over the year. Hiring in professional and technical services has clearly lost momentum over the past year. The sector includes much of California’s tech sector and is essentially flat with its year-ago level on a three-month moving average basis. The slowdown is perplexing, as demand for high tech products and services appears to be increasing and other tech employment categories, such as information services, continue to grow fairly solidly. While we acknowledge that some tech firms have tightened their belts, we believe the extent of the slowing has been exaggerated and expect to see professional and tech services employment revised up when the benchmark revisions are published early next year. Most of the slowing has been since March, which is the last month that we had hard data from the Quarterly Census of Employment and Wages (QCEW).”

Key Performance Indicators

The table below shows key performance indicators at and for the nine months ended September 30.

	2017	2016	2015
Secured loans – end of period balance	$53,091,886	34,537,126	22,678,834
Secured loans – average daily balance	$44,620,000	30,159,000	20,915,000

Interest on loans, gross	$2,850,783	1,945,598	1,352,544
Portfolio interest rate(1)	8.5%	8.6%	8.6%
Effective yield rate(2)	8.5%	8.6%	8.6%

Amortization of loan administrative fees, net	$—	28,138	79,950
Percent of average daily balance(2)	0.0%	0.1%	0.5%

Interest on loans, net	$2,850,783	1,917,460	1,272,594
Percent of average daily balance(2)	8.5%	8.5%	8.1%

Provision for loan losses	$—	—	—
Percent of average daily balance(2)	0.0%	0.0%	0.0%

Total operations expense	$135,849	66,098	97,536

Net Income	$2,734,087	1,862,714	1,182,341
Percent of average members’ capital(3)(4)	7.0%	6.9%	6.3%

Member Distributions	$2,539,413	1,723,613	1,254,564
Percent of average members’ capital(3)(4)(5)	6.5%	6.5%	6.5%

Members’ capital, gross – end of period balance	$60,238,325	40,386,920	27,636,073
Members’ capital, gross – average daily balance	$51,808,000	35,793,000	24,856,000

Member Redemptions(6)	$800,262	600,645	788,611

(1)	Stated note interest rate, weighted daily average
(2)	Percent of secured loans – average daily balance, annualized
(3)	Percent of members’ capital, gross – average daily balance, annualized
(4)	Percent based on the net income available to members (excluding 1% allocated to manager)
(5)	Members Capital Distributed during 2017 is net of O&O costs allocated to members during the year
(6)	Scheduled member redemptions as of September 30, 2017 were $404,043, payable between 2017 and 2021

The table below shows key performance indicators at and for the three months ended September 30.

	2017	2016	2015
Secured loans – end of period balance	$53,091,886	34,537,126	22,678,834
Secured loans – average daily balance	$49,695,000	32,923,000	21,646,000

Interest on loans, gross	$1,074,539	706,343	468,695
Portfolio interest rate(1)	8.6%	8.6%	8.6%
Effective yield rate(2)	8.6%	8.6%	8.6%

Amortization of loan administrative fees, net	$—	9,799	5,732
Percent of average daily balance(2)	0.0%	0.1%	0.1%

Interest on loans, net	$1,074,539	696,544	462,963
Percent of average daily balance(2)	8.6%	8.5%	8.6%

Provision for loan losses	—	—	—
Percent of average daily balance(2)	0.0%	0.0%	0.0%

Total operations expense	$78,192	21,891	13,611

Net Income	$1,007,673	679,192	451,303
Percent of average members’ capital(3)(4)	6.9%	6.9%	6.7%

Member Distributions	$943,602	624,011	447,896
Percent of average members’ capital(3)(4)(5)	6.5%	6.5%	6.5%

Members’ capital, gross – end of period balance	$60,238,325	40,386,920	27,636,073
Members’ capital, gross – average balance	$57,693,000	38,853,000	26,589,000

Member Redemptions(6)	$346,800	208,520	286,771
(1)	Stated note interest rate, weighted daily average
(2)	Percent of secured loans – average daily balance, annualized
(3)	Percent of members’ capital, gross – average daily balance, annualized
(4)	Percent based on the net income available to members (excluding 1% allocated to manager)
(5)	Members Capital Distributed during 2017 is net of O&O costs allocated to members during the year
(6)	Scheduled member redemptions as of September 30, 2017 were $404,043, payable between 2017 and 2021

Secured loans

The secured loan balance at September 30, 2017 of $53,091,886 was an increase of approximately 53.7% ($18.6 million) over 2016’s $34,537,126, which was up approximately 52.3% ($11.9 million) from 2015’s $22,678,834. The increased balance of the secured loan portfolio is due to the 1) increased balance of members’ capital which provides additional capital for funding loans, and 2) the favorable economic environment generally and to increased investment in California real estate markets specifically, both of which expands the opportunity for new loans. Secured loans as a percent of member’s capital (based on average balances) was 86.1% and 84.7% for three months ended September 30, 2017 and 2016, respectively.

Loans generally are funded at a fixed interest rate with a loan term of up to five years. Loans acquired are generally done so within the first six months of origination, and purchased at the current par value, which approximates fair value. As of September 30, 2017, 88 of the company’s 93 loans (representing 99% of the aggregate principal of the company’s loan portfolio) had a loan term of five years or less from loan inception. The remaining loans had terms longer than five years. Substantially all loans are written without a prepayment-penalty provision. As of September 30, 2017, 74 loans outstanding (representing 75% of the aggregate principal balance of the company’s loan portfolio) require monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity. The remaining loans provide for monthly payments of interest only, with the principal due in full at maturity.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity as indicated by the overall conservative weighted average loan-to-value ratio (LTV) which at September 30, 2017 was approximately 54.2%. Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 45.8% in the property, and we as lenders have lent in the aggregate 54.2% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations on the secured loan portfolio and on the allowance for loan losses, which presentations are incorporated by this reference into this Item 2.

Performance overview

Revenue from the interest on loans, net for the nine months ended September 30, 2017 increased by approximately $933,000, over the same period in 2016, due to the growth of the secured loan portfolio. Operations expense for 2017 increased by approximately $70,000, over 2016 due primarily to a reduction in professional services reimbursed by the manager, and an increase in mortgage servicing fees due to an increased loan portfolio. In all years presented, the manager, at its sole discretion, provided significant support to the company which affected the net income results.

See Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item I of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 2.

Analysis and discussion of income from operations 2017 v. 2016 (nine months ended)

Significant changes to revenue and expenses for the nine month period ended September 30, 2017 and 2016 are summarized in the following table.

	Interest on loans, net	Provision For Loan Losses	Operations Expense	Net Income
For the Nine Months Ended
September 30, 2017	$2,850,783	—	135,849	2,734,087
September 30, 2016	1,917,460	—	66,098	1,862,714
Change	$933,323	—	69,751	871,373

Change
Loan Balance Increase	$955,329	—	26,046	929,283
Loan Portfolio Effective Yield Rate	(22,006)	—	—	(22,006)
Late Fees	—	—	—	7,801
Capital Balance Increase	—	—	324,825	(324,825)
Managers Fees/Costs Waived	—	—	(324,825)	324,825
Manager Reimbursements	—	—	43,658	(43,658)
Other	—	—	47	(47)
Change	$933,323	—	69,751	871,373

The table above displays only significant changes to net income for the period, and is not intended to cross foot.

Interest on loans, net

Interest on loans increased by approximately $933,323  for the nine months ended September 30, 2017 compared to the same period in 2016. The portfolio has a strong payment history, with one loan currently designated as impaired. The Secured loans – average daily balance at September 30, 2017 increased approximately $14.5 million, or approximately 47.9%, over the average daily balance at September 30, 2016.

Provision for loan losses

At September 30, 2017 the company had not recorded an allowance for loan losses as all loans had protective equity such that at September 30, 2017, collection was deemed probable for amounts owing.

Operations expense

Operations expense as a percent of interest on loans, net was approximately 4.8% and 3.4% for the nine months ended September 30, 2017 and 2016, respectively, as RMC provided, at its sole discretion, financial support by fee waiver and by not passing on expenses that qualified as reimbursable to RMC.

Significant changes to operations expense during the nine month period ended September 30, 2017 and 2016, are summarized in the following table.

	Mortgage Servicing Fees	Asset Management Fees, net	Costs From RMC, net	Professional Services, net	Other	Total
For the Nine Months Ended
September 30, 2017	$81,795	—	—	48,158	5,896	135,849
September 30, 2016	55,749	—	—	4,500	5,849	66,098
Change	$26,046	—	—	43,658	47	69,751

Change
Loan Balance Increase	$26,046	—	—	—	—	26,046
Capital Balance Increase	—	90,887	233,938	—	—	324,825
Managers Fees/Costs Waived	—	(90,887)	(233,938)	—	—	(324,825)
Manager Reimbursements	—	—	—	43,658	—	43,658
Other	—	—	—	—	47	47
Change	$26,046	—	—	43,658	47	69,751

See Note 3 (Manager and Other Related Parties-Organization and Offering Costs) to the financial statements included in Part I, Item 1 of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 2.

•Mortgage servicing fees

The increase in mortgage servicing fees of $26,046 was consistent with the increase in the average daily secured loan portfolio to $44,620,000, noted above in Key Performance Indicators, at the annual rate of 0.25%.

•Asset management fees

The total amount of asset management fees chargeable were $288,194 and $197,307 for the nine months ended September 30, 2017 and 2016, respectively. Of the total amount chargeable, RMC, at its sole discretion, waived all asset management fees for the nine months ended September 30, 2017 and 2016. There is no assurance RMC will waive its right to receive such fees in future periods.

•Costs from RMC, net

Costs incurred by RMC, for which reimbursement could have been requested were $364,904 and $189,425 for the nine months ended September 30, 2017 and 2016, respectively. RMC, at its sole discretion, waived all reimbursements for the nine months ended September 30, 2017 and 2016, respectively. There is no assurance RMC will waive its right to receive such reimbursements in future periods.

•Professional services

Professional services consist primarily of legal, audit and tax expenses. The increase in professional services for nine months ended September 30, 2017 and 2016, was due primarily to a reduction in professional services reimbursed by the manager.

Analysis and discussion of income from operations 2017 v. 2016 (three months ended)

Significant changes to revenue and expenses for the three month period ended September 30, 2017 and 2016 are summarized in the following table.

		Provision
	Interest on	For Loan	Operations	Net
	loans, net	Losses	Expense	Income
For the Three Months Ended
September 30, 2017	$1,074,539	—	78,192	1,007,673
September 30, 2016	696,544	—	21,891	679,192
Change	$377,995	—	56,301	328,481

Change
Loan Balance Increase	$355,229	—	10,399	344,830
Loan Portfolio Effective Yield Rate	22,766	—	—	22,766
Late Fees	—	—	—	6,787
Capital Balance Increase	—	—	114,010	(114,010)
Managers Fees/Costs Waived	—	—	(114,010)	114,010
Manager Reimbursements	—	—	45,794	(45,794)
Other	—	—	108	(108)
Change	$377,995	—	56,301	328,481

The table above displays only significant changes to net income for the period, and is not intended to cross foot.

Interest on loans, net

Interest on loans increased by approximately $378,000 for the three months ended September 30, 2017 compared to the same period in 2016. The portfolio has a strong payment history, with one loan currently designated as impaired. The Secured loans – average daily balance at September 30, 2017 increased approximately $16.8 million, or approximately 50.9%, over the average daily balance at September 30, 2016.

Provision for loan losses

At September 30, 2017 the company had not recorded an allowance for loans losses and all loans had protective equity such that at September 30, 2017, collection was deemed probable for amounts owing.

Operations expense

Operations expense as a percent of interest on loans, net was approximately 7.3% and 3.1% for the three months ended September 30, 2017 and 2016, respectively, as RMC provided at its sole discretion, financial support by fee waiver and by not passing on expenses that qualified as reimbursable to RMC.

Significant changes to operations expense during the three months ended September 30, 2017 and 2016 are summarized in the following table.

	Mortgage Servicing Fees	Asset Management Fees, net	Costs From RMC, net	Professional Services, net	Other	Total
For the Three Months Ended
September 30, 2017	$30,627	—	—	45,794	1,771	78,192
September 30, 2016	20,228	—	—	—	1,663	21,891
Change	$10,399	—	—	45,794	108	56,301

Change
Loan Balance Increase	$10,399	—	—	—	—	10,399
Capital Balance Increase	—	35,128	78,882	—	—	114,010
Managers Fees/Costs Waived	—	(35,128)	(78,882)	—	—	(114,010)
Manager Reimbursements	—	—	—	45,794	—	45,794
Other	—	—	—	—	108	108
Change	$10,399	—	—	45,794	108	56,301

See Note 3 (Manager and Other Related Parties-Organization and Offering Costs) to the financial statements included in Part I Item 1 of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 2.

Mortgage servicing fees

The increase in mortgage servicing fees of $10,399 was consistent with the increase in the average daily secured loan portfolio to $49,695,000, noted above in Key Performance Indicators, at the annual rate of 0.25%.

Asset management fees

The total amount of asset management fees chargeable were $106,800 and $71,672 for the three months ended September 30, 2017 and 2016, respectively. Of the total amount chargeable, RMC, at its sole discretion, waived all asset management fees for the three months ended September 30, 2017 and 2016. There is no assurance RMC will waive its right to receive such funds in future periods.

Costs from RMC, net

Costs incurred by RMC, for which reimbursement could have been requested were $146,558 and $67,676 for the three months ended September 30, 2017 and 2016, respectively. RMC, at its sole discretion, waived all reimbursements for the three months ended September 30, 2017 and 2016. There is no assurance RMC will waive its right to receive such reimbursements in future periods.

Professional services

Professional services consist primarily of legal, audit and tax expenses. The increase in professional services for the three months ended September 30, 2017 and 2016, was due to a reduction in professional services reimbursed by the manager.

Members' capital, cash flows and liquidity

Cash flows by business activity are presented in the following table for the three and nine months ended September 30, 2017 and 2016.

	For the three months ended		For the nine months ended
	2017	2016	2017	2016
Members’ capital
Gross subscription proceeds	$7,424,326	$3,925,921	$17,633,766	$10,028,663
Organization and offering costs, net	(241,787)	(121,616)	(609,637)	(358,351)
Formation loan, net	(505,263)	(273,910)	(1,225,582)	(689,746)
Distributions and redemptions, net	(771,660)	(486,531)	(1,935,474)	(1,370,896)
Cash – members’ capital, net	5,905,616	3,043,864	13,863,073	7,609,670
Loan principal/advances/interest
Principal & advances collected	$5,802,607	$4,105,900	$17,921,395	$14,613,238
Loans sold to Affiliates	-	-	999,995	-
Interest received, net	1,041,821	690,103	2,772,764	1,908,796
Other loan income	11,376	4,589	19,253	11,502
Loan funding & advances made	(12,384,913)	(7,620,750)	(31,880,002)	(21,788,250)
Cash – loans, net	(5,529,109)	(2,820,158)	(10,166,595)	(5,254,714)

Operations expense	(25,635)	(17,775)	(77,748)	(68,148)

Net change in cash	$350,872	$205,931	$3,618,730	$2,286,808

The table below shows the breakout of distributions for the nine months ended September 30, 2017 and 2016.

	2017	2016
DRIP	$1,404,201	$970,934
Cash	1,135,212	752,679
Total	$2,539,413	$1,723,613
Percent of members’ capital, electing cash distribution	45%	44%

The table below shows the company’s unit redemptions for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
Capital redemptions-without penalty	$140,550	$198,107	$548,338	$590,232
Capital redemptions-subject to penalty	206,250	10,413	251,924	10,413
Total	$346,800	$208,520	$800,262	$600,645

Scheduled redemptions at September 30, 2017 were $404,043, to be paid between 2017 and 2021.

The ongoing sources of funds for loans are the proceeds (net of redemption of members’ capital) from:

•	sale of members’ units (net of reimbursement to RMC of organization and offering expenses), including units sold by reinvestment of distributions,
•	loan payoffs,
•	borrowers’ monthly principal and interest payments, and
•	to a lesser degree and, if obtained, a line of credit.

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

Contractual obligations

The company had two contractual obligations: 1) scheduled unit redemptions to members, and 2) reimbursement to RMC for O&O expenses at September 30, 2017. Scheduled redemptions at September 30, 2017 were $404,043, to be paid between 2017 and 2021. See Note 3 (Manager and Other Related Parties) and Note 5 (Commitments and Contingencies, Other Than Loan Commitments) to the financial statements included in Part I, Item 1 of this report for a detailed presentation on commitments and contingencies, which presentation is incorporated by this reference into this Item 2.

At September 30, 2017 the company had no construction or rehabilitation loans outstanding.

The Company has no off-balance sheet arrangements as such arrangements are not permitted by the operating agreement.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not included because the company is a smaller reporting company.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures Over Financial Reporting and Disclosure

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

As a limited liability company, we do not have a board of directors, nor, therefore, do we have an audit committee of the board of directors. Thus, there is no independent oversight of the company’s financial reporting process. The manager, however, provides the equivalent functions of a board of directors and of an audit committee for, among other things, the following purposes: appointment, compensation, review and oversight of the work of our independent public accountants, and establishing and maintaining internal controls over our financial reporting.

RMC has enhanced organizational effectiveness and oversight of its financial reporting and disclosure control and procedures by engaging external (i.e. independent) legal and accounting firms with the appropriate financial, securities and/or regulatory expertise and experience to assist the Board of Directors and management in meeting their oversight and performance duties. These firms include the San Francisco office of an international law firm for SEC filings matters and a second law firm recognized as expert in FINRA and state-securities law and regulation for securities and corporate governance matters; two CPA firms headquartered in California for assistance with implementation of the MS Dynamics software and the completion of the 2017 COSO-2013 evaluation and testing; one of the CPA firms for federal and California tax compliance; and a national advisory firm for assistance in the determination of the fair value of membership unit values and the fair values of the assets and liabilities held by RMC’s affiliated mortgage funds.

RMC, as the manager, carried out an evaluation, with the participation of RMC's President (acting as principal executive officer/principal financial officer) of the effectiveness of the design and operation of the manager's controls and procedures over financial reporting and disclosure (as defined in Rule 13a-15 of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, RMC's principal executive officer/principal financial officer concluded that the manager's controls and procedures over financial reporting disclosure were properly designed and effective as of September 30, 2017.

The evaluations as of December 31, 2016, and as of March 31 and June 30, 2017 had resulted in the conclusion that as of the filings of the 2016 Annual Report on Form 10-K and the 2017 interim, quarterly filings on Form 10-Q dated March 31 and June 30 that the controls and procedures over financial reporting and disclosure were not effective as a result of then existing material weaknesses.

The conclusion by the management of RMC as of December 31, 2016, did not preclude the company’s independent auditors from issuing an unqualified opinion on the 2016 financial statements included in the 2016 Annual Report on Form 10-K.

Changes to Internal Control Over Financial Reporting

Beginning in 2014 and ongoing, RMC's management undertook a technology upgrade initiative. The objective of this program was to implement available, advanced -and proven - technologies to enable digital imaging and storage; concurrent, shared and remote processing; and more robust data management. These efforts culminated in the successful installation of and conversion to the Microsoft Dynamics general ledger and financial management software at the close of business on December 31, 2016.  MS Dynamics general ledger software became the system of record on January 1, 2017.

Beginning in 2015, the manager enhanced its organizational effectiveness and oversight of its controls and procedures over financial reporting and disclosure by engaging external (i.e. independent) legal and accounting firms with the appropriate financial, securities and/or regulatory expertise and experience to assist the Board of Directors and management in meeting their oversight and performance duties. These firms include the San Francisco office of an international law firm for SEC filings matters and a second law firm recognized as expert in FINRA and state-securities law and regulation for securities and corporate governance matters; two CPA firms headquartered in California for assistance with implementation of the MS Dynamics software and completion of the 2017 COSO-2013 evaluation and testing; one of the CPA firms also for federal and California tax compliance; and a national advisory firm for assistance in the determination of the fair value of membership unit values and the fair values of the assets and liabilities held by RMC’s affiliated mortgage funds.

The broad scope of the system and organization changes necessitated a comprehensive re-evaluation of the internal controls for 2017 using the COSO 2013 framework. The following summarizes the status and conclusions to September 30, 2017.  As noted above, a California- headquartered CPA firm has been assisting in the documentation and the testing of the entity-level and the significant process level controls for internal control over financial reporting. The firm is an experienced, subject-matter expert in both the implementation of the control and processing of the MS Dynamics software and in the required internal control analysis and testing required by SEC regulation, particularly as to the COSO 2013 framework, including applicable and appropriate consideration of the COBIT guidance.

-

The analysis and testing of the application controls of the installed MS Dynamics software and the IT general controls were completed in the third quarter of 2017. Management concluded that the IT controls surrounding MS Dynamics software and the IT general control environment are designed properly and operating effectively.

-	The documentation and analysis of the entity-level and significant process level controls for internal control over financial reporting and disclosure was completed in the third quarter of 2017.

-	Certain key entity-level controls have been identified and testing began with the quarter-ended June 30, 2017, and is ongoing.

-

Based upon the conclusions reached as to the evaluations of the IT process and general controls and of the entity-level and significant process-level controls, the manager concluded that its internal controls over financial reporting and disclosure were designed properly and operating effectively as of September 30, 2017, and for the quarter and nine-months then ended.

The manager is on schedule to complete its testing as it relates to management’s certification regarding internal control over financial reporting for the year ended December 31, 2017.

As a result of the completion of the actions undertaken beginning in prior years, the manager concluded the material weaknesses identified at December 31, 2016, were remediated as of September 30, 2017. The status, as of September 30, 2017, of each of the material weaknesses existing at December 31, 2016,  is summarized below.

-	Control Environment and Monitoring

The board of directors of RMC consists of the following officers of RMC: the President, Secretary, Treasurer (who serves as the principal executive officer and principal financial officer); the Vice President of Investor Sales (the President's brother); and the Vice President of Loan Production and Underwriting. There is no independent board member with financial background and experience, which increased the risk of management override.

RMC’s management consulted with its securities law firms and other professionals, including a CPA firm with a practice in COSO 2013 documentation and evaluations of internal controls, to determine best practices applicable:

1. to the structure of the board of RMC given that the affiliated mortgage funds (and not RMC) are the SEC registrants, and

2. to any other changes, appropriate to enhance internal controls for public reporting entities (and/or their sponsors) such as RMI IX and RMC that are not subject to national securities exchange rules or other guidance.

RMC enhanced its organizational effectiveness and oversight of its financial reporting processes by engaging – on an ongoing basis - external (i.e. independent) legal and accounting firms with the appropriate financial, securities and/or regulatory expertise and experience to assist the Board of Directors and management in meeting their oversight and performance duties. These firms include the San Francisco office of an international law firm for SEC filings matters and a second law firm recognized as expert in FINRA and state-securities law and regulation for securities and corporate governance matters; two CPA firms headquartered in California for assistance with implementation of the MS Dynamics software and completion of the 2017 COSO-2013 evaluation and testing; one of the CPA firms also for federal and California tax compliance; and a national advisory firm for assistance in the determination of the fair value of membership unit values and the fair values of the assets and liabilities held by RMC’s affiliated mortgage funds.

-	Information and Communication

At December 31, 2016, and for periods prior, access to RMC's then in place general ledger system did not require passwords with appropriate complexity. Further, during 2016 the President had administrator access to the general ledger as well as to RMC's loan servicing system. These weaknesses created a lack of segregation of duties and a risk of management override.

-

RMC undertook to upgrade its in place processing controls generally, but particularly in accounting/finance, to enhance its capabilities as to internal and external financial reporting, planning and analysis and to better its internal controls and data reliability and integrity. To assist (and in some cases to lead) these efforts, RMC engaged qualified professionals and firms experienced in the successful implementation and utilization of these technologies. These efforts culminated in the successful installation of and conversion to the Microsoft Dynamics general ledger and financial management software suite at the close of business on December 31, 2016, and became the system of record on January 1, 2017.

-

With the implementation of MS Dynamics, the deficiencies in control of administrative rights and password complexity were corrected. Additionally, the President’s (and all employees) access rights to the administrative controls of the general ledger (MS Dynamics) and the loan servicing system (TMO) has been assigned to the IT function which is outsourced to a third party information technology contractor.  No RMC employee has administrative rights to either TMO or MS Dynamics.

-

The analysis and testing of the application controls of the installed MS Dynamics software and the IT general controls were completed in the third quarter of 2017. Management concluded that the IT controls surrounding MS Dynamics software and the IT general control environment are designed properly and operating effectively.

-Risk Assessment, Monitoring and Control Activities

At December 31, 2016, RMC had not sufficiently documented that its management review controls over financial reporting are performed to a level of precision compliant with COSO 2013 requirements and had similarly not sufficiently documented the process by which variances from expectations are investigated and resolved. Further, the operating effectiveness in 2016 of the activity-level control surrounding quarter-end and year-end cutoff was determined to be not sufficient to ensure revenue and/or expenses were being recorded in the correct period.  Management to offset the shortcomings inherent in the general ledger system then in effect had implemented these management review process and controls as an offset to the system shortcomings.  It was known that those processes and controls would be re-engineered and re-documented within scope of the MS Dynamics software implementation as of January 1, 2017.

-

The documentation and analysis of the entity-level and significant process-level controls for internal control over financial reporting was completed in the third quarter of 2017. Certain key entity level controls have been identified and testing began with the quarter-ended June 30, 2017.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes or protect or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance.  As of September 30, 2017, the company was not involved in any legal proceedings other than those that would be considered part of the normal course of business.

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

Use of Proceeds from Registered Securities

On June 6, 2016, the company’s Registration Statement on Form S-11 filed with the SEC (SEC File No. 333-208315) to offer up to 120,000,000 units ($120,000,000) to the public and 20,000,000 units ($20,000,000) to its members pursuant to the DRIP became effective and is effective for up to three (3) years thereafter. The registration statement was amended on May 9, 2017. As of September 30, 2017, we had sold approximately 63,744,000 units – 39,407,000 units under our previous registration statements and 24,337,000 units under our 2016 registration statement, for gross proceeds from unit sales (including units issued under our distribution reinvestment plan) of approximately of $63,744,000 – $39,407,000 and $24,337,000, respectively.

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

The following summarizes gross proceeds from sales of units from inception (October 2009) through September 30, 2017.

Proceeds
From investors - admitted	$57,898,707
From members under our DRIP	5,649,645
From premiums paid by RMC(1)	195,724
Gross proceeds from unit sales	$63,744,076

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

Redemptions are made once a quarter, on the last business day of the quarter. Redemptions for the three months ended September 30, 2017 were $346,800. The unit redemption program is ongoing and available to members beginning one year after the purchase of the units.  The maximum number of units that may be redeemed in any year and the maximum amount of redemption available in any period to members are subject to certain limitations.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: November 13, 2017	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer)