Form 10-K
period 2017-12-31
Redwood Mortgage Investors IX
filed 2018-04-02
CIK 1448038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-55601

REDWOOD MORTGAGE INVESTORS IX, LLC

(Exact name of registrant as specified in its charter)

Delaware	26-3541068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

177 Bovet Road, Suite 520, San Mateo, CA	94402
(Address of principal executive offices)	(Zip Code)

(650) 365-5341

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Units of Limited Liability Company Interests

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

The registrant’s units of limited liability company interests are not publicly traded and therefore have no market value. The registrant is conducting an ongoing public offering of its units pursuant to a Registration Statement on Form S-11 (File No. 333-208315), which are being sold at $1.00 per unit. The registrant had 70,050,626 limited liability company interests outstanding as of February 28, 2018.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Index to Form 10-K

December 31, 2017

i

Forward-Looking Statements

Certain statements in this Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding the company’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods or by use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” “possible” or similar terms or variations on those terms or the negative of those terms. Forward-looking statements include statements regarding trends in the California real estate market, future interest rates and economic conditions and their effect on the company and its assets, estimates as to the allowance for loan losses, estimates of future redemptions of units, future funding of loans and possibly loan sales to third parties by the company, reductions in financial support by the manager, fluctuations in the distribution rate, and beliefs relating to how the company will be affected by current economic conditions and trends in the financial and credit markets. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following:

•	changes in economic conditions, interest rates, and/or changes in California real estate markets;
•	the impact of competition and competitive pricing for mortgage loans;
•	our ability to grow our mortgage lending business;
•	the manager’s ability to make and arrange for loans that fit our investment criteria;
•	the volume and timing of loan sales to third parties or if we are able to sell loans at all;
•	the concentration of credit risks to which we are exposed;
•	increases in payment delinquencies and defaults on our mortgage loans; and
•	changes in government regulation and legislative actions affecting our business.

All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Part I

Item 1 – Business

Redwood Mortgage Investors IX, LLC (we, RMI IX or the company) is a Delaware limited liability company formed in October 2008 to engage in business as a mortgage lender and investor by making and holding-for-investment loans secured by California real estate, primarily through first and second deeds of trust.

The ongoing sources of funds for loans are the proceeds (net of redemption of members’ capital) from

•	sale of members’ units (net of reimbursement to RMC of organization and offering expenses (O&O expenses)), including units sold by reinvestment of distributions;
•	loan payoffs;
•	borrowers’ monthly principal and interest payments; and
•	to a lesser degree and, if obtained, a line of credit.

Profits and losses are allocated among the members according to their respective capital accounts monthly after one percent (1%) of the profits and losses are allocated to the manager. The monthly results are subject to subsequent adjustment as a result of quarterly and year-end accounting and reporting. Investors should not expect the company to provide tax benefits of the type commonly associated with limited liability company tax shelter investments. Federal and state income taxes are the obligation of the members, if and when taxes apply, other than the annual California franchise tax and any California limited liability company cash receipts taxes paid by the company.

We are externally managed by Redwood Mortgage Corp. (or RMC or the manager). The manager is solely responsible for managing the business and affairs of the company, subject to the voting rights of the members on specified matters. The manager acting alone has the power and authority to act for and bind the company. RMC provides the personnel and services necessary for us to conduct our business as we have no employees of our own. The mortgage loans the company funds and/or invests in are arranged and generally are serviced by RMC. The manager is required to contribute to capital one tenth of one percent (0.1%) of the aggregate capital accounts of the members.

The rights, duties and powers of the members and manager of the company are governed by the company’s operating agreement, the Delaware Limited Liability Company Act and the California Revised Uniform Limited Liability Company Act. Members should refer to our operating agreement for complete disclosure of its provisions. Members representing a majority of the outstanding units may, without the concurrence of the manager, vote to:

•	dissolve the company;
•	amend the operating agreement, subject to certain limitations;
•	approve or disapprove the sale of all or substantially all of the assets of the company; or
•	remove or replace the manager.

Where there is only one manager, a majority in interest of the members is required to elect a new manager to continue the company business after a manager ceases to be a manager due to its withdrawal.

Distribution policy

Cash available for distribution at the end of each calendar month is allocated ninety-nine percent (99%) to the members and one percent (1%) to the manager. Cash available for distribution means cash flow from operations (excluding repayments for loan principal and other capital transaction proceeds) less amounts set aside for creation or restoration of reserves. The manager may withhold from cash available for distribution otherwise distributable to the members, with respect to any period, the respective amounts of organization and offering expenses allocated to the members for the applicable period pursuant to our reimbursement and allocation of organization and offering expenses policy. Per the terms of the company’s operating agreement, cash available for distribution allocated to the members is allocated among the members in proportion to their percentage interests (except with respect to differences in the amounts of organization and offering expenses allocated to the respective members during the applicable period) and in proportion to the number of days during the applicable month that they owned such percentage interests.

Cash available for distributions allocable to members, other than those participating in the distribution reinvestment plan (DRIP) and the manager, is distributed at the end of each calendar month. Cash available for distribution allocable to members who participate in the DRIP is used to purchase additional units at the end of each calendar month. The manager’s allocable share of cash available for distribution is also distributed not more frequently than with cash distributions to members.

To determine the amount of cash to be distributed in any specific month, we rely in part on our annual forecast of profits, which takes into account the difference between the forecasted and actual results in the prior year, the requirement to maintain a cash reserve, and in periods through March 31, 2018, financial support from RMC. Going forward, this support will be reduced and RMC expects support will ultimately cease, as discussed below.

Commencing with the March 2018 distribution, we will reduce the net distribution rate to 6.0% from the previous 6.5% net distribution rate.  Commencing in April 2018, RMC will no longer pay for our direct expenses, and intends, by the fourth quarter of 2018, to begin reducing fee waivers and commence collecting reimbursable expenses, so that by July 2019 we will be paying RMC the fees it is entitled to under the operating agreement and reimbursing RMC for expenses attributable to us.  The distribution rate could decrease once RMC decreases and ultimately ceases providing financial support.  See Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Performance Overview.”

Distribution reinvestment plan

The DRIP provision of the operating agreement permits members to elect to have all or a portion of their monthly distributions reinvested in additional units. Members may withdraw from the DRIP with written notice.

Liquidity and unit redemption program

Because there are substantial restrictions on transferability of units, there is no established public trading and/or secondary market for the units and none is expected to develop. In order to provide liquidity to members, our operating agreement includes a unit redemption program, whereby beginning one year from the date of purchase of the units, a member may redeem all or part of their units, subject to certain limitations.

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

We redeem units quarterly, subject to certain limitations as provided for in the operating agreement. The number of units that may be redeemed per quarter per individual member is subject to a maximum of the greater of 100,000 units or 25% of the member’s units outstanding. For redemption requests requiring more than one quarter to fully redeem, the percentage discount amount that, if any, applies when the redemption payments begin continues to apply throughout the redemption period and applies to all units covered by such redemption request regardless of when the final redemption payment is made.

We have not established a cash reserve from which to fund redemptions. Our capacity to redeem units upon request is limited by the availability of cash and the company’s cash flow. We will not, in any calendar year, redeem more than five percent (5%) of the weighted average number of units outstanding during the twelve-month period immediately prior to the date of the redemption.

Lending and investment guidelines, objectives and criteria

Our loans generally have shorter maturity terms than typical mortgages. In the event a borrower is unable to repay in full the principal owing on the loan at maturity, we may consider extending the term through a loan modification or may foreclose and take back the property for sale.

Generally, interest rates on our mortgage loans are not affected directly by market movements in interest rates. If, as expected, we continue to make and invest in fixed rate loans primarily, and interest rates were to rise, a possible result would be lower prepayments of the company’s loans. This increase in the duration of time loans are on the books may reduce overall liquidity, which itself may reduce our investment into new loans at higher interest rates. Conversely, if interest rates were to decline, we could see a significant increase in borrower prepayments. If we then invest in new loans at lower rates of interest, a lower yield to members may possibly result.

Our primary investment objectives are to:

•	yield a favorable rate of return from our business of making and/or investing in loans;
•

preserve and protect our capital by making and/or investing in loans secured by California real estate, preferably income-producing properties geographically situated in the San Francisco Bay Area and the coastal metropolitan regions of Southern California; and

•	generate and distribute cash flow from these mortgage lending and investing activities.

Loans are arranged and generally are serviced by RMC. We generally funds loans at fixed interest rates that provide for:

•	monthly payments of either (i) interest only with a balloon payment at maturity or (ii) principal and interest based on a 30-year amortization schedule with a balloon payment at maturity; and
•	having maturities of 5 years or less.

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

Regulations

We are engaged in business as a mortgage lender and investor by making and holding-for-investment loans secured by California real estate, primarily through first and second deeds of trust.  We and RMC, which arranges and generally services our loans, are heavily regulated by laws governing lending practices at the federal, state and local levels. In addition, proposals for further regulation of the financial services industry continually are being introduced. The laws and regulations to which we and RMC are subject include rules and restrictions pertaining to:

•	the conduct of a mortgage lending business by a licensed California real estate broker under state and federal law;
•	real estate settlement procedures;
•	fair lending;
•	truth in lending;
•	federal and state loan disclosure requirements;
•	the establishment of maximum interest rates, finance charges and other charges;
•	loan-servicing procedures;
•	secured transactions and foreclosure proceedings;
•	privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers; and
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

This federal law enacted in 1975 provides for public access to information on a lender’s loan activity. It requires lenders to report to their federal regulator certain information about mortgage loan applications it receives, such as the race and gender of its customers, the disposition of the mortgage application, income of the borrowers and interest rate (i.e., APR) information. Amendments to HMDA became effective on January 1, 2018. Under the amended regulation lenders will be required to report 40 additional data points on their loan applications, including borrower age and credit data, lender fees, debt-to-income ratios and loan-to-value ratios.

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

Because our offering of units has been registered under the Securities Act and we have registered the units pursuant to Section 12(g) of the Exchange Act, we are a public reporting company. As a public reporting company, we are required to file annual, quarterly and other periodic reports with the SEC and comply with applicable provisions of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the related rules and regulations promulgated by the SEC. However, as discussed in Item 9.A. of this report, the company is externally managed by RMC and many of the requirements of Sarbanes-Oxley are not directly applicable to us since we do not have a board of directors, including an independent board member. The registration of our units pursuant to Section 12(g) of the Exchange Act, along with the satisfaction of certain other requirements under the Employee Retirement Income Security Act of 1974 (“ERISA”), enables the units to qualify as “publicly-offered securities” for purposes of ERISA and regulations issued thereunder. See Section 9.A. of this report.

•	Sarbanes-Oxley Act of 2002

RMC, as our manager, is responsible for establishing and maintaining adequate internal control over financial reporting with respect to us as required by Section 404 of Sarbanes-Oxley and rules and regulations of the SEC thereunder. RMC is required to review and evaluate on an annual basis our internal control over financial reporting, and on a quarterly basis, to evaluate changes in our internal control over financial reporting.

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

Item 1A – Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered, in addition to the other information presented elsewhere in this report, in evaluating us and our business. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also adversely affect our business operations. If any of the following risks or additional risks and uncertainties actually occur, our business, operating results, and financial condition could be adversely affected.

INVESTMENT RISKS

Our units are not listed on an exchange or quoted through a quotation system, and will not be for the foreseeable future, if ever. Therefore, it is unlikely that investors will be able to sell them.

Our units are not listed on an exchange or quoted through a quotation system, and there is no secondary market nor do we expect that any will develop in the foreseeable future. Investors will have limited ability to sell their units. Therefore, an investment in our units is not suitable for investors who expect to require short-term liquidity from their investments.

There are substantial restrictions on the transferability of units.

Units are not freely transferable, and they may not be acceptable by a lender as security for borrowing. Our operating agreement also imposes substantial restrictions upon your ability to transfer units (See “SUMMARY OF NINTH AMENDED AND RESTATED LIMITED LIABILITY COMPANY OPERATING AGREEMENT”). In addition, the transfer of units will generally require the consent of the California Commissioner of Business Oversight, except as permitted in the Commissioner’s rules.

You are limited in your ability to have your units redeemed under our unit redemption program.

Our unit redemption program contains significant restrictions and limitations that limit your ability to redeem your units. Therefore, in making a decision to purchase units, you should not assume that you will be able to sell any of your units back to us pursuant to our redemption program. Our operating agreement makes no provision for members to withdraw from the company or to obtain the return on their capital accounts for a one-year period from the date of the purchase of units. In addition, the number of units you may redeem per quarter is subject to a maximum of the greater of 100,000 units or 25% of your units outstanding. Also, we will not, in any calendar year, redeem from all of our members a total of more than 5% (or in any calendar quarter, redeem more than 1.25%) of the weighted average number of all units outstanding during the 12-month period immediately prior to the date of the redemption.

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

There is no assurance you will receive cash distributions.

Although our manager has provided significant financial support as discussed below in “– We may need to defer or reduce distributions,” our manager will be paid and reimbursed by us for certain services performed for us and expenses paid on our behalf. We will bear all other expenses incurred in our operations. All of these fees and expenses are deducted from cash funds generated by our operations prior to computing the amount that is available for distribution to you. In this regard, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Performance overview” for a discussion of:

•the financial support that has been provided by our manager in 2016 and 2017;

•our manager’s plan to reduce and ultimately cease financial support and waiving fees in any form by July 2019; and

•reduction in the distribution rate from 6.5% to 6% in March and as discussed below in “We may need to defer or reduce distributions”.

Also, our manager, in its discretion, may retain a portion of cash funds generated from operations for working capital purposes. Thus, there is no assurance as to when or whether cash will be available for distributions to you.

We may need to defer or reduce distributions.

In the event we do not have enough cash flow from operating activities to fund our distributions, we may need to defer or reduce distributions. For example, our manager has provided significant financial support that improved net income, and the return to investors. Since our inception the manager, at its sole discretion, has:

•waived fees;

•elected not to request reimbursement for certain operating expenses; and

•absorbed professional fees.

If our manager had not taken this action, then we would not have had enough cash flow from operating activities to fund our distributions at past levels. Our manager has indicated it will begin to reduce its support to us beginning in April 2018 and intends to cease providing support by July 2019. Depending on our future cash flow from operating activities, we may be required to reduce our distributions as the manager’s support is reduced. In this regard, it is unlikely that we could maintain the existing distribution level through our investment activity, not including loans sales, alone because of the increased competition in mortgage loans as discussed in “—Increased competition and new entrants in the market for mortgage loan originations could adversely impact our ability to originate and acquire real estate-related loans at attractive risk-adjusted returns.” Thus, if prospective loan sales do not materialize the distribution rate will decrease.

You will have no control over our operations, including the loans we make or sell; you must rely on the judgment of our manager in making loans.

You have no right or power to take part in our management. All decisions with respect to our management will be made exclusively by our manager. Our success will, to a large extent, depend on the judgment of our manager as it relates to lending decisions and sales of loans to third parties, if any. You should carefully evaluate our manager’s capabilities to perform such functions.

Our manager has broad discretion to implement our investment objectives and can change investment strategies without member consent.

Our operating agreement contains investment objectives, but our manager has broad discretion to implement those objectives. A change in our investment strategy may, among other things, increase our exposure to real estate market fluctuations, default risk and interest rate risk, all of which could materially affect our results of operations and financial condition.

Our manager has various conflicts of interest.

We are managed by our manager who has various conflicts of interest in connection with its management of us, including but not limited to the following:

•Our manager has legal and financial obligations with respect to other entities that are similar to its obligations to us.

•Our manager has to allocate its time between us and other activities, including other entities with which it is involved.

•The fees of our manager are not determined based on arm’s-length negotiations.

•The same legal counsel currently represents us and the manager.

•Our manager has the right to conduct other business and to compete with our business.

•Our manager is responsible for originating or arranging substantially all of the loans invested by us and can place loans in our portfolio or other funds that are also managed by our manager. Loan brokerage commissions on loans originated by our manager for our portfolio are retained by our manager.

•In the event our manager defaults on the repayment of the formation loan, a conflict of interest would arise on the manager’s part in connection with the enforcement of the formation loan  and continued payment of other fees and compensation to our manager, including, but not limited to, the loan servicing fees, loan administrative fees and asset management fees, while such default is continuing. See “CONFLICTS OF INTEREST”.

We have no independent board, committees or any audit or compensation committees to provide certain governance oversight.

As is customary for a limited liability company, we do not have a board of directors or any independent directors. In addition, we are not subject to certain of the corporate governance rules under the federal securities laws or under rules established by the national securities exchanges because our units are not registered for trading under the Exchange Act of 1934, as amended. Among other things, these rules relate to:

•independent director standards;

•audit and compensation committees standards; and

•the use of an audit committee financial expert.

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

We established the $1 per unit offering price on an arbitrary basis.

We arbitrarily determined the $1 per unit selling price for the offering of units we are currently conducting as well as the $1 per unit price for reinvestment of distributions. Such price also is not necessarily the amount you may receive pursuant to your limited right to redeem units, subject to certain requirements. The amount that a redeeming member will receive is the lesser of the purchase price for the redeemed units or the redeeming member’s capital account balance as of the date of each redemption payment. The fair market value of your interest in the company will be irrelevant in determining amounts to be paid upon redemption.

Our manager may purchase units which generally will give our manager the same rights as members.

Our manager, in its discretion, may purchase units for its own account. Upon any such purchases of units, our manager will have the same rights as other members in respect of the units owned by them, including the right to vote on matters that are subject to the vote of members, subject to certain exceptions.

Your interest in us will be diluted if we issue additional units, which could reduce the value of your investment in us.

Our investors do not have any preemptive rights to any units we issue in the future. Pursuant to our operating agreement, we may issue additional units in the future without your consent or the consent of any other members. To the extent we issue additional equity interests after an investor purchases our units, an investor’s percentage ownership interest in us will be diluted. In addition, depending on the terms and pricing of any additional offerings and the value of our investments, an investor may also experience dilution in the book value of his or her units.

Our interests in our properties may not be insured against certain kinds of losses.

We will require comprehensive insurance, including fire and extended coverage, which is customarily obtained for or by a lender, on properties in which we acquire a security interest. Generally, such insurance will be obtained by and at the cost of the borrower. However, there are certain types of losses (generally of a catastrophic nature, such as civil disturbances or terrorism and acts of God such as earthquakes, floods and land or mud slides) which are either uninsurable or not economically insurable. Should such a disaster occur to, or cause the full or partial destruction of, any property serving as collateral for a loan, we could lose both our invested capital and anticipated profits from such investment. In addition, on certain real estate owned by us as a result of foreclosure, we may require homeowner’s liability insurance. However, insurance may not be available on such real estate owned for the following:

•theft;

•terrorism;

•vandalism;

•land or mud slides;

•hazardous substances; or earthquakes.

Thus, losses from such events would adversely affect our profitability.

Downturns in the economy and real estate market in the San Francisco Bay Area and the coastal metropolitan regions of Southern California or on a regional or national scale or changing conditions affecting the mortgage lending business could adversely affect our business.

We expect that most of our loans will be secured by properties located in nine counties that comprise the San Francisco Bay Area (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, Marin, Napa, Solano and Sonoma) and the coastal metropolitan regions of Southern California (Los Angeles, Orange, Ventura, and San Diego counties). Our anticipated concentration of loans in the San Francisco Bay Area and the coastal metropolitan regions of Southern California exposes us to greater risk of loss if the economy in the San Francisco Bay Area or the coastal metropolitan regions of Southern California weakens than would be the case if our loans were spread throughout California or the U.S. The San Francisco Bay Area or the coastal metropolitan regions of Southern California economy and/or real estate market conditions could be weakened by:

•an extended economic slowdown or recession in the area;

•overbuilding of commercial and residential properties;

•relocation of businesses outside of the area due to economic factors such as high cost of living and of doing business within the region;

•increased interest rates, thereby weakening the general real estate market’ and

•reductions in the availability of credit.

Increased risk of default and expected cash returns from mortgage lending can be disrupted by events and/or conditions such as:

•changes in national, regional or local economic, demographic or real estate market conditions;

•changes in supply of, or demand for, similar properties in an area;

•increased competition for real estate assets targeted by our investment strategy;

•bankruptcies, financial difficulties or lease defaults by property owners and tenants;

•changes in interest rates and availability of financing; and

•changes in government rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws.

These types of events are difficult to predict and can occur unexpectedly. If the economy were to weaken, it is possible that there would be more property available for sale, values would fall and lending opportunities would decrease. In addition, a weak economy and increased unemployment could adversely affect borrowers, resulting in an increase in the number of loans in default.

Should a significant economic deterioration occur in the San Francisco Bay Area or the coastal metropolitan regions of southern California, or on a more wide scale basis, regionally or nationally, we could suffer increases in loan delinquencies and declines in cash flows as was experienced by mortgage lenders in general during the period of financial crisis which began in 2009.

You will be bound by the actions taken by the majority voting power.

Subject to certain limitations, members holding a majority of units may vote to, among other things:

•dissolve and terminate the company;

•amend the operating agreement, subject to certain limitations;

•approve or disapprove the sale of all or substantially all of our assets; and

•remove or replace our manager or elect additional or new managers.

If you do not vote with the majority in interest of the other members, you nonetheless will be bound by the majority vote.

If payments are not made on the formation loan under certain circumstances, such as our manager’s removal, it may reduce your rate of return or affect our access to capital to fund new loans.

We have and will continue to advance to our manager funds in an amount equal to the sales commissions for our units and premiums paid to investors in connection with unsolicited sales of our units. The principal balance of the formation loan will increase as additional sales of units are made. The formation loan is an unsecured loan that will not bear interest and will be repaid in annual installments.

A portion of the amount we receive from redeeming members as early redemption penalties may first be applied to reduce the principal balance of the formation loan. This will have the effect of reducing the amount owed by our manager to us. If our manager is removed as a manager by the vote of a majority in interest of the members and a successor or additional manager, who is elected without the concurrence of the manager, begins using any other loan brokerage firm for the placement of loans or loan servicing, our manager will be immediately released from any further payment obligation under the formation loan. If the manager is removed, no other manager is elected, the company is liquidated or our manager is no longer receiving payments for services rendered, we will forgive the debt on the formation loan and our manager will be immediately released from any further obligations under the formation loan.

In addition, if we and our manager agree to suspend formation loan payments for a period of time, then as a result of such suspended payments we would have less capital to invest in loans during that period, which could adversely affect our profitability. See “CONFLICTS OF INTEREST.”

Upon liquidation, you may experience delays in receiving distributions, you may not be able to fully recover your investment or you may not receive any distributions.

Under our operating agreement, we will continue to operate until October 8, 2028, unless our term is extended by the vote of a majority in interest of the members. We do not currently intend to cease operations prior to the end of our term. We could be dissolved and terminated earlier by operation of law or upon the occurrence of various events described in our operating agreement. Upon our dissolution, our manager will seek to promptly liquidate our assets for the best price reasonably obtainable, to use any proceeds to satisfy our debts and to distribute any remaining proceeds to our members and manager in accordance with the terms of our operating agreement. Accordingly, your ability to recover all or any portion of your investment under such circumstances will depend on the amount of funds so realized and claims to be satisfied from those proceeds. Our manager may not be successful in liquidating us regardless of whether it occurs on our anticipated termination date or on an earlier dissolution date. Delays in liquidation could arise due to market conditions and other factors beyond the control of our manager. In the event we are unable to liquidate on or prior to the end of our anticipated term and depending on the amount of liquidation proceeds the manager is able to obtain, you and other members may not receive distributions of remaining proceeds, if any, in a timely manner or at all.

We cannot precisely determine compensation to be paid to our manager that may not be commensurate with your rate of return.

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

Payment of fees to our manager will reduce cash available for investment and distribution.

Our manager performs services for us in connection with the offer and sale of units, the selection and acquisition of our investments and the administration of our investments. It is paid substantial fees for these services, which will reduce the amount of cash available for investment in loans or distribution to members.

We cannot predict the amounts of compensation to be paid to the manager.

Because the fees that we pay to the manager are based in part on the level of our business activity and whether the manager decides to waive part or all of the fees owed to it, it is not possible to predict the amounts of compensation that we will be required to pay the manager. In addition, because key employees of the manager are given broad discretion to determine when to consummate a transaction, we will rely on these key persons to dictate the level of our business activity. Fees paid to the manager reduce funds available for payment of distributions.

Insufficient working capital reserves may require borrowings or liquidating our loans which, if not possible, may adversely affect us.

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

We may be required to forego more favorable investments to avoid regulation under the Investment Company Act of 1940.

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

Conflicts or limitations may arise as a result of our manager’s legal and financial obligations to itself and other mortgage programs.

Our manager and its affiliates are currently involved with one active mortgage program with investment objectives similar to ours. Our manager may also organize other mortgage programs in the future with investment objectives similar to ours. Our manager has legal and financial obligations with respect to the other mortgage program that are similar to its obligations with respect to us. These obligations may at times conflict or require our manager to limit the resources allocated to us and the other program.

Conflicts may arise regarding the financial condition of our manager.

Our manager must maintain a healthy financial condition for the success of our business. This may require our manager to make decisions regarding investments and other aspects of our business to allow it to collect fees and expense reimbursements, which actions could negatively affect our profitability. The manager must be able to maintain a healthy financial condition so that it:

•can repay the formation loan;

•keep its key employees as discussed in “– If Our Manager Loses or is Unable to Maintain Key Personnel, Our Ability to Implement Our Strategic Plans Could be Impaired”; and

•receives cash flow so that cash flow exceeds the carrying value of its intangible assets on its balance sheet.

Conflicts may arise from our manager’s allocation of time between us and others and loan brokerage services.

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

Conflicts may arise if we participate in loans with other programs organized by our manager.

In certain limited circumstances and subject to compliance with applicable regulations or guidelines, we may participate in loans or joint ventures with other programs organized by our manager, where we purchase a direct or indirect partial  interest in a loan. Our portion of the total loan may be smaller or greater than the portion of the loan made by the other programs. You should be aware that participating in loans or joint ventures with other programs organized by our manager could result in a conflict of interest between us and our manager as well as between us and such other programs, in the event that the borrower defaults on the loan and our manager protects the interests of other programs, which it has organized, in the loan and in the underlying security.

Conflicts may arise if we participate in loans with other unaffiliated lenders.

We may participate in loans with other unaffiliated lenders, where we purchase a fractional undivided interest or other direct participation in a loan. Our portion of the total loan may be smaller or greater than the portion of the loan made by the other lender(s). Such investments may involve risks not otherwise present with other methods of investment, such as reliance on underwriting, due diligence and/or document preparation conducted primarily by a co-lender, which could subject us to liabilities and thus reduce our returns on our investment. In addition, disagreements or disputes between us and our co-lender(s) regarding certain major decisions, such as loan workouts, foreclosure, protective advances or the sale of the property, could result in litigation and/or a loss of control over the management of the investment.

The amount of loan brokerage commissions and other compensation of our manager may adversely affect the rate of return to you.

None of the compensation payable to our manager was determined by arm’s-length negotiations. We anticipate that the loan brokerage commissions charged to borrowers by our manager will average approximately 2% to 5% of the principal amount of each loan, but may be higher or lower depending upon market conditions. Any increase in the loan brokerage commission charged on loans may have a direct, adverse effect on the interest rates we charge on loans and thus the overall rate of return to you. This conflict of interest will exist in connection with every loan transaction and all compensation paid to our manager, and you must rely upon our manager to protect your interests.

If our manager loses or is unable to maintain key personnel, our ability to implement our strategic plans could be impaired.

We depend on the diligence, experience and skills of certain executive officers and other key personnel of our manager for the selection, acquisition, structuring and monitoring of our lending and investment activities. These individuals are not bound by employment agreements with the manager or with us. If any of our manager’s key personnel were to cease their employment with the manager or its affiliates, our operating results could suffer. We also believe that our future success depends, in large part, upon the ability of our manager or its affiliates to hire and retain highly skilled managerial, operational and marketing personnel. We cannot assure you that it will be successful in attracting and retaining such personnel. The loss of key personnel and the inability of our manager to hire any key person could harm our business, financial condition, cash flow and results of operations.

We do not intend to provide key-person insurance for our manager’s key personnel. Notwithstanding, we do not expect that its key personnel will cease their employment during the offering period.

Certain officers and other key personnel of our manager will face competing demands relating to their time and this may cause our operations and our investors’ investments to suffer.

We will rely on certain executive officers and key personnel of our manager to provide services to us for the day-to-day operation of our business. As a result of their interests in other programs, their obligations to other investors and the fact that they engage in and will continue to engage in other business activities on behalf of themselves and others, these executive officers and key personnel face conflicts of interest in allocating their time between us and other programs sponsored by our manager and other business activities in which they are involved. Should our manager devote insufficient time or resources to our business, our returns on our direct or indirect investments, and the value of our units, may decline.

We will rely on independent broker-dealers to sell units in the offering in order to raise sufficient funds to enable us to successfully grow our business.

We are offering the units through selected broker-dealers who are not affiliated with our manager and are members of FINRA.  Because we do not have a captive or affiliated broker-dealer that will be exclusively or primarily focused on selling our units, our ability to successfully complete the offering will depend, in large part, on our ability to develop and maintain relationships with a sufficient number of unaffiliated participating broker-dealers. In addition, the offering is being made on a “best efforts” basis, which means the broker-dealers participating in the offering are only required to use their best efforts to sell our units and have no firm commitment or obligation to purchase any of the units. These broker-dealers are engaged in the sale of various securities and investment products beyond those offered by us, including those of competing mortgage programs. In the event we are unable to enter into selling agreements with a sufficient number of qualified participating broker-dealers, or if those participating broker-dealers engaged by us fail to devote sufficient time and attention to the marketing of our units, we may be unable to raise a sufficient amount of funds in the offering as may be necessary to enable us to grow our business. In such event, the likelihood of our profitability being affected by the performance of any one of our investments may increase. In addition, our fixed operating expenses as a percentage of gross income would be higher, and the amount of distributions could be adversely affected.

We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

Our business is dependent on third party communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. There could be:

•sudden electrical or telecommunications outages;

•natural disasters such as earthquakes, tornadoes and hurricanes;

•disease pandemics;

•events arising from local or larger scale political or social matters, including terrorist acts; and

•cyber attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the value of our units and our ability to pay distributions.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include:

•disrupted operations;

•misstated or unreliable financial data;

•liability for stolen assets or information;

•increased cybersecurity protection and insurance costs;

•litigation; and

•damage to our investor relationships.

As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. Third parties with which we do business (including those that provide services to us) also may be targets of cyber-attacks or sources of other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information and assets, as well as certain investor, counterparty, employee and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Privacy and information security laws and regulation changes, and compliance with those changes, may also result in cost increases due to system changes and the development of new administrative processes.

Our processes and controls to mitigate cyber security risks may not be efficient in preventing a cyber incident.

We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that our financial results, operations, business relationships or confidential information will not be negatively impacted by such an incident.

As a public company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations have and will involve significant expenditures.

As a public company, we are subject to regulations not applicable to private companies, including provisions of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC. Our management will be required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis, to evaluate and disclose changes in our internal control over financial reporting. In the past, we have identified material weaknesses in our internal control over financial reporting, and while we remediated those material weaknesses as of September 30, 2017, we may be unable in future periods to maintain an effective system of internal controls and maintain compliance with the Sarbanes-Oxley Act and related rules.

If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or to assert that our internal controls over financial reporting is effective investors may lose confidence in the accuracy and completeness of our financial reports, and we could become subject to investigations by the SEC, or other regulatory authorities, which could require additional financial and management resources.

In addition, we have incurred significant expenses to comply with the Sarbanes-Oxley Act and other regulations and may be required to spend significant amounts in the future to remain in compliance. Such expenditures may reduce amounts available for distribution and may have a material adverse effect on our financial condition and results of operations.

We cannot predict far-reaching consequences and market distortions that may stem from governmental intervention in the economic and financial system or from regulatory reform of the oversight of financial markets.

In July 2010, the U.S. Congress enacted the Dodd-Frank Act, in part to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets. For instance, the Dodd-Frank Act has imposed significant restrictions on the proprietary trading activities of certain banking entities and subject other systemically significant organizations regulated by the U.S. Federal Reserve to increase capital requirements and quantitative limits for engaging in such activities. The Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the mortgage backed securities, or MBS, market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. The Dodd-Frank Act also imposes significant regulatory restrictions on the origination and securitization of commercial mortgage loans. Also, the significant changes to Regulation FB could lead to sweeping changes to commercial and residential mortgage loan securitization markets as well as to the market for the re-securitization of MBS. The Dodd-Frank Act also created a new regulator, the Consumer Financial Protection Bureau, or the CFPB, which oversees many of the core laws which regulate the mortgage industry, including the Real Estate Settlement Procedures Act and the Truth in Lending Act. While the full impact of the Dodd-Frank Act and the role of the CFPB cannot be assessed until all implementing regulations are released, the Dodd-Frank Act’s extensive requirements may have a significant effect on the financial markets, and may affect the availability or terms of our targeted loans, which may have an adverse effect on our financial condition and results of operations.

From time to time, there may be other governmental intervention in the economic and financial system or regulatory reform measures relating to the oversight of financial markets and other laws that may be enacted which could have an adverse impact on our financial condition and results of operations.

Accounting rules for certain of our transactions are highly complex and involve significant judgment and assumptions, and changes in such rules, accounting interpretations or our assumptions could adversely impact our ability to timely and accurately prepare our consolidated financial statements.

We are subject to Financial Accounting Standards Board, or FASB, interpretations that can result in significant accounting changes that could have a material and adverse impact on our results of operations and financial condition. Accounting rules for financial instruments, including the origination, acquisition and sales of mortgage loans, and other aspects of our operations are highly complex and involve significant judgment and assumptions. For example, our estimates and judgments are based on a number of factors, including projected cash flows from the collateral securing our loans, the likelihood of repayment in full at the maturity of a loan, potential for a loan refinancing opportunity in the future and expected market discount rates for varying property types. These complexities could lead to a delay in the preparation of financial information and the delivery of this information to our members.

Changes in accounting rules, interpretations or our assumptions could also undermine our ability to prepare timely and accurate financial statements, which could result in a lack of investor confidence in our financial information and could materially and adversely affect our offering of units.

MORTGAGE LENDING AND REAL ESTATE RISKS

A weak economy or real estate market could adversely affect us and your rate of return.

Our manager receives referrals from a variety of sources but will only originate or arrange loans that satisfy our investment criteria. The ability to find suitable loans is more difficult when the economy is weaker and there is less activity in the real estate market. For example, in the past the residential and commercial real estate markets experienced a significant downturn in investment and purchase activity in the market and less demand for mortgage loans. From time to time a similar decline in demand for loans may occur, and we may be unable to find a sufficient number of suitable loans, which could leave us with excess cash. In such event, we will make short-term, interim investments in government obligations, certificates of deposit, money market or other liquid-asset accounts, with the offering proceeds pending investment in suitable loans. Interest returns on these investments are usually lower than on mortgage loans, which would reduce our profits and return to members.

Concerns over U.S. fiscal policy could have a material adverse effect on our business, financial condition and results of operations.

In prior years, financial markets were affected by significant uncertainty relating to the stability of U.S. fiscal and budgetary policy. Any continuing uncertainty, together with the continuing U.S. debt and budget deficit concerns, could contribute to a U.S. economic slowdown. The impact of U.S. fiscal uncertainty is inherently unpredictable and could adversely affect U.S. and global financial markets and economic conditions. These developments could cause interest rates and borrowing costs to rise. Reversion to adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Changing market conditions may make it more difficult for us to analyze potential loans and our loan portfolio.

Our success depends, in part, on our ability to effectively analyze origination opportunities in order to assess the level of risk-adjusted returns that we should expect from any particular loan. To the extent that we use historical assumptions that are inappropriate under current market conditions, we may make a loan that we otherwise might not originate, which could have a material and adverse effect on our results of operations and or ability to make distributions.

If borrowers default, and/or economic circumstances increase defaults, we may have to foreclose on the underlying property. Foreclosure proceedings and other matters may slow our collection efforts and delay ultimate satisfaction of the loan.

We are engaged in the business of lending and, as such, we are subject to the risk that borrowers may be unable to repay the loans we have made to them in accordance with the terms of the loan agreement. Residential mortgage loans are secured by single-family residential property and are subject to risks of delinquency, foreclosure and loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, natural disasters, terrorism, social unrest and civil disturbances, may impair borrowers’ abilities to repay their loans. Our loans are not insured by the Federal Housing Administration or guaranteed by the Veterans Administration or otherwise guaranteed or insured by a government agency. Our loans require monthly interest-only payments or monthly payments of interest and principal. This means:

•Some loans are structured to provide for relatively small monthly payments, typically interest-only, with a large “balloon” payment of principal due at the end of the term. These borrowers may be unable to repay such loans at maturity out of their own funds and may be compelled to refinance or sell their property.

•Defaults and foreclosures may increase if the economy weakens or if interest rates increase, which may make it more difficult for borrowers to refinance their loans at maturity or sell their property.

•If a borrower is unable to repay the loan and defaults, we may be forced to acquire the property at a foreclosure sale. If we cannot quickly sell or refinance such property, and the property does not produce income in excess of expenses, our profitability will be adversely affected.

•Recently enacted consumer protection laws, both Federal and in California, impose additional notice and disclosure requirements on lenders which may slow or limit a lender’s ability to exercise remedies against residential real property collateral (principally 1-4 units), including rights to sell the property in a foreclosure sale and certain rights of tenants residing in the properties. Additional federal and state legislation may be proposed in the future which, if enacted, may further limit a lender’s ability to exercise remedies against residential real property collateral following a borrower’s default in the performance of its loan obligations.

In addition, any litigation instituted by a defaulting borrower or the operation of the federal bankruptcy laws may have the effect of delaying enforcement of the lien on a defaulted loan and may in certain circumstances reduce the amount realizable from the sale of a foreclosed property. A “lien” is a charge against the property of which the holder may cause the property to be sold and use the proceeds in satisfaction of the lien. In the event our right to foreclose is contested, the legal proceedings necessary to resolve the issue can be time-consuming. A judicial foreclosure may be subject to most of the delays and expenses of other litigation, sometimes requiring up to several years to complete. If we acquire a property from a borrower, then there are many factors that are beyond our control that affect the real estate market and could affect our ability to sell properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties at the time and on the terms we want could reduce our cash flow and limit our ability to make distributions and could reduce the value of our units.

Our entry into workout agreements with delinquent borrowers could lead to a loss of revenue.

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

We rely on appraisals to determine the fair market value (FMV) of the underlying property securing our loans. These appraisals may be inaccurate or not reflect subsequent events affecting FMV which could increase our risk of loss.

We will rely on appraisals prepared by unrelated third parties to determine the fair market value of real property used to secure our loans. We rely on such appraisals for, among other matters, determining our loan-to-value ratio (“LTV”). In the case of a loan made in connection with a pending property purchase, an appraisal may, for various reasons, reflect a higher or lower value than the purchase amount; we may nevertheless base our LTV on the appraised value, rather than on such purchase amount. We cannot guarantee that such appraisals will, in any or all cases, be accurate or that the appraisals will reflect the actual amount buyers will pay for the property. If an appraisal is not accurate, our loan may not be as secure as we anticipated. In the event of foreclosure, we may not be able to recover our entire investment. Additionally, since an appraisal fixes the value of real property at a given point in time, subsequent events could adversely affect the value of the real property used to secure a loan. For example, if the value of the property declines to a value below the amount of the loan, the loan could become under-collateralized. This would result in a risk of loss for us if the borrower defaults on the loan.

Our emphasis on the collateral value of the real estate securing our loans may result in increased delinquencies.

Our focus on asset-based lending may result in increased borrower delinquencies as compared to other lenders who place greater emphasis on other underwriting factors. For loans secured by real property other than owner-occupied personal residences, our lending decision is based primarily on a determination that the value of the real property is sufficient, in and of itself, as a source of repayment. Other considerations such as the cash flow and the income generated by the real property that is to secure the loan and the general creditworthiness, experience and reputation of the borrower are secondary considerations. Accordingly, loans may be made to borrowers who are in default under other of their obligations (e.g., to consolidate their debts) or who do not have sources of income that would be sufficient to qualify for loans from other lenders such as banks or savings and loan associations. There is a greater risk that such borrowers will default under loans we make to them. For any loan, the amount of the loan combined with the outstanding debt and claims secured by a senior deed of trust on the real property generally will not exceed a specified percentage of the appraised value of the property as determined by an independent written appraisal at the time the loan is made. The LTV generally will not exceed 80% for residential properties (including multi-family), 75% for commercial properties, and 50% for land. The excess of the value of the collateral securing the loan over our debt and any senior debt owing on the property is the “protective equity.” Significant declines in real estate values may reduce the protective equity provided by the collateral securing our outstanding loans and were we to foreclose on loans with respect to properties that have declined in value, we may ultimately recover less than the amount of such loans.

Increased competition and new entrants in the market for mortgage loan originations could adversely impact our ability to originate and acquire real estate-related loans at attractive risk-adjusted returns.

New entrants in our target markets for mortgage loan originations could adversely impact our ability to execute our investment strategy on terms favorable to us. In originating our loans, we may compete with REITs, numerous regional and community banks, specialty finance companies, savings and loan associations, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders and other entities, and we expect that others may be organized in the future. The effect of the existence of other institutions may be an increase in competition for the available supply of loans suitable for investment by us, which may cause us to reduce the interest rate that can be charged on our loans. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of real estate-related loans and establish more relationships than us. We cannot assure you that the competitive pressures we may face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable loans may be limited in the future and we may not be able to take advantage of attractive lending opportunities from time to time, as we can provide no assurance that we will be able to identify and make loans that are consistent with our investment objectives.

Some of our loans are junior in priority to first and second liens that may make it more difficult and costly to protect our junior security interest.

We anticipate that our loans will eventually be diversified as to priority approximately as follows:

•first mortgages – 40 to 60%;

•second mortgages (junior to first mortgages) – 40-60%; and

•third mortgages (junior to other two mortgages) – 0-10%.

There is no assurance that we will be able to diversify our loans as set forth above or that this diversification strategy, if successfully implemented, will provide us with the best risk adjusted returns and/or decrease our risk of loss.

The lien securing each loan will not be junior to more than two other encumbrances (a first and, in some cases, a second deed of trust) on the real property which is to be used as security for the loan. In the event of foreclosure under a second or third deed of trust, the debt secured by a senior deed(s) of trust must be satisfied before any proceeds from the sale of the property can be applied toward the debt owed to us. As a result, we many not recover some or all of our investment. To protect our junior security interest, we may be required to make substantial cash outlays for such items as loan payments to senior lien holders to prevent their foreclosure, property taxes, insurance, repairs, maintenance and any other expenses associated with the property. These expenditures could have an adverse effect on our profitability.

Our commercial loans are dependent on the ability of the commercial property owner to generate net income from operating the property, which may result in the inability of such property owner to repay a loan, as well as the risk of foreclosure.

Our commercial loans may be secured by office, retail, mixed use, warehouse, and other types of commercial properties and are subject to risks of delinquency, foreclosure and of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired.

Loans to small businesses involve a high degree of business and financial risk, which can result in substantial losses that would adversely affect our business, results of operation and financial condition.

Our operations and activities may include loans to small, privately owned businesses to purchase or refinance real estate used in their operations or by investors seeking to acquire or refinance small office, retail, mixed use or warehouse properties. Often, there is little or no publicly available information about these businesses. Accordingly, we must rely on our own due diligence to obtain information in connection with our investment decisions. Our borrowers may not meet net income, cash flow and other coverage tests typically imposed by banks. A borrower's ability to repay its loan may be adversely impacted by numerous factors, including a downturn in its industry or other negative local or more general economic conditions. Deterioration in a borrower's financial condition and prospects may be accompanied by deterioration in the collateral for the loan. In addition, small businesses typically depend on the management talents and efforts of one person or a small group of people for their success. The loss of services of one or more of these persons could have a material and adverse impact on the operations of the small business. Small companies are typically more vulnerable to customer preferences, market conditions and economic downturns and often need additional capital to expand or compete. These factors may have an impact on loans involving such businesses. Loans to small businesses, therefore, involve a higher degree of business and financial risk, which can result in substantial losses.

We may make construction loans which may subject us to greater risks.

Construction loans are those loans made to borrowers constructing entirely new structures or dwellings, whether residential, commercial or multi-family properties. We may make construction loans up to a maximum of 10% of our then gross offering proceeds. Investing in construction loans subjects us to greater risk than loans related to properties with operating histories. If we foreclose on property under construction, construction generally will have to be completed before the property can begin to generate an income stream or be sold. We may not have adequate cash reserves on hand with respect to junior encumbrances and/or construction loans at all times to protect our security. If we have inadequate cash reserves, we could suffer a loss of our investment. Additionally, we may be required to obtain permanent financing of the property in addition to the construction loan which could involve the payment of significant fees and additional cash obligations for us. As of December 31, 2017, we did not have any construction loans.

We may make rehabilitation loans which may subject us to greater risks.

In addition to construction loans, we may make “rehabilitation loans.” Rehabilitation loans are those loans made to borrowers remodeling, adding to and/or rehabilitating existing structures or dwellings, whether residential, commercial or multi-family properties. Investing in rehabilitation loans subjects us to greater risk than standard acquisition loans for properties. We may make rehabilitation loans up to a maximum of 15% of our total loan portfolio. If we foreclose on a property undergoing remodeling or rehabilitation, such remodeling or rehabilitation generally will have to be completed before the property can realize the anticipated increase in value from such remodeling or rehabilitation. We may not have adequate cash reserves on hand with respect to junior encumbrances and/or rehabilitation loans at all times to protect our security. If we have inadequate cash reserves, we could suffer a loss of our investment. Additionally, we may be required to obtain permanent financing of the property in addition to the rehabilitation loan, which could involve the payment of significant fees and additional cash obligations for us. As of December 31, 2017, we did not have any rehabilitation loans.

Owning real estate following foreclosure will subject us to additional risks.

If a borrower is unable to pay our loan or refinance it when it is due, it may be in our best interest to institute foreclosure proceedings against the borrower, and we may sometimes be required to own the property for a period of time. We will be subject to certain economic and liability risks attendant to property ownership which may affect our profitability. The risks of ownership will include the following:

•The property could generate less income for us than we could have earned from interest on the loan.

•If the property is a rental property we will be required to find and keep tenants.

•We will be required to oversee and control operating expenses of the property.

•We will be subject to general and local real estate and economic market conditions which could adversely affect the value of the property.

•We will be subject to any change in laws or regulations regarding taxes, use, zoning and environmental protection and hazards.

•We will be required to maintain insurance for property and liability exposures such as potential liability for any injury that occurs on or to the property.

•We will be subject to state and federal laws and local municipal codes and penalties relating to tenant retention and the maintenance and upkeep of lender-owned properties.

•We may be subject to federal and state tax laws and regulations with respect to the tax treatment of items of our income, gain, loss or deductions for real estate held for investment, rental and/or sale, which in turn may result in federal and state tax payment and filing exposure for our members.

•We will be subject to municipal ordinances, where they have been enacted, applicable to foreclosed and/or distressed properties which require the payment of additional costs and registration fees and may obligate us to secure and maintain, at our expense, real property securing our loans upon the filing of a notice of default or after we acquire ownership of real property through foreclosure.

If we decide to develop property acquired by us, we will face many additional risks.

If we have acquired property through foreclosure or otherwise, there may be circumstances in which it would be in our best interest not to immediately sell the property, but to develop it ourselves. Depending upon the location of the property and market conditions, the development done by us could be either residential (single or multi-family) or commercial. Development of any type of real estate involves risks including the following:

•We will be required to rely on the skill and financial stability of third-party developers and contractors.

•Any development or construction will involve obtaining local government permits. We will be subject to the risk that our project does not meet the requirements necessary to obtain those permits.

•Any type of development and construction is subject to delays and cost overruns.

•There can be no guarantee that upon completion of the development that we will be able to sell the property or realize a profit from the sale.

•Economic factors and real estate market conditions could adversely affect the value of the property.

Bankruptcy and legal limitations on personal judgments may affect our ability to enforce the loans and increase our costs.

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

If we make high-cost mortgage loans, we will be required to comply with additional federal and state regulations and our non-compliance could adversely affect us.

Although we anticipate making relatively few loans that would qualify as “high-cost mortgages,” as defined by regulations, the failure to comply with these regulations could adversely affect us. Section 1026.32 of Regulation Z defines a “high-cost mortgage” as any consumer loan secured by a primary residence where either (i) the annual percentage rate (“APR”), measured as of the date the rate is set, exceeds the average prime offer rate (“APOR”) for a comparable transaction on that date by more than 6.5% on a first mortgage or 8.5% on a junior mortgage; or (ii) the total fees payable by the consumer exceed 5% for a loan of more than or equal to $20,000, or 8.5% or $1,000 (whichever is less) on a loan of less than $20,000. The high-cost mortgage regulations primarily focus on:

•additional disclosure requirements with respect to the terms of the loan to the borrower;

•the timing of such disclosures; and

•the prohibition of certain terms in the loan including balloon payments and negative amortization.

The failure to comply with the regulations, even if the failure was unintended, will render the loan rescindable for up to three years. If the loan is rescinded, interest and fees paid by the borrower must be refunded by the lender. The lender could also be held liable for attorneys’ fees, finance charges and fees paid by the borrower and certain other money damages.

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

We operate in a heavily regulated industry and compliance with regulations could increase our costs and lower your return.

The mortgage business has traditionally been heavily regulated. The costs of complying with these regulations could adversely affect our profitability, and violations of these regulations could materially adversely affect our business and financial results. For example, the company’s lending activity is subject to regulations promulgated by the Consumer Finance Protection Bureau (“CFPB”), and further, the company may be subject to examination by the CFPB, as well as the California Bureau of Real Estate and the California Department of Business Oversight. Such examinations, as well as regulations that may be issued in the future, could ultimately increase our administrative burdens and our costs and could adversely affect the return to our members.

Since we are not regulated as a bank, our members and borrowers may have fewer protections.

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

The implementation of changes to investor account statements described in Financial Industry Regulatory Authority Regulatory Notice 15-02 may impact our ability to raise funds.

The SEC has approved amendments to the rules of the Financial Industry Regulatory Authority, Inc. (“FINRA”) applicable to securities of direct participation programs and non-listed real estate investment trusts. The amendments, which became effective on April 11, 2016, provide, among other things, that (i) FINRA members must include in customer account statements the per share estimated value of the non-listed entity, which must be developed using a methodology reasonably designed to ensure the per share estimated value’s reliability; and (ii) per share estimated value disclosed from and after 150 days following the second anniversary of the admission of stockholders of the non-listed entity’s public offering must be based on an appraised valuation methodology developed by, or with the material assistance of, a third-party expert and updated on at least an annual basis. The rule changes also provide that account statements must include additional disclosure regarding the sources of distributions to stockholders of unlisted entities.

Larger loans or concentration of loans in one borrower may result in less diversity and may increase risk.

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

We may invest in multiple secured loans that share a common borrower or principal. The aggregate of our loans, however, to any one borrower may not exceed 10% of the then total gross offering proceeds. The more concentrated our portfolio is with one or a few borrowers, the greater the credit risk we face.

Use of borrowed money to fund loans may reduce our profitability.

We are permitted to borrow funds for the purpose of making loans, for increased liquidity, reducing cash reserve needs, or developing or refinancing property that we acquired through foreclosure or for any other proper purpose on any terms commercially available. We may assign all or a portion of our loan portfolio and/or all or a portion of real estate that we own as security for such loans. Our manager may not leverage more than, and our total indebtedness may not at any time exceed, 50% of members’ capital.

If we have borrowed money to fund loans, increases in the prevailing rate may have an adverse effect. If borrowed money bears interest at a variable rate, and we are making fixed rate loans, a rise in the prevailing rate could result in our having to pay more in interest on the borrowed money than we make on loans to our borrowers. This may reduce our profitability, and, should the company default on its debt, may result in additional losses through forced liquidation of loans. In addition, if rising interest rates cause us to need additional capital to repay indebtedness in accordance with its terms or otherwise, we may need to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments. In addition, financing arrangements that we may enter into in the future may require us to make a lump-sum or “balloon” payment at maturity. At the time the balloon payment is due, we may not be able to refinance the balloon payment on terms as favorable as the original loan or sell investments at a price sufficient to make the balloon payment, either of which could increase our risk of default on the loan. The effect of a refinancing or sale could affect the rate of return to investors. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay distributions. Any of these results would have a significant negative impact on your investment.

Borrowing money also entails possible adverse tax consequences. (See “MATERIAL FEDERAL INCOME TAX CONSEQUENCES – Investment by Tax-Exempt Investors” and RISK FACTORS – TAX RISKS – We Expect to Generate Unrelated Business Taxable Income.”)

Changes in interest rates may affect your return on your investment.

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. Also, rising interest rates reduce the value of our existing loans that do not have adjustable rates. A reduction in the volume of mortgage loans originated may affect the amount of our distributions. Conversely, we expect that the majority of our loans will not include prepayment penalties for a borrower paying off a loan prior to maturity. The absence of a prepayment penalty in our loans may lead borrowers to refinance higher-interest rate loans in a market of falling interest rates. This would then require us to reinvest the prepayment proceeds in loans or alternative short-term investments with lower interest rates and a corresponding lower yield to members.

The values of our loans may decline without any general increase in interest rates for a number of reasons, such as increases or expected increases in defaults, or increases or expected increases in voluntary prepayments for those loans that are subject to prepayment risk or widening of credit spreads.

We expect that our loans will typically have fixed rates and the majority of our loans will be for terms of one to five years. Consequently, due to the terms of our loans, if interest rates rapidly increase, such interest rates may exceed the average interest rate earned by our loan portfolio. If prevailing interest rates rise above the average interest rate being earned by our loan portfolio, you may be unable to quickly redeem your units, as our unit redemption program is subject to significant restrictions and limitations, in order to take advantage of higher returns available from other investments. In addition, an increase in interest rates accompanied by a tight supply of mortgage funds may make refinancing by borrowers with balloon payments difficult or impossible. This is true regardless of the market value of the underlying property at the time such balloon payments are due. In such event, the property may be foreclosed upon.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make loans that meet our investment criteria, the interest rate on loans in our portfolio, the level of our expenses, the volume and timing of loan sales to third parties, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions, As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

Marshaling of assets could delay or reduce recovery of loans.

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

We may face potential liability for toxic or hazardous substances as a result of our lending activities or as a result of foreclosure on properties that secure loans we make.

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

Our manager’s selection of loans for sale to third parties may involve conflicts of interest between us and our manager.

We may, on occasion, subject to applicable laws and regulations and our operating agreement, sell some of our loans in the secondary market. If we sell loans, we may be required to make customary representations and warranties about such loans to the loan purchaser. Our loan sale agreements may require us to repurchase or substitute loans in the event we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of early payment default on a loan. Likewise, we may be required to repurchase or substitute loans if we breach a representation or warranty in connection with our securitizations, if any.

The remedies available to a purchaser of loans are generally broader than those available to us. Also, if a purchaser enforces its remedies against us, we may not be able to enforce the remedies we have against the borrowers. If we are required to make a significant amount of repurchases, our cash flow, results of operations, financial condition and business prospects could be materially adversely affected.

Also, there is a conflict of interest between us and our manager as to what loans will be sold. For example, the manager may select loans of a higher credit quality or having higher interest rates than other loans in our portfolio. The sale of these types of loans may result in a reduced overall yield of our portfolio. In addition, loans the manager may select to sell to third parties will benefit the manager to the extent that proceeds from the loans sales are used to pay fees and other costs we owe to our manager.

TAX RISKS

We intend to be treated as a partnership for federal income tax purposes but no assurance can be given that we would not face a challenge to such characterization.

We intend to be treated as a partnership (other than a publicly traded partnership) for federal income tax purposes and not as a corporation. Although we have received an opinion from Orrick, Herrington & Sutcliffe LLP to the effect that we will be treated as a partnership (other than a publicly traded partnership) for federal income tax purposes, we will not seek a ruling from the Internal Revenue Service (“IRS”) on the tax treatment of us or our members. Counsel’s opinion represents only its best legal judgment based upon existing law and, among other things, factual representations provided by our manager. The opinion of counsel has no binding effect on the IRS or any court, and no assurance can be given that the conclusions reached in said opinion would be sustained by a court if challenged by the IRS.

Your ability to offset income with our losses may be limited.

We are engaged in mortgage lending. We take the position that we are engaged in the active conduct of equity-financed lending. Under the applicable Treasury regulations, each member is required to report separately on his income tax return all or a portion of the member’s distributive share of our income as nonpassive income. Each member’s distributive share of our losses, if any, will be reported as passive losses. Passive losses may be used to offset passive income. To the extent that passive losses do not offset passive income, they may be carried forward to offset passive income in future years. It is possible, however, that the IRS could assert that our income is properly treated as portfolio income for purposes of those limitations. Such treatment is subject to the interpretation of complex Treasury regulations, and is dependent upon a number of factors, such as whether we are engaged in a trade or business, the extent to which we incur liabilities in connection with our activities, and the proper matching of the allocable expenses incurred in the production of income. There can be no assurance that an IRS challenge to our characterization of our income will not succeed. It also is possible that members may be subject to other limitations on the deductibility of our expenses and losses.

Your tax liability may exceed the cash you receive.

Your tax liabilities associated with an investment in the units for a given year may exceed the amount of cash we distribute to you during such year. As a member, you will be taxed on your allocable share of our taxable income whether or not you actually receive cash distributions from us. Your taxable income could exceed cash distributions you receive, for example, if you elect to reinvest into additional units the cash distributions you would otherwise have received. Taxable income in excess of cash distributions also could result if we were to generate so-called “phantom income” (taxable income without an associated receipt of cash). Phantom income could be recognized from a number of sources, including, without limitation, any established loan loss reserves or fluctuation thereof, repayment of principal on loans incurred by the company as well as imputed income due to original issue discount, market discount, imputed interest and significant modifications to existing loans. Under very limited circumstances, you could receive a special distribution to enable you to pay taxes on specified types of income (See “MATERIAL FEDERAL INCOME TAX CONSEQUENCES” and “SUMMARY OF NINTH AMENDED AND RESTATED LIMITED LIABILITY COMPANY OPERATING AGREEMENT – Distribution”). We take the position that we are engaged in a lending trade or business, as a result of which all or a portion of the income earned by members with respect to their investment in our units will be treated as ordinary income.

We expect to generate unrelated business taxable income.

Tax-exempt investors (such as an employee pension benefit plan or an IRA) may be subject to tax to the extent that income from the units is treated as unrelated business taxable income, or UBTI. We may realize UBTI from the sale of loans if we are deemed to be a “dealer” in the business of selling loans to customers in the ordinary course of our trade or business and a particular loan or loans are deemed to be “dealer property.” In addition, we borrow funds on a limited basis, which can cause a portion of our income to be treated as UBTI. We may also receive income from services rendered in connection with making or securing loans, which is likely to constitute UBTI. Furthermore, any rental income that we receive from a lease of personal property would constitute UBTI unless the personal property is leased along with real property and the rents received from the personal property are an incidental amount of the total rents received under the lease.  While we do not currently intend to own and lease personal property, it is possible we may do so as a result of a foreclosure upon a default. Although we will use reasonable efforts to prevent any borrowings and leases of personal property from causing any significant amount of income from the units to be treated as UBTI, we expect that some portion of our income will be UBTI. Prospective investors that are tax-exempt entities are urged to consult their own tax advisors regarding the suitability of an investment in units. In particular, an investment in units may not be suitable for charitable remainder trusts.

Tax audits could result in adjustments to your tax returns.

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

You may be subject to state and local tax laws.

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

The IRS may argue that our allocations to you do not have substantial economic effect.

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

Recent tax legislation may have unanticipated effects on us.

On December 22, 2017, the tax legislation commonly referred to as the Tax Cuts and Jobs Act was signed into law, generally applying in taxable years beginning after December 31, 2017. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules for taxation of U.S. individuals, pass through entities, and corporations, reducing the federal income tax rates applicable to taxable U.S. investors on ordinary dividends on our stock. In the case of individuals, the income tax brackets are adjusted, the top federal income rate is reduced to 37%, special rules reduce taxation of certain income earned through pass-through entities and REITs, but not regulated investment companies, and various deductions are eliminated or limited. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. For taxable years beginning after December 31, 2017, the top corporate income tax rate is reduced to 21%, which could make taxable corporations viable alternatives to other types of entities for individual investors. The long-term impact of the tax changes on the demand for the loans we intend to make is not yet certain.

Changes in tax laws could have an adverse effect on your investment.

Changes in federal, state or local tax law could have an adverse effect on the rate of return on your investment in our units or on the market value of our assets. You are urged to consult with your own tax advisor with respect to the impact of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our units.

Item 1B – Unresolved Staff Comments

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2 – Properties

We own no real property and have not owned any real property since inception.

Item 3 – Legal Proceedings

In the normal course of business, we may become involved in legal proceedings (such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc.) to collect the debt owed under the promissory notes, to enforce the provisions of the deeds of trust, to protect our interest in the real property subject to the deeds of trust and to resolve disputes with borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the net income or balance sheet of the company. As of the date hereof, we are not involved in any legal proceedings other than those that would be considered part of the normal course of business.

Item 4 – Mine Safety Disclosures

Not Applicable.

Part II

Item 5 – Market for the Registrant’s Units, Related Unitholder Matters and Issuer Purchases of Equity Securities

Because there are substantial restrictions on transferability of units, there is no established public trading and/or secondary market for the units and none is expected to develop. In order to provide liquidity to members, we have adopted a unit redemption program.  See “Liquidity and unit redemptions program” in Part I of this Report. As of February 28, 2018, we had approximately 1,257 unit holders, who held 70,050,626 units.

Recent sales of unregistered securities

All sales of our units within the past three years were registered under the Securities Act.

Ongoing public offerings of units/ SEC registrations

Since October 2009, we have offered and sold units pursuant to registration statements on Form S-11. Our currently effective registration statement on Form S-11 (File No. 333-208315) registered 120,000,000 units ($120,000,000) for offer and sale to the public and 20,000,000 units ($20,000,000) to our members pursuant to our DRIP.  As of December 31, 2017 we have sold 70,435,055 units for an aggregate offering price of $70,435,055 under the registration statements.

Proceeds from sales of units from inception (October 2009) through December 31, 2017 are summarized below.

Proceeds
From investors - admitted	$63,913,357
From members under our DRIP	6,232,594
From premiums paid by RMC(1)	289,104
Gross proceeds from unit sales	$70,435,055
(1)

If a member acquired units through an unsolicited sale (i.e., without a broker/dealer) the member’s capital account is credited with their capital contribution plus a premium paid by RMC equal to the amount of the sales commissions that otherwise would have been paid to a broker-dealer by RMC. This premium is reported in the year paid as taxable income to the member.

As of December 31, 2017, we had sold approximately 70,435,000 units – 39,407,000 units under our previous registration statements and approximately 31,028,000 units under our current registration statement which was effective on June 6, 2016. Gross proceeds from unit sales (including units issued pursuant to our distribution reinvestment plan) were approximately $70,435,000 -  $39,407,000 and $31,028,000, respectively, under our previous registration statements and our current registration statement.

Use of Proceeds from sale of units

We will use the proceeds from the sale of the units to

•	make additional loans;
•	fund working capital reserves;
•	pay RMC up to 4.5% of proceeds from the sale of units for organization and offering expenses; and
•	fund a formation loan to RMC at up to 7% of proceeds from sale of units.

Commissions for unit sales to be paid to broker-dealers (B-D sales commissions) and premiums paid to certain investors upon the purchase of units are paid by RMC and are not paid directly by us out of offering proceeds. Instead, the company advances to RMC, from offering proceeds, amounts sufficient to pay the B-D sales commissions and premiums to be paid to investors. Such advances in total may not exceed seven percent (7%) of offering proceeds. The receivable arising from the advances is unsecured and non-interest bearing and is referred to as the “formation loan.” As of December 31, 2017, such advances totaled $4,659,947, of which $3,777,088 remains outstanding.   Please refer to the information under “—Unit sales commissions paid to broker-dealers/formation loan” in Note 1 (Organization and General) and “—Reimbursement and allocation of organization and offering expenses” in Note 3 (Manager and Related Parties) to the financial statements included in Part II, Item 8 of this report for a discussion of the formation loan and organization and offering expenses, which discussions are incorporated herein by this reference.

Distributions

Cash distributions totaled $3,596,449 and $2,426,108 in 2017 and 2016, respectively. See “Distribution policy” under Item 1- Business in Part I of this annual report, which discussion is incorporated by reference herein.

Distribution reinvestment plan

The DRIP provision of the operating agreement permits members to elect to have all or a portion of their monthly distributions reinvested in additional units. During 2017 and 2016, 1,987,151 and 1,366,278 units, respectively, were distributed to members under the DRIP.

Liquidity and unit redemption program

Units redeemed in 2017 and 2016 by quarter are presented in the following table.

Units redeemed	2017	2016
Q1	$400,310	$232,208
Q2	53,152	159,917
Q3	346,800	208,520
Q4	478,884	343,972
Total	$1,279,146	$944,617

All redemptions are made on the last business day of the quarter, and valued at $1 per unit.

Fair market value / unit value

RMC obtained information regarding fair market valuations and unit value as of December 31, 2017, for RMI IX in compliance with FINRA Rule 2310 concerning direct-participation-program value per unit estimates. The valuation was performed by a qualified, nationally prominent firm in accordance with the objective, scope, and approach established by RMC, and is the sole responsibility of RMC. Industry standard valuation approaches, including the Income, Discounted Cash Flow, Market and Cost Approach were utilized in deriving the fair values, as appropriate. There is no assurance that this estimated value is or will remain accurate, and it does not determine the amount that a member is entitled to receive upon redemption of units.

The fair value of a unit of RMI IX was determined to be $0.97, after consideration of the fair values of the net assets held and the restrictions in the unit redemption program and the restrictions on transferability of units.

The fair value of the portfolio of secured loans, per the analysis, is approximately $56.8 million, representing a premium of approximately $2.0 million over the book value.

The portfolio of secured loans was valued based on the appropriate application of the income, discounted cash flow, market, and cost approaches. Although all the approaches are considered in a comprehensive valuation analysis, the nature of the asset and the availability of data will dictate which approaches are ultimately utilized to derive each asset’s value.

Discounted Cash Flow Approach – The discounted cash flow method is comprised of four steps:

•	project future cash flows for a certain discrete projection period;
•	discount these cash flows to present value at a rate of return that considers the relative risk of achieving the cash flows and the time value of money;
•	estimate the residual value of cash flows subsequent to the discrete projection period; and
•	combine the present value of the residual cash flows with the discrete projection period cash flows to indicate the fair market value.

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

•	physical depreciation;
•	functional obsolescence; and
•	economic obsolescence.

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

Item 6 – Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the audited financial statements and notes thereto, which are included in Part II, Item 8 of this report.

Manager and Other Related Parties

See Notes 1 (Organization and General) and 3 (Manager and Other Related Parties) to the financial statements included in Part II, Item 8 of this report for a detailed presentation of the company activities for which related parties are compensated and related transactions, including the formation loan to RMC, which presentation is incorporated by this reference into this Item 7.

Critical Accounting Policies

See Note 2 (Summary of Significant Accounting Policies) to the financial statements included in Part II, Item 8 of this report for a detailed presentation of critical accounting policies, which presentation is incorporated by this reference into this Item 7.

Results of Operations

General economic conditions – California

All of our mortgage loans are secured by California real estate. Our secured-loan investment activity and the value of the real estate securing our loans is dependent significantly on economic activity and employment conditions in the California.  Wells Fargo’s Economics Group periodically provides timely, relevant information and analysis in its reports and commentary regarding California’s employment and economic conditions.  Highlights from a recently issued report from Wells Fargo Securities Economics Group is presented below.

In the publication “California Gets a Jump on 2018” dated March 9, 2018:

“Employers in the Golden State added 35,500 jobs in January, and the annual benchmarking process revised 2017 job gains higher.  California’s jobless rate ticked 0.1 percentage point lower to 4.4 percent in January.”

“California’s 35,500-job gain continued the momentum built in 2017, which was actually stronger than first reported.  California’s annual benchmark revision to payrolls revealed that employers actually added about 30,000 more jobs by the end of 2017 than originally estimated. Job growth accelerated further in January to a year-over-year increase of 2.2 percent, on a three month average basis, which represented a gain of 362,300 net new jobs. California’s payroll growth is on an upward trend and among the fastest in the nation, according to the September 2017 QCEW data, which inputs into the annual revisions. Only other states in the west added jobs faster than California.” …

“All of California’s main employment sectors are adding jobs, underscoring the broadening of the expansion beyond the tech and energy-driven growth that was the hallmark of the first half of the decade. That employers in all of California’s major metro areas added to payrolls over the past year is further evidence that more of the state is taking part in the economic expansion.  Construction job growth is being driven by strong demand for new homes, particularly on the more affordable end of the spectrum.  We expect construction payrolls to continue to grow rapidly, as long as workers can be found.  California is in serious need of more housing stock. Similarly, health care workers are in high demand, which has propelled the sector to one of California’s fastest growing.  The tech sector remains a potent job driver, and strength in that area offset losses elsewhere in the information sector over the past year.  Information payrolls rose 6,100 jobs despite a 10,300-job loss in the motion picture industry and a 2,800-job loss in telecommunication.  Manufacturing is another sector that endured a rough patch in recent years, and the newly revised data show the sector rebounding slightly earlier and stronger than first thought.” …

“California’s labor force grew slightly faster than its population but not enough for a meaningful improvement in the labor force participation rate, which still trails the nation. California’s labor market apparently has more slack to absorb, particularly if its strong job growth entices more workers into the labor force from the sidelines. Labor market slack is an increasingly rare commodity among states, as labor shortages seep into more regions and sectors.  Even though California’s labor force has more slack than much of the nation, it is now the tightest it has been since the series began in 1976 and is drifting lower. Employment growth exceeded the labor force again in January to push the jobless rate down 0.1 percentage points to 4.4 percent.  The national jobless rate has been stuck at 4.1 percent since October.”

Key performance indicators

Key performance indicators are presented in the following table for 2017 and 2016.

	2017	2016
Secured loans – end of period balance	$54,768,689	$40,123,393
Secured loans – average daily balance	$47,410,000	$31,725,000

Interest on loans, gross	$4,031,706	$2,719,075
Portfolio interest rate(1)	8.5%	8.6%
Effective yield rate(2)	8.5%	8.6%

Amortization of loan administrative fees, net	$—	$35,071
Percent of average daily balance(2)	0.0%	0.1%

Interest on loans, net	$4,031,706	$2,684,004
Percent of average daily balance(2)	8.5%	8.5%

Provision for loan losses	—	—
Percent of average daily balance(2)	0.0%	0.0%

Total operations expense(7)	$185,599	$90,552

Net Income	$3,869,045	$2,608,480
Percent of average members’ capital(3)(4)	7.0%	6.9%

Member Distributions	$3,596,449	$2,426,108
Percent of average members’ capital(3)(4)(5)	6.5%	6.5%

Members’ capital, gross – end of period balance	$66,450,424	$45,405,776
Members’ capital, gross – average daily balance	$55,007,000	$37,100,000

Member Redemptions(6)	$1,279,146	$944,617

(1)	Stated note interest rate, weighted daily average
(2)	Percent of secured loans – average daily balance
(3)	Percent of members’ capital, gross – average daily balance
(4)	Percent based on the net income available to members (excluding 1% allocated to the manager)
(5)	Members Capital Distributed during 2017 is net of O&O costs allocated to members during the year.
(6)	Scheduled member redemptions as of December 31, 2017 were $584,149, payable between 2018 and 2021. Scheduled member redemptions as of December 31, 2016 were $437,623.

(7) See Note 3 (Manager and Other Related Parties) to the financial statements included in Part II, Item 8 of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 7.

Secured loans

The secured loan balance at December 31, 2017 of $54,768,689 was an increase of approximately 36.5% ($14.6 million) over 2016’s $40,123,393.The increased balance of the secured loan portfolio is due to the 1) increased balance of members’ capital which provides additional capital for funding loans, and 2) the favorable economic environment generally and to increased investment in California real estate markets specifically, both of which expand the opportunity for new loans. Secured loans as a percent of member’s capital (based on average balances) was 86.2% and 85.5% for 2017 and 2016, respectively.

Loans generally are funded at a fixed interest rate with a loan term of up to five years. Loans acquired are generally done so within the first six months of origination, and purchased at the current par value, which approximates fair value. As of December 31, 2017, 86 of the company’s 93 loans (representing 97% of the aggregate principal of the company’s loan portfolio) had a loan term of five years or less from loan inception. The remaining loans had terms longer than five years. Substantially all loans are written without a prepayment-penalty provision. As of December 31, 2017, 73 loans outstanding (representing 72% of the aggregate principal balance of the company’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., safety margins to outstanding debt) as indicated by the overall conservative weighted average loan-to-value ratio (LTV) which at December 31, 2017 was approximately 53.5%. Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 46.5% in the property, and we as lenders have lent in the aggregate 53.5% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

See Note 4 (Loans) to the financial statements included in Part II, Item 8 of this report for detailed presentations on the secured loan portfolio and on the allowance for loan losses, which presentations are incorporated by this reference into this Item 7.

Performance overview

Revenue from the interest on loans, net in 2017 increased by approximately $1,348,000, over 2016, due to the increased average loan balance of the secured loan portfolio. Operations expense for 2017 increased by approximately $95,000, over 2016 due primarily to a reduction in professional services reimbursed by the manager, and an increase in mortgage servicing fees due to an increased loan portfolio. In all periods presented, the manager, at its sole discretion, provided financial support that improved net income and the return to investors.

At times, to enhance the company’s earnings, RMC has taken several actions, including:

•	charging less than the maximum allowable fees;
•	has not requested reimbursement of qualifying expenses; and/or
•	paying company expenses, such as professional fees, that could have been obligations of the company.

Such fee waivers and cost actions were not made for the purpose of providing the company with sufficient funds to satisfy withdrawal requests, nor to meet any required level of distributions, as the company has no such required level of distributions. Any decision to waive fees and/or to absorb costs, and the amount (if any) to be waived or absorbed, is made by RMC in its sole discretion. Total support provided, as detailed below, was approximately $1,748,000 and $1,309,000 for 2017 and 2016, respectively. Going forward, this support will be reduced and RMC expects support will ultimately cease, as discussed below. See Note 3 (Manager and Other Related Parties) to the financial statements included in Part II, Item 8 of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 7.

Commencing with the March 2018 distribution, we will reduce the net distribution rate to 6.0% from the previous 6.5% net distribution rate.  Commencing in April 2018, RMC will no longer pay for our direct our expenses, and intends, by the fourth quarter of 2018, to begin reducing fee waivers and commence collecting reimbursable expenses, so that by July 2019  we will be paying RMC the fees it is entitled to under the operating agreement and reimbursing RMC for expenses attributable to us.  The distribution rate could decrease once RMC decreases and ultimately ceases providing financial support.

In addition, the company, along with RMC, is working with a nationally renowned professional services firm to commence selling loans, which the company believes it will be able to sell at a premium (i.e. profit to par). Any gain on loan sales would generate additional revenue for the company and may allow the company to pay fees and expenses owed to RMC without further reducing the distribution rate. Potential additional revenue from premiums generated through loan sales would provide a buffer to the expenses the company will absorb after RMC decreases and eventually ceases providing financial support. The company cannot estimate the extent of loan sales it may achieve, in number or value, or if the company will sell any loans at all. The company’s distribution rate will fluctuate and could decrease depending on:

•	loan origination volumes;
•	the timing and gains received from loan sales; and
•	the effects of future interest rates negotiated with borrowers.

Notwithstanding potential loan sales, the company will attempt to be fully invested in loans in the future but it cannot guarantee that it will be able do to so.

Analysis and discussion of income from operations 2017 v. 2016

Significant changes to revenue and expenses during 2017 and 2016 are summarized in the following table.

	Interest on loans, net	Provision For Loan Losses	Operations Expense	Net Income
For the Years Ended
2017	$4,031,706	—	185,599	3,869,045
2016	2,684,004	—	90,552	2,608,480
Change	$1,347,702	—	95,047	1,260,565

Change
Loan Balance Increase	$1,369,482	—	38,441	1,331,041
Loan Portfolio Effective Yield Rate	(21,780)	—	—	(21,780)
Late Fees	—	—	—	7,910
Capital Balance Increase	—	—	398,604	(398,604)
Manager's Fees/Costs Waived	—	—	(398,604)	398,604
Manager Reimbursements	—	—	58,553	(58,553)
Other	—	—	(1,947)	1,947
Change	$1,347,702	—	95,047	1,260,565

 The table above displays only significant changes to net income for the period, and is not intended to cross foot.

Interest on loans, net

Interest on loans increased by $1,347,702 due to growth of the secured loan portfolio. The portfolio has a strong payment history, with one loan currently designated as impaired. The Secured loans – average daily balance at December 31, 2017 increased approximately $15.7 million, or approximately 49.4%, over the average daily balance at December 31, 2016.

Provision for loan losses

At December 31, 2017 and 2016, the company had not recorded an allowance for loan losses as all loans had protective equity such that at December 31, 2017 and 2016, collection was deemed probable for amounts owing. Total principal amounts past due more than 90 days at December 31, 2017 and 2016 were $139,643 and $890,470, respectively.

Operations expense

Operations expense as a percent of interest on loans, net was approximately 4.6% and 3.4% during 2017, and 2016, respectively, as RMC provided, at its sole discretion, financial support by fee waiver, paying company expenses (such as professional fees) that could have been obligations of the company, and by not passing on expenses that qualified as reimbursable to RMC. Going forward, this support will be reduced and RMC expects support will ultimately cease.  As discussed above, beginning in April 2018, RMC will no longer pay for our direct expenses, and intends, by the fourth quarter of 2018, to begin reducing fee waivers and commence collecting reimbursable expenses, so that by July 2019 we will be paying RMC the fees it is entitled to under the operating agreement and reimbursing RMC for expenses attributable to us.

Significant changes to operations expense during 2017 and 2016, are summarized in the following table.

	Mortgage Servicing Fees	Asset Management Fees, net	Costs From RMC, net	Professional Services, net	Other	Total
For the Years Ended
2017	$116,289	—	—	63,053	6,257	185,599
2016	77,848	—	—	4,500	8,204	90,552
Change	$38,441	—	—	58,553	(1,947)	95,047

Change
Loan Balance Increase	$38,441	—	—	—	—	38,441
Capital Balance Increase	—	132,885	265,719	—	—	398,604
Manager's Fees/Costs Waived	—	(132,885)	(265,719)	—	—	(398,604)
Manager Reimbursements	—	—	—	58,553	—	58,553
Other	—	—	—	—	(1,947)	(1,947)
Change	$38,441	—	—	58,553	(1,947)	95,047

See Note 3 (Manager and Other Related Parties) to the financial statements included in Part II, Item 8 of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 7. See “Performance Overview” for a discussion of RMC’s plans to reduce and eventually eliminate fee waivers and cost absorptions.

•	Mortgage servicing fees

The increase in mortgage servicing fees of $38,441 was consistent with the increase in the average daily secured loan portfolio to $47,410,000, noted above in Key Performance Indicators, at the annual rate of 0.25%.

•	Asset management fees

The total amount of asset management fees chargeable were $408,535 and $275,650 for 2017 and 2016, respectively. Of the total amount chargeable, RMC, at its sole discretion, waived all asset management fees during 2017 and 2016.

•	Costs through RMC

Costs incurred by RMC, for which reimbursement could have been requested were $541,686 and $275,967, for 2017 and 2016, respectively. Of the total amount chargeable, RMC at its sole discretion, waived all reimbursements for which reimbursement could have been requested 2017 and 2016, respectively.

•	Professional services

Professional services consist primarily of legal, audit and tax compliance expenses. The increase in professional services for 2017, was due primarily to a reduction in professional services reimbursed by the manager ($335,303 during 2017, and $387,749 during 2016).

Summary comparison – 4th quarter v. 3rd quarter

Significant changes to income or expense items for the three-month period ended December 31, 2017 compared to the three-month period ended September 30, 2017 is summarized in the following table.

	Interest on loans, net	Provision For Loan Losses	Operations Expense	Net Income
For the three months ended
December 31, 2017	$1,180,923	—	49,750	1,134,958
September 30, 2017	1,074,539	—	78,192	1,007,673
Change	$106,384	—	(28,442)	127,285

Change
Loan Balance Increase	$106,384	—	3,867	102,517
Late Fees	—	—	—	(7,541)
Capital Balance Increase	—	—	43,765	(43,765)
Manager's Fees/Costs Waived	—	—	(43,765)	43,765
Manager Reimbursements	—	—	(30,899)	30,899
Other	—	—	(1,410)	1,410
Change	$106,384	—	(28,442)	127,285

      The table above displays only significant changes to net income for the period, and is not intended to cross foot.

Members’ capital, cash flows and liquidity

Cash flows by business activity are presented in the following table for 2017 and 2016.

	2017	2016
Members’ capital
Gross subscription proceeds	$22,214,654	$13,976,288
Organization and offering costs, net	(876,620)	(572,259)
Formation loan, net	(1,274,451)	(778,060)
Distributions and redemptions, net	(2,914,528)	(2,022,018)
Cash – members’ capital, net	17,149,055	10,603,951
Loan principal/advances/interest
Principal collected	$27,081,592	$19,737,102
Loans sold to Affiliates	999,995	-
Interest received, net	3,930,881	2,629,562
Other loan income	23,038	15,178
Loan funding & advances made, collected	(42,716,323)	(32,502,176)
Cash – loans, net	(10,680,817)	(10,120,334)

Operations expense	(155,640)	(92,602)

Deposit on line of credit	2,400	(5,000)

Net change in cash	$6,314,998	$386,015

Distributions breakout by type are presented in the following table for 2017 and 2016.

	2017	2016
DRIP	$1,987,151	$1,366,278
Cash	1,609,298	1,059,830
Total	$3,596,449	$2,426,108
Percent of members’ capital, electing cash distribution	45%	44%

Unit redemptions subject to penalty are presented in the following table for 2017 and 2016.

	2017	2016
Capital redemptions-without penalty	$747,234	$934,829
Capital redemptions-subject to penalty	531,912	9,788
Total	$1,279,146	$944,617

Scheduled redemptions at December 31, 2017 were $584,149, to be paid between 2018 and 2021.

The ongoing sources of funds for loans are the proceeds (net of redemption of members’ capital) from:

•	sale of members’ units (net of reimbursement to RMC of organization and offering expenses), including units sold by reinvestment of distributions;
•	loan payoffs;
•	borrowers’ monthly principal and interest payments; and
•	to a lesser degree and, if obtained, a line of credit.

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

Contractual obligations

The company had two contractual obligations at December 31, 2017:

•	to reimburse RMC for O&O expenses (as of December 31, 2017, approximately $3,182,696 was to be reimbursed to RMC) contingent upon future sales of units; and
•	Redemptions of members’ capital scheduled as of December 31, 2017, of $584,149, to be paid between 2018 and 2021.

See Note 3 (Manager and Other Related Parties) and Note 5 (Commitments and Contingencies, Other Than Loan Commitments) to the financial statements included in Part II, Item 8 of this report for a detailed presentation on commitments and contingencies, which presentation is incorporated by this reference into this Item 7.

At December 31, 2017 the company had no construction or rehabilitation loans outstanding.

The Company has no off-balance sheet arrangements as such arrangements are not permitted by the operating agreement.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8 – Financial Statements and Supplementary Data

A – Financial Statements

The following financial statements of Redwood Mortgage Investors IX, LLC are included in Item 8:

B – Financial Statement Schedules

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members

Redwood Mortgage Investors IX, LLC

San Mateo, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Redwood Mortgage Investors IX, LLC (a Delaware Limited Liability Company) (the “Company”) as of December 31, 2017 and 2016, the related statements of income, changes in members’ capital, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of a Matter

As discussed in Note 3, in 2017 and 2016 the Manager, at its sole discretion, provided financial support to the Company that improved net income and the return to investors in the form of waived fees, and by the decision not to seek reimbursement for operating costs incurred by the Manager for which reimbursement is allowable under the operating agreement.  Collectively, these actions increased net income to the Company during the years ended December 31, 2017 and 2016 by approximately $1,747,508 and $1,309,174 respectively.

/S/ BDO USA, LLP

We have served as the Company's auditor since 2015.

San Francisco, California

April 2, 2018

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Balance Sheets

December 31, 2017 and 2016

	2017	2016
ASSETS
Cash and cash equivalents	$8,509,852	$2,194,854
Loans
Principal	54,768,689	40,123,393
Advances	13,989	24,550
Accrued interest	409,867	287,767
Loan balances secured by deeds of trust	55,192,545	40,435,710
Loan administrative fees, net	9,008	30,282
Total loans	55,201,553	40,465,992
Other assets	—	5,000
Total assets	$63,711,405	$42,665,846

LIABILITIES, INVESTORS IN APPLICANT STATUS, AND MEMBERS’ CAPITAL
Liabilities
Accounts payable and accrued liabilities	$180	$89

Investors in applicant status	3,270,312	1,408,185

Members’ capital, net	64,218,001	43,777,010
Receivable from manager (formation loan)	(3,777,088)	(2,519,438)
Members’ capital, net, less formation loan	60,440,913	41,257,572
Total liabilities, investors in applicant status and members’ capital	$63,711,405	$42,665,846

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Statements of Income

For the Years Ended December 31, 2017 and 2016

Revenues, net	2017	2016
Interest income	$4,031,706	$2,684,004
Late fees	22,938	15,028
Total revenues	4,054,644	2,699,032

Provision for loan losses	—	—

Operations Expense
Mortgage servicing fees	116,289	77,848
Asset management fees, net (Note 3)	—	—
Costs from Redwood Mortgage Corp., net (Note 3)	—	—
Professional services, net (Note 3)	63,053	4,500
Other	6,257	8,204
Total operations expense	185,599	90,552
Net income	$3,869,045	$2,608,480
Members (99%)	3,830,355	2,582,395
Manager (1%)	38,690	26,085
	$3,869,045	$2,608,480

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Statements of Changes in Members’ Capital

For the Years Ended December 31, 2017 and 2016

		Members' Capital, net
	Investors In Applicant Status	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at December 31, 2016	$1,408,185	$45,405,776	$69,965	$(1,698,731)	$43,777,010
Contributions on application	22,061,531	—	—	—	—
Contributions admitted to members' capital	(20,204,759)	20,204,759	20,332	—	20,225,091
Premiums paid on application by RMC	132,699	—	—	—	—
Premiums admitted to members' capital	(127,344)	127,344	—	—	127,344
Net income	—	3,830,355	38,690	—	3,869,045
Earnings distributed to members	—	(3,596,449)	(26,085)	—	(3,622,534)
Earnings distributed used in DRIP	—	1,987,151	—	—	1,987,151
Members’ redemptions	—	(1,279,146)	—	—	(1,279,146)
Organization and offering expenses	—	—	—	(919,870)	(919,870)
Organization and offering expenses allocated	—	(229,366)	—	229,366	—
Manager reimbursement for unallocated organization and offering cost on redemptions	—	—	—	43,252	43,252
Early withdrawal penalties	—	—	—	10,658	10,658
Balance at December 31, 2017	$3,270,312	$66,450,424	$102,902	$(2,335,325)	$64,218,001

		Members' Capital, net
	Investors In Applicant Status	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at December 31, 2015	$1,022,865	$31,403,178	$47,874	$(1,279,525)	$30,171,527
Contributions on application	13,948,155	—	—	—	—
Contributions admitted to members' capital	(13,564,585)	13,564,585	13,577	—	13,578,162
Premiums paid on application by RMC	14,606	—	—	—	—
Premiums admitted to members' capital	(12,856)	12,856	—	—	12,856
Net income	—	2,582,395	26,085	—	2,608,480
Earnings distributed to members	—	(2,426,108)	(17,571)	—	(2,443,679)
Earnings distributed used in DRIP	—	1,366,278	—	—	1,366,278
Members’ redemptions	—	(944,617)	—	—	(944,617)
Organization and offering expenses	—	—	—	(610,669)	(610,669)
Organization and offering expenses allocated	—	(152,791)	—	152,791	—
Manager reimbursement for unallocated organization and offering cost on redemptions	—	—	—	38,410	38,410
Early withdrawal penalties	—	—	—	262	262
Balance at December 31, 2016	$1,408,185	$45,405,776	$69,965	$(1,698,731)	$43,777,010

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Statements of Cash Flows

For the Years Ended December 31, 2017 and 2016

	2017	2016
Operations
Interest received	$3,909,607	$2,608,518
Other loan income	23,038	15,178
Loan administrative fee reimbursed (paid)	21,274	21,044
Operations expense	(155,640)	(92,602)
Total cash provided by (used in) operations	3,798,279	2,552,138
Investing – loan principal/advances
Principal collected on loans	27,081,592	19,738,921
Loans originated	(42,726,883)	(32,502,176)
Loans sold to Affiliates	999,995	—
Advances (made) received on loans	10,560	(1,819)
Total cash provided by (used in) investing	(14,634,736)	(12,765,074)
Financing – members’ capital
Deposit on line of credit	2,400	(5,000)
Contributions by members, net
Contributions by members	22,214,654	13,976,288
Organization and offering expenses paid, net	(876,620)	(572,259)
Formation loan funding	(1,509,594)	(951,871)
Formation loan collected	235,143	173,811
Total cash provided by members, net	20,063,583	12,625,969
Distributions to members
Earnings distributed	(1,635,382)	(1,077,401)
Redemptions	(1,279,146)	(944,617)
Cash distributions to members	(2,914,528)	(2,022,018)
Total cash provided by (used in) financing	17,151,455	10,598,951
Net increase (decrease) in cash	6,314,998	386,015
Cash, beginning of period	2,194,854	1,808,839
Cash, end of period	$8,509,852	$2,194,854

	2017	2016
Net income	$3,869,045	$2,608,480
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of loan administrative fees	—	35,071
Change in operating assets and liabilities
Accrued interest	(122,101)	(110,557)
Receivable from affiliate	—	—
Loan administrative fees reimbursed (paid)	21,274	21,044
Accounts payable	—	—
Other	30,061	(1,900)
Total adjustments	(70,766)	(56,342)
Net cash provided by (used in) operations	$3,798,279	$2,552,138

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2017 and 2016

NOTE 1 – ORGANIZATION AND GENERAL

Redwood Mortgage Investors IX, LLC (RMI IX or the company) is a Delaware limited liability company formed in October 2008 to engage in business as a mortgage lender and investor by making and holding-for-investment mortgage loans secured by California real estate, primarily first and second deeds of trust.

The company’s primary investment objectives are to

•	yield a favorable rate of return from the company’s business of making and/or investing in loans;
•

preserve and protect the company’s capital by making and/or investing in loans secured by California real estate, preferably income-producing properties geographically situated in the San Francisco Bay Area and the coastal metropolitan regions of Southern California; and

•	generate and distribute cash flow from these mortgage lending and investing activities.

The ongoing sources of funds for loans are the proceeds (net of redemption of members’ capital) from

•	sale of members’ units (net of reimbursement to RMC of organization and offering expenses), including units sold by reinvestment of distributions;
•	loan payoffs;
•	borrowers’ monthly principal and interest payments; and
•	to a lesser degree and, if obtained, a line of credit.

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

The rights, duties and powers of the members and manager of the company are governed by the company’s operating agreement, the Delaware Limited Liability Company Act and the California Revised Uniform Limited Liability Company Act. Members should refer to the company’s operating agreement for complete disclosure of its provisions. Members representing a majority of the outstanding units may, without the concurrence of the manager, vote to: (i) dissolve the company, (ii) amend the operating agreement, subject to certain limitations, (iii) approve or disapprove the sale of all or substantially all of the assets of the company or (iv) remove or replace one or all of the manager. Where there is only one manager, a majority in interest of the members is required to elect a new manager to continue the company business after a manager ceases to be a manager due to its withdrawal.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2017 and 2016

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

Cash available for distributions allocable to members, other than those participating in the distribution reinvestment plan (DRIP) and the manager, is distributed at the end of each calendar month. Cash available for distribution allocable to members who participate in the DRIP is used to purchase additional units at the end of each calendar month. The manager’s allocable share of cash available for distribution is also distributed not more frequently than with cash distributions to members.

To determine the amount of cash to be distributed in any specific month, the company relies in part on its annual forecast of profits, which takes into account the difference between the forecasted and actual results in the prior year and RMC financial support and the requirement to maintain a cash reserve.

Distribution reinvestment plan

The DRIP provision of the operating agreement permits members to elect to have all or a portion of their monthly distributions reinvested in additional units. Members may withdraw from the DRIP with written notice.

Liquidity and unit redemption program

Because there are substantial restrictions on transferability of units, there is no established public trading and/or secondary market for the units and none is expected to develop. In order to provide liquidity to members, the company’s operating agreement includes a unit redemption program, whereby beginning one year from the date of purchase of the units, a member may redeem all or part of their units, subject to certain limitations.

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

December 31, 2017 and 2016

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

Unit sales commissions paid to broker-dealers/formation loan

Commissions for units sales to be paid to broker-dealers (B/D sales commissions) are paid by RMC and are not paid directly by the company out of offering proceeds. Instead, the company advances to RMC, from offering proceeds, amounts sufficient to pay the B/D sales commissions and premiums to be paid to investors.  Such advances in total may not exceed seven percent (7%) of offering proceeds. The receivable arising from the advances is unsecured, and non-interest bearing and is referred to as the “formation loan.” As of December 31, 2017 the company had made advances totaling $4,659,947, of which $3,777,088 remain outstanding on the formation loan.

Term of the company

The term of the company will continue until 2028, unless sooner terminated as provided in the operating agreement.

Ongoing public offering of units/ SEC Registrations

Proceeds from sales of units from inception (October, 2009) through December 31, 2017 are summarized below.

Proceeds
From investors - admitted	$63,913,357
From members under our DRIP	6,232,594
From premiums paid by RMC(1)	289,104
Gross proceeds from unit sales	$70,435,055

(1)

If a member acquired units through an unsolicited sale (i.e. without broker/dealer) the member’s capital account is credited with their capital contribution plus a premium paid by RMC equal to the amount of the sales commissions that otherwise would have been paid to a broker-dealer by RMC. This premium is reported in the year paid as taxable income to the member.

As of December 31, 2017, we had sold approximately 70,435,000 units– 39,407,000 units under our previous registration statements and approximately 31,028,000 units under our current registration statement which was effective on June 6, 2016. Gross proceeds from unit sales (including units issued under our distribution reinvestment plan) were approximately $70,435,000 -  $39,407,000 and $31,028,000, respectively, under our previous registration statements and our current registration statement.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2017 and 2016

Use of Proceeds from sale of units

The proceeds from the sale of the units will be used to

•	make additional loans;
•	fund working capital reserves;
•	pay RMC up to 4.5% of proceeds from sale of units for organization and offering expenses; and
•	fund a formation loan to RMC at up to 7% of proceeds from sale of units.

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

December 31, 2017 and 2016

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

December 31, 2017 and 2016

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

Interest is accrued daily based on the principal of the loans. Impaired loans continue to recognize interest income as long as the loan is in the process of collection and is considered to be well-secured. Impaired loans are placed on non-accrual status if 180 days delinquent or at the earlier of management’s determination that the primary source of repayment will come from the foreclosure and subsequent sale of the collateral securing the loan (which usually occurs when a notice of sale is filed) or when the loan is no longer considered well-secured. When a loan is placed on non-accrual status, the accrual of interest is discontinued; however, previously recorded interest is not reversed. A loan may return to accrual status when all delinquent interest and principal payments become current in accordance with the terms of the loan agreement.

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

December 31, 2017 and 2016

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

Recently issued accounting pronouncements

- Accounting and Financial reporting for Expected Credit Losses

The Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) that significantly changes how entities will account for credit losses for most financial assets that are not measured at fair value through net income. The new standard will supersede currently in effect guidance and applies to all entities. Entities will be required to use a current expected credit loss (CECL) model to estimate credit impairment. This estimate will be forward-looking, meaning management will be required to use forecasts about future economic conditions to determine the expected credit loss over the remaining life of an instrument. This will be a significant change from the current incurred credit loss model, and generally may result in allowances being recognized in earlier periods than under the current credit loss model.

RMI IX invests in real estate secured loans made with the expectation of zero credit losses as a result of substantial protective equity provided by the underlying collateral. For a loss to be recognized under the CECL or incurred loss model, if the lending/loan-to-value guidelines are followed effectively, an intervening, subsequent-to-loan-funding, event must negatively impact the value of the underlying collateral of the loan in an amount greater than the amount of protective equity provided by the collateral. Such an event would be either (or both) of:

•	an uninsured event(s) specifically impacting the collateral or
•	a non-temporary decline in values in the applicable real estate market.

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

- Accounting and Financial Reporting for Revenue Recognition

On May 28, 2014, FASB issued a final standard on revenue from contracts with customers. The standard issued as ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2017 and 2016

contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard is effective January 2018, and will be adopted using the modified retrospective approach.

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

RMC management’s evaluation is that the revenue standard will not have an impact on the company’s current revenue recognition policies. The scope of guidance is not applicable to financial instruments including loans and therefore will not have an impact on interest income or late fees.

NOTE 3 – MANAGER AND OTHER RELATED PARTIES

RMC’s allocated one percent (1%) of the profits and losses was $38,690 and $26,085 for 2017 and 2016, respectively. The manager, at its sole discretion, provided financial support that improved net income and the return to investors in both 2017 and 2016. Total support provided, as detailed below, was approximately $1,748,000 and $1,309,000 for 2017 and 2016, respectively.

At times, to enhance the company’s earnings, RMC has taken several actions, including:

•	charging less than the maximum allowable fees;
•	has not requested reimbursement of qualifying expenses; and/or,
•	paying company expenses, such as professional fees, that could have been obligations of the company.

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

Going forward, this support will be reduced and RMC expects support will ultimately cease.  Beginning in April 2018, the manager will no longer pay for our direct expenses, and intends, by the fourth quarter of 2018, to begin reducing fee waivers and commence collecting reimbursable expenses, so that by July 2019 the company will be paying RMC the fees it is entitled to under the operating agreement and reimbursing RMC for expenses attributable to the company.

Fees waived and costs reimbursements during 2017 are presented in the following table.

		Operating Expenses
	Loan Admin Fees	Mortgage Servicing Fee	Asset Management Fee	Cost Reimbursements	Professional Services	Other	Total
2017
Chargeable/reimbursable	$427,269	$116,289	$408,535	$541,686	$398,356	$40,972	$1,933,107
RMC Support
Waived	(427,269)	—	(408,535)	(541,686)	—	—	(1,377,490)
Cost absorbed by RMC	—	—	—	—	(335,303)	(34,715)	(370,018)
Total RMC support	(427,269)	—	(408,535)	(541,686)	(335,303)	(34,715)	(1,747,508)

Net charged	$—	$116,289	$—	$—	$63,053	$6,257	$185,599

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2017 and 2016

Fees waived and costs reimbursements during 2016 are presented in the following table.

		Operating Expenses
	Loan Admin Fees	Mortgage Servicing Fee	Asset Management Fee	Cost Reimbursements	Professional Services	Other	Total
2016
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

RMC, at its sole discretion, has elected to accept less than the maximum amount of the asset management fee. An increase or decrease in this fee within the limits set by the operating agreement directly impacts the yield to the members.  RMC intends to begin reducing these fee waivers by the fourth quarter of 2018.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2017 and 2016

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

RMC, at its sole discretion, has elected to request less than the maximum amount of reimbursement for operating expenses.  An increase or decrease in this reimbursement, within the limits set by the operating agreement, directly impacts the yield to the members. RMC intends to initiate collecting qualifying expenses by the fourth quarter of 2018.

•	Professional Services

Professional services consist primarily of legal, regulatory (including SEC/FINRA compliance) and audit and tax compliance expenses.

RMC, at its sole discretion, elected to reimburse the company for professional services (primarily audit and tax expense). An increase or decrease in reimbursements by RMC directly impacts the yield to the members. Beginning in April 2018, RMC will no longer provide reimbursements to the company for professional services.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2017 and 2016

Formation loan

Formation loan transactions are presented in the following table.

	2017	Since Inception
Balance, beginning of period	$2,519,438	$—
Formation loan advances to RMC	1,509,594	4,659,947
Payments received from RMC	(235,143)	(854,077)
Early withdrawal penalties applied	(16,801)	(28,782)
Balance, December 31, 2017	$3,777,088	$3,777,088
Subscription proceeds since inception		$67,176,564
Formation loan advance rate		7%

The future minimum payments on the formation loan of December 31, 2017 are presented in the following table.

2018	$377,709
2019	377,709
2020	377,709
2021	377,709
2022	377,709
Thereafter	1,888,543
Total	$3,777,088

RMC is required to make annual payments on the formation loan of one tenth of the principal balance outstanding at December 31 of the prior year. The formation loan is forgiven if the manager is removed and RMC is no longer receiving payments for services rendered.

Reimbursement and allocation of organization and offering expenses

RMC is reimbursed for, or the company may pay directly, organization and offering expenses (or O&O expenses) incurred in connection with the organization of the company or offering of the units including, without limitation, attorneys’ fees, accounting fees, printing costs and other selling expenses (other than sales commissions) in a total amount not exceeding 4.5% of the original purchase price of all units (other than DRIP units) sold in all offerings (hereafter, the “maximum O&O expenses”), and the manager pays any O&O expenses in excess of the maximum O&O expenses. For each calendar quarter or portion thereof after December 31, 2015, that a member holds units (other than DRIP units) and for a maximum of forty (40) such quarters, a portion of the O&O expenses borne by the company is allocated to and debited from that member’s capital account in an annual amount equal to 0.45% of the member’s original purchase price for those units, in equal quarterly installments of 0.1125% each commencing with the later of the first calendar quarter of 2016 or the first full calendar quarter after a member’s purchase of units, and continuing through the quarter in which such units are redeemed. If at any time the aggregate O&O expenses actually paid or reimbursed by the company since inception are less than the maximum O&O expenses, the company shall first reimburse the manager for any O&O expenses previously borne by it so long as it does not result in the company bearing more than the maximum O&O expenses, and any savings thereafter remaining shall be equitably allocated among (and serve to reduce any subsequent such cost allocations to) those members who have not yet received forty (40) quarterly allocations of O&O expenses, as determined in the good faith judgment of the manager. Any O&O expenses with respect to a member’s units that remain unallocated upon redemption of such units shall be reimbursed to the company by the manager.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2017 and 2016

Organization and offering expenses (O&O expenses) are summarized in the following table.

	2017	Since Inception
Balance, beginning of period	$1,698,731	$—
O&O expenses reimbursed to RMC	919,870	2,894,614
Early withdrawal penalties applied (1)	(10,658)	(18,515)
O&O expenses allocated	(229,366)	(382,157)
O&O expenses reimbursed by RMC (2)	(43,252)	(158,617)
Balance, end of period (3)(4)	$2,335,325	$2,335,325

(1)

Early withdrawal penalties collected are applied to the next installment of principal due under the formation loan and to reduce the amount owed to RMC for O&O expenses. The amounts credited will be determined by the ratio between the amount of the formation loan and the amount of offering costs incurred by the company.

(2)	RMC reimburses the company for any unallocated O&O expenses on units redeemed.
(3)	Proceeds from investors admitted to RMI IX were $63,913,357 through December 31, 2017. O&O expenses incurred by RMC and remaining to be reimbursed to RMC by RMI IX were $3,182,696.
(4)	Beginning in 2016, O&O expenses reimbursed to RMC by RMI IX are allocated to members’ capital accounts over 40 quarters.

NOTE 4 – LOANS

Loans generally are funded or acquired at a fixed interest rate with a loan term of up to five years. Loans acquired are generally done so within the first six months of origination, and purchased at the current par value, which approximates fair value. As of December 31, 2017, 86 of the company’s 93 loans (representing 97% of the aggregate principal of the company’s loan portfolio) have a loan term of five years or less from loan inception. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment penalty. As of December 31, 2017, 73 loans outstanding (representing 72% of the aggregate principal balance of the company’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity. The remaining loans provide for monthly payments of interest only, with principal due in full at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for 2017 and 2016.

	2017	2016
Principal, beginning of period	$40,123,393	$27,360,138
Loans funded	40,346,883	600,000
Loans acquired from affiliates	2,380,000	31,902,176
Loans sold to affiliates	(999,995)	—
Principal payments received	(27,081,592)	(19,738,921)
Principal, end of period	$54,768,689	$40,123,393

During 2017 and 2016, the company renewed six  and four loans, respectively, at then market terms, with an aggregate principal balance of approximately $1,823,000 and $1,807,000, which are not included in the activity shown in the table above.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2017 and 2016

Loan characteristics

Secured loans had the characteristics presented in the following table as of December 31, 2017 and 2016.

	December 31,	December 31,
	2017	2016
Number of secured loans	93	89
Secured loans – principal	$54,768,689	$40,123,393
Secured loans – lowest interest rate (fixed)	6.9%	7.0%
Secured loans – highest interest rate (fixed)	10.5%	10.0%

Average secured loan – principal	$588,911	$450,825
Average principal as percent of total principal	1.1%	1.1%
Average principal as percent of members’ capital	0.9%	1.0%
Average principal as percent of total assets	0.9%	1.1%

Largest secured loan – principal	$3,239,124	$1,350,000
Largest principal as percent of total principal	5.9%	3.4%
Largest principal as percent of members’ capital	5.0%	3.1%
Largest principal as percent of total assets	5.1%	3.2%

Smallest secured loan – principal	$52,562	$8,651
Smallest principal as percent of total principal	0.1%	0.1%
Smallest principal as percent of members’ capital	0.1%	0.1%
Smallest principal as percent of total assets	0.1%	0.1%

Number of counties where security is located (all California)	16	16
Largest percentage of principal in one county	22.6%	21.3%

Number of secured loans with filed notice of default	1	2
Secured loans in foreclosure – principal	$139,643	$890,470

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of December 31, 2017, the company’s largest loan with principal of $3,239,124 represents 5.9% of outstanding secured loans and 5.1% of company assets. The loan is secured by a single family residence (2-4 units) located in San Francisco County, bears an interest rate of 8.99% and matures on June 1, 2019.

As of December 31, 2017, the company had no outstanding construction or rehabilitation loans and no commitments to fund construction, rehabilitation or other loans.

In compliance with California laws and regulations, all borrower receipts are deposited into a bank trust account maintained by RMC and subsequently disbursed to the company after an appropriate holding period.  At December 31, 2017, the trust account held a balance relating to the company’s loan portfolio of $40,306, consisting of both interest and principal payments from borrowers, all of which was disbursed to the company on or before January 12, 2018.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2017 and 2016

Lien position

Secured loans had the following lien positions and are presented in the following table as of December 31, 2017 and 2016.

	December 31, 2017			December 31, 2016
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	60	$37,032,195	68%	63	$30,350,642	76%
Second trust deeds	33	17,736,494	32	26	9,772,751	24
Total secured loans	93	54,768,689	100%	89	40,123,393	100%
Liens due other lenders at loan closing		31,545,806			12,738,126
Total debt		$86,314,495			$52,861,519

Appraised property value at loan closing		$181,018,000			$123,709,057

Percent of total debt to appraised values (LTV) at loan closing(1)		53.5%			51.5%

(1)

Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table as of December 31, 2017 and 2016.

	December 31, 2017			December 31, 2016
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	67	$37,615,216	69%	63	$25,582,833	64%
Multi-family	5	2,164,861	4	5	3,211,380	8
Commercial	21	14,988,612	27	21	11,329,180	28
Total secured loan balance	93	$54,768,689	100%	89	40,123,393	100%

(2)

Single family property type as of December 31, 2017 consists of 10 loans with principal of $6,309,036 that are owner occupied and 57 loans with principal of $31,306,180 that are non-owner occupied. At December 31, 2016, single family property consisted of 9 loans with principal of $3,538,729 that were owner occupied and 54  loans with principal of $22,044,104 that were non-owner occupied.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2017 and 2016

Distribution by California counties

The distribution of secured loans by California counties is presented in the following table as of December 31, 2017 and 2016.

	December 31, 2017		December 31, 2016
	Principal	Percent	Principal	Percent
San Francisco Bay Area(3)
Alameda	$9,869,036	18.0%	$7,726,853	19.3%
San Francisco	8,338,720	15.1	6,913,534	17.2
San Mateo	7,800,549	14.2	4,644,731	11.6
Santa Clara	5,461,084	10.0	4,073,501	10.2
Contra Costa	1,511,195	2.8	989,994	2.5
Marin	—	—	377,241	0.9
Solano	109,443	0.2	1,820,336	4.5
Sonoma	—	—	8,652	0.1
	33,090,027	60.3	26,554,842	66.3
Other Northern California
Sacramento	850,000	1.6	—	—
Monterey	—	—	1,840,927	4.6
Placer	642,913	1.2	1,074,437	2.7
Yolo	174,758	0.3	156,810	0.4
San Joaquin	157,039	0.3	158,340	0.4
	1,824,710	3.4	3,230,514	8.1

Northern California Total	34,914,737	63.7	29,785,356	74.4

Los Angeles & Coastal
Los Angeles	12,357,456	22.6	8,547,567	21.3
San Diego	2,192,746	4.0	933,571	2.3
Orange	1,487,747	2.7	494,334	1.2
Santa Barbara	996,768	1.8	—	—
Ventura	350,000	0.6	—	—
	17,384,717	31.7	9,975,472	24.8
Other Southern California
San Bernardino	2,110,000	3.9	—	—
Riverside	359,235	0.7	362,565	0.8
	2,469,235	4.6	362,565	0.8

Southern California Total	19,853,952	36.3	10,338,037	25.6
Total Secured Loans	$54,768,689	100.0%	$40,123,393	100.0%

(3)Includes Silicon Valley

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2017 and 2016

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table as of December 31, 2017.

	Loans	Principal	Percent
2018	23	$17,233,659	31%
2019	32	23,080,445	42
2020	14	6,341,137	12
2021	8	3,503,114	6
2022	11	3,494,516	6
Thereafter	3	355,853	2
Total future maturities	91	54,008,724	99
Matured as of December 31, 2017	2	759,965	1
Total secured loan balance	93	$54,768,689	100%

Two loans with an aggregate principal balance of $759,965 were past maturity as of December 31, 2017. One loan, with a principal balance of $139,643 was 244 days delinquent and designated as impaired and in non-accrual status as of December 31, 2017. The other loan, with a principal balance of $620,322, matured on December 1, 2017, and management is in the process of extending the maturity with the borrower.

Loans may be repaid or refinanced before, at or after the contractual maturity date. On matured loans, the company may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

Delinquency

Secured loans summarized by payment delinquency are presented in the following table as of December 31, 2017 and 2016.

	December 31, 2017		December 31, 2016
	Loans	Amount	Loans	Amount
Past Due
30-89 days	3	$1,259,100	1	$377,241
90-179 days	—	—	2	890,470
180 or more days	1	139,643	—	—
Total past due	4	1,398,743	3	1,267,711
Current	89	53,369,946	86	38,855,682
Total secured loan balance	93	$54,768,689	89	$40,123,393

Interest in the amount of $6,959 and $31,761 was accrued for loans contractually 90 days or more delinquent as to principal or interest payments as of December 31, 2017 and 2016, respectively.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2017 and 2016

Loans in non-accrual status

Secured loans in nonaccrual status at December 31, 2017 and 2016, are summarized in the following table.

	December 31,	December 31,
	2017	2016
Number of loans	1	—
Principal	$139,643	$—
Advances	969	—
Accrued interest	11,025	—
Total recorded investment	$151,637	$—
Foregone interest	$—	$—

At December 31, 2017, no loans were contractually 90 or more days past due as to principal or interest and not in non-accrual status. At December 31, 2016, 2 loans with a principal balance of $890,470, were contractually 90 days or more delinquent and not in non-accrual status.

Impaired loans/allowance for loan losses

	December 31,	December 31,
	2017	2016
Principal	$139,643	$890,470
Recorded investment(4)	151,637	922,231
Impaired loans without allowance	151,637	922,231
Impaired loans with allowance	—	—
Allowance for loan losses, impaired loans	—	—

Number of Loans	1	2

(4)Recorded investments is the sum of principal, advances, and interest accrued for financial reporting purposes.

Impaired loans had average balances and interest income recognized and received in cash as presented in the following table as of and for the years ended December 31, 2017, and 2016.

	December 31,	December 31,
	2017	2016
Average recorded investment	$536,935	$461,116
Interest income recognized	8,602	31,761
Interest income received in cash	4,324	82,488

One and two loans with a principal balance of $139,643 and $890,470, respectively were designated as impaired at December 31, 2017 and 2016, respectively. No allowance for loan losses has been recorded as all loans were deemed to have protective equity (i.e., low loan-to-value ratio) such that collection is reasonably assured for amounts owing.

Modifications and troubled debt restructurings

No loan payment modifications were made during 2017 and 2016, and no modifications were in effect at December 31, 2017 and 2016.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2017 and 2016

Commitments/loan disbursements/construction and rehabilitation loans

As of December 31, 2017, the company had no construction loans outstanding. The company may make construction loans that are not fully disbursed at loan inception. Construction loans are determined by the manager to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multi-family properties. The company will approve and fund the construction loan up to a maximum loan balance. Disbursements will be made periodically as phases of the construction are completed or at such other times as the loan documents may require. Undisbursed construction funds will be held in escrow pending disbursement. Upon project completion, construction loans are reclassified as permanent loans. Funding of construction loans is limited to 10% of the loan portfolio.

At December 31, 2017, the company had no rehabilitation loans outstanding. The company may also make rehabilitation loans. A rehabilitation loan will be approved up to a maximum principal balance and, at loan inception, will be either fully or partially disbursed. If fully disbursed, a rehabilitation escrow account is established and advanced periodically as phases of the rehabilitation are completed or at such other times as the loan documents may require. If not fully disbursed, the rehabilitation loan will be funded from available cash balances and future cash receipts. The company does not maintain a separate cash reserve to fund undisbursed rehabilitation loan obligations. Rehabilitation loan proceeds are generally used to acquire and remodel single family homes for future sale or rental. Upon project completion, rehabilitation loans are reclassified as permanent loans. Funding of rehabilitation loans is limited to 15% of the loan portfolio.

Fair value

The company does not record its loans at fair value on a recurring basis. The recorded amount of the performing loans (i.e., the loan balance) is deemed to approximate fair value as is the loan balance of loans designated impaired for which a specific reserve has not been recorded (i.e., the loan is well collateralized such that the collection of the amount owed is assured, including foregone interest if any). Loans designated impaired (i.e., that are collateral dependent) are measured at fair value on a non-recurring basis. No assets or liabilities were measured at fair value on a non-recurring basis during the years ended December 31, 2017 and 2016.

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

December 31, 2017 and 2016

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

Commitments

The company had two contractual obligations as of December 31, 2017:

•	To reimburse RMC for O&O expenses (as of December 31, 2017, approximately $3,182,696 was to be reimbursed to RMC) contingent upon future sales of units; and
•	Redemptions of members' capital scheduled as of December 31, 2017, of $584,149, to be paid between 2018 and 2021.

Scheduled redemptions as of December 31, 2017 are presented in the following table.

2018	$556,983
2019	12,000
2020	12,000
2021	3,166
Total	584,149

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2017 and 2016

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

NOTE 6 – SUBSEQUENT EVENTS

Commencing with the March 2018 distribution, the company will reduce the net distribution rate to 6.0% from the previous 6.5% net distribution rate.  Commencing in April 2018, the manager will no longer pay for our direct expenses, and intends, by the fourth quarter of 2018, to begin reducing fee waivers and commence collecting reimbursable expenses, so that by July 2019 the company will be paying RMC the fees it is entitled to under the operating agreement and reimbursing RMC for expenses attributable to the company.  The distribution rate could decrease once RMC decreases and ultimately ceases providing financial support.

In addition, the company, along with RMC, is working with a nationally renowned professional services firm to commence selling loans to third parties, which the company believes it will be able to sell at a premium (i.e. profit to par).

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

As a limited liability company, we do not have a board of directors, nor, therefore, do we have an audit committee of the board of directors. Thus, there is not conventional independent oversight of the company’s financial reporting process. The manager, however, provides the equivalent functions of a board of directors and of an audit committee for, among other things, the following purposes:

•	Appointment; compensation, and review and oversight of the work of our independent public accountants; and
•	establishing and maintaining internal controls over our financial reporting.

RMC, as the manager, carried out an evaluation, with the participation of RMC's President (acting as principal executive officer/principal financial officer) of the effectiveness of the design and operation of the manager's controls and procedures over financial reporting and disclosure (as defined in Rule 13a-15 of the Exchange Act) for and as of the end of the period covered by this 2017 Annual Report on Form 10-K. Based upon that evaluation, RMC's principal executive officer/principal financial officer concluded that the manager's disclosure controls and procedures were effective as of December 31, 2017.

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

RMC, with the participation of RMC's principal executive officer/principal financial officer, conducted an evaluation of the effectiveness of the manager's internal control over financial reporting based on the Internal Control - Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, management concluded that its internal control over financial reporting was effective as of December 31, 2017.

Changes to Internal Control Over Financial Reporting

The conclusions that as of the quarters ended March 31, 2017, June 30, 2017, and as of December 31, 2016, that internal controls over financial reporting and disclosure controls and procedures were not effective were based upon then existing material weaknesses. The conclusion by RMC’s management as of December 31, 2016, did not preclude the company’s independent auditors from issuing an unqualified opinion on the 2016 financial statements included in the 2016 Annual Report on Form 10-K.

Beginning in 2014 and ongoing, RMC's management undertook a technology upgrade initiative. The objective of this program was to implement available, advanced -and proven - technologies to enable digital imaging and storage; concurrent, shared and remote processing; and more robust data management. These efforts culminated in the successful installation of and conversion to the Microsoft Dynamics general ledger and financial management software as of December 31, 2016.  MS Dynamics became the general ledger system of record on January 1, 2017.

Beginning in 2015, the manager enhanced its organizational effectiveness and oversight of its controls and procedures over financial reporting and disclosure by engaging legal and accounting firms with the appropriate financial, securities and/or regulatory expertise and experience to assist RMC’s Board of Directors and management in meeting their oversight and performance duties. These firms include:

•	the San Francisco office of an international law firm for SEC filings matters;
•	a second law firm recognized as expert in FINRA and state-securities law and regulation for securities and corporate governance matters;
•

two CPA firms headquartered in California – one for assistance with implementation of the MS Dynamics software and the 2017 internal control documentation, evaluation and testing in accordance with the COSO-2013 framework; the other for federal and California tax compliance; and

•	a national advisory firm for assistance in the determination of the fair value of membership unit values and the fair values of the assets and liabilities held by RMC’s affiliated mortgage funds.

The broad scope of the system and organization changes necessitated a comprehensive re-evaluation of the internal controls for 2017 using the COSO 2013 framework. As previously disclosed, a California- headquartered CPA firm has been assisting in the documentation and the testing of the entity-level and the significant process level controls for internal control over financial reporting. The firm is an experienced, subject-matter expert in both the implementation of the control and processing of MS Dynamics and in the required internal control analysis and testing required by SEC regulation, particularly as to the COSO 2013 framework, including applicable and appropriate consideration of the COBIT guidance.

Based on the completion of the actions described above, the manager concluded the material weaknesses identified at December 31, 2016, were remediated as of September 30, 2017, as summarized below.

-	Control Environment and Monitoring

The board of directors of RMC consists of the following officers of RMC:

•	Mr. Michael R. Burwell, RMC’s President, Secretary, Treasurer (who serves as the principal executive officer and principal financial officer);
•	Mr. Thomas R. Burwell, RMC’s Vice President of Investor Sales (the President's brother); and
•	Ms. Lorene A. Randich, RMC’s Vice President of Loan Production and Underwriting.

There is no independent board member with financial background and experience, which increases the risk of management override.

RMC’s management consulted with its securities law firms and other professionals, including a CPA firm with a practice in COSO 2013 documentation and evaluations of internal controls, to determine best practices applicable:

•	to the structure of RMC’s board given that the affiliated mortgage funds, including the company (and not RMC) are the SEC registrants; and
•

to any other changes, appropriate to enhance internal controls for public reporting entities (and/or their sponsors) such as RMI IX and RMC that are not subject to national securities exchange rules or other guidance.

RMC enhanced its organizational effectiveness and oversight of its financial reporting processes by engaging – on an ongoing basis, legal and accounting firms with the appropriate financial, securities and/or regulatory expertise and experience to assist RMC’s Board of Directors and management in meeting their oversight and performance duties. These firms include the San Francisco office of an international law firm for SEC filings matters and a second law firm recognized as expert in FINRA and state-securities law and regulation for securities and corporate governance matters; two CPA firms headquartered in California for assistance with implementation of MS Dynamics and completion of the 2017 COSO-2013 evaluation and testing. One of the CPA firms also provides advice regarding federal and California tax compliance; and we have engage a national advisory firm for assistance in the determination of the fair value of membership unit values and the fair values of the assets and liabilities held by RMC’s affiliated mortgage funds including the company.

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

The rights, duties and powers of the members and manager of the company are governed by the company’s operating agreement, the Delaware Limited Liability Company Act and the California Revised Uniform Limited Liability Company Act. Members should refer to the company’s operating agreement for complete disclosure of its provisions. Members representing a majority of the outstanding units may, without the concurrence of the manager, vote to:

•	dissolve the company;
•	amend the operating agreement, subject to certain limitations;
•	approve or disapprove the sale of all or substantially all of the assets of the company; or
•	remove or replace the manager.

Where there is only one manager, a majority in interest of the members is required to elect a new manager to continue the company business after a manager ceases to be a manager due to its withdrawal.

The Manager

Redwood Mortgage Corp.   Redwood Mortgage Corp. is a licensed real estate broker incorporated in 1978 under the laws of the State of California, and is engaged primarily in the business of arranging and servicing mortgage loans. Redwood Mortgage Corp. will act as the loan broker and servicing agent in connection with loans, as it has done on behalf of several other affiliate of mortgage funds formed by the manager.

Officers and Directors

Michael R. Burwell. Michael R. Burwell, age 61, President, Director, Chief Financial Officer, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-2011); President, Director, Chief Financial Officer and Secretary of Gymno Corporation (1986-September 2011) and, the manager of Gymno LLC, the entity into which Gymno Corporation was converted (September 2011- June 30, 2015); President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-September 2011); past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986). Mr. Burwell is licensed as a real estate sales person. Mr. Burwell was a general partner of each of the RMI, RMI II, RMI III, RMI IV, RMI V, RMI VI, and RMI VII limited partnerships. Mr. Burwell is a general partner of RMI VIII limited partnership. Mr. Burwell attended the University of California, at Davis from 1975-1979, playing NCAA soccer for three seasons.

Lorene A. Randich. Lorene A. Randich, age 60, joined Redwood Mortgage Corp. in 1991, and has served as a Director since November 2011. Ms. Randich has held the real estate broker’s license of record for Redwood Mortgage Corp. since November 2011. Since 2001, she has been Vice President of Loan Production and Underwriting. Ms. Randich has been a licensed real estate broker since 1996. She is a member of the National Association of Realtors, the California Mortgage Bankers Association, the California Association of Mortgage Professionals (Board Member–San Francisco/Peninsula Chapter) and the California Mortgage Association (Board Member and Education Committee Chairperson). Ms. Randich received a BA from UC Berkeley in 1980.

Thomas R. Burwell. Thomas R. Burwell, age 50, joined Redwood Mortgage Corp. in 2007 and has served as Marketing and Sales Director since 2012; Loan Officer-Builder Division Wells Fargo Bank, N.A (Westwood, CA 2005-2007); Loan Officer, Wells Fargo Bank, N.A. (Beverly Hills 2004-2005); Loan Officer Wells Fargo Bank, N.A. (New York, NY 2002-2004). Mr. Burwell is a member of the Financial Planning Association, San Francisco, CA. Mr. Burwell received a BA from the University of California at Davis in 1990. Mr. Burwell is a former ATP (Association of Tennis Professionals) world tour professional and was a NCAA Team and Individual Finalist, Team Captain, (Three-time) All-American, #1 Singles and #1 Doubles Player for University of California at Davis. Thomas R Burwell is the brother of Michael R. Burwell.

Financial Oversight by Manager

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

Code of Ethics

The manager has adopted a Code of Ethics applicable to the manager and to any agents, employees or independent contractors engaged by the manager to perform the functions of a principal financial officer, principal accounting officer or controller of the company, if any. You may obtain a copy of this Code of Ethics, without charge, upon request by calling our Investor Services Department at (650) 365-5341, option 5.

Item 11 – Executive Compensation

The company does not pay any compensation to the officers and directors of our manager for the services they provide to RMC.

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

Compensation of the Manager

The company’s operating agreement permits certain fees and cost reimbursements to be paid to the manager. See Note 3 (Manager and Other Related Parties) to the financial statements included in Part II, Item 8 of this report for a presentation of fees and cost reimbursements to the Manager, which presentation is incorporated herein by reference.

In addition to the fees and reimbursements paid by the company, RMC receives compensation directly from the borrowers, including brokerage commissions on loan originations. In 2017, RMC received brokerage commissions of $810,600 related to loan originations made by the company.

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

Item 13 – Certain Relationships and Related Transactions, and Director Independence

See Note 1 (Organization and General) and Note 3 (Manager and Other Related Parties) to the Financial Statements in Part II item 8, which describes certain relationships and related transactions and related party fees.

The company is managed externally and does not have the equivalent of independent directors.

See Note 3 (Manager and Other Related Parties) to the financial statements included in Part II, Item 8 of this report for amounts received by the manager in fiscal years 2017 and 2016. The tables in Note 3 also include certain professional service fees that the manager paid on behalf of the company.

Item 14 – Principal Accountant Fees and Services

Fees for services performed for the company by the principal accountant for 2017 and 2016 are as follows:

Audit Fees. The aggregate fees billed during 2017 and 2016 for professional services rendered for the audit of the company’s annual financial statements included in the company’s Annual Report on Form 10-K, review of financial statements included in the company’s Quarterly Reports on Form 10-Q and for services provided in connection with regulatory filings were approximately $193,600 and $162,000, respectively.

Audit Related Fees. There were no fees billed during 2017 and 2016 for audit-related services.

Tax fees. There were no fees billed during 2017 and 2016 for tax related services

All Other Fees. There were no other fees billed during 2017 and 2016.

All audit and non-audit services are approved by the manager prior to the accountant being engaged by the company.

Part IV

Item 15 – Exhibits and Financial Statement Schedules

A.	Documents filed as part of this report are incorporated:
1.	In Part II, Item 8 under A – Financial Statements.
2.	None.
3.	Exhibits.

Exhibit No.	Description of Exhibits

3.1	Ninth Amended and Restated Limited Liability Company Operating Agreement*

3.2	Certificate of Formation*

4.1	Subscription Agreement and Power of Attorney, including Special Notice for California Residents*

10.1	Form of Distribution Reinvestment Plan*

10.2	Loan Servicing Agreement*

10.3	Form of Note*

10.4	Form of Deed of Trust*

10.5	Form of Participating Broker-Dealer Agreement*

10.6	Form of Advisory Agreement**

10.7	Form of Formation Loan Promissory Note*

23.1	Consent of BDO LLP

31.1	Certification of Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the item under the corresponding exhibit number in the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2015 (File no. 000-55601).
**	Incorporated by reference to Exhibit 10.7 in the registrant’s quarterly report on Form 10-Q for the nine months ended September 30, 2016 (File no. 000-55601).

Item 16 – Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: April 02, 2018	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 2nd day of April, 2018.

Signature	Title

/s/ Michael R. Burwell	President, Secretary/Treasurer Redwood Mortgage Corp.
Michael R. Burwell	(Principal Executive, Financial and Accounting Officer); Director of Redwood Mortgage Corp.

/s/ Lorene A. Randich	Director of Redwood Mortgage Corp.
Lorene A. Randich

/s/ Thomas R. Burwell	Director of Redwood Mortgage Corp.
Thomas R. Burwell