Form 10-Q
period 2018-03-31
Redwood Mortgage Investors IX
filed 2018-05-11
CIK 1448038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC

Balance Sheets

March 31, 2018 (unaudited) and December 31, 2017 (audited)

	2018	2017
ASSETS
Cash and cash equivalents	$9,540,950	$8,509,852
Loans
Principal	57,865,391	54,768,689
Advances	16,637	13,989
Accrued interest	426,538	409,867
Loan balances secured by deeds of trust	58,308,566	55,192,545
Loan administrative fees, net	5,878	9,008
Total loans	58,314,444	55,201,553
Total assets	$67,855,394	$63,711,405

LIABILITIES, INVESTORS IN APPLICANT STATUS, AND MEMBERS’ CAPITAL
Liabilities
Accounts payable and accrued liabilities	$36,139	$180

Investors in applicant status	4,415,358	3,270,312

Members’ capital, net	67,537,728	64,218,001
Receivable from manager (formation loan)	(4,133,831)	(3,777,088)
Members’ capital, net, less formation loan	63,403,897	60,440,913
Total liabilities, investors in applicant status and members’ capital	$67,855,394	$63,711,405

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Income

For the Three Months Ended March 31, 2018 and 2017 (unaudited)

	2018	2017
Revenues, net
Interest income	$1,177,732	$835,980
Late fees	4,711	6,189
Total revenues	1,182,443	842,169

Provision for loan losses	—	—

Operations Expense
Mortgage servicing fees	35,184	24,310
Asset management fees, net (Note 3)	—	—
Costs from Redwood Mortgage Corp., net (Note 3)	—	—
Professional services, net (Note 3)	4,685	—
Other	85	1,039
Total operations expense	39,954	25,349
Net income	$1,142,489	$816,820
Members (99%)	1,131,064	808,652
Managers (1%)	11,425	8,168
	$1,142,489	$816,820

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statement of Changes in Members’ Capital

For the Three Months Ended March 31, 2018 (unaudited)

		Members' Capital, net
	Investors In Applicant Status	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at December 31, 2017	$3,270,312	$66,450,424	$102,902	$(2,335,325)	$64,218,001
Contributions on application	4,313,438	—	—	—	—
Contributions admitted to members' capital	(3,193,207)	3,193,207	3,200	—	3,196,407
Premiums paid on application by RMC	31,920	—	—	—	—
Premiums admitted to members' capital	(7,105)	7,105	—	—	7,105
Net income	—	1,131,064	11,425	—	1,142,489
Earnings distributed to members	—	(1,090,347)	—	—	(1,090,347)
Earnings distributed used in DRIP	—	598,278	—	—	598,278
Members’ redemptions	—	(403,400)	—	—	(403,400)
Organization and offering expenses	—	—	—	(143,694)	(143,694)
Organization and offering expenses allocated	—	(70,208)	—	70,208	—
Manager reimbursement	—	—	—	12,193	12,193
Early withdrawal penalties	—	—	—	696	696
Balance at March 31, 2018	$4,415,358	$69,816,123	$117,527	$(2,395,922)	$67,537,728

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Three Months Ended March 31, 2018 and 2017 (unaudited)

	2018	2017
Operations
Interest received	$1,161,061	$837,318
Other loan income	4,711	6,189
Loan administrative fee reimbursed (paid)	3,130	9,464
Operations expense	(2,453)	(24,476)
Total cash provided by (used in) operations	1,166,449	828,495
Investing – loan principal/advances
Principal collected on loans	12,739,617	5,236,520
Loans originated	(9,946,500)	(8,607,733)
Loans acquired from affiliates	(5,889,819)	—
Advances (made) received on loans	(2,648)	(9,141)
Total cash provided by (used in) investing	(3,099,350)	(3,380,354)
Financing – members’ capital
Contributions by members, net
Contributions by members	4,348,762	4,542,913
Organization and offering expenses paid, net	(131,500)	(166,756)
Formation loan funding	(357,794)	(315,951)
Total cash provided by members, net	3,859,468	4,060,206
Distributions to members
Earnings distributed	(492,069)	(334,640)
Redemptions	(403,400)	(400,310)
Cash distributions to members	(895,469)	(734,950)
Total cash provided by (used in) financing	2,963,999	3,325,256
Net increase (decrease) in cash	1,031,098	773,397
Cash, beginning of period	8,509,852	2,194,854
Cash, end of period	$9,540,950	$2,968,251

Reconciliation of net income to net cash provided by (used in) operating activities

	2018	2017
Net income	$1,142,489	$816,820
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Change in operating assets and liabilities
Accrued interest	(16,672)	1,338
Loan administrative fees reimbursed (paid)	3,130	9,464
Accounts payable	35,754	—
Other	1,748	873
Total adjustments	23,960	11,675
Net cash provided by (used in) operating activities	$1,166,449	$828,495

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2018 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL

In the opinion of the manager, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the fiscal year December 31, 2017 filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three month period ended March 31, 2018 are not necessarily indicative of the operations results to be expected for the full year.

Redwood Mortgage Investors IX, LLC (RMI IX or the company) is a Delaware limited liability company formed in October 2008 to engage in business as a mortgage lender and investor by making and holding-for-investment mortgage loans secured by California real estate, primarily through first and second deeds of trust.

The company’s primary investment objectives are to:

•	yield a favorable rate of return from the company’s business of making and/or investing in loans;
•

preserve and protect the company’s capital by making and/or investing in loans secured by California real estate, preferably income-producing properties geographically situated in the San Francisco Bay Area and the coastal metropolitan regions of Southern California; and,

•	generate and distribute cash flow from these mortgage lending and investing activities.

The ongoing sources of funds for loans are the proceeds (net of redemption of members’ capital) from:

•	sale of members’ units (net of reimbursement to RMC of organization and offering expenses), including units sold by reinvestment of distributions;
•	loan payoffs;
•	borrowers’ monthly principal and interest payments; and,
•	to a lesser degree and, if obtained, a line of credit.

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

The company is externally managed by Redwood Mortgage Corp. (RMC or the manager). The manager is solely responsible for managing the business and affairs of the company, subject to the voting rights of the members on specified matters. The manager acting alone has the power and authority to act for and bind the company. RMC provides the personnel and services necessary for us to conduct our business as we have no employees of our own. The mortgage loans the company funds and/or invests in are arranged and generally are serviced by RMC. The manager is required to contribute to capital one tenth of one percent (0.1%) of the aggregate capital accounts of the members.

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

March 31, 2018 (unaudited)

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

To determine the amount of cash to be distributed in any specific month, the company relies in part on its annual forecast of profits, which takes into account the difference between the forecasted and actual results in the year and the requirement to maintain a cash reserve. For the three months ended March 31, 2018, earnings (estimated) allocated to member accounts was $1,160,555 and net income available to members (actual) was $1,131,064. The difference between earnings allocated and net income available to members of $29,491 is anticipated to be offset in the remaining quarters of 2018.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2018 (unaudited)

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

Unit sales commissions paid to broker-dealers/formation loan

Commissions for unit sales to be paid to broker-dealers (B/D sales commissions) are paid by RMC and are not paid directly by the company out of offering proceeds. Instead, the company advances to RMC, from offering proceeds, amounts sufficient to pay the B/D sales commissions and premiums to be paid to investors. Such advances in total may not exceed seven percent (7%) of offering proceeds. The receivable arising from the advances is unsecured, and non-interest bearing and is referred to as the “formation loan.” As of March 31, 2018 the company had made such advances of $5,017,741, of which $4,133,831 remains outstanding on the formation loan.

Term of the company

The term of the company will continue until 2028, unless sooner terminated as provided in the operating agreement.

Ongoing public offering of units/ SEC Registrations

Gross proceeds from sales of units from inception (October, 2009) through March 31, 2018 are summarized below.

Proceeds
From investors - admitted	$67,106,564
From members under our DRIP	6,830,872
From premiums paid by RMC(1)	296,209
Total proceeds from unit sales	$74,233,645

(1)

If a member acquired units through an unsolicited sale (i.e. without broker/dealer) the member’s capital account is credited with their capital contribution plus a premium paid by RMC equal to the amount of the sales commissions that otherwise would have been paid to a broker-dealer by RMC. This premium is reported in the year paid as taxable income to the member.

As of March 31, 2018, we had sold approximately 74,234,000 units– 39,407,000 units under our previous registration statements and approximately 34,827,000 units under our current registration statement which was effective on June 6, 2016. Correspondingly, gross proceeds from unit sales at $1 per unit (including units issued under our distribution reinvestment plan) were approximately $39,407,000 and $34,827,000, respectively.

Use of Proceeds from sale of units

We will use the proceeds from the sale of the units to:

•	make additional loans;
•	fund working capital reserves;
•	pay RMC up to 4.5% of proceeds from sale of units for organization and offering expenses; and,

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2018 (unaudited)

•	fund a formation loan to RMC at up to 7% of proceeds from sale of units.

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

March 31, 2018 (unaudited)

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

Interest is accrued daily based on the principal of the loans. Impaired loans continue to recognize interest income as long as the loan is in the process of collection and is considered to be well-secured. Impaired loans are placed on non-accrual status if 180 days delinquent or at the earlier of management’s determination that the primary source of repayment will come from the foreclosure and subsequent sale of the collateral securing the loan (which usually occurs when a notice of sale is filed) or when the loan is no longer considered well-secured. When a loan is placed on non-accrual status, the accrual of interest is discontinued; however, previously recorded interest is not reversed. A loan may return to accrual status when all delinquent interest and principal payments become current in accordance with the terms of the loan agreement

Loan administrative fees paid to RMC for loans funded or invested in by the company are capitalized and amortized over the life of the loan on a straight-line method which approximates the effective interest method.

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

Notes to Financial Statements

March 31, 2018 (unaudited)

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

March 31, 2018 (unaudited)

-Accounting and Financial Reporting for Revenue Recognition

On May 28, 2014, FASB issued a final standard on revenue from contracts with customers. The standard issued as ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard is effective January 1, 2018, and has been adopted using the modified retrospective approach.

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

Adoption of the revenue standard did not have an impact on the company’s current revenue recognition policies since the scope of guidance is not applicable to financial instruments including loans and therefore did not have an impact on the recognition of interest income or late fees.

NOTE 3 – MANAGER AND OTHER RELATED PARTIES

RMC’s allocated one percent (1%) of the profits and losses was $11,425 and $8,168 for the three months ended March 31, 2018 and 2017, respectively. The manager, at its sole discretion, provided financial support that improved net income and the return to investors in both 2018 and 2017. Total support provided, as detailed below, was approximately $628,000 and $401,000 for the three months ended March 31, 2018 and 2017, respectively.

At times, to enhance the company’s earnings, RMC has taken several actions, including:

•	charging less than the maximum allowable fees;
•	not requesting reimbursement of qualifying expenses; and/or,
•	paying company expenses, such as professional fees, that could have been obligations of the company.

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

Going forward, this support will be reduced and RMC expects support will ultimately cease.  Beginning in April 2018, the manager will no longer pay for company expenses, and intends, by the fourth quarter of 2018, to begin reducing fee waivers and commence collecting reimbursable expenses, so that by July 2019 the company will be paying RMC the fees it is entitled to under the operating agreement and reimbursing RMC for expenses attributable to the company.

Fees waived and costs reimbursements for the three months ended March 31, 2018 are presented in the following table.

		Operating Expenses
	Loan Admin Fees	Mortgage Servicing Fees	Asset Management Fee	Cost Reimbursements	Professional Services	Other	Total

Chargeable/reimbursable	$158,363	$35,184	$127,844	$184,149	$147,837	$14,332	$667,709
RMC Support
Waived	(158,363)	—	(127,844)	(184,149)	—	—	(470,356)
Cost Absorbed by RMC	—	—	—	—	(143,152)	(14,247)	(157,399)
Total RMC Support	(158,363)	—	(127,844)	(184,149)	(143,152)	(14,247)	(627,755)

Net charged	$—	$35,184	$—	$—	$4,685	$85	$39,954

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2018 (unaudited)

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2018 (unaudited)

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

In the ordinary course of business, performing loans may be assigned, in-part or in-full, between the affiliated mortgage funds at par. During the three months ended March 31, 2018, Redwood Mortgage Investors VIII, LP, an affiliated mortgage fund, assigned to the company two performing loans in-full at par value of approximately $5,890,000. The company paid cash for the loans and the affiliated mortgage fund has no continuing obligation or involvement on the loans assigned to the company. There were no loans assigned during the three months ended March 31, 2017.

Formation loan

Formation loan transactions are presented in the following table.

	For the three months ended	Since Inception
Balance, beginning of period	$3,777,088	$—
Formation loan advances to RMC	357,794	5,017,741
Payments received from RMC	—	(854,077)
Early withdrawal penalties applied	(1,051)	(29,833)
Balance, March 31, 2018	$4,133,831	$4,133,831
Subscription proceeds since inception		$71,490,002
Formation loan advance rate		7%

The future minimum payments on the formation loan as of March 31, 2018 are presented in the following table.

2018	$377,709
2019	377,709
2020	377,709
2021	377,709
2022	377,709
Thereafter	2,245,286
Total	$4,133,831

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2018 (unaudited)

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

Organization and offering expenses (O & O expenses) are summarized in the following table.

	2018	Since Inception
Balance, January 1	$2,335,325	$—
O&O expenses reimbursed to RMC	143,694	3,038,308
Early withdrawal penalties applied (1)	(696)	(19,211)
O&O expenses allocated(2)	(70,208)	(452,365)
O&O expenses reimbursed by RMC (3)	(12,193)	(170,810)
Balance, March 31 (4)	$2,395,922	$2,395,922

(1)

Early withdrawal penalties collected are applied to the next installment of principal due under the formation loan and to reduce the amount owed to RMC for O&O expenses. The amounts credited will be determined by the ratio between the amount of the formation loan and the amount of offering costs incurred by the company.

(2)	Beginning in 2016, O&O expenses reimbursed to RMC by RMI IX are allocated to members’ capital accounts over 40 quarters
(3)	RMC reimburses the company for any unallocated O&O expenses on units redeemed.
(4)	Proceeds from investors admitted to RMI IX were $67,106,564 through March 31, 2018. O&O expenses incurred by RMC and remaining to be reimbursed to RMC by RMI IX were $3,210,028.

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years.  Loans acquired are generally done so within the first six months of origination, and purchased at the current par value, which approximates fair value. As of March 31, 2018, 87 of the company’s 93 loans (representing 98% of the aggregate principal of the company’s loan portfolio) have a loan term of five years or less from loan inception. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment penalty provision. As of March 31, 2018, 69 loans outstanding (representing 67% of the aggregate principal balance of the company’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity. The remaining loans provide for monthly payments of interest only, with the principal balance due at maturity.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2018 (unaudited)

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the three months ended March 31, 2018.

2018
Principal, January 1	$54,768,689
Loans funded	9,946,500
Loans acquired from affiliates	5,889,819
Principal payments received	(12,739,617)
Principal, March 31	$57,865,391

During the three months ended March 31, 2018, the company renewed 4 loans, at then market terms, with an aggregate principal balance of $1,324,473, which are not included in the activity shown above.

Loan characteristics

Secured loans had the characteristics presented in the following table.

	March 31,	December 31,
	2018	2017
Number of secured loans	93	93
Secured loans – principal	$57,865,391	$54,768,689
Secured loans – lowest interest rate (fixed)	6.9%	6.9%
Secured loans – highest interest rate (fixed)	10.5%	10.5%

Average secured loan – principal	$622,209	$588,911
Average principal as percent of total principal	1.1%	1.1%
Average principal as percent of members’ capital	0.9%	0.9%
Average principal as percent of total assets	0.9%	0.9%

Largest secured loan – principal	$3,200,000	$3,239,124
Largest principal as percent of total principal	5.5%	5.9%
Largest principal as percent of members’ capital	4.7%	5.0%
Largest principal as percent of total assets	4.7%	5.1%

Smallest secured loan – principal	$94,425	$52,562
Smallest principal as percent of total principal	0.2%	0.1%
Smallest principal as percent of members’ capital	0.1%	0.1%
Smallest principal as percent of total assets	0.1%	0.1%

Number of California counties where security is located	17	16
Largest percentage of principal in one California county	18.8%	22.6%

Number of secured loans with filed notice of default	1	1
Secured loans in foreclosure – principal	$139,162	$139,643

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of March 31, 2018, the company’s largest loan with principal of $3,200,000 represents 5.5% of outstanding secured loans and 4.7% of company assets. The loan is secured by a retail-office property located in Los Angeles County, bears an interest rate of 8.75% and matures on November 1, 2018. As of March 31, 2018, the company had 1 loan with a notice of default filed.

In compliance with California laws and regulations, all borrower receipts are deposited into a bank trust account maintained by RMC and subsequently disbursed to the company after an appropriate holding period. At March 31, 2018, the trust account held a balance

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2018 (unaudited)

relating to the company’s loan portfolio of $50,209, consisting of both interest and principal payments from borrowers, all of which was disbursed by April 13, 2018.

Lien position

Secured loans had the lien positions presented in the following table.

	March 31, 2018			December 31, 2017
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	56	$35,087,060	61%	60	$37,032,195	68%
Second trust deeds	37	22,778,331	39	33	17,736,494	32
Total secured loans	93	57,865,391	100%	93	54,768,689	100%
Liens due other lenders at loan closing		37,901,684			31,545,806
Total debt		$95,767,075			$86,314,495

Appraised property value at loan closing		$197,444,000			$181,018,000

Percent of total debt to appraised values (LTV) at loan closing(1)		53.7%			53.5%

(1)

Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table.

	March 31, 2018			December 31, 2017
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	65	$37,929,509	66%	67	$37,615,216	69%
Multi-family	8	5,337,203	9	5	2,164,861	4
Commercial	20	14,598,679	25	21	14,988,612	27
Total secured loan balance	93	$57,865,391	100%	93	54,768,689	100%

(2)

Single family property type as of March 31, 2018 consists of 11 loans with principal of $6,506,239 that are owner occupied and 54 loans with principal of $31,423,270 that are non-owner occupied.  At December 31, 2017, single family property consisted of 10 loans with principal of $6,309,036 that are owner occupied and 57 loans with principal of $31,306,180 that are non-owner occupied.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2018 (unaudited)

Distribution of loans within California

The distribution of secured loans outstanding by California counties is presented in the following table as of March 31, 2018, and December 31, 2017.

	March 31, 2018		December 31, 2017
	Principal	Percent	Principal	Percent
San Francisco Bay Area(3)
Alameda	$8,993,618	15.5%	$9,869,036	18.0%
San Mateo	8,554,723	14.8	7,800,549	14.2
San Francisco	7,755,285	13.4	8,338,720	15.1
Santa Clara	7,111,703	12.3	5,461,084	10.0
Sonoma	1,285,000	2.2	—	—
Contra Costa	1,064,345	1.8	1,511,195	2.8
Solano	—	—	109,443	0.2
	34,764,674	60.0	33,090,027	60.3

Other Northern California
Sacramento	850,000	1.5	850,000	1.6
Placer	641,571	1.1	642,913	1.2
Yolo	169,915	0.3	174,758	0.3
San Joaquin	156,696	0.3	157,039	0.3
	1,818,182	3.2	1,824,710	3.4

Northern California Total	36,582,856	63.2	34,914,737	63.7

Los Angeles & Coastal
Los Angeles	10,871,240	18.8	12,357,456	22.6
Orange	4,594,372	7.9	1,487,747	2.7
San Diego	2,004,547	3.5	2,192,746	4.0
Santa Barbara	994,774	1.7	996,768	1.8
Ventura	349,291	0.6	350,000	0.6
	18,814,224	32.5	17,384,717	31.7

Other Southern California
San Bernardino	2,110,000	3.7	2,110,000	3.9
Riverside	358,311	0.6	359,235	0.7
	2,468,311	4.3	2,469,235	4.6

Southern California Total	21,282,535	36.8	19,853,952	36.3
Total Secured Loans	$57,865,391	100.0%	$54,768,689	100.0%

(3)	Includes Silicon Valley

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2018 (unaudited)

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table as of March 31, 2018.

	Loans	Principal	Percent
2018(4)	13	$15,156,189	26%
2019	37	25,167,665	43
2020	18	8,254,558	14
2021	9	4,244,110	7
2022	11	3,469,122	6
Thereafter	4	1,434,585	3
Total future maturities	92	57,726,229	99
Matured as of March 31, 2018	1	139,162	1
Total secured loan balance	93	$57,865,391	100%

(4)	Loans maturing in 2018 from April 1 to December 31.

One loan with a principal balance of $139,162 was past maturity as of March 31, 2018. The loan was 334 days delinquent and designated as impaired and in non-accrual status at March 31, 2018.

Loans may be repaid or refinanced before, at or after the contractual maturity date.  On matured loans, the company may continue to accept payments while pursuing collection of amounts owed from borrowers.  Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

Delinquency

Secured loans summarized by payment delinquency are presented in the following table as of March 31, 2018 and December 31, 2017.

	March 31, 2018		December 31, 2017
	Loans	Amount	Loans	Amount
Past Due
30-89 days	4	$1,324,345	3	$1,259,100
90-179 days	—	—	—	—
180 or more days	1	139,162	1	139,643
Total past due	5	1,463,507	4	1,398,743
Current	88	56,401,884	89	53,369,946
Total secured loan balance	93	$57,865,391	93	$54,768,689

Loans in non-accrual status

	March 31, 2018	December 31, 2017
Number of loans	$1	$1
Principal investment	139,162	139,643
Advances	4,369	969
Accrued Interest	8,874	11,025
Total recorded investment	$152,405	$151,637
Foregone interest	$7,535	$4,306

At March 31, 2018, and December 31, 2017, no loans were 90 or more days past due as to principal or interest and not in non-accrual status.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2018 (unaudited)

Impaired loans/allowance for loan losses

	March 31, 2018	December 31, 2017
Principal	$139,162	$139,643
Recorded investment(5)	152,405	151,637
Impaired loans without allowance	152,405	151,637
Impaired loans with allowance	—	—
Allowance for loan losses, impaired loans	—	—

Number of loans	1	1

(5)Recorded investment is the sum of the principal, advances, and interest accrued for financial reporting purposes.

One loan was designated as impaired at March 31, 2018 and at December 31, 2017. No allowance for loan losses has been recorded as all loans were deemed to have protective equity (i.e., low loan-to-value ratio) such that collection is reasonably assured for all amounts owing.

Impaired loans had average balances and interest income recognized and received in cash as presented in the following tables as of and for the three months ended March 31, 2018 and the year ended December 31, 2017.

	March 31, 2018	December 31, 2017
Average recorded investment	$152,021	$536,934
Interest income recognized	—	8,602
Interest income received in cash	3,224	4,342

Modifications and troubled debt restructurings

No loan payment modifications were made during three months ended March 31, 2018, and December 31, 2017, and no modifications were in effect at March 31, 2018 and December 31, 2017.

Commitments/loan disbursements/construction and rehabilitation loans

As of March 31, 2018, the company had no construction loans outstanding. The company may make construction loans that are not fully disbursed at loan inception. Construction loans are determined by the manager to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multi-family properties. The company will approve and fund the construction loan up to a maximum loan balance. Disbursements will be made periodically as phases of the construction are completed or at such other times as the loan documents may require. Undisbursed construction funds will be held in escrow pending disbursement. Upon project completion, construction loans are reclassified as permanent loans. Funding of construction loans is limited to 10% of the loan portfolio.

At March 31, 2018, the company had no rehabilitation loans outstanding. The company may also make rehabilitation loans. A rehabilitation loan will be approved up to a maximum principal balance and, at loan inception, will be either fully or partially disbursed. If fully disbursed, a rehabilitation escrow account is established and advanced periodically as phases of the rehabilitation are completed or at such other times as the loan documents may require. If not fully disbursed, the rehabilitation loan will be funded from available cash balances and future cash receipts. The company does not maintain a separate cash reserve to fund undisbursed rehabilitation loan obligations. Rehabilitation loan proceeds are generally used to acquire and remodel single family homes for future sale or rental. Upon project completion, rehabilitation loans are reclassified as permanent loans. Funding of rehabilitation loans is limited to 15% of the loan portfolio.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2018 (unaudited)

Fair Value

The company does not record its loans at fair value on a recurring basis. The recorded amount of the performing loan (i.e., the loan balance) is deemed to approximate fair value as is the loan balance of loans designated impaired for which a specific reserve has not been recorded (i.e., the loan is well collateralized such that collection of the amount owed is assured, including forgone interest if any). Loans designated impaired (i.e., that are collateral dependent) are measured at fair value on a non-recurring basis. No assets or liabilities were measured at fair value on a non-recurring basis at and for the periods ended March 31, 2018 or December 31, 2017.

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

March 31, 2018 (unaudited)

Commercial land – Commercial land has many variations/uses, thus requiring management to employ a variety of methods depending upon the unique characteristics of the subject land. Management may rely on information in the form of a sale comparison analysis (where adequate sale comps are available), brokers’ opinion of value, or appraisal.

NOTE 5 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

Commitments

The company had two contractual obligations as of March 31, 2018:

•	To reimburse RMC for O&O expenses (as of March 31, 2018, $3,210,028 was to be reimbursed to RMC) contingent upon future sales of units; and,
•	Redemptions of members' capital scheduled of $393,124, to be paid between 2018 and 2021.

Scheduled redemptions as of March 31, 2018 are presented in the following table.

2018	$365,958
2019	12,000
2020	12,000
2021	3,166
Total	$393,124

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

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission (or SEC). The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operations results to be expected for the full year.

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

Overview

Redwood Mortgage Investors IX, LLC (we, RMI IX or the company) is a Delaware limited liability company formed in October 2008 to engage in business as a mortgage lender and investor by making and holding-for-investment loans secured by California real estate, primarily through first and second deeds of trust. The company is externally managed. Redwood Mortgage Corp. (RMC, the manager or management) is the manager of the company.

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

Ongoing public offering of units/ SEC Registrations

In June, 2016, the company’s Registration Statement on Form S-11 filed with the SEC (SEC File No. 333-208315) to offer up to 120,000,000 units ($120,000,000) to the public and 20,000,000 units ($20,000,000) to its members pursuant to the DRIP became effective and continues for up to three (3) years thereafter. As of March 31, 2018, we had sold approximately 74,234,000 units – 39,407,000 units under our previous registration statements and 34,827,000 units under our current registration which is effective as of June 2016. Correspondingly, gross proceeds from unit sales at $1 per unit (including units issued under our distribution reinvestment plan) were approximately $39,407,000 and $34,827,000, respectively.

The units have been registered pursuant to Section 12(g) of the Exchange Act of 1934 (or the Exchange Act). Such registration of the units, along with the satisfaction of certain other requirements under ERISA, enables the units to qualify as “publicly-offered securities” for purposes of ERISA and regulations issued thereunder. By satisfying those requirements, the underlying assets of the company should not be considered assets of a “benefit plan investor” (as defined under ERISA) by virtue of the investment by such benefit plan investor in the units.

The following summarizes the proceeds from sales of units, from inception (October, 2009) through March 31, 2018.

Proceeds
From investors - admitted	$67,106,564
From members under our DRIP	6,830,872
From premiums paid by RMC(1)	296,209
Total proceeds from unit sales	$74,233,645
(1)

If a member acquired units through an unsolicited sale (i.e. without broker/dealer) the member’s capital account is credited with their capital contribution plus a premium paid by RMC equal to the amount of the sales commissions that otherwise would have been paid to a broker-dealer by RMC. This premium is reported in the year paid as taxable income to the member.

The proceeds from the sales of the units will not be segregated but will be commingled with the company’s cash. The ongoing sources of funds for loans are the proceeds from:

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

Results of Operations

General economic conditions – California

All of our mortgage loans are secured by California real estate. Our secured-loan investment activity and the value of the real estate securing our loans is significantly dependent on economic activity and employment conditions in the state. Wells Fargo’s Economics Group periodically provides timely, relevant information and analysis in its commentary and reports regarding California’s employment and economic conditions. Highlights from a recently issued report from Wells Fargo Securities Economic Group is presented below.

In the publication “California Gets a Jump on 2018” dated March 9, 2018:

“Nonfarm employment fell for the second month in a row in California, as employers cut a net 7,300 jobs during March. The drop follows a 5,200-job decline in February. Despite the declines, employment remains up solidly on a year-to-year basis, climbing 2.1 percent and posting a net gain of 345,200 jobs. California’s unemployment rate was unchanged in March at 4.3 percent, which matches its modern era low. The number of employed Californians has increased 1.5 percent over the past year, or more than three times faster than the labor force has risen. The number of unemployed has fallen 17.1 percent over the past year.”

“The recent pullback in nonfarm employment may simply be statistical noise. The monthly data can bounce around quite a bit, and the October to January period averaged close to 50,000 net new jobs per month. Taking the past six months together, the monthly average gain is now 30,400 jobs, which is more in line with the year-to-year trend. Most major industry categories posted declines during March, led by other services, retail trade, financial activities and management of companies. The softness in these four sectors may be more problematic than the slowing of the overall data. The most common occupations in the other services category are car detailers, automotive technicians, hair stylists, manicurists and parking lot attendants–most of which, with the exception of automotive technicians, are relatively low paid jobs that earn less than $25,000 a year. Workers in these fields are increasingly leaving the state as it has become exceptionally difficult for them to afford to live in California. The tighter labor market may also be opening the door for workers in lower-paying occupations to land jobs in higher paying fields. Workers in lower-paying occupations in retail trade and financial services are also increasingly being priced out of the state, while the drop in jobs in management of companies, which has fallen in 8 of the past 12 months and is down 0.4 percent year-to-year, likely reflects the relocation of corporate offices and headquarters to other states. Even companies that are staying in California are increasingly moving administrative functions to lower cost areas in Arizona, Nevada, Utah, Texas and the Southeast.”

“California’s education & health services sector has supplied some of the strongest year-over-year payroll growth in the state at 3.3 percent, second only to the much smaller construction industry. The 88,000 jobs added in education and health care account for one quarter of the jobs added in California during the past year, with most of the gain coming in health care and social assistance.”

“Health care is an important driver of the California economy according to the recently-released Occupational Employment Statistics, which provides annual detail on payrolls and average earnings for occupations within major industries. According to the report, the healthcare and social assistance sector is the largest in the state and employs nearly 2.4 million workers with an average annual wage of $57,260. Over half of those jobs can be found in just two major occupation categories that are at opposite ends of the wage spectrum. Healthcare practitioners and technical occupations is at the top end of the wage spectrum, with its 668,730 workers earning an average annual wage of $99,090. …”

“Educational services is the fourth largest aggregate employer in the state with 1,473,180 in total employment and an average wage of $62,950. Within that broad category, education, training and library services accounted for just under two-thirds of jobs in 2017. While the average annual wage for the sector is $66,090, the distribution of wages within the category varies considerably. Elementary school teachers are the largest subsector in the category, which numbered 156,320 in the state, and earned an above average wage of $78,010. Postsecondary teachers fell at the high- end of the wage spectrum, earning the highest average annual earnings of the sector at $93,757. Indeed, the 27 highest paying teaching occupations in education services are all at colleges and universities, led by health specialties instructors, who earn over $158,000 per year. Teacher assistant, however, is the second largest occupation in the education services category, employing 140,540 workers, yet earned $35,020 on average.”

In addition to the Wells Fargo article above, several articles have been published recently regarding California’s economic recovery since the “great recession,” excerpts from one such article posted on the LA Times website by Associated Press, May 4, 2018, 1:50pm “California is now the world's fifth-largest economy, surpassing United Kingdom” reads as follows:

“California's economy has surpassed that of the United Kingdom to become the world's fifth largest, according to new federal data made public Friday.

California's gross domestic product rose by $127 billion from 2016 to 2017, surpassing $2.7 trillion, the data said. Meanwhile, the U.K.'s economic output slightly shrank over that time when measured in U.S. dollars, due in part to exchange rate fluctuations.

The data demonstrate the sheer immensity of California's economy, home to nearly 40 million people, a thriving technology sector in Silicon Valley, the world's entertainment capital in Hollywood and the nation's salad bowl in the Central Valley agricultural heartland. It also reflects a substantial turnaround since the Great Recession.

All economic sectors except agriculture contributed to California's higher GDP, said Irena Asmundson, chief economist at the California Department of Finance. Financial services and real estate led the pack at $26 billion in growth, followed by the information sector, which includes many technology companies, at $20 billion. Manufacturing was up $10 billion.

California last had the world's fifth largest economy in 2002 but fell as low as 10th in 2012 following the Great Recession. Since then, the most populous U.S. state has added 2 million jobs and grown its GDP by $700 billion.

California's economic output is now surpassed only by the total GDP of the United States, China, Japan and Germany. The state has 12% of the U.S. population but contributed 16% of the country's job growth between 2012 and 2017. Its share of the national economy also grew to 14.2% from 12.8% over that five-year period, according to state economists.

California's strong economic performance relative to other industrialized economies is driven by worker productivity, said Lee Ohanian, an economics professor at UCLA and director of the university's Ettinger Family Program in Macroeconomic Research. The United Kingdom has 25 million more people than California but now has a smaller GDP, he said.

California's economic juggernaut is concentrated in coastal metropolises around San Francisco, San Jose, Los Angeles and San Diego.”

Key Performance Indicators

The table below shows key performance indicators at and for the three months ended March 31.

	2018	2017
Secured loans – end of period balance	$57,865,391	43,494,606
Secured loans – average daily balance	$55,758,000	39,477,000

Interest on loans, gross	$1,177,732	835,980
Portfolio interest rate(1)	8.5%	8.5%
Effective yield rate(2)	8.4%	8.5%

Amortization of loan administrative fees, net(7)	—	—
Percent of average daily balance(2)	0.0%	0.0%

Interest on loans, net	$1,177,732	835,980
Percent of average daily balance(2)	8.4%	8.5%

Provision for loan losses	$—	—
Percent of average daily balance(2)	0.0%	0.0%

Total operations expense(7)	$39,954	25,349

Net Income(7)	$1,142,489	816,820
Percent of average members’ capital(3)(4)	6.6%	7.0%

Member Distributions	$1,090,347	757,355
Percent of average members’ capital(3)(5)	6.3%	6.7%

Members’ capital, gross – end of period balance	$69,816,123	49,470,244
Members’ capital, gross – average balance	$68,468,000	46,323,000

Member Redemptions(6)	$403,400	400,310

(1)	Stated note interest rate, weighted daily average (annualized)
(2)	Percent of secured loans – average daily balance (annualized)
(3)	Percent of members’ capital, gross – average daily balance (annualized)
(4)	Percent based on the net income available to members (excluding 1% allocated to manager)
(5)	Members Capital Distributed is net of O&O costs allocated to members during the year
(6)	Scheduled member redemptions as of March 31, 2018 were $393,124 payable between 2018 and 2021. Scheduled member redemptions as of March 31, 2017 were $33,152, payable in 2017.

(7) See Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 2

Secured loans

The secured loan balance at March 31, 2018 of $57,865,391 was an increase of approximately 33.0% ($14.4 million) over 2017’s $43,494,606. The increased balance of the secured loan portfolio is due to the 1) increased balance of members’ capital which provides additional capital for funding loans, and 2) the favorable economic environment generally and to increased investment in California real estate markets specifically, both of which expands the opportunity for new loans. Secured loans as a percent of member’s capital (based on average balances) was 81.4% and 85.2% for three months ended March 31, 2018 and 2017, respectively.

Loans generally are funded at a fixed interest rate with a loan term of up to five years. Loans acquired are generally done so within the first six months of origination, and purchased at the current par value, which approximates fair value. As of March 31, 2018, 87 of the company’s 93 loans (representing 98% of the aggregate principal of the company’s loan portfolio) had a loan term of five years or less from loan inception. The remaining loans had terms longer than five years. Substantially all loans are written without a prepayment-penalty provision. As of March 31, 2018, 69 loans outstanding (representing 67% of the aggregate principal balance of the company’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity. The remaining loans provide for monthly payments of interest only, with principal due in full at maturity.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., safety margins to outstanding debt) as indicated by the overall conservative weighted average loan-to-value ratio (LTV) which at March 31, 2018 was approximately 53.7%. Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 46.3% in the property, and we as lenders have lent in the aggregate 53.7%% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations on the secured loan portfolio and on the allowance for loan losses, which presentations are incorporated by this reference into this Item 2.

Performance overview

Revenue from the interest on loans, net for the three months ended March 31, 2018 increased by approximately $342,000, over the same period in 2017, due to the increased average loan balance of the secured loan portfolio. Operations expense for the three months ended March 31, 2018 increased by approximately $15,000, over the same period in 2017 due primarily to the timing of professional services rendered, certain increased compliance expenses, and an increase in mortgage servicing fees due to an increased loan portfolio. In all periods presented, the manager, at its sole discretion, provided significant support to the company which affected the net income and the return to investors.

Since commencement of our operations in 2009, to enhance our earnings and cash from operations, our manager has taken several actions, including:

•	charging less than the maximum allowable fees;
•	not requesting reimbursement of qualifying expenses; and/or,
•	paying our expenses, such as professional fees, that could have been our obligations.

Such fee waivers and cost actions were not made for the purpose of providing us with sufficient funds to satisfy withdrawal requests, nor to meet any required level of distributions, as we have no such required level of distributions. Any decision to waive fees and/or to absorb costs, and the amount (if any) to be waived or absorbed, is made by our manager in its sole discretion. Total support provided, as detailed below, was $627,755 and $400,624 for the three months ended March 31, 2018 and 2017, respectively. Going forward, this support will be reduced and RMC expects support will ultimately cease, as discussed below. See Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item I of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 2.

Commencing in April 2018, our manager will no longer pay for our direct our expenses, and intends, by the fourth quarter of 2018, to begin reducing fee waivers and commence collecting reimbursable expenses, so that by July 2019 all financial support will end. In March 2018, we reduced our net distribution rate from 6.5% to 6.0%. As financial support from our manager begins to decrease in April 2018 and eventually ceases, distribution rates will correspondingly decrease further unless interest rates on loans rise and/or other revenue opportunities, such as loan sales to third parties, materialize, as discussed below. As of the date of this report, we have not engaged in any loan sales to third parties.

We, along with our manager, are working with a nationally renowned professional services firm to commence selling loans, which we believe we will be able to sell at a premium (i.e. profit to par). Any gain on loan sales would generate additional revenue for us and may allow us to pay fees and expenses owed to our manager without further reducing the distribution rate. Potential additional revenue from premiums generated through loan sales would provide a buffer to the expenses we will absorb after our manager decreases and eventually ceases providing financial support. To engage in loan sales, the dollar amount of pending loan applications meeting our investment criteria must exceed the capital available to lend. We cannot estimate when or if this will be the case; thus, we cannot estimate the extent of loan sales we may achieve, in number or value, or if we will sell any loans at all.

Our distribution rate will fluctuate and could decrease depending on:

•	loan origination volumes;
•	the timing and gains received from loan sales; and
•	the effects of future interest rates negotiated with borrowers.

Notwithstanding potential loan sales, we will attempt to be fully invested in loans in the future but we cannot guarantee that we will be able do to so.

For the three months ended March 31, 2018, earnings (estimated) allocated to member accounts was $1,160,555 and net income available to members (actual) was $1,131,064. The difference between earnings allocated and net income available to members of $29,491 is anticipated to be offset in the remaining quarters of 2018.

Analysis and discussion of income from operations 2018 v. 2017

Significant changes to revenue and expenses during 2018 and 2017 are summarized in the following table.

	Interest on loans, net	Provision For Loan Losses	Operations Expense	Net Income
For the three months ended
March 31, 2018	$1,177,732	—	39,954	1,142,489
March 31, 2017	835,980	—	25,349	816,820
Change	$341,752	—	14,605	325,669

Change
Loan Balance Increase	$350,307	—	10,874	339,433
Loan Portfolio Effective Yield Rate	(8,555)	—	—	(8,555)
Late Fees	—	—	—	(1,478)
Capital Balance Increase	—	—	127,954	(127,954)
Managers Fees/Costs Waived	—	—	(127,954)	127,954
Manager Reimbursements	—	—	3,731	(3,731)
Change	$341,752	—	14,605	325,669

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

Interest on loans, net

Interest on loans increased by $341,752 due to growth of the secured loan portfolio. The portfolio has a strong payment history, with one loan currently designated as impaired. The Secured loans – average daily balance at March 31, 2018 increased approximately $16.3 million, or approximately 41.2%, over the average daily balance at March 31, 2017.

Provision for loan losses

At March 31, 2018 and 2017, the company had not recorded an allowance for loan losses as all loans had protective equity such that at March 31, 2018 and 2017, collection was deemed probable for amounts owing.

Total principal amounts past due more than 90 days at March 31, 2018 and 2017 were $139,162 and $0, respectively.

Operations expense

Operations expense as a percent of interest on loans, net was approximately 3.4% and 3.0% for the three months ended March 31, 2018 and 2017, respectively, as RMC provided, at its sole discretion, financial support by fee waiver, paying company expenses (such as professional fees) that could have been obligations of the company, and by not passing on expenses that qualified as reimbursable to RMC.

Going forward, this support will be reduced and RMC expects support will ultimately cease. As discussed above, beginning in April 2018, RMC will no long pay for our direct expenses, and intends, by the fourth quarter of 2018, to being reducing fee waivers and commence collecting reimbursable expenses so that by July 2019 we will be paying RMC the fees it is entitled to under the operating agreement and reimbursing RMC for expenses attributed to us.

Significant changes to operations expense during 2018 and 2017, are summarized in the following table.

	Mortgage Servicing Fees	Asset Management Fees, net	Costs From RMC, net	Professional Services, net	Other	Total
For the three months ended
March 31, 2018	$35,184	—	—	4,685	85	39,954
March 31, 2017	24,310	—	—	—	1,039	25,349
Change	$10,874	—	—	4,685	(954)	14,605

Change
Loan Balance Increase	$10,874	—	—	—	—	10,874
Capital Balance Increase	—	41,410	86,544	—	—	127,954
Managers Fees/Costs Waived	—	(41,410)	(86,544)	—	—	(127,954)
Manager Reimbursements	—	—	—	4,685	(954)	3,731
Change	$10,874	—	—	4,685	(954)	14,605

See Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 2. See “Performance Overview” for a discussion of RMC’s plans to reduce and eventually eliminate fee waivers and cost absorptions.

•Mortgage servicing fees

The increase in mortgage servicing fees of $10,874 was consistent with the increase in the average daily secured loan portfolio to $55,758,000, noted above in Key Performance Indicators, at the annual rate of 0.25%.

•Asset management fees

The total amount of asset management fees chargeable were $127,844 and $86,434 for the three months ended March 31, 2018 and 2017, respectively. Of the total amount chargeable, RMC, at its sole discretion, waived all asset management fees for the three months ended March 31, 2018 and 2017, respectively.

•Costs through RMC

Costs incurred by RMC, for which reimbursement could have been requested were $184,149 and $97,605 for the three months ended March 31, 2018 and 2017, respectively. RMC, at its sole discretion, waived all reimbursements for the three months ended March 31, 2018 and 2017, respectively.

•Professional services

Professional services consist primarily of legal, audit and tax compliance expenses. The increase in professional services for three months ended March 31, 2018 and 2017, was due primarily to the timing of professional services rendered and an increase in certain compliance expenses.

Members' capital, cash flows and liquidity

Cash flows by business activity are presented in the following table for the three months ended March 31.

	2018	2017
Members’ capital
Contributions by members, net	$4,348,762	$4,542,913
Organization and offering costs, net	(131,500)	(166,756)
Formation loan, net	(357,794)	(315,951)
Distributions and redemptions, net	(895,469)	(734,950)
Cash – members’ capital, net	2,963,999	3,325,256
Loan principal/advances/interest
Principal collected	$12,739,617	$5,236,520
Interest received, net	1,164,191	846,782
Other loan income	4,711	6,189
Loan funding & advances, net	(9,949,148)	(8,616,874)
Loans acquired from affiliates	(5,889,819)	—
Cash – loans, net	(1,930,448)	(2,527,383)

Operations expense	(2,453)	(24,476)

Net change in cash	$1,031,098	$773,397

The table below shows the breakout of distributions for three months ended March 31, 2018 and 2017.

	2018	2017
DRIP	$598,278	$422,715
Cash	492,069	334,640
Total	$1,090,347	$757,355
Percent of members’ capital, electing cash distribution	45%	44%

The table below shows the company’s unit redemptions for three months ended March 31, 2018 and 2017.

	2018	2017
Capital redemptions-without penalty	$316,050	$378,288
Capital redemptions-subject to penalty	87,350	22,022
Total	$403,400	$400,310

Scheduled redemptions at March 31, 2018 were $393,124, to be paid between 2018 and 2021.

The ongoing sources of funds for loans are the proceeds (net of redemption of members’ capital) from:

•	sale of members’ units (net of reimbursement to RMC of organization and offering expenses), including units sold by reinvestment of distributions;
•	loan payoffs;
•	borrowers’ monthly principal and interest payments; and
•	to a lesser degree and, if obtained, a line of credit.

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

Contractual obligations

The company had two contractual obligations as of March 31, 2018.

•	To reimburse RMC for O&O expenses (as of March 31, 2018, $3,210,028 was to be reimbursed to RMC) contingent upon future sales of units; and
•	Redemptions of members' capital scheduled of $393,124, to be paid between 2018 and 2021.

See Note 3 (Manager and Other Related Parties) and Note 5 (Commitments and Contingencies, Other Than Loan Commitments) to the financial statements included in Part I, Item 1 of this report for a detailed presentation on commitments and contingencies, which presentation is incorporated by this reference into this Item 2.

At March 31, 2018, the company had no construction or rehabilitation loans outstanding.

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

RMC, as the manager, carried out an evaluation, with the participation of RMC's President (acting as principal executive officer/principal financial officer) of the effectiveness of the design and operation of the manager's controls and procedures over financial reporting and disclosure (as defined in Rule 13a-15 of the Exchange Act) for and as of the end of the period covered by this report. Based upon that evaluation, RMC's principal executive officer/principal financial officer concluded that the manager's disclosure controls and procedures were effective.

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

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes or protect or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance.  As of March 31, 2018, the company was not involved in any legal proceedings other than those that would be considered part of the normal course of business.

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors set forth in the “Risk Factors” section of the Prospectus filed with the SEC on May 1, 2018.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of securities by the company which were not registered under the Securities Act of 1933.

Use of Proceeds from Registered Securities

On June 6, 2016, the company’s Registration Statement on Form S-11 filed with the SEC (SEC File No. 333-208315) to offer up to 120,000,000 units ($120,000,000) to the public and 20,000,000 units ($20,000,000) to its members pursuant to the DRIP became effective and is effective for up to three (3) years thereafter. The registration statement was amended on May 1, 2018. As of March 31, 2018, we had sold approximately 74,234,000 units – 39,407,000 units under our previous registration statements and 34,827,000 units under our 2016 registration statement. Correspondingly, gross proceeds from unit sales at $1 per unit (including units issued under our distribution reinvestment plan) approximately– $39,407,000 and $34,827,000, respectively.

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

The following summarizes the proceeds from sales of units from inception (October 2009) through March 31, 2018.

Proceeds
From investors - admitted	$67,106,564
From members under our DRIP	6,830,872
From premiums paid by RMC(1)	296,209
Total proceeds from unit sales	$74,233,645

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

Redemptions are made once a quarter, on the last business day of the quarter. Redemptions for the three months ended March 31, 2018 were $403,400. The unit redemption program is ongoing and available to members beginning one year after the purchase of the units.  The maximum number of units that may be redeemed in any year and the maximum amount of redemption available in any period to members are subject to certain limitations.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: May 11, 2018	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer)