Form 10-Q
period 2018-06-30
Redwood Mortgage Investors IX
filed 2018-08-14
CIK 1448038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC

Balance Sheets

June 30, 2018 (unaudited) and December 31, 2017 (audited)

	June 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$16,814,623	$8,509,852
Loans
Principal	53,538,730	54,768,689
Advances	16,072	13,989
Accrued interest	438,923	409,867
Loan balances secured by deeds of trust	53,993,725	55,192,545
Loan administrative fees, net	2,624	9,008
Receivable from affiliate	135	—
Total assets	$70,811,107	$63,711,405

LIABILITIES, INVESTORS IN APPLICANT STATUS, AND MEMBERS’ CAPITAL

Liabilities - Accounts payable and accrued liabilities	$2,075	$180

Investors in applicant status	1,300,160	3,270,312

Members’ capital, net	73,853,088	64,218,001
Receivable from manager (formation loan)	(4,344,216)	(3,777,088)
Members’ capital, net, less formation loan	69,508,872	60,440,913
Total liabilities, investors in applicant status and members’ capital	$70,811,107	$63,711,405

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Income

For the Three and Six Months Ended June 30, 2018 and 2017 (unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Revenues, net
Interest income	$1,315,915	$940,264	2,493,647	$1,776,244
Late fees	5,531	1,638	10,242	7,827
Gain on sale, loans	14,246	—	14,246	—
Total revenues	1,335,692	941,902	2,518,135	1,784,071

Provision for loan losses	—	—	—	—

Operations expense
Mortgage servicing fees	38,694	26,858	73,878	51,168
Asset management fees, net (Note 3)	—	—	—	—
Costs from Redwood Mortgage Corp., net (Note 3)	—	—	—	—
Professional services, net (Note 3)	84,213	2,364	88,898	2,364
Other	8,412	3,086	8,497	4,125
Total operations expense	131,319	32,308	171,273	57,657
Net income	$1,204,373	$909,594	$2,346,862	$1,726,414
Members (99%)	1,192,329	900,498	2,323,393	1,709,150
Managers (1%)	12,044	9,096	23,469	17,264
	$1,204,373	$909,594	$2,346,862	$1,726,414

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statement of Changes in Members’ Capital

For the Three Months Ended June 30, 2018 (unaudited)

		Members' Capital, net
	Investors In Applicant Status	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at March 31, 2018	$4,415,358	$69,816,123	$117,527	$(2,395,922)	$67,537,728
Contributions on application	3,094,160	—	—	—	—
Contributions admitted to members' capital	(6,177,788)	6,177,788	6,210	—	6,183,998
Premiums paid on application by RMC	1,120	—	—	—	—
Premiums admitted to members' capital	(32,690)	32,690	—	—	32,690
Net income	—	1,192,329	12,044	—	1,204,373
Earnings distributed to members	—	(1,088,573)	(38,690)	—	(1,127,263)
Earnings distributed used in DRIP	—	589,482	—	—	589,482
Members’ redemptions	—	(299,240)	—	—	(299,240)
Organization and offering expenses	—	—	—	(278,696)	(278,696)
Organization and offering expenses allocated	—	(74,480)	—	74,480	—
Manager reimbursement	—	—	—	9,137	9,137
Early withdrawal penalties	—	—	—	879	879
Balance at June 30, 2018	$1,300,160	$76,346,119	$97,091	$(2,590,122)	$73,853,088

Statement of Changes in Members’ Capital

For the Six Months Ended June 30, 2018 (unaudited)

		Members' Capital, net
	Investors In Applicant Status	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at December 31, 2017	$3,270,312	$66,450,424	$102,902	$(2,335,325)	$64,218,001
Contributions on application	7,407,598	—	—	—	—
Contributions admitted to members' capital	(9,370,995)	9,370,995	9,410	—	9,380,405
Premiums paid on application by RMC	33,040	—	—	—	—
Premiums admitted to members' capital	(39,795)	39,795	—	—	39,795
Net income	—	2,323,393	23,469	—	2,346,862
Earnings distributed to members	—	(2,178,920)	(38,690)	—	(2,217,610)
Earnings distributed used in DRIP	—	1,187,760	—	—	1,187,760
Members’ redemptions	—	(702,640)	—	—	(702,640)
Organization and offering expenses	—	—	—	(422,390)	(422,390)
Organization and offering expenses allocated	—	(144,688)	—	144,688	—
Manager reimbursement	—	—	—	21,330	21,330
Early withdrawal penalties	—	—	—	1,575	1,575
Balance at June 30, 2018	$1,300,160	$76,346,119	$97,091	$(2,590,122)	$73,853,088

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Three and Six Months Ended June 30, 2018 and 2017 (unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Operations
Interest received	$1,224,758	$880,164	$2,385,819	$1,717,482
Other loan income	4,483	1,688	9,344	7,877
Loan administrative fee reimbursed (paid)	—	3,997	3,130	13,461
Operations expense	(163,236)	(27,638)	(165,839)	(52,114)
Total cash provided by (used in) operations	1,066,005	858,211	2,232,454	1,686,706
Investing – loan principal/advances
Principal collected on loans	6,855,023	6,882,268	19,594,640	12,118,788
Loans originated	(16,594,000)	(10,878,400)	(26,540,500)	(19,486,133)
Loans sold to non-affiliate, net	14,163,158	—	14,163,158	—
Loans sold to affiliates	—	999,995	—	999,995
Loans acquired from affiliates	—	—	(5,889,819)	—
Advances (made) received on loans	565	185	(2,083)	(8,956)
Total cash provided by (used in) investing	4,424,746	(2,995,952)	1,325,396	(6,376,306)
Financing – members’ capital
Contributions by members, net
Contributions by members	3,101,230	5,666,527	7,449,992	10,209,440
Organization and offering expenses paid, net	(269,560)	(201,094)	(401,060)	(367,850)
Formation loan funding	(211,727)	(404,368)	(569,521)	(720,319)
Total cash provided by members, net	2,619,943	5,061,065	6,479,411	9,121,271
Distributions to members
Earnings distributed	(537,781)	(375,711)	(1,029,850)	(710,351)
Redemptions	(299,240)	(53,152)	(702,640)	(453,462)
Cash distributions to members	(837,021)	(428,863)	(1,732,490)	(1,163,813)
Total cash provided by (used in) financing	1,782,922	4,632,202	4,746,921	7,957,458
Net increase (decrease) in cash	7,273,673	2,494,461	8,304,771	3,267,858
Cash, beginning of period	9,540,950	2,968,251	8,509,852	2,194,854
Cash, end of period	$16,814,623	$5,462,712	$16,814,623	$5,462,712

Reconciliation of net income to Total cash provided by (used in) operations

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Net income	$1,204,373	$909,594	$2,346,862	$1,726,414
Adjustments to reconcile net income to net cash provided by (used in) operating activities
(Gain) on sale, loans	(14,246)	—	(14,246)	—
Amortization of loan administrative fees	3,254	—	3,254	—
Change in operating assets and liabilities
Accrued interest	(94,411)	(60,101)	(111,083)	(58,763)
Receivable from affiliate	(135)	—	(135)	—
Loan administrative fees reimbursed (paid)	—	3,997	3,130	13,461
Accounts payable	(33,803)	3,774	1,951	3,774
Other	973	947	2,721	1,820
Total adjustments	(138,368)	(51,383)	(114,408)	(39,708)
Total cash provided by (used in) operations	$1,066,005	$858,211	$2,232,454	$1,686,706

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2018 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL

In the opinion of the Redwood Mortgage Corp. (RMC or the manager), the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the fiscal year December 31, 2017 filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three and six month periods ended June 30, 2018 are not necessarily indicative of the operations results to be expected for the full year.

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

•	generate and distribute cash flow from these mortgage lending and investing activities.

The ongoing sources of funds for loans are the proceeds from:

•	sale of members’ units, net of reimbursement to RMC of organization and offering expenses (“O&O expenses”), including units sold by reinvestment of distributions;
•	loan payoffs;
•	borrowers’ monthly principal and interest payments;
•	loan sales; and
•	a line of credit, if obtained.

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

The company is externally managed by RMC. The manager is solely responsible for managing the business and affairs of the company, subject to the voting rights of the members on specified matters. The manager acting alone has the power and authority to act for and bind the company. RMC provides the personnel and services necessary for the conduct of the business as RMI IX has no employees. The mortgage loans the company funds and/or invests in are arranged and generally are serviced by RMC. The manager is required to contribute to capital one tenth of one percent (0.1%) of the aggregate capital accounts of the members.

The rights, duties and powers of the members and manager of the company are governed by the Ninth Amended and Restated Limited Liability Company Operating Agreement of RMI IX (the “Operating Agreement”), the Delaware Limited Liability Company Act and the California Revised Uniform Limited Liability Company Act. Members should refer to the company’s Operating Agreement for complete disclosure of its provisions. Members representing a majority of the outstanding units may, without the concurrence of the managers, vote to: (i) dissolve the company, (ii) amend the Operating Agreement, subject to certain limitations, (iii) approve or disapprove the sale of all or substantially all of the assets of the company or (iv) remove or replace one or all of the managers. Where there is only one manager, a majority in interest of the members is required to elect a new manager to continue the company business after a manager ceases to be a manager due to its withdrawal.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2018 (unaudited)

Distribution policy

Cash available for distribution at the end of each calendar month is allocated ninety-nine percent (99%) to the members and one percent (1%) to the manager. Cash available for distribution means cash flow from operations (excluding repayments for loan principal and other capital transaction proceeds) less amounts set aside for creation or restoration of reserves. The manager may withhold from cash available for distribution otherwise distributable to the members with respect to any period the respective amounts of O&O expenses allocated to the members for the applicable period pursuant to the company’s reimbursement and allocation of organization and offering expenses policy. The amount otherwise distributable, less the respective amounts of organization and offering expenses allocated to members, is the net distribution. Per the terms of the company’s Operating Agreement, cash available for distribution allocated to the members is allocated among the members in proportion to their percentage interests (except with respect to differences in the amounts of organization and offering expenses allocated to the respective members during the applicable period) and in proportion to the number of days during the applicable month that they owned such percentage interests.

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

The company’s net income, cash available for distribution, and net-distribution rate fluctuates depending on:

•	loan origination volume and the balance of capital available to lend;
•	the current and future interest rates negotiated with borrowers;
•	the timing and amount of gains received from loan sales, if any;
•	payment of fees and cost reimbursements to RMC; and,
•	the amount and timing of other operating expenses, including expenses for professional services.

To determine the amount of cash to be distributed in any specific month, the company relies in part on its annual forecast of profits, which takes into account the difference between the forecasted and actual results in the year and the requirement to maintain a cash reserve. At June 30, 2018 cumulative earnings (estimated) allocated to member accounts prior to month-end and net income available to members (actual) after month-end accounting adjustments and per the financial statements were approximately equal.

Since commencement of operations in 2009, the manager, at its sole discretion, provided significant financial support to the company which affected the net income, cash available for distribution, and the net-distribution rate, including:

•	charging less than the maximum allowable fees;
•	not requesting reimbursement of qualifying costs attributable to the company (“Costs from RMC”) on the Statements of Income); and/or,
•	absorbing some/all of the company’s direct expenses, such as professional fees.

Such fee and cost-reimbursement waivers and the absorbing of the company’s expenses by RMC were not made for the purpose of providing the company with sufficient funds to satisfy any required level of distributions, as the company has no such required level of distributions, nor to meet withdrawal requests. Any decision to waive fees or cost-reimbursements and/or to absorb direct expenses, and the amount (if any) to be waived or absorbed, is made by RMC in its sole discretion. This assistance has increased the company’s financial performance and resulted in an annual 6.5% net distribution rate since inception (6.95% before O&O expense allocation of 0.45%, annually when applicable).

In March 2018, the manager communicated to the members a reduction of the net distribution rate as an annualized percentage of members’ capital from 6.5% to 6.0% for March 2018 and that effective April 1, 2018, RMC would cease absorbing any of the company’s direct expenses. Further, by the fourth quarter of 2018, RMC will have begun reducing fee waivers and/or commenced requesting reimbursement of qualifying costs attributable to the company (i.e. Costs from RMC). By July 2019, the company will be paying RMC the fees entitled to the manager under the Operating Agreement and will be reimbursing RMC for the qualifying costs attributable to the company. As financial support from the manager decreases and eventually ceases, net distribution rates will decrease correspondingly. However, there is a possibility this could be partially offset by higher interest rates on loans and/or other potential sources of revenue, such as gains, net of expenses, on loan sales to unaffiliated third parties.

For the three months ended June 30, 2018, the company paid its direct expenses for professional-service fees (legal and audit/tax compliance) and other operating expenses (postage, printing etc.) resulting in an annualized net distribution rate for the three months ended June 30, 2018 of 5.935%.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2018 (unaudited)

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

Unit sales commissions paid to broker-dealers/formation loan

Commissions for unit sales to be paid to broker-dealers (B/D sales commissions) are paid by RMC and are not paid directly by the company out of offering proceeds. Instead, the company advances to RMC, from offering proceeds, amounts sufficient to pay the B/D sales commissions and premiums to be paid to investors. Such advances in total may not exceed seven percent (7%) of offering proceeds. The receivable arising from the advances is unsecured, and non-interest bearing and is referred to as the “formation loan.” As of June 30, 2018 the company had made such advances of $5,229,467, of which $4,344,216 remains outstanding on the formation loan.

RMC is required to make annual payments on the formation loan in the amount of one tenth of the principal balance outstanding at December 31 of the prior year.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2018 (unaudited)

Term of the company

The term of the company will continue until 2028, unless sooner terminated as provided in the Operating Agreement.

Ongoing public offering of units/ SEC Registrations

Gross proceeds from sales of units from inception (October, 2009) through June 30, 2018 are summarized below.

Proceeds
From investors - admitted	$73,284,352
From members under our DRIP	7,420,354
From premiums paid by RMC(1)	328,899
Total proceeds from unit sales	$81,033,605

(1)

If a member acquired units through an unsolicited sale (i.e. without broker/dealer) the member’s capital account is credited with their capital contribution plus a premium paid by RMC equal to the amount of the sales commissions that otherwise would have been paid to a broker-dealer by RMC. This premium is reported in the year paid as taxable income to the member.

In June, 2016, the company’s Registration Statement on Form S-11 filed with the SEC (SEC File No. 333-208315) to offer up to 120,000,000 units ($120,000,000) to the public and 20,000,000 units ($20,000,000) to its members pursuant to the DRIP became effective and continues in effect for up to three (3) years thereafter. As of June 30, 2018, the company had sold approximately 81,034,000 units– 39,407,000 units under previous registration statements and approximately 41,627,000 units under the June 2016 registration statement. Correspondingly, gross proceeds from unit sales at $1 per unit (including units issued under the distribution reinvestment plan) were approximately $39,407,000 and $41,627,000, respectively.

The June 2016 registration statement expires June 6, 2019, and unit sales will cease, unless extended by the filing of another follow-on registration statement prior to June 3, 2019.

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

June 30, 2018 (unaudited)

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

Cash and cash equivalents

The company considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. At June 30, 2018, substantially all of the company’s cash balances in banks exceed the federal depository insurance limit of $250,000.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2018 (unaudited)

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

Notes to Financial Statements

June 30, 2018 (unaudited)

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2018 (unaudited)

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

NOTE 3 – MANAGER AND OTHER RELATED PARTIES

RMC’s allocated one percent (1%) of the profits and losses was $12,044 and $9,096 for the three months ended and $23,469 and $17,264 for the six months ended June 30, 2018 and 2017, respectively.

Manager financial support (RMC support)

RMC support provided, as detailed below, totaled approximately $426,000 and $426,000 for the three months ended and $1,054,000 and $807,000, for the six months ended June 30, 2018 and 2017, respectively.

Loan administrative fees and operating expenses, including amounts for fees and cost reimbursements waived and/or expenses absorbed by RMC, for the three and six months ended June 30, 2018 are presented in the following table.

		Operating Expenses
	Loan Admin Fees	Mortgage Servicing Fees	Asset Management Fee	Costs from RMC	Professional Services	Other	Total
For the three months ended
Chargeable/reimbursable	$165,940	$38,694	$82,066	$177,858	$84,213	$8,412	$557,183
RMC support
Waived	(165,940)	—	(82,066)	(177,858)	—	—	(425,864)
Expenses absorbed by RMC	—	—	—	—	—	—	—
Total RMC support	(165,940)	—	(82,066)	(177,858)	—	—	(425,864)

Net charged	$—	$38,694	$—	$—	$84,213	$8,412	$131,319

		Operating Expenses
	Loan Admin Fees	Mortgage Servicing Fees	Asset Management Fee	Costs from RMC	Professional Services	Other	Total
For the six months ended
Chargeable/reimbursable	$324,303	$73,878	$209,910	$362,007	$232,050	$22,743	$1,224,891
RMC support
Waived	(324,303)	—	(209,910)	(362,007)	—	—	(896,220)
Expenses absorbed by RMC	—	—	—	—	(143,152)	(14,246)	(157,398)
Total RMC support	(324,303)	—	(209,910)	(362,007)	(143,152)	(14,246)	(1,053,618)

Net charged	$—	$73,878	$—	$—	$88,898	$8,497	$171,273

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2018 (unaudited)

Loan administrative fees and operating expenses, including amounts for fees and cost reimbursements waived and/or expenses absorbed by RMC, for the three and six months ended June 30, 2017 are presented in the following table.

		Operating Expenses
	Loan Admin Fees	Mortgage Servicing Fees	Asset Management Fee	Costs from RMC	Professional Services	Other	Total
For the three months ended
Chargeable/reimbursable	$108,784	$26,858	$76,776	$120,741	$113,352	$11,731	$458,242
RMC support
Waived	(108,784)	—	(76,776)	(120,741)	—	—	(306,301)
Expenses absorbed by RMC	—	—	—	—	(110,988)	(8,645)	(119,633)
Total RMC support	(108,784)	—	(76,776)	(120,741)	(110,988)	(8,645)	(425,934)

Net charged	$—	$26,858	$—	$—	$2,364	$3,086	$32,308

		Operating Expenses
	Loan Admin Fees	Mortgage Servicing Fees	Asset Management Fee	Costs from RMC	Professional Services	Other	Total
For the six months ended
Chargeable/reimbursable	$194,861	$51,168	$153,552	$218,346	$233,091	$14,074	$865,092
RMC support
Waived	(194,861)	—	(153,552)	(218,346)	—	—	(566,759)
Expenses absorbed by RMC	—	—	—	—	(230,727)	(9,949)	(240,676)
Total RMC support	(194,861)	—	(153,552)	(218,346)	(230,727)	(9,949)	(807,435)

Net charged	$—	$51,168	$—	$—	$2,364	$4,125	$57,657

•	Loan administrative fees

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

Notes to Financial Statements

June 30, 2018 (unaudited)

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

RMC, at its sole discretion, may elect to accept less than the maximum amount of the asset management fee. An increase or decrease in this fee within the limits set by the Operating Agreement directly impacts the yield to the members. RMC intends to begin reducing these fee waivers by the fourth quarter of 2018. Beginning in April 2018, the calculation of the asset management fees was adjusted to conform to the specifically applicable provisions of the Operating Agreement, accordingly the 2017 dollar amounts in the table above have been updated. The previously disclosed asset management fees were $94,961 for the three months ended and $181,394 for the six months ended June 30, 2017. This update had no effect on net income or total operating expenses, as all asset management fees were waived in all periods presented.

•	Costs from RMC

RMC, per the Operating Agreement, may request reimbursement by the company for operations expense incurred on behalf of the company, including without limitation, postage and preparation of reports to members and out-of-pocket general and administration expenses. Certain of these qualifying costs (e.g. postage) can be tracked by RMC as specifically attributable to the company. Other costs (e.g. RMC’s accounting and audit fees, legal fees and expenses, qualifying payroll expenses, occupancy, and insurance premium) are allocated on a pro-rata basis (e.g. by the company’s percentage of total capital of all mortgage funds managed by RMC). Payroll and consulting fees are broken out first based on activity, and then allocated to the company on a pro-rata basis based on percentage of capital to the total capital of all mortgage funds.

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

For the three months ended June 30, 2018, RMI IX paid for all professional services directly. Prior to April 2018, RMC, at its sole discretion, had elected to absorb some or all of RMI IX’s expenses for professional services (and other operating expenses directly incurred by the company).

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2018 (unaudited)

In the ordinary course of business, performing loans may be assigned, in-part or in-full, between the affiliated mortgage funds at par. During the six months ended June 30, 2018, Redwood Mortgage Investors VIII, LP, an affiliated mortgage fund, assigned to the company two performing loans in-full at par value of approximately $5,890,000. The company paid cash for the loans and the affiliated mortgage fund has no continuing obligation or involvement on the loans assigned to the company. During the six months ended June 30, 2017, the company assigned one loan at par value of approximately $999,995 to Redwood Mortgage Investors VIII, LP.

Formation loan

Formation loan transactions are presented in the following table.

	For the six months ended	Since Inception
Balance, beginning of period	$3,777,088	$—
Formation loan advances to RMC	569,521	5,229,467
Payments received from RMC	—	(854,077)
Early withdrawal penalties applied	(2,393)	(31,174)
Balance, June 30, 2018	$4,344,216	$4,344,216
Subscription proceeds since inception		$74,584,162
Formation loan advance rate		7%

The future minimum payments on the formation loan as of June 30, 2018 are presented in the following table.

2018	$377,709
2019	377,709
2020	377,709
2021	377,709
2022	377,709
Thereafter	2,455,671
Total	$4,344,216

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2018 (unaudited)

O & O expenses are summarized in the following table.

	2018	Since Inception
Balance, January 1	$2,335,325	$—
O&O expenses reimbursed to RMC	422,390	3,317,004
Early withdrawal penalties applied (1)	(1,575)	(20,090)
O&O expenses allocated(2)	(144,688)	(526,845)
O&O expenses reimbursed by RMC (3)	(21,330)	(179,947)
Balance, June 30 (4)	$2,590,122	$2,590,122

(1)

Early withdrawal penalties collected are applied to the next installment of principal due under the formation loan and to reduce the amount owed to RMC for O&O expenses. The amounts credited will be determined by the ratio between the amount of the formation loan and the amount of offering costs incurred by the company.

(2)	Beginning in 2016, O&O expenses reimbursed to RMC by RMI IX are allocated to members’ capital accounts over 40 quarters
(3)	RMC reimburses the company for any yet unallocated O&O expenses on units redeemed prior to the 40 quarters.
(4)

Per the Operating Agreement, RMI IX reimburses RMC for O&O expenses at 4.5% gross proceeds from future unit sales. As of June 30, 2018, RMC had incurred $3,407,471 of cumulative O&O expenses in excess of the 4.5% cap, and which may be reimbursed to RMC from proceeds of future unit sales.

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years.  Loans acquired are generally done so within the first six months of origination, and purchased at the current par value, which approximates fair value. As of June 30, 2018, 77 of the company’s 84 loans (representing 97% of the aggregate principal of the company’s loan portfolio) have a loan term of five years or less from loan inception. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment penalty provision. As of June 30, 2018, 60 loans outstanding (representing 65% of the aggregate principal balance of the company’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity. The remaining loans provide for monthly payments of interest only, with the principal balance due at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the three and six months ended June 30, 2018.

	For the three months ended	For the six months ended
Principal, beginning of period	$57,865,391	$54,768,689
Loans originated	16,594,000	26,540,500
Loans acquired from affiliates	—	5,889,819
Loans sold to non-affiliate	(14,065,638)	(14,065,638)
Principal payments received	(6,855,023)	(19,594,640)
Principal, June 30, 2018	$53,538,730	$53,538,730

During the three and six months ended June 30, 2018, the company renewed 2 and 6 loans, at then market terms, with an aggregate principal balance of $1,168,072 and $2,492,545, respectively, which are not included in the activity shown above.

On June 27, 2018 the company closed on the sale of loans comprising approximately 20% of the loan portfolio to an unaffiliated bank (the “Acquiror”) pursuant to an Asset Sale Agreement dated June 27, 2018 (the “Asset Sale Agreement’). The Asset Sale Agreement contains customary representations, warranties, and covenants. The loans sold represented principal of $14,065,638 and interest owing of $82,027. The mortgage servicing rights were released to the Acquiror. The loans sold are secured by property located in the California counties of San Mateo, Sacramento, Contra Costa, San Bernardino, Alameda, Orange, San Francisco, Santa Clara, Sonoma, and San Joaquin. The loan sale transaction was arranged by a third-party, unaffiliated national firm engaged by RMC. Proceeds from the loan sales was $14,163,158, net of transactions costs of $70,148. The transaction generated an immaterial gain (net of expenses).

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2018 (unaudited)

When RMC began negotiating the sale of the loans, pending (and future) loan applications meeting the investment criteria of the company exceeded the capital available to lend at closing. As this transaction occurred at quarter end, the loans to be funded in the place of the loans sold will be funded in the third quarter of 2018 from applications in the loan pipeline.

There are currently no planned future loan sales transactions, although similar transactions may be considered at a later date.

Loan characteristics

Secured loans had the characteristics presented in the following table.

	June 30,	December 31,
	2018	2017
Number of secured loans	84	93
Secured loans – principal	$53,538,730	$54,768,689
Secured loans – lowest interest rate (fixed)	7.0%	6.9%
Secured loans – highest interest rate (fixed)	10.5%	10.5%

Average secured loan – principal	$637,366	$588,911
Average principal as percent of total principal	1.2%	1.1%
Average principal as percent of members’ capital	0.9%	0.9%
Average principal as percent of total assets	0.9%	0.9%

Largest secured loan – principal	$3,497,402	$3,239,124
Largest principal as percent of total principal	6.5%	5.9%
Largest principal as percent of members’ capital	4.7%	5.0%
Largest principal as percent of total assets	4.9%	5.1%

Smallest secured loan – principal	$87,907	$52,562
Smallest principal as percent of total principal	0.2%	0.1%
Smallest principal as percent of members’ capital	0.1%	0.1%
Smallest principal as percent of total assets	0.1%	0.1%

Number of California counties where security is located	14	16
Largest percentage of principal in one California county	23.6%	22.6%

Number of secured loans with filed notice of default	1	1
Secured loans in foreclosure – principal	$138,426	$139,643

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of June 30, 2018, the company’s largest loan with principal of $3,497,402 represents 6.5% of outstanding secured loans and 4.9% of company assets. The loan is secured single family residence located in San Mateo County, bears an interest rate of 7.50% and matures on May 1, 2019. As of June 30, 2018, the company had 1 loan with a notice of default filed.

In compliance with California laws and regulations, all borrower receipts are deposited into a bank trust account maintained by RMC and subsequently disbursed to the company after an appropriate holding period. At June 30, 2018, the trust account held a balance relating to the company’s loan portfolio of $77,843, consisting of both interest and principal payments from borrowers, all of which was disbursed by July 18, 2018.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2018 (unaudited)

Lien position

Secured loans had the lien positions presented in the following table.

	June 30, 2018			December 31, 2017
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	42	$26,567,704	50%	60	$37,032,195	68%
Second trust deeds	42	26,971,026	50	33	17,736,494	32
Total secured loans	84	53,538,730	100%	93	54,768,689	100%
Liens due other lenders at loan closing		53,660,795			31,545,806
Total debt		$107,199,525			$86,314,495

Appraised property value at loan closing		$216,434,000			$181,018,000

Percent of total debt to appraised values (LTV) at loan closing(1)		52.8%			53.5%

(1)

Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table.

	June 30, 2018			December 31, 2017
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	59	$36,378,340	68%	67	$37,615,216	69%
Multi-family	9	6,474,401	12	5	2,164,861	4
Commercial	16	10,685,989	20	21	14,988,612	27
Total secured loan balance	84	$53,538,730	100%	93	54,768,689	100%

(2)

Single family property type as of June 30, 2018 consists of 12 loans with principal of $8,107,237 that are owner occupied and 47 loans with principal of $28,271,103 that are non-owner occupied.  At December 31, 2017, single family property consisted of 10 loans with principal of $6,309,036 that are owner occupied and 57 loans with principal of $31,306,180 that are non-owner occupied.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2018 (unaudited)

Distribution of loans within California

The distribution of secured loans by counties is presented in the following table as of June 30, 2018, and December 31, 2017.

	June 30, 2018		December 31, 2017
	Principal	Percent	Principal	Percent
San Francisco Bay Area(3)
San Mateo	$7,628,843	14.3%	$7,800,549	14.2%
San Francisco	7,440,268	13.9	8,338,720	15.1
Alameda	6,011,233	11.2	9,869,036	18.0
Santa Clara	5,842,399	10.9	5,461,084	10.0
Contra Costa	3,127,788	5.8	1,511,195	2.8
Sonoma	300,000	0.6	—	—
Solano	—	—	109,443	0.2
	30,350,531	56.7	33,090,027	60.3

Other Northern California
Placer	640,195	1.2	642,913	1.2
Sacramento	—	—	850,000	1.6
Yolo	—	—	174,758	0.3
San Joaquin	—	—	157,039	0.3
	640,195	1.2	1,824,710	3.4

Northern California Total	30,990,726	57.9	34,914,737	63.7

Los Angeles & Coastal
Los Angeles	12,645,932	23.6	12,357,456	22.6
Orange	4,081,922	7.6	1,487,747	2.7
San Diego	2,921,478	5.5	2,192,746	4.0
Santa Barbara	992,739	1.8	996,768	1.8
Ventura	348,567	0.7	350,000	0.6
	20,990,638	39.2	17,384,717	31.7

Other Southern California
San Bernardino	1,200,000	2.2	2,110,000	3.9
Riverside	357,366	0.7	359,235	0.7
	1,557,366	2.9	2,469,235	4.6

Southern California Total	22,548,004	42.1	19,853,952	36.3
Total Secured Loans	$53,538,730	100.0%	$54,768,689	100.0%

(3)	Includes Silicon Valley

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2018 (unaudited)

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table as of June 30, 2018.

	Loans	Principal	Percent
2018(4)	5	$6,998,966	13%
2019	41	28,779,755	53
2020	15	7,295,429	14
2021	12	5,359,857	10
2022	5	1,464,100	3
Thereafter	4	618,289	1
Total future maturities	82	50,516,396	94
Matured as of June 30, 2018	2	3,022,334	6
Total secured loan balance	84	$53,538,730	100%

(4)	Loans maturing in 2018 from July 1 to December 31.

2 loans with an aggregate principal balance of $3,022,334 were past maturity at June 30, 2018. One loan, with a principal balance of $138,426 was 425 days delinquent and designated as impaired and in non-accrual status at June 30, 2018. The other loan with a principal balance of $2,883,908 matured on June 1, 2018 and was not designated as impaired or in non-accrual status at June 30, 2018 and paid off in full in July 2018.

Loans may be repaid or refinanced before, at or after the contractual maturity date.  On matured loans, the company may continue to accept payments while pursuing collection of amounts owed from borrowers.  Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

Delinquency

Secured loans summarized by payment delinquency are presented in the following table as of June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
	Loans	Amount	Loans	Amount
Past Due
30-89 days	—	$—	3	$1,259,100
90-179 days	1	428,784	—	—
180 or more days	1	138,426	1	139,643
Total past due	2	567,210	4	1,398,743
Current	82	52,971,520	89	53,369,946
Total secured loan balance	84	$53,538,730	93	$54,768,689

Loans in non-accrual status

	June 30, 2018	December 31, 2017
Number of loans	$1	$1
Principal investment	138,426	139,643
Advances	4,369	969
Accrued Interest	5,662	11,025
Total recorded investment	$148,457	$151,637
Foregone interest	$10,670	$4,306

At June 30, 2018, one loan with a principal balance of $428,784 was 90 or more days past due as to principal or interest and not in non-accrual status. No loans were 90 or more days past due as to principal or interest and not in non-accrual status at December 31, 2017.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2018 (unaudited)

Impaired loans/allowance for loan losses

	June 30, 2018	December 31, 2017
Principal	$567,210	$139,643
Recorded investment(5)	593,766	151,637
Impaired loans without allowance	593,766	151,637
Impaired loans with allowance	—	—
Allowance for loan losses, impaired loans	—	—

Number of loans	2	1

(5)Recorded investment is the sum of the principal, advances, and interest accrued for financial reporting purposes.

Two and one loans were designated as impaired at June 30, 2018 and at December 31, 2017, respectively. No allowance for loan losses has been recorded as all loans were deemed to have protective equity (i.e., low loan-to-value ratio) such that collection is reasonably assured for all amounts owing.

Impaired loans had average balances and interest income recognized and received in cash as presented in the following tables as of and for the six months ended June 30, 2018 and the year ended December 31, 2017.

	June 30, 2018	December 31, 2017
Average recorded investment	$372,702	$536,934
Interest income recognized	—	8,602
Interest income received in cash	5,363	4,342

Modifications and troubled debt restructurings

No loan payment modifications were made during three and six months ended June 30, 2018, and no modifications were in effect at June 30, 2018 and December 31, 2017.

Commitments/loan disbursements/construction and rehabilitation loans

As of June 30, 2018, the company had no construction loans outstanding. The company may make construction loans that are not fully disbursed at loan inception. Construction loans are determined by the manager to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multi-family properties. The company will approve and fund the construction loan up to a maximum loan balance. Disbursements will be made periodically as phases of the construction are completed or at such other times as the loan documents may require. Undisbursed construction funds will be held in escrow pending disbursement. Upon project completion, construction loans are reclassified as permanent loans. Funding of construction loans is limited to 10% of the loan portfolio.

At June 30, 2018, the company had no rehabilitation loans outstanding. The company may also make rehabilitation loans. A rehabilitation loan will be approved up to a maximum principal balance and, at loan inception, will be either fully or partially disbursed. If fully disbursed, a rehabilitation escrow account is established and advanced periodically as phases of the rehabilitation are completed or at such other times as the loan documents may require. If not fully disbursed, the rehabilitation loan will be funded from available cash balances and future cash receipts. The company does not maintain a separate cash reserve to fund undisbursed rehabilitation loan obligations. Rehabilitation loan proceeds are generally used to acquire and remodel single family homes for future sale or rental. Upon project completion, rehabilitation loans are reclassified as permanent loans. Funding of rehabilitation loans is limited to 15% of the loan portfolio.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2018 (unaudited)

Fair Value

The company does not record its loans at fair value on a recurring basis as it is the intention of the company to hold loans until maturity. As substantially all loans are written without a prepayment penalty provision, the recorded amount of the performing loan (i.e., the loan balance) is deemed to approximate fair value as is the loan balance of loans designated impaired for which a specific reserve has not been recorded (i.e., the loan is well collateralized such that collection of the amount owed is assured, including forgone interest, if any).

Loans designated impaired (i.e., that are collateral dependent) are measured at fair value on a non-recurring basis. No assets or liabilities were measured at fair value on a non-recurring basis at and for the periods ended June 30, 2018 or December 31, 2017.

Secured loans, performing (i.e. not designated as impaired) (Level 2) - Each loan is reviewed quarterly for its delinquency, LTV adjusted for the most recent valuation of the underlying collateral, remaining term to maturity, borrower’s payment history and other factors. Also considered is the limited resale market for the loans. Most companies or individuals making similar loans as the company intend to hold the loans until maturity as the average contractual term of the loans (and the historical experience of the time the loan is outstanding due to pre-payments) is shorter than conventional mortgages. As there are no prepayment penalties to be collected, loan buyers may be hesitant to risk paying above par. Due to these factors, sales of the loans are infrequent, and an active market does not exist. The recorded amount of the performing loans (i.e. the loan balance) is deemed to approximate the fair value, although the intrinsic value of the loans, if held to maturity, would reflect a premium due to the interest to be received being at a rate favorable to conventional mortgage rates.

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

June 30, 2018 (unaudited)

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

Commitments

The company had two contractual obligations as of June 30, 2018:

•

To reimburse RMC for O&O expenses at 4.5% of gross proceeds of future unit sales. As of June 30, 2018, RMC had incurred $3,407,471 of cumulative O&O expenses in excess of the 4.5% cap, and which may be reimbursed to RMC from proceeds of future unit sales; and,

•	Redemptions of members' capital scheduled of $929,284 , to be paid between 2018 and 2021.

Scheduled redemptions as of June 30, 2018 are presented in the following table.

2018	$902,119
2019	12,000
2020	12,000
2021	3,165
Total	$929,284

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

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission (or SEC). The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operations results to be expected for the full year.

Forward-Looking Statements

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding the company’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods or by use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” “possible” or similar terms or variations on those terms or the negative of those terms. Forward-looking statements include statements regarding trends in the California real estate market; future interest rates and economic conditions and their effect on the company and its assets; estimates as to the allowance for loan losses; forecasts of future sales and redemptions of units, forecasts of future funding of loans; loan payoffs and the possibility of future loan sales (and the gain thereon, net of expenses) to third parties, if any; forecasts of future financial support by the manager including the eventual elimination of financial support; future fluctuations in the net distribution rate; and beliefs relating to how the company will be affected by current economic conditions and trends in the financial and credit markets. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following:

•	changes in economic conditions, interest rates, and/or changes in California real estate markets;
•	the impact of competition and competitive pricing for mortgage loans;
•	the ability to grow our mortgage lending business in line with future unit sales;
•	the manager’s ability to make and arrange for loans that fit our investment criteria;
•	whether we will have any loan sales to unaffiliated third parties, and, if we do,the gain, net of expenses, and the volume/timing of loan sales to unaffiliated third parties;
•	the timing and dollar amount of the decreasing financial support from the manager and the corresponding impact on the net distribution rate to members;
•	the concentration of credit risks to which we are exposed;
•	increases in payment delinquencies and defaults on our mortgage loans; and
•	changes in government regulation and legislative actions affecting our business.

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

Since commencement of operations in 2009, the manager, at its sole discretion, provided significant financial support to the company which affected the net income, cash available for distribution, and the net-distribution rate, including:

•	charging less than the maximum allowable fees under the Ninth Amended and Restated Limited Liability Company Operating Agreement of RMI IX (the “Operating Agreement”);
•	not requesting reimbursement of qualifying costs attributable to the company (“Costs from RMC”) on the Statements of Income); and/or,
•	absorbing most of the company’s direct expenses, such as professional fees.

Such fee and cost-reimbursement waivers and the absorbing of the company’s expenses by RMC were not made for the purpose of providing the company with sufficient funds to satisfy any required level of distributions, as the company has no such required level of distributions, nor to meet withdrawal requests. Any decision to waive fees and/or cost-reimbursements and/or to absorb direct expenses, and the amount (if any) to be waived or absorbed, is made by RMC in its sole discretion. This assistance has increased our financial performance and resulted in an annual 6.5% net distribution rate since our inception (6.95% before O&O expense allocation of 0.45% annually when applicable).

In March 2018, the manager communicated to the members a reduction of the net distribution rate as an annualized percentage of members’ capital from 6.5% to 6.0% for March 2018 and that effective April 1, 2018, RMC would cease absorbing any of the company’s direct expenses. Further, by the fourth quarter of 2018, RMC will have begun reducing fee waivers and/or commenced requesting reimbursement of qualifying costs attributable to the company (i.e. Costs from RMC). By July 2019, we will be paying RMC, in accordance with the Operating Agreement, the fees to which it is entitled, and will be reimbursing RMC for the qualifying costs attributable to the company. As financial support from the manager decreases and eventually ceases, net distribution rates will decrease correspondingly. However, there is the possibility the expected decrease in the net distribution rate could be partially offset by increased revenue from higher interest rates on loans and/or from other potential sources of revenue, such as gains, net of expenses, on loan sales to unaffiliated third parties; however as discussed below, if future market conditions and the characteristics of the company’s loan portfolio do not materially deviate from market conditions during the period ended June 30, 2018, the company does not believe any such actions will materially offset any decrease in net distribution rates.

We believe the dollar amount of increased revenues, if any, from higher interest rates and from net gains on loan sales is not expected to have a significant impact on our net income in the remainder of 2018 or beyond. The United States has experienced historically low interest rates for ten years following the 2007/2008 financial crisis and the subsequent Great Recession. Interest rate actions by the Federal Reserve Bank during the past 18 months raised yields on short-term interest rate, however, the yield on the U.S. Treasury 10-year note is lower than when RMI IX commenced operations in 2009. Also, there is significant competition among lenders for loans with low loan-to-value ratios secured by California real estate in the markets in which RMC lends. The competition has, in general, held interest rates steady to date on loans funded.

On June 27, 2018 the company closed on the sale of loans comprising approximately 20% of the loan portfolio to an unaffiliated bank (the “Acquiror”) pursuant to an Asset Sale Agreement dated June 27, 2018 (the “Asset Sale Agreement’). The Asset Sale Agreement contains customary representations, warranties, and covenants. The loans sold represented principal of $14,065,638 and interest owing of $82,027. The mortgage servicing rights were released to the Acquiror. The loans sold are secured by property located in the California counties of San Mateo, Sacramento, Contra Costa, San Bernardino, Alameda, Orange, San Francisco, Santa Clara, Sonoma, and San Joaquin. The loan sale transaction was arranged by a third-party, unaffiliated national firm engaged by RMC. Proceeds from the loan sales was $14,163,158, net of transaction costs of $70,148. The transaction generated an immaterial gain (net of expenses) for the reasons set forth below.

When RMC began negotiating the sale of the loans, pending (and future) loan applications meeting the investment criteria of the company exceeded the capital available to lend at closing. As this transaction occurred at quarter end, the loans to be funded in the place of the loans sold will be funded in the third quarter of 2018 from applications in the loan pipeline. Notwithstanding potential loan sales, we will attempt, although we cannot guarantee, to be fully invested in loans in the future.

Most companies or individuals making similar loans as the company intend to hold the loans until maturity as the average contractual term of the loans (and the historical experience of the time the loan is outstanding due to pre-payments) is shorter than conventional mortgages. Because there are no prepayment penalties to be collected on the company’s loans, loan buyers may be hesitant to risk paying above par. Due to these factors, sales of the loans are infrequent, and an active market does not exist. There are currently no planned future loan sales transactions, although similar transactions may be considered at a later date.

Fees and cost reimbursements to RMC by us under the Operating Agreement in addition to fees collected by RMC at loan origination by borrowers are sources of funds that enable RMC to retain staff and management, repay the formation loan which was the source of funds to pay commissions to broker-dealers for raising our capital, to pay unreimbursed O&O expenses, and to have RMC’s cash flow exceed the carrying value of its intangible assets.

Ongoing public offering of units/ SEC Registrations

In June, 2016, the company’s Registration Statement on Form S-11 filed with the SEC (SEC File No. 333-208315) to offer up to 120,000,000 units ($120,000,000) to the public and 20,000,000 units ($20,000,000) to its members pursuant to the DRIP became effective and continues for up to three (3) years thereafter. As of June 30, 2018, we had sold approximately 81,034,000 units – 39,407,000 units under our previous registration statements and 41,627,000 units under our current registration which is effective as of June 2016. Correspondingly, gross proceeds from unit sales at $1 per unit (including units issued under our distribution reinvestment plan) were approximately $39,407,000 and $41,627,000, respectively.

Our registration statement expires June 6, 2019, and unit sales will cease, unless extended by the filing of another follow-on registration statement prior to June 3, 2019.

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

The following summarizes the proceeds from sales of units, from inception (October, 2009) through June 30, 2018.

Proceeds
From investors - admitted	$73,284,352
From members under our DRIP	7,420,354
From premiums paid by RMC(1)	328,899
Total proceeds from unit sales	$81,033,605
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

The proceeds from the sales of the units will not be segregated but will be commingled with the company’s cash. The ongoing sources of funds for loans are the proceeds from:

•	sale of members’ units (net of reimbursement to RMC of O&O expenses), including units sold by reinvestment of distributions;
•	loan payoffs;
•	borrowers’ monthly principal and interest payments;
•	loan sales; and,
•	a line of credit, if obtained.

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

California's economic juggernaut is concentrated in coastal metropolises around San Francisco, San Jose, Los Angeles and San Diego.”

Key Performance Indicators

The table below shows key performance indicators at and for the six months ended June 30.

	2018	2017
Secured loans – end of period balance	$53,538,730	$46,490,743
Secured loans – average daily balance	$59,332,000	$42,040,000

Interest on loans, gross	$2,496,900	$1,776,244
Portfolio interest rate(1)	8.4%	8.5%
Effective yield rate(2)	8.4%	8.5%

Amortization of loan administrative fees, net(7)	$3,254	$—
Percent of average daily balance(2)	0.0%	0.0%

Interest on loans, net	$2,493,647	$1,776,244
Percent of average daily balance(2)	8.4%	8.5%

Provision for loan losses	$—	$—
Percent of average daily balance(2)	0.0%	0.0%

Total operations expense(7)	$171,273	$57,657

Net Income(7)	$2,346,862	$1,726,414
Percent of average members’ capital(3)(4)	6.6%	7.0%

Member Distributions, net	$2,178,920	$1,595,811
Percent of average members’ capital(3)(4)(5)	6.1%	6.5%

Members’ capital, gross – end of period balance	$76,346,119	$54,391,904
Members’ capital, gross – average daily balance	$70,621,000	$48,800,000

Member Redemptions(6)	$702,640	$453,462
(1)	Stated note interest rate, weighted daily average (annualized)
(2)	Percent of secured loans – average daily balance (annualized)
(3)	Percent of members’ capital, gross – average daily balance (annualized)
(4)	Percent based on the net income available to members (excluding 1% allocated to manager)
(5)	Members Capital Distributed is net of O&O costs allocated to members during the year
(6)	Scheduled member redemptions as of June 30, 2018 were $929,284 payable between 2018 and 2021. Scheduled member redemptions as of June 30, 2017 were $246,800, payable in 2017.

(7) See Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 2

The table below shows key performance indicators at and for the three months ended June 30.

	2018	2017
Secured loans – end of period balance	$53,538,730	46,490,743
Secured loans – average daily balance	$62,866,000	44,575,000

Interest on loans, gross	$1,319,168	940,264
Portfolio interest rate(1)	8.4%	8.5%
Effective yield rate(2)	8.4%	8.4%

Amortization of loan administrative fees, net(7)	3,254	—
Percent of average daily balance(2)	0.0%	0.0%

Interest on loans, net	$1,315,915	940,264
Percent of average daily balance(2)	8.4%	8.4%

Provision for loan losses	$—	—
Percent of average daily balance(2)	0.0%	0.0%

Total operations expense(7)	$131,319	32,308

Net Income(7)	$1,204,373	909,594
Percent of average members’ capital(3)(4)	6.6%	7.0%

Member Distributions, net	$1,088,573	838,456
Percent of average members’ capital(3)(4)(5)	5.9%	6.5%

Members’ capital, gross – end of period balance	$76,346,119	54,391,904
Members’ capital, gross – average balance	$72,774,000	51,223,000

Member Redemptions(6)	$299,240	53,152
(1)	Stated note interest rate, weighted daily average (annualized)
(2)	Percent of secured loans – average daily balance (annualized)
(3)	Percent of members’ capital, gross – average daily balance (annualized)
(4)	Percent based on the net income available to members (excluding 1% allocated to manager)
(5)	Members Capital Distributed is net of O&O costs allocated to members during the year
(6)	Scheduled member redemptions as of June 30, 2018 were $929,284 payable between 2018 and 2021. Scheduled member redemptions as of June 30, 2017 were $246,800, payable in 2017.

(7) See Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 2

Secured loans

The secured loan balance at June 30, 2018 of $53,538,730 was an increase of approximately 15.2% ($7.0 million) over 2017’s $46,490,743. The increased balance of the secured loan portfolio is due to the 1) increased balance of members’ capital which provides additional capital for funding loans, and 2) the favorable economic environment generally and to increased investment in California real estate markets specifically, both of which expands the opportunity for new loans. Due to the sale of approximately $14.1 million on June 27, 2018, the average daily balance of secured loans (three months ended) was approximately $9.3 million higher than the end of period secured loan. As this transaction occurred at quarter end, the loans to be funded in the place of the loans sold will be funded in the third quarter of 2018 from applications in the loan pipeline. Secured loans as a percent of member’s capital (based on average balances) was 86.4% and 87.0% for three months ended June 30, 2018 and 2017, respectively.

Loans generally are funded at a fixed interest rate with a loan term of up to five years. Loans acquired are generally done so within the first six months of origination, and purchased at the current par value, which approximates fair value. As of June 30, 2018, 77 of the company’s 84 loans (representing 97% of the aggregate principal of the company’s loan portfolio) had a loan term of five years or less from loan inception. The remaining loans had terms longer than five years. Substantially all loans are written without a prepayment-penalty provision. As of June 30, 2018, 60 loans outstanding (representing 65% of the aggregate principal balance of the company’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity. The remaining loans provide for monthly payments of interest only, with principal due in full at maturity.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., safety margins to outstanding debt) as indicated by the overall conservative weighted average loan-to-value ratio (LTV) which at June 30, 2018 was approximately 52.8%. Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 47.2% in the property, and we as lenders have lent in the aggregate 52.8% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

On June 27, 2018 the company closed on the sale of loans comprising principal of $14,065,638 and interest owing of $82,027. The mortgage servicing rights were released to the Acquiror. Proceeds for the sale of loans was $14,163,158 net of transaction costs of $70,148. The transaction generated an immaterial gain (net of expenses).

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations on the secured loan portfolio and on the allowance for loan losses, which presentations are incorporated by this reference into this Item 2.

Performance overview

Revenue from the interest on loans, net for the six months ended June 30, 2018 increased by approximately $717,000, over the same period in 2017, due to the increased average loan balance of the secured loan portfolio. Operations expense for the six months ended June 30, 2018 increased by approximately $114,000, over the same period in 2017 due primarily to the termination of financial support from RMC for our direct operating expenses (e.g. professional services and other direct operating expenses) beginning April 1, 2018, and an increase in mortgage servicing fees due to an increased loan portfolio.

For the three months ended June 30, 2018, RMC ceased absorbing our direct expenses for professional services (legal and audit/tax-compliance) and other operating expenses (postage, printing etc.) resulting in an annual net distribution rate of 5.935%. During the three months ended June 30, 2017, RMC, in its sole discretion, provided financial support in the amounts of $110,988 and $8,645 for professional services and other direct operating expenses, respectively.

RMC support that was provided to us totaled approximately $426,000 and $426,000 for the three months ended and $1,054,000 and $807,000 for the six months ended June 30, 2018 and 2017, respectively. However, this support is being reduced and RMC has stated that all support will ultimately cease by July 2019, as discussed below. See Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item I of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 2.

Analysis and Discussion of income from operations 2018 v. 2017 (six months ended)

Significant changes to revenue and expenses during the six months ended June 30, 2018 and 2017 are summarized in the following table.

	Interest on loans, net	Provision For Loan Losses	Operations Expense	Net Income
For the six months ended
June 30, 2018	$2,493,647	—	171,273	2,346,862
June 30, 2017	1,776,244	—	57,657	1,726,414
Change	$717,403	—	113,616	620,448

Change
Loan balance increase	$725,958	—	22,710	703,248
Loan portfolio effective yield rate	(8,555)	—	—	(8,555)
Gain on sale, loans	—	—	—	14,246
Late fees	—	—	—	2,415
Capital balance increase	—	—	200,019	(200,019)
RMC fees/costs waived	—	—	(200,019)	200,019
Expenses absorbed by RMC	—	—	83,278	(83,278)
Expense Reductions	—	—	(1,041)	1,041
Other	—	—	8,669	(8,669)
Change	$717,403	—	113,616	620,448

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

Interest on Loans, net

Interest on loans increased by $717,403 due to growth of the secured loan portfolio. The portfolio has strong payment history with 2 loans (representing 1.1% of the aggregate principal balance of the company’s loan portfolio) currently designated as impaired. The Secured loans – average daily balance at June 30, 2018 increased approximately $17.3 million, or approximately 41.1% over the average daily balance at June 30, 2017.

Provision for loan losses

At June 30, 2018 and 2017, the company had not recorded an allowance for loan losses as all loans had protective equity such that at June 30, 2018 and 2017, collection was deemed probable.

Total Principal amounts past due more than 90 days at June 30, 2018 and 2017 were $567,210 and $1,074,838 (representing 1.1% and 2.3% of the aggregate principal balance of the company’s loan portfolio), respectively.

Operations expense

Operations expense as a percent of interest on loans, net was approximately 6.9% and 3.2% for the six months ended June 30, 2018 and 2017, respectively. The increase in operations expense was due primarily to RMC ceasing to absorb our direct operating expenses (e.g. professional service expense and other direct operating expenses), beginning April 1, 2018, and an increase in mortgage servicing fees due to an increase average daily balance in the secured loan portfolio.

As discussed above, beginning in April 2018, RMC ceased absorbing our direct expenses, and intends, by the fourth quarter of 2018, to begin reducing fee waivers and commence collecting reimbursable expenses so that by July 2019 we will be paying RMC the fees it is entitled to under the Operating Agreement and reimbursing RMC for expenses attributed to us.

Significant changes to Operations expense during the six months ended June 30, 2018 and 2017, are summarized in the following table.

	Mortgage Servicing Fees	Asset Management Fees, net	Costs From RMC, net	Professional Services, net	Other	Total
For the six months ended
June 30, 2018	$73,878	—	—	88,898	8,497	171,273
June 30, 2017	51,168	—	—	2,364	4,125	57,657
Change	$22,710	—	—	86,534	4,372	113,616

Change
Loan balance increase	$22,710	—	—	—	—	22,710
Capital balance increase	—	56,358	143,661	—	—	200,019
RMC fees/costs waived	—	(56,358)	(143,661)	—	—	(200,019)
Expenses absorbed by RMC	—	—	—	87,575	(4,297)	83,278
Expense Reductions	—	—	—	(1,041)	—	(1,041)
Other	—	—	—	—	8,669	8,669
Change	22,710	—	—	86,534	4,372	113,616

See Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 2. See “Performance Overview” for a discussion of RMC’s plans to reduce and eventually eliminate fee waivers and cost absorptions.

•Mortgage Servicing fees

The increase in mortgage servicing fees of $22,710 was consistent with the increase in the average daily secured loan portfolio to $59,332,000, noted above in Key Performance Indicators, at the annual rate of 0.25%

•Asset management fee

The total amount of asset management fees chargeable were $209,910 and $153,552 for the six months ended June 30, 2018 and 2017, respectively. Of the total amount chargeable, RMC, at its sole discretion, waived all asset management fees for the six months ended June 30, 2018 and 2017, respectively.

•Costs through RMC

Cost incurred by RMC, for which reimbursement could have been requested were $362,007 and $218,346 for the six months ended June 30, 2018 and 2017, respectively. RMC, at its sole discretion, waived all reimbursements for the six months ended June 30, 2018 and 2017, respectively.

•Professional Services

Professional services consist primarily of legal, audit and tax-compliance expenses. Professional service expense incurred during the six months ended June 30, 2018 and 2017 was $232,050 and $233,091, respectively. The decrease in professional service expense incurred of $1,041 was offset by a RMC ceasing to absorb our direct operating expenses beginning April 1, 2018. During the six months ended June 30, 2018 and 2017, RMC, in its sole discretion, reimbursed $143,152 and $230,727 of professional services, respectively.

Analysis and discussion of income from operations 2018 v. 2017 (three months ended)

Significant changes to revenue and expenses during three months ended June 30, 2018 and 2017 are summarized in the following table.

	Interest on loans, net	Provision For Loan Losses	Operations Expense	Net Income
For the three months ended
June 30, 2018	$1,315,915	—	131,319	1,204,373
June 30, 2017	940,264	—	32,308	909,594
Change	$375,651	—	99,011	294,779

Change
Loan balance increase	$375,651	—	11,836	363,815
Gain on sale, loans	—	—	—	14,246
Late fees	—	—	—	3,893
Capital balance increase	—	—	62,407	(62,407)
RMC fees/costs waived	—	—	(62,407)	62,407
Expenses absorbed by RMC	—	—	119,633	(119,633)
Expense Reductions	—	—	(32,458)	32,458
Change	$375,651	—	99,011	294,779

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

Interest on loans, net

Interest on loans increased by $375,651 due to growth of the secured loan portfolio. The portfolio has a strong payment history, with two loans (representing 1.1% of the aggregate principal balance of the company loan portfolio) currently designated as impaired. The Secured loans – average daily balance at June 30, 2018 increased approximately $18.3 million, or approximately 41.0%, over the average daily balance at June 30, 2017.

Provision for loan losses

At June 30, 2018 and 2017, the company had not recorded an allowance for loan losses as all loans had protective equity such that at June 30, 2018 and 2017, collection was deemed probable for amounts owing.

Total principal amounts past due more than 90 days at June 30, 2018 and 2017 were $567,210 and $1,074,838 (representing 1.1% and 2.3% of the aggregate principal balance of the company’s loan portfolio), respectively.

Operations expense

Operations expense as a percent of interest on loans, net was approximately 10.0% and 3.4% for the three months ended June 30, 2018 and 2017, respectively. The increase in operations expense was due primarily to RMC ceasing to absorb our direct operating expenses (e.g. professional services and other direct operating expense), beginning April 1, 2018, and an increase in mortgage servicing fees due to an increase average daily balance in the secured loan portfolio.

As discussed above, beginning April 1, 2018, RMC no longer provides financial support by absorbing our direct expenses, and intends, by the fourth quarter of 2018, to begin reducing fee waivers and commence collecting reimbursable expenses so that by July 2019 we will be paying RMC the fees and cost reimbursements  it is entitled to under the Operating Agreement and reimbursing RMC for expenses attributed to us.

Significant changes to operations expense during the three months ended June 30, 2018 and 2017, are summarized in the following table.

	Mortgage Servicing Fees	Asset Management Fees, net	Costs From RMC, net	Professional Services, net	Other	Total
For the three months ended
June 30, 2018	$38,694	—	—	84,213	8,412	131,319
June 30, 2017	26,858	—	—	2,364	3,086	32,308
Change	$11,836	—	—	81,849	5,326	99,011

Change
Loan balance increase	$11,836	—	—	—	—	11,836
Capital balance increase	—	5,290	57,117	—	—	62,407
RMC fees/costs waived	—	(5,290)	(57,117)	—	—	(62,407)
Expenses absorbed by RMC	—	—	—	110,988	8,645	119,633
Expense Reductions	—	—	—	(29,139)	(3,319)	(32,458)
Change	11,836	—	—	81,849	5,326	99,011

See Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 2. See “Performance Overview” for a discussion of RMC’s plans to reduce and eventually eliminate fee waivers and cost absorptions.

•Mortgage servicing fees

The increase in mortgage servicing fees of $11,836 was consistent with the increase in the average daily secured loan portfolio to $62,866,000, noted above in Key Performance Indicators, at the annual rate of 0.25%.

•Asset management fees

The total amount of asset management fees chargeable were $82,066 and $76,776 for the three months ended June 30, 2018 and 2017, respectively. Of the total amount chargeable, RMC, at its sole discretion, waived all asset management fees for the three months ended June 30, 2018 and 2017, respectively.

•Costs through RMC

Costs incurred by RMC, for which reimbursement could have been requested were $177,858 and $120,741 for the three months ended June 30, 2018 and 2017, respectively. RMC, at its sole discretion, waived all reimbursements for the three months ended June 30, 2018 and 2017, respectively.

•Professional services

Professional services consist primarily of legal, audit and tax-compliance expenses. Professional services incurred during the three months ended June 30, 2018 and 2017 declined to $84,213 from $113,352, respectively, due to the timing of services provided and increased efficiency in the reporting process.  The decrease in professional services incurred of $29,139 was offset by RMC ceasing to absorb our direct operating expenses beginning April 1, 2018. During the three months ended June 30, 2017, RMC, in its sole discretion, reimbursed $110,998 of professional service expenses.

Members' capital, cash flows and liquidity

Cash flows by business activity are presented in the following table for the three and six months ended June 30.

	For the three months ended		For the six months ended
	2018	2017	2018	2017
Members’ capital
Contributions by members, net	$3,101,230	$5,666,527	$7,449,992	$10,209,440
Organization and offering costs, net	(269,560)	(201,094)	(401,060)	(367,850)
Formation loan, net	(211,727)	(404,368)	(569,521)	(720,319)
Distributions and redemptions, net	(837,021)	(428,863)	(1,732,490)	(1,163,813)
Cash – members’ capital, net	1,782,922	4,632,202	4,746,921	7,957,458
Loan principal/advances/interest
Principal collected	$6,855,023	$6,882,268	$19,594,640	$12,118,788
Loans sold to non-affiliate, net	14,163,158	—	14,163,158	—
Loans sold to affiliates	—	999,995	—	999,995
Interest received, net	1,224,758	884,161	2,388,949	1,730,943
Other loan income	4,483	1,688	9,344	7,877
Loan funding & advances, net	(16,593,435)	(10,878,215)	(26,542,583)	(19,495,089)
Loans acquired from affiliates	—	—	(5,889,819)	—
Cash – loans, net	5,653,987	(2,110,103)	3,723,689	(4,637,486)

Operations expense	(163,236)	(27,638)	(165,839)	(52,114)

Net change in cash	$7,273,673	$2,494,461	$8,304,771	$3,267,858

The table below shows the breakout of distributions for the six months ended June 30, 2018 and 2017.

	2018	2017
DRIP	$1,187,760	$885,459
Cash	991,160	710,352
Total	$2,178,920	$1,595,811
Percent of members’ capital, electing cash distribution	45%	45%

The table below shows the company’s unit redemptions for the three and six months ended June 30, 2018 and 2017.

	Three months ended		Six months ended
	2018	2017	2018	2017
Capital redemptions-without penalty	$259,817	$29,500	$575,867	$407,788
Capital redemptions-subject to penalty	39,423	23,652	126,773	45,674
Total	$299,240	$53,152	$702,640	$453,462

Scheduled redemptions at June 30, 2018 were $929,284, to be paid between 2018 and 2021.

The ongoing sources of funds for loans are the proceeds from:

•	sale of members’ units (net of reimbursement to RMC of O&O expenses), including units sold by reinvestment of distributions;
•	loan payoffs;
•	borrowers’ monthly principal and interest payments;
•	loan sales; and,
•	a line of credit, if obtained.

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

Contractual obligations

The company had two contractual obligations as of June 30, 2018.

•

To reimburse RMC for O&O expenses at 4.5% of gross proceeds of future unit sales. As of June 30, 2018, RMC had incurred $3,407,471 of cumulative O&O expenses in excess of the 4.5% cap, and which may be reimbursed to RMC from proceeds of future unit sales; and,

•	Redemptions of members' capital scheduled of $929,284, to be paid between 2018 and 2021.

Scheduled redemptions as of June 30, 2018 are presented in the following table.

2018	$902,119
2019	12,000
2020	12,000
2021	3,165
Total	$929,284

See Note 3 (Manager and Other Related Parties) and Note 5 (Commitments and Contingencies, Other Than Loan Commitments) to the financial statements included in Part I, Item 1 of this report for a detailed presentation on commitments and contingencies, which presentation is incorporated by this reference into this Item 2.

At June 30, 2018, the company had no construction or rehabilitation loans outstanding.

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

RMC, as the manager, carried out an evaluation, with the participation of RMC's President (acting as principal executive officer/principal financial officer) of the effectiveness of the design and operation of the manager's controls and procedures over financial reporting and disclosure (as defined in Rule 13a-15 of the Exchange Act) for the year ended December 31, 2017. Based upon that evaluation, RMC's principal executive officer/principal financial officer concluded that the manager's disclosure controls and procedures were effective.

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

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes or protect or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance.  As of June 30, 2018, the company was not involved in any legal proceedings other than those that would be considered part of the normal course of business.

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

Use of Proceeds from Registered Securities

On June 6, 2016, the company’s Registration Statement on Form S-11 filed with the SEC (SEC File No. 333-208315) to offer up to 120,000,000 units ($120,000,000) to the public and 20,000,000 units ($20,000,000) to its members pursuant to the DRIP became effective and is effective for up to three (3) years thereafter. The registration statement was amended on May 1, 2018. As of June 30, 2018, we had sold approximately 81,034,000 units – 39,407,000 units under our previous registration statements and 41,627,000 units under our 2016 registration statement. Correspondingly, gross proceeds from unit sales at $1 per unit (including units issued under our distribution reinvestment plan) were approximately– $39,407,000 and $41,627,000, respectively.

The current registration statement is effective for 3 years and expires June 6, 2019, and unit sales will cease, unless extended by the filing of another follow-on registration statement prior to June 3, 2019.

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

The following summarizes the proceeds from sales of units from inception (October 2009) through June 30, 2018.

Proceeds
From investors - admitted	$73,284,352
From members under our DRIP	7,420,354
From premiums paid by RMC(1)	328,899
Total proceeds from unit sales	$81,033,605

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

•	sale of units, including units sold by reinvestment of distributions;
•	loan payoffs;
•	borrowers’ monthly principal and interest payments;
•	loan sales; and,
•	a line of credit, if obtained.

Cash generated from loan payoffs and borrower payments of principal and interest is used for operating expenses, reimbursements to RMC of O&O expenses, and unit redemptions. The cash flow, if any, in excess of these uses is reinvested in new loans.

For a description of the formation loan advances made by RMI IX to RMC from offering proceeds to pay broker dealer sales commissions, see Note 3 (Manager and other Related Parties) to the financial statements included in Part I, Item 1 of this report, which information is incorporated by reference in this Item 2.

Redemptions are made once a quarter, on the last business day of the quarter. Redemptions for the three months ended June 30, 2018 were $299,240. The unit redemption program is ongoing and available to members beginning one year after the purchase of the units.  The maximum number of units that may be redeemed in any year and the maximum amount of redemption available in any period to members are subject to certain limitations.

On June 20, 2018, RMC, the company’s manager, approved an amendment of our Operating Agreement to delete Section 7.4(c) effective June 7, 2018. The California Department of Business Oversight (the “Department”) in connection with the company’s annual renewal of its California securities registration required that Section 7.4(c) be deleted from the Operating Agreement. Section 7.4(c) required that instruments evidencing the company’s membership interests include a legend stating it is unlawful to consummate a sale or transfer of the company’s membership interests without the prior written consent of the Commissioner of Corporations of the State of California, except as permitted in the Commissioner’s rules. The company was advised by the Department that this requirement is no longer applicable.

ITEM 3.	Defaults Upon Senior Securities

Not Applicable.

ITEM 4.	Mine Safety Disclosures

Not Applicable.

ITEM 5.	Other Information

Report issued by Redwood Mortgage Corp. on the fair market value per unit at December 31, 2017 of limited liability company units in Redwood Mortgage Investors IX, LLC, is filed as exhibit 99.1 and is incorporated by reference.

ITEM 6.	Exhibits

Exhibit No.	Description of Exhibits

3.3

First Amendment to Ninth Amended and Restated Limited Liability Company Operating Agreement of Redwood Mortgage Investors IX, LLC (incorporated by reference the form 8-k filed with the SEC on June 22, 2018)

10.8	Asset Sale Agreement dated June 27, 2018

31.1	Certification of Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report issued by Redwood Mortgage Corp. on the fair market value per unit at December 31, 2017 of limited liability company units in Redwood Mortgage Investors IX, LLC

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: August 14, 2018	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer)