Form 10-Q
period 2018-09-30
Redwood Mortgage Investors IX
filed 2018-11-13
CIK 1448038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  YES    ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC

Balance Sheets

September 30, 2018 (unaudited) and December 31, 2017 (audited)

	September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$5,749,762	$8,509,852
Loans
Principal	66,199,542	54,768,689
Advances	16,240	13,989
Accrued interest	520,148	409,867
Loan balances secured by deeds of trust	66,735,930	55,192,545
Loan administrative fees, net	1,348	9,008
Total assets	$72,487,040	$63,711,405

LIABILITIES, INVESTORS IN APPLICANT STATUS, AND MEMBERS’ CAPITAL

Liabilities - Accounts payable and accrued liabilities	$11,135	$180

Investors in applicant status	1,349,575	3,270,312

Members’ capital, net	75,602,970	64,218,001
Receivable from manager (formation loan)	(4,476,640)	(3,777,088)
Members’ capital, net, less formation loan	71,126,330	60,440,913
Total liabilities, investors in applicant status and members’ capital	$72,487,040	$63,711,405

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Income

For the Three and Nine Months Ended September 30, 2018 and 2017 (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Revenues, net
Interest income	$1,305,044	$1,074,539	3,798,691	$2,850,783
Late fees	4,773	11,326	15,015	19,153
Gain on sale, loans	—	—	14,246	—
Total revenues	1,309,817	1,085,865	3,827,952	2,869,936

Provision for loan losses	—	—	—	—

Operations expense
Mortgage servicing fees	36,266	30,627	110,144	81,795
Asset management fees, net (Note 3)	—	—	—	—
Costs from Redwood Mortgage Corp., net (Note 3)	—	—	—	—
Professional services, net (Note 3)	90,957	45,794	179,855	48,158
Other	1,442	1,771	9,939	5,896
Total operations expense	128,665	78,192	299,938	135,849
Net income	$1,181,152	$1,007,673	$3,528,014	$2,734,087
Members (99%)	1,169,341	997,596	3,492,734	2,706,746
Managers (1%)	11,811	10,077	35,280	27,341
	$1,181,152	$1,007,673	$3,528,014	$2,734,087

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statement of Changes in Members’ Capital

For the Three Months Ended September 30, 2018 (unaudited)

		Members' Capital, net
	Investors In Applicant Status	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at June 30, 2018	$1,300,160	$76,346,119	$97,091	$(2,590,122)	$73,853,088
Contributions on application	1,977,425	—	—	—	—
Contributions admitted to members' capital	(1,944,110)	1,944,110	1,948	—	1,946,058
Premiums paid on application by RMC	19,950	—	—	—	—
Premiums admitted to members' capital	(3,850)	3,850	—	—	3,850
Net income	—	1,169,341	11,811	—	1,181,152
Earnings distributed to members	—	(1,137,066)	—	—	(1,137,066)
Earnings distributed used in DRIP	—	613,170	—	—	613,170
Members’ redemptions	—	(787,524)	—	—	(787,524)
Organization and offering expenses	—	—	—	(92,543)	(92,543)
Organization and offering expenses allocated	—	(79,027)	—	79,027	—
Manager reimbursement	—	—	—	18,606	18,606
Early withdrawal penalties	—	—	—	4,179	4,179
Balance at September 30, 2018	$1,349,575	$78,072,973	$110,850	$(2,580,853)	$75,602,970

Statement of Changes in Members’ Capital

For the Nine Months Ended September 30, 2018 (unaudited)

		Members' Capital, net
	Investors In Applicant Status	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at December 31, 2017	$3,270,312	$66,450,424	$102,902	$(2,335,325)	$64,218,001
Contributions on application	9,385,023	—	—	—	—
Contributions admitted to members' capital	(11,315,105)	11,315,105	11,358	—	11,326,463
Premiums paid on application by RMC	52,990	—	—	—	—
Premiums admitted to members' capital	(43,645)	43,645	—	—	43,645
Net income	—	3,492,734	35,280	—	3,528,014
Earnings distributed to members	—	(3,315,986)	(38,690)	—	(3,354,676)
Earnings distributed used in DRIP	—	1,800,930	—	—	1,800,930
Members’ redemptions	—	(1,490,164)	—	—	(1,490,164)
Organization and offering expenses	—	—	—	(514,933)	(514,933)
Organization and offering expenses allocated	—	(223,715)	—	223,715	—
Manager reimbursement	—	—	—	39,936	39,936
Early withdrawal penalties	—	—	—	5,754	5,754
Balance at September 30, 2018	$1,349,575	$78,072,973	$110,850	$(2,580,853)	$75,602,970

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Three and Nine Months Ended September 30, 2018 and 2017 (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Operations
Interest received	$1,225,095	$1,038,252	$3,610,914	$2,755,734
Other loan income	4,923	11,376	14,267	19,253
Loan administrative fee reimbursed (paid)	—	3,569	3,130	17,030
Operations expense	(109,456)	(25,635)	(275,295)	(77,748)
Total cash provided by (used in) operations	1,120,562	1,027,562	3,353,016	2,714,269
Investing – loan principal/advances
Principal collected on loans	11,412,938	5,802,607	31,007,578	17,921,395
Loans originated	(24,073,750)	(12,403,750)	(50,614,250)	(31,889,883)
Loans sold to non-affiliate, net	—	—	14,163,158	—
Loans sold to affiliates	—	—	—	999,995
Loans acquired from affiliates	—	—	(5,889,819)	—
Advances (made) received on loans	(168)	18,837	(2,251)	9,881
Total cash provided by (used in) investing	(12,660,980)	(6,582,306)	(11,335,584)	(12,958,612)
Financing – members’ capital
Contributions by members, net
Contributions by members	1,999,333	7,424,326	9,449,325	17,633,766
Organization and offering expenses paid, net	(73,936)	(241,787)	(474,996)	(609,637)
Formation loan funding	(138,420)	(505,263)	(707,941)	(1,225,582)
Total cash provided by members, net	1,786,977	6,677,276	8,266,388	15,798,547
Distributions to members
Earnings distributed	(523,896)	(424,860)	(1,553,746)	(1,135,212)
Redemptions	(787,524)	(346,800)	(1,490,164)	(800,262)
Cash distributions to members	(1,311,420)	(771,660)	(3,043,910)	(1,935,474)
Total cash provided by (used in) financing	475,557	5,905,616	5,222,478	13,863,073
Net increase (decrease) in cash	(11,064,861)	350,872	(2,760,090)	3,618,730
Cash, beginning of period	16,814,623	5,462,712	8,509,852	2,194,854
Cash, September 30	$5,749,762	$5,813,584	$5,749,762	$5,813,584

Reconciliation of net income to Total cash provided by (used in) operations

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Net income	$1,181,152	$1,007,673	$3,528,014	$2,734,087
Adjustments to reconcile net income to net cash provided by (used in) operating activities
(Gain) on sale, loans	—	—	(14,246)	—
Amortization of loan administrative fees	1,276	—	4,530	—
Change in operating assets and liabilities
Accrued interest	(81,225)	(36,288)	(192,308)	(95,051)
Receivable from affiliate	135	—	—	—
Loan administrative fees reimbursed (paid)	—	3,569	3,130	17,030
Accounts payable	9,049	38,483	11,000	42,257
Other	10,175	14,125	12,896	15,946
Total adjustments	(60,590)	19,889	(174,998)	(19,818)
Total cash provided by (used in) operations	$1,120,562	$1,027,562	$3,353,016	$2,714,269

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2018 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL

In the opinion of the Redwood Mortgage Corp. (RMC or the manager), the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the fiscal year December 31, 2017 filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the operations results to be expected for the full year.

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

Profits and losses are allocated monthly among the members according to their respective capital accounts after one percent (1%) of the profits and losses are allocated to the manager. RMC’s allocated one percent (1%) of the profits and losses was $11,811 and $10,077 for the three months ended and $35,280 and $27,341 for the nine months ended September 30, 2018 and 2017, respectively. The monthly results are subject to subsequent adjustment as a result of quarterly and year-end accounting and reporting. Investors should not expect the company to provide tax benefits of the type commonly associated with limited liability company tax shelter investments. Federal and state income taxes are the obligation of the members, if and when taxes apply, other than the annual California franchise tax and the California LLC cash receipts taxes paid by the company.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2018 (unaudited)

Distribution policy

Cash available for distribution at the end of each calendar month is allocated ninety-nine percent (99%) to the members and one percent (1%) to the manager. Cash available for distribution means cash flow from operations (excluding repayments for loan principal and other capital transaction proceeds) less amounts set aside for creation or restoration of reserves. The manager may withhold from cash available for distribution otherwise distributable to the members with respect to any period the respective amounts of O&O expenses allocated to the members’ accounts for the applicable period pursuant to the company’s reimbursement to RMC and allocation to members’ accounts of organization and offering expenses policy. The amount otherwise distributable, less the respective amounts of organization and offering expenses allocated to members, is the net distribution. Per the terms of the company’s Operating Agreement, cash available for distribution allocated to the members is allocated among the members in proportion to their percentage interests (except with respect to differences in the amounts of organization and offering expenses allocated to the respective members during the applicable period) and in proportion to the number of days during the applicable month that they owned such percentage interests.

See Note 3 (Manager and Other Related Parties) to the financial statements for a detailed discussion on the allocation of O&O to members’ accounts.

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

To determine the amount of cash to be distributed in any specific month, the company relies in part on its forecast of full year profits, which takes into account the difference between the forecasted and actual results in the year and the requirement to maintain a cash reserve. At September 30, 2018 cumulative year to date earnings (estimated) allocated to members’ accounts was $3,539,701 and net income available to members (actual) was $3,492,734. The difference between earnings allocated to members’ account and net income available to members of $46,967 is anticipated to approximate zero by December 31, 2018.

Since commencement of operations in 2009, the manager, at its sole discretion, provided significant financial support to the company which affected the net income, cash available for distribution, and the net-distribution rate, including:

•	charging less than the maximum allowable fees;
•	not requesting reimbursement of qualifying costs attributable to the company (“Costs from RMC”) on the Statements of Income); and/or,
•	absorbing some, and in certain periods, all of the company’s direct expenses, such as professional fees.

Such fee and cost-reimbursement waivers and the absorption of the company’s expenses by RMC were not made for the purpose of providing the company with sufficient funds to satisfy any required level of distributions, as the company has no such required level of distributions, nor to meet withdrawal requests. Any decision to waive fees or cost-reimbursements and/or to absorb direct expenses, and the amount (if any) to be waived or absorbed, is made by RMC in its sole discretion. This assistance has increased the company’s financial performance and resulted in an annual 6.5% net distribution rate since inception (6.95% before O&O expense allocation of 0.45%, annually when applicable) for periods prior to February 28, 2018.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2018 (unaudited)

Beginning in April 2018, the company commenced paying its direct expenses for professional-service fees (legal and audit/tax compliance) and other operating expenses (postage, printing etc.). The annualized net distribution rate at September 30, 2018 was 5.80%.

Distribution reinvestment plan

The DRIP provision of the Operating Agreement permits members to elect to have all or a portion of their monthly distributions reinvested in additional units. Members may withdraw from the DRIP with written notice.

Liquidity and unit redemption program

There are substantial restrictions on transferability of units, and there is no established public trading and/or secondary market for the units and none is expected to develop. In order to provide liquidity to members, the company’s Operating Agreement includes a unit redemption program, whereby beginning one year from the date of purchase of the units, a member may redeem all or part of their units, subject to certain limitations.

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

The company redeems units quarterly, subject to certain limitations as provided for in the Operating Agreement. The maximum number of units which may be redeemed per quarter per individual member shall not exceed the greater of (i) 100,000 units, or (ii) 25% of the member’s total outstanding units. For redemption requests requiring more than one quarter to fully redeem, the percentage discount amount that, if any, applies when the redemption payments begin continues to apply throughout the redemption period and applies to all units covered by such redemption request regardless of when the final redemption payment is made.

The company has not established a cash reserve from which to fund redemptions. The company’s capacity to redeem units upon request is limited by the availability of cash and the company’s cash flow. As provided in the Operating Agreement, the company will not, in any calendar year, redeem more than five percent (5%) of the weighted average number of units outstanding during the twelve-month period immediately prior to the date of the redemption. In the event unit withdrawal requests exceed 5% in any calendar year, units will be redeemed in the priority provided in the Operating Agreement.

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

September 30, 2018 (unaudited)

Unit sales commissions paid to broker-dealers/formation loan

Commissions for unit sales to be paid to broker-dealers (B/D sales commissions) are paid by RMC and are not paid directly by the company out of offering proceeds. Instead, the company advances to RMC, from offering proceeds, amounts sufficient to pay the B/D sales commissions and premiums to be paid to investors. Such advances in total may not exceed seven percent (7%) of offering proceeds. The receivable arising from the advances is unsecured, and non-interest bearing and is referred to as the “formation loan.” As of September 30, 2018 the company had made such advances of $5,367,887, of which $4,476,640 remains outstanding on the formation loan.

RMC is required to make annual payments on the formation loan in the amount of one tenth of the principal balance outstanding at December 31 of the prior year.

Term of the company

The term of the company will continue until 2028, unless sooner terminated as provided in the Operating Agreement.

Ongoing public offering of units/ SEC Registrations

Gross proceeds from sales of units from inception (October, 2009) through September 30, 2018 are summarized below.

Proceeds
From investors - admitted	$75,228,462
From members under our DRIP	8,033,525
From premiums paid by RMC(1)	332,749
Total proceeds from unit sales	$83,594,736

(1)

If a member acquired units through an unsolicited sale (i.e. without broker/dealer) the member’s capital account is credited with their capital contribution plus a premium paid by RMC equal to the amount of the sales commissions that otherwise would have been paid to a broker-dealer by RMC. This premium is reported in the year paid as taxable income to the member.

In June, 2016, the company’s Registration Statement on Form S-11 filed with the SEC (SEC File No. 333-208315) to offer up to 120,000,000 units ($120,000,000) to the public and 20,000,000 units ($20,000,000) to its members pursuant to the DRIP became effective and continues in effect for up to three (3) years thereafter. As of September 30, 2018, the company had sold approximately 83,595,000 units– 39,407,000 units under previous registration statements and approximately 44,188,000 units under the June 2016 registration statement. Correspondingly, gross proceeds from unit sales at $1 per unit (including units issued under the distribution reinvestment plan) were approximately $39,407,000 and $44,188,000, respectively.

The June 2016 registration statement expires June 6, 2019, and unit sales will cease, unless extended by the filing of another follow-on registration statement prior to June 3, 2019.

Use of Proceeds from sale of units

The company will use the proceeds from the sale of the units to:

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

September 30, 2018 (unaudited)

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

Cash and cash equivalents

The company considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. At September 30, 2018, substantially all of the company’s cash balances in banks exceed the federal depository insurance limit of $250,000.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2018 (unaudited)

Loans and interest income

Loans generally are stated at the unpaid principal balance (principal). The manager has discretion to pay amounts (advances) to third parties on behalf of borrowers to protect the company’s interest in the loan. Advances include, but are not limited to, the payment of interest and principal on a senior lien to prevent foreclosure by the senior lien holder, property taxes, insurance premiums and attorney fees. Advances generally are stated at the amounts paid out on the borrower’s behalf and any accrued interest on amounts paid out, until repaid by the borrower.

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

Allowance for loan losses

Loans and the related accrued interest and advances (i.e. the loan balance) are analyzed on a periodic basis for ultimate recoverability. Delinquencies are identified and followed as part of the loan system of record. Collateral fair values are reviewed quarterly and the protective equity for each loan is computed. As used herein, “protective equity” is the dollar amount by which the fair value of the collateral, net of any senior liens exceeds the loan balance, where “loan balance” is the sum of the unpaid principal, advances and the recorded interest thereon. This computation is done for each loan (whether impaired or performing), and while loans secured by collateral of similar property type are grouped, there is enough distinction and variation in the collateral that a loan-by-loan, collateral-by-collateral analysis is appropriate.

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

September 30, 2018 (unaudited)

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

-Accounting and Financial Reporting for Revenue Recognition

On May 28, 2014, the FASB issued a final ASU on revenue from contracts with customers. The standard issued as ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard was effective January 1, 2018, and has been adopted using the modified retrospective approach.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2018 (unaudited)

Adoption of the revenue standard did not have an impact on the company’s current revenue recognition policies since the scope of guidance is not applicable to financial instruments including loans and therefore did not have an impact on the recognition of interest income or late fees.

NOTE 3 – MANAGER AND OTHER RELATED PARTIES

RMC is entitled to 1% of the profits and losses of the company. See Note 1 (Organization and General).

Manager financial support (RMC support)

RMC support provided, as detailed below, totaled approximately $532,000 and $375,000 for the three months ended and $1,586,000 and $1,196,000, for the nine months ended September 30, 2018 and 2017, respectively.

Loan administrative fees and operating expenses, including amounts for fees and cost reimbursements waived and/or expenses absorbed by RMC, for the three and nine months ended September 30, 2018 are presented in the following table.

		Operating Expenses
	Loan Admin Fees	Mortgage Servicing Fees	Asset Management Fee	Costs from RMC	Professional Services	Other	Total
For the three months ended
Chargeable/reimbursable	$240,738	$36,266	$104,955	$186,523	$90,957	$1,442	$660,881
RMC support
Waived	(240,738)	—	(104,955)	(186,523)	—	—	(532,216)
Expenses absorbed by RMC	—	—	—	—	—	—	—
Total RMC support	(240,738)	—	(104,955)	(186,523)	—	—	(532,216)

Net charged	$—	$36,266	$—	$—	$90,957	$1,442	$128,665

		Operating Expenses
	Loan Admin Fees	Mortgage Servicing Fees	Asset Management Fee	Costs from RMC	Professional Services	Other	Total
For the nine months ended
Chargeable/reimbursable	$565,041	$110,144	$314,865	$548,530	$323,007	$24,185	$1,885,772
RMC support
Waived	(565,041)	—	(314,865)	(548,530)	—	—	(1,428,436)
Expenses absorbed by RMC	—	—	—	—	(143,152)	(14,246)	(157,398)
Total RMC support	(565,041)	—	(314,865)	(548,530)	(143,152)	(14,246)	(1,585,834)

Net charged	$—	$110,144	$—	$—	$179,855	$9,939	$299,938

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2018 (unaudited)

Loan administrative fees and operating expenses, including amounts for fees and cost reimbursements waived and/or expenses absorbed by RMC, for the three and nine months ended September 30, 2017 are presented in the following table.

		Operating Expenses
	Loan Admin Fees	Mortgage Servicing Fees	Asset Management Fee	Costs from RMC	Professional Services	Other	Total
For the three months ended
Chargeable/reimbursable	$124,038	$30,627	$76,776	$146,558	$69,944	$5,340	$453,283
RMC support
Waived	(124,038)	—	(76,776)	(146,558)	—	—	(347,372)
Expenses absorbed by RMC	—	—	—	—	(24,150)	(3,569)	(27,719)
Total RMC support	(124,038)	—	(76,776)	(146,558)	(24,150)	(3,569)	(375,091)

Net charged	$—	$30,627	$—	$—	$45,794	$1,771	$78,192

		Operating Expenses
	Loan Admin Fees	Mortgage Servicing Fees	Asset Management Fee	Costs from RMC	Professional Services	Other	Total
For the nine months ended
Chargeable/reimbursable	$318,899	$81,795	$230,328	$364,904	$303,035	$32,875	$1,331,836
RMC support
Waived	(318,899)	—	(230,328)	(364,904)	—	—	(914,131)
Expenses absorbed by RMC	—	—	—	—	(254,877)	(26,979)	(281,856)
Total RMC support	(318,899)	—	(230,328)	(364,904)	(254,877)	(26,979)	(1,195,987)

Net charged	$—	$81,795	$—	$—	$48,158	$5,896	$135,849

Loan administrative fees

RMC is entitled to receive a loan administrative fee in an amount up to one percent (1%) of the principal amount of each new loan originated or acquired on the company’s behalf by RMC for services rendered in connection with the selection and underwriting of potential loans. Such fees are payable by the company upon the closing or acquisition of each loan. Beginning in August 2015, RMC, at its sole discretion, began waiving loan administrative fees. Loan administrative fees collected prior to August 2015 are being amortized over the contractual life of the loan and will be fully amortized by year end 2018.

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

September 30, 2018 (unaudited)

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

RMC, at its sole discretion, may elect to accept less than the maximum amount of the asset management fee. An increase or decrease in this fee within the limits set by the Operating Agreement directly impacts the yield to the members. RMC intends to begin reducing these fee waivers by the fourth quarter of 2018. Beginning in April 2018, the calculation of the asset management fees was adjusted to conform to the specifically applicable provisions of the Operating Agreement, accordingly the 2017 dollar amounts in the table above have been updated. The previously disclosed asset management fees were $106,800 for the three months ended and $288,194 for the nine months ended September 30, 2018. This update had no effect on net income or total operating expenses, as all asset management fees were waived in all periods presented.

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

For the three months ended September 30, 2018, RMI IX paid for all professional services directly. Prior to April 2018, RMC, at its sole discretion, had elected to absorb some or all of RMI IX’s expenses for professional services (and other operating expenses directly incurred by the company).

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2018 (unaudited)

In the ordinary course of business, performing loans may be assigned, in-part or in-full, between the affiliated mortgage funds at par. During the nine months ended September 30, 2018, Redwood Mortgage Investors VIII, LP, an affiliated mortgage fund, assigned to the company two performing loans in-full at par value of approximately $5,890,000. The company paid cash for the loans and the affiliated mortgage fund has no continuing obligation or involvement on the loans assigned to the company. During the nine months ended September 30, 2017, the company assigned one loan at par value of approximately $999,995 to Redwood Mortgage Investors VIII, LP.

Formation loan

Formation loan transactions are presented in the following table.

	For the nine months ended	Since Inception
Balance, beginning of period	$3,777,088	$—
Formation loan advances to RMC	707,941	5,367,887
Payments received from RMC	—	(854,077)
Early withdrawal penalties applied	(8,389)	(37,170)
Balance, September 30, 2018	$4,476,640	$4,476,640
Subscription proceeds since inception		$76,561,587
Formation loan advance rate		7%

The future minimum payments on the formation loan, net of early withdrawal penalties, as of September 30, 2018 are presented in the following table.

2018	$369,320
2019	377,709
2020	377,709
2021	377,709
2022	377,709
Thereafter	2,596,484
Total	$4,476,640

RMC is required to make annual payments on the formation loan, net of early withdrawal penalties, of one tenth of the principal balance outstanding at December 31 of the prior year. The formation loan is forgiven if the manager is removed and RMC is no longer receiving payments for services rendered.

The table below presents the company’s unit redemptions for the three and nine months ended September 30, 2018 and 2017.

	Three months ended		Nine months ended
	2018	2017	2018	2017
Capital redemptions-without penalty	$635,218	$140,550	$1,211,085	$548,338
Capital redemptions-subject to penalty	152,306	206,250	279,079	251,924
Total	$787,524	$346,800	$1,490,164	$800,262

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2018 (unaudited)

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

O & O expenses are summarized in the following table.

	2018	Since Inception
Balance, January 1	$2,335,325	$—
O&O expenses reimbursed to RMC	514,933	3,409,547
Early withdrawal penalties applied (1)	(5,754)	(24,269)
O&O expenses allocated(2)	(223,715)	(605,872)
O&O expenses reimbursed by RMC (3)	(39,936)	(198,553)
Balance, September 30 (4)	$2,580,853	$2,580,853

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
(4)

Per the Operating Agreement, RMI IX reimburses RMC for O&O expenses at 4.5% gross proceeds from future unit sales. As of September 30, 2018, RMC had incurred $3,531,711 of cumulative O&O expenses in excess of the 4.5% cap, and which may be reimbursed to RMC from proceeds of future unit sales.

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years.  Loans acquired are generally done so within the first six months of origination, and purchased at the current par value, which approximates fair value. As of September 30, 2018, 87 of the company’s 93 loans (representing 97% of the aggregate principal of the company’s loan portfolio) have a loan term of five years or less from loan inception. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment penalty provision. As of September 30, 2018, 61 loans outstanding (representing 54% of the aggregate principal balance of the company’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity. The remaining loans provide for monthly payments of interest only, with the principal balance due at maturity.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2018 (unaudited)

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the three and nine months ended September 30, 2018.

	For the three months ended	For the nine months ended
Principal, beginning of period	$53,538,730	$54,768,689
Loans originated	24,073,750	50,614,250
Loans acquired from affiliates	—	5,889,819
Loans sold to non-affiliate	—	(14,065,638)
Principal payments received	(11,412,938)	(31,007,578)
Principal, September 30, 2018	$66,199,542	$66,199,542

During the three months ended September 30, 2018, the company renewed no loans. During the nine months ended September 30, 2018, the company renewed  6 loans, at then market terms, with an aggregate principal balance of $2,492,545, which are not included in the activity shown above.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2018 (unaudited)

Loan characteristics

Secured loans had the characteristics presented in the following table.

	September 30,	December 31,
	2018	2017
Number of secured loans	93	93
Secured loans – principal	$66,199,542	$54,768,689
Secured loans – lowest interest rate (fixed)	7.0%	6.9%
Secured loans – highest interest rate (fixed)	10.5%	10.5%

Average secured loan – principal	$711,823	$588,911
Average principal as percent of total principal	1.1%	1.1%
Average principal as percent of members’ capital	0.9%	0.9%
Average principal as percent of total assets	1.0%	0.9%

Largest secured loan – principal	$3,489,512	$3,239,124
Largest principal as percent of total principal	5.3%	5.9%
Largest principal as percent of members’ capital	4.6%	5.0%
Largest principal as percent of total assets	4.8%	5.1%

Smallest secured loan – principal	$78,225	$52,562
Smallest principal as percent of total principal	0.1%	0.1%
Smallest principal as percent of members’ capital	0.1%	0.1%
Smallest principal as percent of total assets	0.1%	0.1%

Number of California counties where security is located	14	16
Largest percentage of principal in one California county	27.3%	22.6%

Number of secured loans with filed notice of default	2	1
Secured loans in foreclosure – principal	$566,456	$139,643

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of September 30, 2018, the company’s largest loan with principal of $3,489,512 represents 5.3% of outstanding secured loans and 4.8% of company assets. The loan is secured single family residence located in San Mateo County, bears an interest rate of 7.50% and matures on May 1, 2019. As of September 30, 2018, the company had 2 loans with filed notices of default.

In compliance with California laws and regulations, all borrower receipts are deposited into a bank trust account maintained by RMC and subsequently disbursed to the company after an appropriate holding period. At September 30, 2018, the trust account held a balance relating to the company’s loan portfolio of $45,610, consisting of both interest and principal payments from borrowers, all of which was disbursed by October 16, 2018.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2018 (unaudited)

Lien position

Secured loans had the lien positions presented in the following table.

	September 30, 2018			December 31, 2017
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	45	$33,465,809	51%	60	$37,032,195	68%
Second trust deeds	47	32,473,908	48	33	17,736,494	32
Third trust deeds	1	259,825	1	—	—	—
Total principal, secured loans	93	66,199,542	100%	93	54,768,689	100%
Liens due other lenders at loan closing		68,256,582			31,545,806
Total debt		$134,456,124			$86,314,495

Appraised property value at loan closing		$259,342,000			$181,018,000

Percent of total debt to appraised values (LTV) at loan closing(1)		54.3%			53.5%

(1)

Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table.

	September 30, 2018			December 31, 2017
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	58	$36,689,183	55%	67	$37,615,216	69%
Multi-family	13	11,298,620	17	5	2,164,861	4
Commercial	22	18,211,739	28	21	14,988,612	27
Total principal, secured loans	93	$66,199,542	100%	93	54,768,689	100%

(2)

Single family property type as of September 30, 2018 consists of 13 loans with principal of $8,046,237 that are owner occupied and 45 loans with principal of $28,642,946 that are non-owner occupied.  At December 31, 2017, single family property consisted of 10 loans with principal of $6,309,036 that are owner occupied and 57 loans with principal of $31,306,180 that are non-owner occupied.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2018 (unaudited)

Distribution of loans within California

The distribution of secured loans by counties is presented in the following table as of September 30, 2018, and December 31, 2017.

	September 30, 2018		December 31, 2017
	Principal	Percent	Principal	Percent
San Francisco Bay Area(3)
San Francisco	$12,698,798	19.2%	$8,338,720	15.1%
Santa Clara	8,702,977	13.1	5,461,084	10.0
San Mateo	8,015,923	12.1	7,800,549	14.2
Alameda	7,718,278	11.7	9,869,036	18.0
Contra Costa	727,021	1.1	1,511,195	2.8
Sonoma	300,000	0.4	—	—
Solano	—	—	109,443	0.2
	38,162,997	57.6	33,090,027	60.3

Other Northern California
Placer	638,789	1.0	642,913	1.2
Monterey	325,000	0.5	—	—
Sacramento	—	—	850,000	1.6
Yolo	—	—	174,758	0.3
San Joaquin	—	—	157,039	0.3
	963,789	1.5	1,824,710	3.4

Northern California Total	39,126,786	59.1	34,914,737	63.7

Los Angeles & Coastal
Los Angeles	18,054,064	27.3	12,357,456	22.6
San Diego	5,287,683	8.0	2,192,746	4.0
Orange	1,183,946	1.8	1,487,747	2.7
Santa Barbara	990,663	1.5	996,768	1.8
Ventura	—	—	350,000	0.6
	25,516,356	38.6	17,384,717	31.7

Other Southern California
San Bernardino	1,200,000	1.8	2,110,000	3.9
Riverside	356,400	0.5	359,235	0.7
	1,556,400	2.3	2,469,235	4.6

Southern California Total	27,072,756	40.9	19,853,952	36.3
Total principal, secured loans	$66,199,542	100.0%	$54,768,689	100.0%

(3)	Includes Silicon Valley

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2018 (unaudited)

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table as of September 30, 2018.

	Loans	Principal	Percent
2018(4)	5	$6,994,136	11%
2019	44	34,350,256	51
2020	17	11,790,571	18
2021	17	10,403,615	16
2022	5	1,430,612	2
Thereafter	4	1,092,680	2
Total future maturities	92	66,061,870	100
Matured as of September 30, 2018	1	137,672	—
Total principal, secured loans	93	$66,199,542	100%

(4)	Loans scheduled to mature in 2018 from October 1 to December 31.

One loan with a principal balance of $137,672 was past maturity at September 30, 2018. The loan, was 517 days delinquent and designated as impaired and in non-accrual status at September 30, 2018.

Loans may be repaid or refinanced before, at or after the contractual maturity date.  On matured loans, the company may continue to accept payments while pursuing collection of amounts owed from borrowers.  Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

Delinquency

Secured loans summarized by payment delinquency are presented in the following table as of September 30, 2018 and December 31, 2017.

	September 30, 2018		December 31, 2017
	Loans	Principal	Loans	Principal
Past Due
30-89 days	1	$190,769	3	$1,259,100
90-179 days	1	503,787	—	—
180 or more days	2	566,456	1	139,643
Total past due	4	1,261,012	4	1,398,743
Current	89	64,938,530	89	53,369,946
Total principal, secured loans	93	$66,199,542	93	$54,768,689

Loans in non-accrual status

	September 30, 2018	December 31, 2017
Number of loans	$2	$1
Principal	566,456	139,643
Advances	5,188	969
Accrued Interest	22,298	11,025
Total recorded investment	$593,942	$151,637
Foregone interest	$20,482	$4,306

At September 30, 2018, one loan with a principal balance of $503,787 was 90 or more days past due as to principal or interest and not in non-accrual status. No loans were 90 or more days past due as to principal or interest and not in non-accrual status at December 31, 2017.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2018 (unaudited)

Impaired loans/allowance for loan losses

	September 30, 2018	December 31, 2017
Principal	$1,261,012	$139,643
Recorded investment(5)	1,321,090	151,637
Impaired loans without allowance	1,321,090	151,637
Impaired loans with allowance	—	—
Allowance for loan losses, impaired loans	—	—

Number of loans	4	1

(5) Recorded investment is the sum of the principal, advances, and interest accrued for financial reporting purposes.

Four and one loans were designated as impaired at September 30, 2018 and at December 31, 2017, respectively. No allowance for loan losses has been recorded as all loans were deemed to have protective equity (i.e., low loan-to-value ratio) such that collection is reasonably assured for all amounts owing.

Impaired loans had average balances and interest income recognized and received in cash as presented in the following tables as of and for the nine months ended September 30, 2018 and the year ended December 31, 2017.

	September 30, 2018	December 31, 2017
Average recorded investment	$736,364	$536,934
Interest income recognized	41,630	8,602
Interest income received in cash	18,493	4,342

Modifications and troubled debt restructurings

No loan payment modifications were made during three and nine months ended September 30, 2018, and no modifications were in effect at September 30, 2018 and December 31, 2017.

Commitments/loan disbursements/construction and rehabilitation loans

As of September 30, 2018, the company had no construction loans outstanding. The company may make construction loans that are not fully disbursed at loan inception. Construction loans are determined by the manager to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multi-family properties. The company will approve and fund the construction loan up to a maximum loan balance. Disbursements will be made periodically as phases of the construction are completed or at such other times as the loan documents may require. Undisbursed construction funds will be held in escrow pending disbursement. Upon project completion, construction loans are reclassified as permanent loans. Funding of construction loans is limited to 10% of the loan portfolio.

At September 30, 2018, the company had no rehabilitation loans outstanding. The company may also make rehabilitation loans. A rehabilitation loan will be approved up to a maximum principal balance and, at loan inception, will be either fully or partially disbursed. If fully disbursed, a rehabilitation escrow account is established and advanced periodically as phases of the rehabilitation are completed or at such other times as the loan documents may require. If not fully disbursed, the rehabilitation loan will be funded from available cash balances and future cash receipts. The company does not maintain a separate cash reserve to fund undisbursed rehabilitation loan obligations. Rehabilitation loan proceeds are generally used to acquire and remodel single family homes for future sale or rental. Upon project completion, rehabilitation loans are reclassified as permanent loans. Funding of rehabilitation loans is limited to 15% of the loan portfolio.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2018 (unaudited)

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

Loans designated impaired (i.e., that are collateral dependent) are measured at fair value on a non-recurring basis. No assets or liabilities were measured at fair value on a non-recurring basis at and for the periods ended September 30, 2018 or December 31, 2017.

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

September 30, 2018 (unaudited)

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

Commitments

Scheduled redemptions of members' capital of $1,481,056 , as presented in the following table.

2018	$1,378,707
2019	102,349
2020	—
2021	—
Total	$1,481,056

The company is obligated, per the Operating Agreement, to reimburse RMC for O&O expenses at 4.5% of gross proceeds of future unit sales. As of September 30, 2018, RMC had incurred $3,531,711 of O&O expenses in excess of the 4.5% cap, and which may be reimbursed to RMC contingent upon the proceeds of future unit sales and the future O&O expenses incurred by RMC.

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

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission (or SEC). The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operations results to be expected for the full year.

Forward-Looking Statements

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding the company’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods or by use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” “possible” or similar terms or variations on those terms or the negative of those terms. Forward-looking statements include statements regarding trends in the California real estate market; future interest rates and economic conditions and their effect on the company and its assets; estimates as to the allowance for loan losses; forecasts of future sales and redemptions of units, forecasts of future funding of loans; loan payoffs and the possibility of future loan sales (and the gain thereon, net of expenses) to third parties, if any; forecasts of future financial support by the manager including the eventual elimination of financial support; future fluctuations in the net distribution rate; and beliefs relating to how the company will be affected by current economic conditions and trends in the financial and credit markets. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following:

•	changes in economic conditions, interest rates, and/or changes in California real estate markets;
•	the impact of competition and competitive pricing for mortgage loans;
•	the ability to grow our mortgage lending business in line with future unit sales;
•	the manager’s ability to make and arrange for loans that fit our investment criteria;
•	whether we will have any loan sales to unaffiliated third parties, and, if we do, the gain, net of expenses, and the volume/timing of loan sales to unaffiliated third parties;
•	the timing and dollar amount of the decreasing financial support from the manager and the corresponding impact on the net distribution rate to members;
•	the concentration of credit risks to which we are exposed;
•	increases in payment delinquencies and defaults on our mortgage loans; and
•	changes in government regulation and legislative actions affecting our business.

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

Such fee and cost-reimbursement waivers and the absorbing of the company’s expenses by RMC were not made for the purpose of providing the company with sufficient funds to satisfy any required level of distributions, as the company has no such required level of distributions, nor to meet withdrawal requests. Any decision to waive fees and/or cost-reimbursements and/or to absorb direct expenses, and the amount (if any) to be waived or absorbed, is made by RMC in its sole discretion. This assistance has increased our financial performance and resulted in an annual 6.5% net distribution rate since our inception (6.95% before O&O expense allocation of 0.45% annually when applicable) for periods prior to February 28, 2018.

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

Beginning in April 2018, the company commenced paying its direct expenses for professional-service fees (legal and audit/tax compliance) and other operating expenses (postage, printing etc.). The annualized net distribution rate at September 30, 2018 was 5.80%.

There is the possibility the expected decrease in the net distribution rate would be partially offset by increased revenue from higher interest rates on loans and/or from other potential sources of revenue, such as gains, net of expenses, on loan sales to unaffiliated third parties.

The dollar amount of increased revenues, if any, from higher interest rates and from net gains on loan sales is not expected to have a significant impact on our net income in the remainder of 2018. The United States has experienced historically low interest rates for ten years following the 2007/2008 financial crisis and the subsequent Great Recession. Interest rate actions by the Federal Reserve Bank during the past 18 months raised yields on short-term interest rate, however, the yield on loans in our portfolio have not significantly increased since RMI IX commenced operations in 2009 as there is competition among lenders for loans with low loan-to-value ratios secured by California real estate in the markets in which RMC lends.

On June 27, 2018 the company closed on the sale of loans comprising approximately 20% of the secured loan portfolio to an unaffiliated bank (the “Acquiror”) pursuant to an Asset Sale Agreement dated June 27, 2018 (the “Asset Sale Agreement’). The Asset Sale Agreement contains customary representations, warranties, and covenants. The loans sold represented principal of $14,065,638 and interest owing of $82,027. The mortgage servicing rights were released to the Acquiror. The loan sale transaction was arranged by a third-party, unaffiliated national firm engaged by RMC. Proceeds from the loan sales was $14,163,158, net of transaction costs of $70,148. The transaction generated an immaterial gain (net of expenses) for the reasons set forth below. Because this transaction occurred at the end of the second quarter of 2018, the loans to be funded in place of the loans sold were funded in the third quarter of 2018 from applications then in the loan pipeline.

Companies or individuals originating loans similar to those originated by the company typically intend to hold the loans until maturity as the average contractual term of the loans is shorter than conventional mortgages with a prepayment-penalty provision. Because there are substantially no prepayment penalties on the company’s loans, purchasers of the company’s loans may be hesitant to risk paying a premium above par commensurate with a premium on the sale of loans that have prepayment penalties. Accordingly, loan sales may only provide an immaterial net gain to the company. However, loan sales do provide the opportunity to redeploy the proceeds, possibly on better terms than the loans that were sold. Further, the loan originations generate fees to RMC under the Operating Agreement, which could enable RMC to retain staff and management, repay the formation loan which was the source of funds to pay commissions to broker-dealers for raising the company’s capital, to pay unreimbursed O&O expenses, and to have RMC’s cash flow exceed the carrying value of its intangible assets.

If future market conditions and the characteristics of the company’s loan portfolio do not materially deviate from market conditions during the period ending September 30, 2018, the company does not believe any such actions described above will materially offset any decrease in net distribution rates.

Ongoing public offering of units/ SEC Registrations

In June 2016, the company’s Registration Statement on Form S-11 filed with the SEC (SEC File No. 333-208315) to offer up to 120,000,000 units ($120,000,000) to the public and 20,000,000 units ($20,000,000) to its members pursuant to the DRIP became effective and continues for up to three (3) years thereafter. As of September 30, 2018, we had sold approximately 83,595,000 units – 39,407,000 units under our previous registration statements and 44,188,000 units under our current registration which is effective as of June 2016. Correspondingly, gross proceeds from unit sales at $1 per unit (including units issued under our distribution reinvestment plan) were approximately $39,407,000 and $44,188,000, respectively.

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

The following summarizes the proceeds from sales of units, from inception (October, 2009) through September 30, 2018.

Proceeds
From investors - admitted	$75,228,462
From members under our DRIP	8,033,525
From premiums paid by RMC(1)	332,749
Total proceeds from unit sales	$83,594,736
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

Results of Operations

General economic conditions – California

Our mortgage loans are secured by California real estate, primarily through first and second deeds of trust. Our loan investment activity and the value of the real estate securing our loans is impacted significantly by economic activity and employment conditions in the state. Wells Fargo’s Economics Group periodically provides timely, relevant information and analysis in its commentary and reports regarding California’s employment and economic conditions. Highlights from a recently issued report from Wells Fargo Securities Economic Group is presented below.

In the publication “California Sees Modest Job Gains in September” dated October 19, 2018:

“Following a 42,600-job gain in August, California employers added just 13,200 net new jobs in September. National employment also saw moderation during the month. Businesses are increasingly having a difficult time finding the workers they need. Job openings have risen to a new record in recent months and now exceed the number of unemployed persons throughout the country. Nationally, the unemployment rate fell to 3.7% in September, which is the lowest it has been since 1969. The labor market is not as tight in California, but the state’s jobless rate is still at a modern era low of 4.1%.”

“While unemployment has been a bit higher, California has been adding jobs at a faster rate than the nation for the past few years and has seen the gap between its unemployment rate and the nation’s narrow considerably. Hiring has increased across all major industries but has clearly been led by the state’s large tech sector. Hiring appears to have taken a breather in September. Several industries that rank among the largest job producers over the past year saw hiring pull back this past month or actually decline. Education & health services, for example, added an average of 7,275 jobs each month through the first eight months of the year but lost 3,700 jobs in September. Employment also declined in the state’s construction sector and in transportation & warehousing. Both are up solidly on a year-to-date basis and we expect them both to bounce back in coming months.”

“Hiring in professional & technical services has been one of the Golden State’s key drivers. The category includes many of the jobs added in the booming tech sector. Professional & technical services added 2,500 jobs in September, which compares with an average of 4,088 new jobs per month during the first eight months of this year. Employment in the information sector, which includes data processing, software, internet search and the motion picture industry, lost 3,000 jobs in September. Hiring for the year is up just slightly, however, largely reflecting losses in the motion picture business. Hiring in the more tech-driven portions of this sector rose in September.”

“With hiring slowing across most industries, it is not all that surprising that job growth slowed across most metro areas. Sacramento posted the largest decline during the month, with a seasonally adjusted loss of 4,100 jobs. Job growth remained positive in the Bay Area but moderated considerably. The Oakland area and San Rafael held up best, adding 2,400 and 900 jobs, respectively. Both gains are in line with their pace for the past year. Hiring slowed to a crawl in San Jose, however, with just 200 net new jobs added in September, while San Francisco added 1,000 jobs during the month. In Southern California, Anaheim posted a 2,600 job loss in September and Los Angeles lost 400 jobs. Hiring in the Inland Empire slowed to just 1,900 jobs, or about half the gain averaged over the past year. Job growth in San Diego basically kept pace in September, adding 3,100 jobs.”

Key Performance Indicators

The table below shows key performance indicators at and for the nine months ended September 30.

	2018	2017
Secured loans – end of period balance	$66,199,542	$53,091,886
Secured loans – average daily balance	$59,808,000	$44,620,000
Portfolio interest rate(1)	8.5%	8.5%

Interest on loans, gross	$3,803,221	$2,850,783
Effective yield rate(2)	8.5%	8.5%

Amortization of loan administrative fees, net(7)	$4,530	$—

Interest on loans, net	$3,798,691	$2,850,783
Percent of average daily balance(2)	8.5%	8.5%

Provision for loan losses	$—	$—
Percent of average daily balance(2)	0.0%	0.0%

Total operations expense(7)	$299,938	$135,849

Net Income(7)	$3,528,014	$2,734,087
Percent of average members’ capital(3)(4)	6.4%	7.0%

Member Distributions, net	$3,315,986	$2,539,413
Percent of average members’ capital(3)(4)(5)	6.1%	6.5%

Members’ capital, gross – end of period balance	$78,072,973	$60,238,325
Members’ capital, gross – average daily balance	$72,907,000	$51,808,000

Member Redemptions(6)	$1,490,164	$800,262
(1)	Stated note interest rate, weighted daily average (annualized)
(2)	Percent of secured loans – average daily balance (annualized)
(3)	Percent of members’ capital, gross – average daily balance (annualized)
(4)	Percent based on the net income available to members (excluding 1% allocated to manager)
(5)	Members Distributions is net of O&O costs allocated to members’ accounts during the year
(6)	Scheduled member redemptions as of September 30, 2018 were $1,481,056 payable between 2018 and 2019. Scheduled member redemptions as of September 30, 2017 were $404,043.

(7) See Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 2.

The table below shows key performance indicators at and for the three months ended September 30.

	2018	2017
Secured loans – end of period balance	$66,199,542	53,091,886
Secured loans – average daily balance	$60,743,000	49,695,000
Portfolio interest rate(1)	8.5%	8.6%

Interest on loans, gross	$1,306,320	1,074,539
Effective yield rate(2)	8.6%	8.6%

Amortization of loan administrative fees, net(7)	1,276	—

Interest on loans, net	$1,305,044	1,074,539
Percent of average daily balance(2)	8.6%	8.6%

Provision for loan losses	$—	—
Percent of average daily balance(2)	0.0%	0.0%

Total operations expense(7)	$128,665	78,192

Net Income(7)	$1,181,152	1,007,673
Percent of average members’ capital(3)(4)	6.1%	6.9%

Member Distributions, net	$1,137,066	943,602
Percent of average members’ capital(3)(4)(5)	5.9%	6.5%

Members’ capital, gross – end of period balance	$78,072,973	60,238,325
Members’ capital, gross – average balance	$76,549,000	57,693,000

Member Redemptions(6)	$787,524	$346,800
(1)	Stated note interest rate, weighted daily average (annualized)
(2)	Percent of secured loans – average daily balance (annualized)
(3)	Percent of members’ capital, gross – average daily balance (annualized)
(4)	Percent based on the net income available to members (excluding 1% allocated to manager)
(5)	Members Distributions is net of O&O costs allocated to members’ accounts during the year
(6)	Scheduled member redemptions as of September 30, 2018 were $1,481,056 payable between 2018 and 2019. Scheduled member redemptions as of September 30, 2017 were $404,043.

(7) See Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 2.

Secured loans

The secured loan balance at September 30, 2018 of $66,199,542 was an increase of approximately 24.7% ($13.1 million) over 2017’s $53,091,886. The increase in the secured loan balance is consistent with the increased members’ capital of approximately 29.6% ($17.8 million). New loans originated were approximately $24.1 million for the three months ended September 30, 2018. Members’ capital increased approximately $1.7 million for the three months ended September 30, 2018. Secured loans as a percent of members’ capital (based on average balances) was 79.4% and 86.1% for three months ended September 30, 2018 and 2017, respectively.

Loans generally are funded at a fixed interest rate with a loan term of up to five years. Loans acquired are generally done so within the first six months of origination, and purchased at the current par value, which approximates fair value. As of September 30, 2018, 87 of the company’s 93 loans (representing 97% of the aggregate principal of the company’s loan portfolio) had a loan term of five years or less from loan inception. The remaining loans had terms longer than five years. Substantially all loans are written without a prepayment-penalty provision. As of September 30, 2018, 61 loans outstanding (representing 54% of the aggregate principal balance of the company’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity. The remaining loans provide for monthly payments of interest only, with principal due in full at maturity.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., safety margins to outstanding debt) as indicated by the overall conservative weighted average loan-to-value ratio (LTV) which at September 30, 2018 was approximately 54.3%. Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 45.7% in the property, and we as lenders have lent in the aggregate 54.3% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

On June 27, 2018 the company closed on the sale of loans comprising principal of $14,065,638 and interest owing of $82,027.  Funds made available by the June 27 loan sale provided liquidity for loans funded in the periods subsequent to the sale. Future increases in our secured loan balance is dependent on management continuing to be successful in originating loans meeting the company’s underwriting criteria in a competitive market, increased member capital through additional sales of Unit, net of member redemptions.

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations on the secured loan portfolio and on the allowance for loan losses, which presentations are incorporated by this reference into this Item 2.

Performance overview

Revenue from the interest on loans, net for the nine months ended September 30, 2018 increased by approximately $948,000, over the same period in 2017, due to the increased average secured loan balance. Operations expense for the nine months ended September 30, 2018 increased by approximately $164,000, over the same period in 2017 due primarily to the termination of financial support from RMC of our direct operating expenses (e.g. professional services and other direct operating expenses) beginning April 1, 2018, and an increase in mortgage servicing fees due to an increased loan portfolio. The annualized net distribution rate at September 30, 2018, was 5.80%.

RMC support that was provided to RMI IX totaled approximately $532,000 and $375,000 for the three months ended and $1,586,000 and $1,196,000 for the nine months ended September 30, 2018 and 2017, respectively. However, this support is being reduced and RMC has stated that all support will ultimately cease by July 2019, as discussed below. See Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item I of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 2.

Analysis and Discussion of income from operations 2018 v. 2017 (nine months ended)

Significant changes to revenue and expenses during the nine months ended September 30, 2018 and 2017 are summarized in the following table.

	Interest on loans, net	Provision For Loan Losses	Operations Expense	Net Income
For the nine months ended
September 30, 2018	$3,798,691	—	299,938	3,528,014
September 30, 2017	2,850,783	—	135,849	2,734,087
Change	$947,908	—	164,089	793,927

Change
Loan balance increase	$947,908	—	28,349	919,559
Gain on sale, loans	—	—	—	14,246
Late fees	—	—	—	(4,138)
Capital balance increase	—	—	268,163	(268,163)
RMC fees/costs waived	—	—	(268,163)	268,163
Expenses absorbed by RMC	—	—	110,997	(110,997)
Expense reductions/increases	—	—	16,074	(16,074)
Other	—	—	8,669	(8,669)
Change	$947,908	—	164,089	793,927

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

Interest on Loans, net

Interest on loans increased by $947,908 due to growth of the secured loan portfolio. The portfolio has strong payment history with two loans (representing 0.9% of the aggregate principal balance of the company’s loan portfolio) currently designated as in non-accrual status at September 30, 2018. The Secured loans – average daily balance at September 30, 2018 increased approximately $15.2 million, or approximately 34.0% over the average daily balance at September 30, 2017.

Provision for loan losses

At September 30, 2018 and 2017, the company had not recorded an allowance for loan losses as all loans had protective equity such that at September 30, 2018 and 2017, collection was deemed probable for amounts owing.

Total Principal amounts past due more than 90 days at September 30, 2018 and 2017 were $1,070,243 and $139,643 (representing 1.6% and 0.2% of the aggregate principal balance of the company’s loan portfolio), respectively.

Operations expense

Operations expense as a percent of interest on loans, net was approximately 7.9% and 4.8% for the nine months ended September 30, 2018 and 2017, respectively. The increase in operations expense was due primarily to RMC ceasing to absorb our direct operating expenses (e.g. professional service expense and other direct operating expenses), beginning April 1, 2018, and an increase in mortgage servicing fees due to an increase average daily balance in the secured loan portfolio.

As discussed above, beginning in April 2018, RMC ceased absorbing our direct expenses, and intends, by the fourth quarter of 2018, to begin reducing fee waivers and commence collecting reimbursable expenses so that by July 2019 we will be paying RMC the fees it is entitled to under the Operating Agreement and reimbursing RMC for expenses attributed to us.

Significant changes to Operations expense during the nine months ended September 30, 2018 and 2017, are summarized in the following table.

	Mortgage Servicing Fees	Asset Management Fees, net	Costs From RMC, net	Professional Services, net	Other	Total
For the nine months ended
September 30, 2018	$110,144	—	—	179,855	9,939	299,938
September 30, 2017	81,795	—	—	48,158	5,896	135,849
Change	$28,349	—	—	131,697	4,043	164,089

Change
Loan balance increase	$28,349	—	—	—	—	28,349
Capital balance increase	—	84,537	183,626	—	—	268,163
RMC fees/costs waived	—	(84,537)	(183,626)	—	—	(268,163)
Expenses absorbed by RMC	—	—	—	111,725	(728)	110,997
Expense reductions/increases	—	—	—	19,972	(3,898)	16,074
Other	—	—	—	—	8,669	8,669
Change	$28,349	—	—	131,697	4,043	164,089

See Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 2. See “Performance Overview” for a discussion of RMC’s plans to reduce and eventually eliminate fee waivers and cost absorptions.

Mortgage Servicing fees

The increase in mortgage servicing fees of $28,349 was consistent with the increase in the average daily secured loan portfolio to $59,808,000, noted above in Key Performance Indicators, at the annual rate of 0.25%

Asset management fee

The total amount of asset management fees chargeable were $314,865 and $230,328 for the nine months ended September 30, 2018 and 2017, respectively. The increase in asset management fees chargeable was due to the increase in total capital under management. Total members capital at September 30, 2018 and 2017 was approximately $78,073,000 and $60,238,000. Of the total amount chargeable, RMC, at its sole discretion, waived all asset management fees for the nine months ended September 30, 2018 and 2017, respectively. The asset management fee is chargeable in an amount up to three-quarters of one percent (0.75%) annually of the portion of the capital originally committed to investment in mortgages, not including leverage, and including up to two percent (2%) of working capital reserves. This amount will be recomputed annually after the second full year of operations by subtracting from the then fair value of the company’s loans plus working capital reserves, an amount equal to the outstanding debt.

Costs from RMC, net

Cost incurred by RMC, for which reimbursement could have been requested were $548,530 and $364,904 for the nine months ended September 30, 2018 and 2017, respectively. RMC, at its sole discretion, waived all reimbursements for the nine months ended September 30, 2018 and 2017. The increase in costs from RMC, net chargeable was due primarily to an increase to the average daily balance of members capital. RMC, per the Operating Agreement, may request reimbursement by the company for operations expense incurred on behalf of the company, including without limitation, postage and preparation of reports to members and out-of-pocket general and administration expenses. Certain of these qualifying costs (e.g. postage) can be tracked by RMC as specifically attributable to the company. Other costs (e.g. RMC’s accounting and audit fees, legal fees and expenses, qualifying payroll expenses, occupancy, and insurance premium) are allocated on a pro-rata basis (e.g. by the company’s percentage of total capital of all mortgage funds managed by RMC). Payroll and consulting fees are broken out first based on activity, and then allocated to the company on a pro-rata basis based on percentage of capital to the total capital of all mortgage funds.

Professional Services

Professional services consist primarily of legal, audit and tax-compliance expenses. Professional service expense incurred during the nine months ended September 30, 2018 and 2017 was $323,007 and $303,035, respectively. The increase in professional service expense incurred of $19,972 was due primarily to an increase in audit and legal expenses relating to regulatory compliance. Beginning April 1, 2018, RMI IX paid for all professional service expenses directly. Prior to April 1, 2018, RMC, at its sole discretion, had elected to absorb some or all of RMI IX’s expenses for professional services. During the nine months ended September 30, 2018 and 2017, RMC, in its sole discretion, reimbursed $143,152 and $254,877 of professional services, respectively.

Analysis and discussion of income from operations 2018 v. 2017 (three months ended)

Significant changes to revenue and expenses during three months ended September 30, 2018 and 2017 are summarized in the following table.

	Interest on loans, net	Provision For Loan Losses	Operations Expense	Net Income
For the three months ended
September 30, 2018	$1,305,044	—	128,665	1,181,152
September 30, 2017	1,074,539	—	78,192	1,007,673
Change	$230,505	—	50,473	173,479

Change
Loan balance increase	$230,505	—	5,639	224,866
Late fees	—	—	—	(6,553)
Capital balance increase	—	—	68,144	(68,144)
RMC fees/costs waived	—	—	(68,144)	68,144
Expenses absorbed by RMC	—	—	27,719	(27,719)
Expense reductions/increases	—	—	17,115	(17,115)
Change	$230,505	—	50,473	173,479

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

Interest on loans, net

Interest on loans increased by $230,505 due to growth of the secured loan portfolio. The portfolio has a strong payment history, with two loans (representing 0.9% of the aggregate principal balance of the company loan portfolio) currently designated as in non-accrual status at September 30, 2018. The Secured loans – average daily balance for the three months ended September 30, 2018 increased approximately $11.0 million, or approximately 22.2%, over the average daily balance for the three months ended September 30, 2017.

Provision for loan losses

At September 30, 2018 and 2017, the company had not recorded an allowance for loan losses as all loans had protective equity such that at September 30, 2018 and 2017, collection was deemed probable for amounts owing.

Total principal amounts past due more than 90 days at September 30, 2018 and 2017 were $1,070,243 and $139,643 (representing 1.6% and 0.2% of the aggregate principal balance of the company’s loan portfolio), respectively.

Operations expense

Operations expense as a percent of interest on loans, net was approximately 9.9% and 7.3% for the three months ended September 30, 2018 and 2017, respectively. The increase in operations expense was due primarily to RMC ceasing to absorb our direct operating expenses (e.g. professional services and other direct operating expense), beginning April 1, 2018, and an increase in mortgage servicing fees due to an increase average daily balance in the secured loan portfolio.

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

Significant changes to operations expense during the three months ended September 30, 2018 and 2017, are summarized in the following table.

	Mortgage Servicing Fees	Asset Management Fees, net	Costs From RMC, net	Professional Services, net	Other	Total
For the three months ended
September 30, 2018	$36,266	—	—	90,957	1,442	128,665
September 30, 2017	30,627	—	—	45,794	1,771	78,192
Change	$5,639	—	—	45,163	(329)	50,473

Change
Loan balance increase	$5,639	—	—	—	—	5,639
Capital balance increase	—	28,179	39,965	—	—	68,144
RMC fees/costs waived	—	(28,179)	(39,965)	—	—	(68,144)
Expenses absorbed by RMC	—	—	—	24,150	3,569	27,719
Expense reductions/increases	—	—	—	21,013	(3,898)	17,115
Change	$5,639	—	—	45,163	(329)	50,473

See Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 2. See “Performance Overview” for a discussion of RMC’s plans to reduce and eventually eliminate fee waivers and cost absorptions.

Mortgage servicing fees

The increase in mortgage servicing fees of $5,639 was consistent with the increase in the average daily secured loan portfolio to $60,743,000, noted above in Key Performance Indicators, at the annual rate of 0.25%.

Asset management fees

The total amount of asset management fees chargeable were $104,955 and $76,776 for the three months ended September 30, 2018 and 2017, respectively. The increase in asset management fees chargeable was due to the increase in total capital under management. Total members capital at September 30, 2018 and 2017 was approximately $78,073,000 and $60,238,000. Of the total amount chargeable, RMC, at its sole discretion, waived all asset management fees for the three months ended September 30, 2018 and 2017, respectively. The asset management fee is chargeable in an amount up to three-quarters of one percent (0.75%) annually of the portion of the capital originally committed to investment in mortgages, not including leverage, and including up to two percent (2%) of working capital reserves. This amount will be recomputed annually after the second full year of operations by subtracting from the then fair value of the company’s loans plus working capital reserves, an amount equal to the outstanding debt.

Costs from RMC, net

Costs incurred by RMC, for which reimbursement could have been requested were $186,523 and $146,558 for the three months ended September 30, 2018 and 2017, respectively. RMC, at its sole discretion, waived all reimbursements for the three months ended September 30, 2018 and 2017. The increase in costs from RMC, net chargeable was due primarily to an increase to the average daily balance of members capital. RMC, per the Operating Agreement, may request reimbursement by the company for operations expense incurred on behalf of the company, including without limitation, postage and preparation of reports to members and out-of-pocket general and administration expenses. Certain of these qualifying costs (e.g. postage) can be tracked by RMC as specifically attributable to the company. Other costs (e.g. RMC’s accounting and audit fees, legal fees and expenses, qualifying payroll expenses, occupancy, and insurance premium) are allocated on a pro-rata basis (e.g. by the company’s percentage of total capital of all mortgage funds managed by RMC). Payroll and consulting fees are broken out first based on activity, and then allocated to the company on a pro-rata basis based on percentage of capital to the total capital of all mortgage funds.

Professional services

Professional services consist primarily of legal, audit and tax-compliance expenses. Professional services incurred during the three months ended September 30, 2018 and 2017 increased to $90,957 from $69,944, respectively.  The increase in professional services incurred of $21,013 was due primarily to increased legal expenses relating to regulatory compliance. For the three months ended September 30, 2018, RMI IX paid for all professional services expenses directly. Prior to April 1, 2018, RMC, at it sole discretion, had elected to absorb some or all of RMI IX’s expenses for professional services. During the three months ended September 30, 2017, RMC, in its sole discretion, reimbursed $24,150 of professional service expenses.

Members' capital, cash flows and liquidity

Cash flows by business activity are presented in the following table for the three and nine months ended September 30.

	For the three months ended		For the nine months ended
	2018	2017	2018	2017
Members’ capital
Contributions by members, net	$1,999,333	$7,424,326	$9,449,325	$17,633,766
Organization and offering costs, net	(73,936)	(241,787)	(474,996)	(609,637)
Formation loan, net	(138,420)	(505,263)	(707,941)	(1,225,582)
Distributions and redemptions, net	(1,311,420)	(771,660)	(3,043,910)	(1,935,474)
Cash – members’ capital, net	475,557	5,905,616	5,222,478	13,863,073
Loan principal/advances/interest
Principal collected	$11,412,938	$5,802,607	$31,007,578	$17,921,395
Loans sold to non-affiliate, net	—	—	14,163,158	—
Loans sold to affiliates	—	—	—	999,995
Interest received, net	1,225,095	1,041,821	3,614,044	2,772,764
Other loan income	4,923	11,376	14,267	19,253
Loan funding & advances, net	(24,073,918)	(12,384,913)	(50,616,501)	(31,880,002)
Loans acquired from affiliates	—	—	(5,889,819)	—
Cash – loans, net	(11,430,962)	(5,529,109)	(7,707,273)	(10,166,595)

Operations expense	(109,456)	(25,635)	(275,295)	(77,748)

Net change in cash	$(11,064,861)	$350,872	$(2,760,090)	$3,618,730

The table below shows the breakout of distributions for the nine months ended September 30, 2018 and 2017.

	2018	2017
DRIP	$1,800,930	$1,404,201
Cash	1,515,056	1,135,212
Total	$3,315,986	$2,539,413
Percent of members’ capital, electing cash distribution	46%	45%

The table below shows the company’s unit redemptions for the three and nine months ended September 30, 2018 and 2017.

	Three months ended		Nine months ended
	2018	2017	2018	2017
Capital redemptions-without penalty	$635,218	$140,550	$1,211,085	$548,338
Capital redemptions-subject to penalty	152,306	206,250	279,079	251,924
Total	$787,524	$346,800	$1,490,164	$800,262

The ongoing sources of funds for loans are the proceeds from:

•	sale of members’ units (net of reimbursement to RMC of O&O expenses), including units sold by reinvestment of distributions;
•	loan payoffs;
•	borrowers’ monthly principal and interest payments;
•	loan sales; and,
•	a line of credit, if obtained.

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

Contractual obligations

Scheduled redemptions of members' capital of $1,481,056, as presented in the following table.

2018	$1,378,707
2019	102,349
2020	—
2021	—
Total	$1,481,056

The company is obligated, per the Operating agreement, to reimburse RMC for O&O expenses at 4.5% of gross proceeds of future unit sales. As of September 30, 2018, RMC had incurred $3,531,711 of O&O expenses in excess of the 4.5% cap, and which may be reimbursed to RMC contingent upon the proceeds of future unit sales and future O&O expenses incurred by RMC.

At September 30, 2018, the company had no construction or rehabilitation loans outstanding.

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

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes or protect or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance.  As of September 30, 2018, the company was not involved in any legal proceedings other than those that would be considered part of the normal course of business.

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

Use of Proceeds from Registered Securities

On June 6, 2016, the company’s Registration Statement on Form S-11 filed with the SEC (SEC File No. 333-208315) to offer up to 120,000,000 units ($120,000,000) to the public and 20,000,000 units ($20,000,000) to its members pursuant to the DRIP became effective and is effective for up to three (3) years thereafter. The registration statement was amended on May 1, 2018. As of September 30, 2018, we had sold approximately 83,595,000 units – 39,407,000 units under our previous registration statements and 44,188,000 units under our 2016 registration statement. Correspondingly, gross proceeds from unit sales at $1 per unit (including units issued under our distribution reinvestment plan) were approximately– $39,407,000 and $44,188,000, respectively.

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

The following summarizes the proceeds from sales of units from inception (October 2009) through September 30, 2018.

Proceeds
From investors - admitted	$75,228,462
From members under our DRIP	8,033,525
From premiums paid by RMC(1)	332,749
Total proceeds from unit sales	$83,594,736

(1)

If a member acquired units through an unsolicited sale, the member’s capital account is credited with their capital contribution plus a premium paid by RMC equal to the amount of the sales commissions that otherwise would have been paid to a broker-dealer by RMC.  This premium paid is reported in the year paid as taxable income to the member.

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

Redemptions are made once a quarter, on the last business day of the quarter. Redemptions for the three months ended September 30, 2018 were $787,524. The unit redemption program is ongoing and available to members beginning one year after the purchase of the units.  The maximum number of units that may be redeemed in any year and the maximum amount of redemption available in any period to members are subject to certain limitations.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: November 13, 2018	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer)