Form 10-K
period 2018-12-31
Redwood Mortgage Investors IX
filed 2019-04-01
CIK 1448038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2018

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

The registrant’s units of limited liability company interests are not publicly traded and therefore have no market value. The registrant is conducting an ongoing public offering of its units pursuant to a Registration Statement on Form S-11 (File No. 333-208315), which are being sold at $1.00 per unit. The registrant had 80,340,505 limited liability company interests outstanding as of February 28, 2019.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Index to Form 10-K

December 31, 2018

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
•

whether we will have any future loan sales to unaffiliated third parties, and if we do, the gain, net of expenses, and the volume/timing of loan sales to unaffiliated third parties, which to date have provided only immaterial gains to us;

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

The company is externally managed by Redwood Mortgage Corp (“RMC” or “the manager”). The manager is solely responsible for managing the business and affairs of the company, subject to the voting rights of the members on specified matters. The manager acting alone has the power and authority to act for and bind the company. RMC provides the personnel and services necessary for us to conduct our business as we have no employees of our own. The manager is required to contribute to capital one tenth of one percent (0.1%) of the aggregate capital accounts of the members. The mortgage loans the company funds and/or invests in are arranged and generally are serviced by RMC.

The rights, duties and powers of the members and manager of the company are governed by the Ninth Amended and Restated Limited Liability Company Operating Agreement of RMI IX (the “Operating Agreement”), the Delaware Limited Liability Company Act and the California Revised Uniform Limited Liability Company Act.

The following is a summary of certain provisions of the Operating Agreement and is qualified in its entirety by the terms of the agreement itself. Members should refer to the company’s Operating Agreement for complete disclosure of its provisions.

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

•	generate and distribute cash flow from these mortgage lending and investing activities.

The ongoing sources of funds for loans are the proceeds (net of redemption of members’ capital and operating expenses) from:

•	sale of members’ units net of reimbursement to RMC of organization and offering expenses (“O&O expenses”) and net of amounts advanced for the formation loan to RMC;
•	units sold pursuant to our distribution reinvestment plan (“DRIP”);
•	payments from RMC on the outstanding balance of the formation loan;
•	borrowers’ monthly principal and interest payments;
•	loan payoffs;
•	loan sales to unaffiliated 3rd parties and loan transfers by executed assignment to affiliated mortgage funds; and
•	a line of credit, if obtained.

Net income or loss is allocated among the members according to their respective capital accounts monthly after one percent (1%) of the net income or loss is allocated to the manager. The monthly results are subject to subsequent adjustment as a result of quarterly and year-end accounting and reporting. Investors should not expect the company to provide tax benefits of the type commonly associated with limited liability company tax shelter investments. Federal and state income taxes are the obligation of the members, if and when taxes apply, other than the annual California franchise tax and any California limited liability company cash receipts taxes paid by the company.

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

Distribution policy

Cash available for distribution at the end of each calendar month is allocated ninety-nine percent (99%) to the members and one percent (1%) to the manager. Cash available for distribution means cash flow from operations (excluding repayments for loan principal and other capital transaction proceeds) less amounts set aside for creation or restoration of reserves. The manager may withhold from cash available for distribution otherwise distributable to the members with respect to any period the respective amounts of O&O expenses allocated to the members’ accounts for the applicable period pursuant to the company’s reimbursement to RMC and allocation to members’ accounts of organization and offering expenses policy. The amount otherwise distributable, less the respective amounts of O&O expenses allocated to members, is the net distribution. Per the terms of the company’s Operating Agreement, cash available for distribution allocated to the members is allocated among the members in proportion to their percentage interests (except with respect to differences in the amounts of organization and offering expenses allocated to the respective members during the applicable period) and in proportion to the number of days during the applicable month that they owned such percentage interests.

See Note 3 (Manager and Other Related Parties) to the financial statements included in Part II, Item 8 of this report for a detailed discussion on the allocation of O&O expenses to members’ accounts, which presentation is incorporated by this reference into this Item 1.

Cash available for distributions allocable to members, other than those participating in the DRIP and the manager, is distributed at the end of each calendar month. Cash available for distribution allocable to members who participate in the DRIP is used to purchase additional units at the end of each calendar month. The manager’s allocable share of cash available for distribution is also distributed not more frequently than with cash distributions to members.

To determine the amount of cash to be distributed in any specific month, the company relies in part on its forecast of full year profits, which takes into account the difference between the forecasted and actual results in the year and the requirement to maintain a cash reserve. At December 31, 2018 cumulative year to date earnings (estimated) allocated to members’ accounts was $4,766,822 and net income available to members (actual) was $4,742,369. The difference between earnings allocated to members’ account and net income available to members of $24,453 is expected to be offset by future earning in excess of the net distribution rate in 2019.

The company’s net income, cash available for distribution, and net-distribution rate fluctuates depending on:

•	loan origination volume and the balance of capital available to lend;
•	the current and future interest rates negotiated with borrowers;
•	the timing and amount of gains received from loan sales, if any;
•	payment of fees and cost reimbursements to RMC;
•	the amount and timing of other operating expenses, including expenses for professional services;
•	financial support, if any, from RMC; and
•	payments from RMC on the outstanding balance of the formation loan.

Financial Support from RMC

Since commencement of operations in 2009, RMC, at its sole discretion, provided significant financial support to the company which increased the net income, cash available for distribution, and the net-distribution rate, by:

•	charging less than the maximum allowable fees;
•	not requesting reimbursement of qualifying costs attributable to the company (“Costs from RMC”) on the Statements of Income); and/or,
•	absorbing some, and in certain periods, all of the company’s direct expenses, such as professional fees.

Such fee and cost-reimbursement waivers and the absorption of the company’s expenses by RMC were not made for the purpose of providing the company with sufficient funds to satisfy any required level of distributions, as the Operating Agreement has no such required level of distributions, nor to meet withdrawal requests. Any decision to waive fees or cost-reimbursements and/or to absorb direct expenses, and the amount (if any) to be waived or absorbed, is made by RMC in its sole discretion.

Financial support from RMC maintained the company’s annual 6.5% net distribution rate for periods prior to February 28, 2018.  In March 2018, RMC communicated to the members’ planned and ongoing reductions in financial support from RMC and that net income, cash available for distribution and the net distribution rate were expected to decrease correspondingly.

In March 2018 the net distribution rate as an annualized percentage of members’ capital decreased from 6.5% to 6.0%. In April 2018, the company commenced paying in full its direct expenses for professional-service fees (legal and audit/tax compliance) and other operating expenses (postage, printing etc.).

The total financial support increased year over year, however the amount of direct cash support in the form of expenses absorbed by RMC decreased from 2017 to 2018. The amount of support in the form of waived fees, such as loan administrative fees, asset management fees, and costs from RMC, increased during the same period due to increased loan and capital balances. The loan and capital balances are used as a base for the calculation for fees charged by RMC, and increases or decreases in the balances will have a similar effect on the total amount chargeable by RMC.

RMC had communicated in March 2018 its intent for the company to be paying RMC in full the fees and reimbursements for the qualifying costs attributed to the company entitled to the manager under the Operating Agreement by July 2019. As of March 2019, while reserving its right to collect the amounts owing to it under the Operating Agreement, RMC plans to phase in the collection of the asset management fee of 75 basis points (0.75%) during 2019, such that the full chargeable amount of the asset management fee will be collected in the 4th quarter of 2019, and there will be a similar incremental phase in of the collection of cost reimbursements in 2020.

The net distribution rate, as an annualized percentage of members’ capital, for December 2018 was 5.70%. The net distribution rate for the year ended December 31, 2018 was 5.95%.

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

Competition

The San Francisco Bay Area, including the South Bay/Silicon Valley, and the coastal metropolitan regions of Southern California are our most significant locations of lending activity and the economic vitality of these regions – as well as the stability of the national economy and the financial markets – is of primary importance in determining the availability of new lending opportunities and the performance of previously made loans.

The mortgage-lending business is highly competitive, and we compete with numerous established entities, some of which have more financial resources and experience in the mortgage lending business than our manager. We will encounter significant competition from banks, insurance companies, savings and loan associations, mortgage bankers, real estate investment trusts (“REITs”) and other lenders with objectives similar in whole or in part to ours.

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

RMC’s loan files and other books and records are subject to examination by the California Department of Real Estate.  Such examinations, as well as new regulations that may be issued in the future, could ultimately increase RMC’s and our administrative burdens and costs.

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

HOEPA is a federal law passed in 1994 to provide additional disclosures for certain closed-end home mortgages. These “high-cost” closed-end home mortgages are loans with interest rates and fees in excess of certain percentage or amount thresholds. These regulations primarily focus on additional disclosure with respect to the terms of the loan to the borrower, the timing of such disclosures, and the prohibition of certain loan terms, including balloon payments and negative amortization. Failure to comply with the regulations will render the loan rescindable for up to three years. Lenders can be held liable for attorneys’ fees, finance charges and fees paid by the borrower and certain other money damages.  Similarly, in California, Financial Code Section 4970, et. seq., became effective in 2002. It provides for state regulation of “high-cost” consumer residential mortgage loans (also called “covered loans”) secured by liens on real property. Section 4970 defines covered loans as consumer loans on primary residences in which the original principal balance of the loan does not exceed the most current conforming loan limit for a single-family first mortgage loan established by the Federal National Mortgage Association, with interest rates and/or fees exceeding one of the statutorily defined percentage or amount thresholds. The law prohibits certain lending practices with respect to high-cost loans, including the making of a loan without regard to the borrower’s income or obligations. When making such loans, lenders must provide borrowers with a consumer disclosure and provide for an additional rescission period prior to closing the loan.

•	Mortgage Disclosure Improvement Act.

This federal law enacted in 2008, regulates the timing and delivery of loan disclosures for all mortgage loan transactions governed under the Real Estate Settlement Procedures Act.

•	Home Mortgage Disclosure Act (“HMDA”).

This federal law enacted in 1975 provides for public access to information on a lender’s loan activity. It requires lenders to report to their federal regulator certain information about mortgage loan applications it receives, such as the race and gender of its customers, the disposition of the mortgage application, income of the borrowers and interest rate (i.e., APR) information. Amendments to HMDA became effective on January 1, 2018. Under the amended regulation lenders are required to report 40 additional data points on their loan applications, including borrower age and credit data, lender fees, debt-to-income ratios and loan-to-value ratios.

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

This series of state laws, which initially became effective January 1, 2013, and was reinstated by Senate Bill No. 818 on September 14, 2018, is intended to ensure fair lending and borrowing practices for California homeowners by guaranteeing basic fairness and transparency during the foreclosure process. Key provisions include restrictions on dual-track foreclosures, a guaranteed single point of contact, civil penalties for lenders filing unverified documents, and protections for tenants of foreclosed properties. HOBR also provides borrowers with the authority to seek redress of material violations of its rules, such as by an injunction (prior to foreclosure sale) or recovery of damages (after foreclosure sale).

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

INVESTMENT RISKS

Our units are not listed on an exchange or quoted through a quotation system, and will not be for the foreseeable future, if ever and there are substantial restrictions on the transferability of units.

Investors will have limited ability to sell their units. Our units are not listed on an exchange or quoted through a quotation system, and there is no secondary market nor do we expect that any will develop in the foreseeable future. Units are not freely transferable, and they may not be acceptable by a lender as security for borrowing. Our operating agreement also imposes substantial restrictions upon your ability to transfer units. Therefore, an investment in our units is not suitable for investors who expect to require short-term liquidity from their investments.

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

Although our manager has provided significant financial support as discussed below in “– We may defer or reduce distributions,” our manager will be paid and reimbursed by us for certain services performed for us and expenses paid on our behalf. We will bear all other expenses incurred in our operations. All of these fees and expenses are deducted from cash funds generated by our operations prior to computing the amount that is available for distribution to you. In this regard, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Performance overview” for a discussion of:

•the financial support that has been provided by our manager in 2017 and 2018;

•our manager’s plan to reduce and ultimately cease financial support and waiving fees in any form by the 4th quarter of 2020; and

•reduction in the distribution rate.

Also, our manager, in its discretion, may retain a portion of cash funds generated from operations for working capital purposes. Thus, there is no assurance as to when or whether cash will be available for distributions to you.

We may defer or reduce distributions.

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

•elected not to request reimbursement for certain operating expenses; and

•absorbed professional fees.

If our manager had not taken this action, then we would not have had enough cash flow from operating activities to fund our distributions at past levels. Our manager began to reduce its support to us beginning in April 2018 and intends to cease providing support by the fourth quarter of 2020. Depending on our future cash flow from operating activities, we may be required to reduce our distributions as the manager’s support is reduced. It is unlikely that we could maintain the existing distribution level through our investment activity. Increased competition and new entrants in the market for mortgage loan originations could adversely impact our ability to originate and acquire real estate-related loans at attractive risk-adjusted returns.

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

We are managed by our manager which has various conflicts of interest in connection with its management of us, including but not limited to the following:

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

•See “Our manager’s selection of loans for sale to third parties may involve conflicts of interest between us and out manager.”

We have no board of directors.

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

Our interests in our properties may not be insured or may be underinsured against certain types of losses.

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

•increased interest rates, thereby weakening the general real estate market; and

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

If payments are not made on the formation loan under certain circumstances, such as our manager’s removal, it may reduce your rate of return or affect our capital available to fund new loans.

We have and will continue to advance to our manager funds in an amount equal to the sales commissions for our units and premiums paid to investors in connection with unsolicited sales of our units. The principal balance of the formation loan will increase as additional sales of units are made. The formation loan is an unsecured loan that will not bear interest and will be repaid in annual installments. If our manager was removed or unable to repay the formation loan when due, we would incur a significant loss in the amount of the formation loan then owing. See “Investment Risks – Our manager has various conflicts of interests.”

A portion of the amount we receive from redeeming members as early redemption penalties may first be applied to reduce the principal balance of the formation loan. This will have the effect of reducing the amount owed by our manager to us. If our manager is removed as a manager by the vote of a majority in interest of the members and a successor or additional manager, which is elected without the concurrence of the manager, begins using any other loan brokerage firm for the placement of loans or loan servicing, our manager will be immediately released from any further payment obligation under the formation loan. If the manager is removed, no other manager is elected, the company is liquidated or our manager is no longer receiving payments for services rendered, we will forgive the debt on the formation loan and our manager will be immediately released from any further obligations under the formation loan.

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

Our manager performs services for us in connection with the offer and sale of units, the selection and acquisition of our investments, the servicing of loans and the administration of our investments. It is paid substantial fees for these services, which will reduce the amount of cash available for investment in loans or distribution to members.

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

Our manager intends to conduct our operations so that we will not be subject to regulation under the Investment Company Act of 1940. Among other things, our manager will monitor the proportions of our funds which are placed in various investments and the form of such investments so that we do not come within the definition of an investment company under such law. As a result, we may have to forego certain investments which could produce a more favorable return.

Conflicts or limitations may arise as a result of our manager’s legal and financial obligations to itself and other mortgage programs.

Our manager and its affiliates are currently involved with one other active mortgage program with investment objectives similar to ours. Our manager may also organize other mortgage programs in the future with investment objectives similar to ours. Our manager has legal and financial obligations with respect to the other mortgage program that are similar to its obligations with respect to us. These obligations may at times conflict or require our manager to limit the resources allocated to us and the other program.

Conflicts may arise regarding the financial condition of our manager.

Our manager must maintain a sufficient net worth and cash flow in order to continue to provide services to us. This may require our manager to make decisions regarding investments and other aspects of our business to allow it to collect fees and expense reimbursements, which actions could negatively affect our net income and cash available from operations. The manager must be able to maintain a sufficient cash flow so that it can:

•repay the formation loan;

•keep its key employees as discussed in “– If our manager loses or is unable to maintain key personnel, our ability to implement our strategic plans could be impaired”; and

•receive cash flow to maintain sufficient capital in the manager. See Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Results of Operations – Secured Loans.

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

None of the compensation payable to our manager was determined by arm’s-length negotiations. We anticipate that the loan brokerage commissions charged to borrowers by our manager, which are paid to our manager and not us, will average approximately 2% to 5% of the principal amount of each loan, but may be higher or lower depending upon market conditions. Any increase in the loan brokerage commission charged on loans may have a direct, adverse effect on the interest rates we charge on loans by reducing the interest rate we receive and thus the overall rate of return to you. This conflict of interest will exist in connection with every loan transaction and all compensation paid to our manager, and you must rely upon our manager to protect your interests.

If our manager loses or is unable to maintain key personnel, our ability to implement our strategic plans could be impaired.

We depend on the diligence, experience and skills of certain executive officers and other key personnel of our manager for the selection, acquisition, structuring and monitoring of our lending and investment activities. These individuals are not bound by employment agreements with the manager or with us. If any of our manager’s key personnel were to cease their employment with the manager or its affiliates, our operating results could suffer. We also believe that our future success depends, in large part, upon the ability of our manager or its affiliates to hire and retain highly skilled managerial, operational and marketing personnel. The manager may not be successful in attracting and retaining such personnel. The loss of key personnel and the inability of our manager to hire any key person could harm our business, financial condition, cash flow and results of operations.

We do not intend to provide key-person insurance for our manager’s key personnel. Notwithstanding, we do not expect that its key personnel will cease their employment during the offering period.

Certain officers and other key personnel of our manager will face competing demands relating to their time and this may cause our operations and our investors’ investments to suffer.

We rely on the executive officers and key personnel of our manager to provide services to us for the day-to-day operation of our business. In particular, as to Mr. Michael Burwell, President, Director, and Secretary/Treasurer of RMC, if he was to terminate his employment the manager’s capacity/capability to continue  business operations and maintain loan origination volumes could be impacted adversely.

As a result of executive officers’ and key personnel’s interests in other programs, their obligations to other investors and the fact that they engage in and will continue to engage in other business activities on behalf of themselves and others, these individuals face conflicts of interest in allocating their time between us and other programs sponsored by our manager and other business activities in which they are involved. Should our manager devote insufficient time or resources to our business, our returns on our direct or indirect investments, and the value of our units, may decline.

We will rely on independent broker-dealers to sell units in the offering in order to raise sufficient funds to enable us to successfully grow our business.

We are offering the units through participating broker-dealers that are not affiliated with our manager and are members of FINRA.  Because we do not have a captive or affiliated broker-dealer that will be exclusively or primarily focused on selling our units, our ability to successfully complete the offering will depend, in large part, on our ability to develop and maintain relationships with a sufficient number of unaffiliated participating broker-dealers. In addition, the offering is being made on a “best efforts” basis, which means the broker-dealers participating in the offering are only required to use their best efforts to sell our units and have no firm commitment or obligation to purchase any of the units. These broker-dealers are engaged in the sale of various securities and investment products beyond those offered by us, including those of competing mortgage programs. In the event we are unable to enter into selling agreements with a sufficient number of qualified participating broker-dealers, or if those participating broker-dealers engaged by us fail to devote sufficient time and attention to the marketing of our units, we may be unable to raise a sufficient amount of funds in the offering as may be necessary to enable us to grow our business. In such event, the likelihood of our profitability being affected by the performance of any one of our investments may increase. In addition, our fixed operating expenses as a percentage of gross income would be higher, and the amount of distributions could be adversely affected.

Because our offering is not underwritten, you will not have the benefit of an independent due diligence review in connection with this offering

Because our offering is not underwritten, an investor does not have the benefit of the independent due diligence review and investigation of the type performed in connection with a securities offering, except to the extent of the due diligence performed by broker dealers or their agents.

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

In July 2010, the U.S. Congress enacted the Dodd-Frank Act, in part to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets. For instance, the Dodd-Frank Act has imposed significant restrictions on the proprietary trading activities of certain banking entities and subject other systemically significant organizations regulated by the U.S. Federal Reserve to increase capital requirements and quantitative limits for engaging in such activities. The Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the mortgage backed securities, or MBS, market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. The Dodd-Frank Act also imposes significant regulatory restrictions on the origination and securitization of commercial mortgage loans. Also, the significant changes to Regulation AB could lead to sweeping changes to commercial and residential mortgage loan securitization markets as well as to the market for the re-securitization of MBS. The Dodd-Frank Act also created a new regulator, the Consumer Financial Protection Bureau, or the CFPB, which oversees many of the core laws which regulate the mortgage industry, including the Real Estate Settlement Procedures Act and the Truth in Lending Act. While the full impact of the Dodd-Frank Act and the role of the CFPB cannot be assessed until all implementing regulations are released, the Dodd-Frank Act’s extensive requirements may have a significant effect on the financial markets, and may affect the availability or terms of our targeted loans, which may have an adverse effect on our financial condition and results of operations.

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

Our manager receives referrals from a variety of sources but will only originate or arrange loans that satisfy our investment criteria. The ability to find suitable loans is more difficult when the economy is weaker and there is less activity in the real estate market. For example, in the past the residential and commercial real estate markets experienced a significant downturn in investment and purchase activity and less demand for mortgage loans. From time to time a similar decline in demand for loans may occur, and we may be unable to find a sufficient number of suitable loans, which could leave us with excess cash. In such event, we will make short-term, interim investments in government obligations, certificates of deposit, money market or other liquid-asset accounts, with the offering proceeds pending investment in suitable loans. Interest returns on these investments are usually lower than on mortgage loans, which would reduce our profits and return to members.

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

Our lending decisions are based on the  real estate securing the loans. Significant decline in the fair value of the collateral may impact the performance of the loans and their ultimate collectability.

For loans secured by real property other than owner-occupied personal residences, our lending decisions are based primarily on a determination that the value of the real property is sufficient, in and of itself, as a source of repayment. Other considerations such as the cash flow and the income generated by the real property that is to secure the loan and the general creditworthiness, experience and reputation of the borrower are secondary considerations.

This may result in a higher incidence of loan payment delinquencies that would be experienced by conventional lenders.

For any loan, the amount of the loan combined with the outstanding debt and claims secured by a senior deed of trust on the real property generally will not exceed the specified percentage (per the Operating Agreement) of the appraised value of the property as determined by an independent written appraisal at the time the loan is made. The LTV generally will not exceed 80% for residential properties (including multi-family), 75% for commercial properties, and 50% for land. The excess of the value of the collateral securing the loan over our debt and any senior debt owing on the property is the “protective equity.”

Significant declines in real estate values may reduce the protective equity provided by the collateral securing our outstanding loans and were we to foreclose on loans with respect to properties that have declined in value, we may ultimately recover less than the amount of such loans.

If borrowers default, and/or economic circumstances increase defaults, we may have to foreclose on the loan beginning the legal process of acquiring the collateral property. Foreclosure proceedings and/or workout agreements may slow our collection efforts and delay ultimate satisfaction of the loan.

We are engaged in the business of lending and, as such, we are subject to the risk that borrowers may be unable to repay the loans we have made to them in accordance with the terms of the loan agreement. Mortgage loans are secured by commercial and residential real property and are subject to risks of delinquency, foreclosure and loss. The ability of a borrower to repay a loan secured by commercial real property is dependent on the income of the real property. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, natural disasters, terrorism, social unrest and civil disturbances, may impair borrowers’ abilities to repay their loans. Our loans are not insured by the Federal Housing Administration or guaranteed by the Veterans Administration or otherwise guaranteed or insured by a government agency. Our loans require monthly interest-only payments or monthly payments of interest and principal. This means:

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

•If a borrower is unable to repay the loan and defaults, we may be forced to acquire the property at a foreclosure sale, or we may be forced to sell the property for less than the amount owed on the loan. If we cannot quickly sell or refinance such property, and the property does not produce income in excess of expenses, our profitability will be adversely affected.

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

In addition, any litigation instituted by a defaulting borrower or the operation of the federal bankruptcy laws may have the effect of delaying enforcement of the lien on a defaulted loan and may in certain circumstances reduce the amount realizable from the sale of a foreclosed property. A “lien” is a charge against the property of which the holder may cause the property to be sold and use the proceeds in satisfaction of the lien. In the event our right to foreclose is contested, the legal proceedings necessary to resolve the issue can be time-consuming and costly. A judicial foreclosure may be subject to most of the delays and expenses of other litigation, sometimes requiring up to several years to complete. If we acquire a property from a borrower, there many factors that are beyond our control that affect the real estate market and could affect our ability to sell properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties at the time and on the terms we want could reduce our cash flow and limit our ability to make distributions and could reduce the value of our units.

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

We anticipate that our loans will eventually be diversified as to priority approximately as follows:

•first mortgages – 40 to 60%;

•second mortgages (junior to first mortgages) – 40 to 60%; and

•third mortgages (junior to other two mortgages) – 0 to 10%.

There is no assurance that we will be able to diversify our loans as set forth above or that this diversification strategy, if successfully implemented, will provide us with the best risk adjusted returns and/or decrease our risk of loss.

The lien securing each loan will not be junior to more than two other encumbrances (a first and, in some cases, a second deed of trust) on the real property which is to be used as security for the loan. In the event of foreclosure under a second or third deed of trust, the debt secured by a senior deed(s) of trust must be satisfied before any proceeds from the sale of the property can be applied toward the debt owed to us. As a result, we may not recover some or all of our investment. To protect our junior security interest, we may be required to make substantial cash outlays for such items as loan payments to senior lien holders to prevent their foreclosure, property taxes, insurance, repairs, maintenance and any other expenses associated with the property. These expenditures could have an adverse effect on our profitability.

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

Construction loans are those loans made to borrowers constructing entirely new structures or dwellings, whether residential, commercial or multi-family properties. We may make construction loans up to a maximum of 10% of our then gross offering proceeds. Investing in construction loans subjects us to greater risk than loans related to properties with operating histories. If we foreclose on property under construction, construction generally will have to be completed before the property can begin to generate an income stream or be sold. We may not have adequate cash reserves on hand with respect to junior encumbrances and/or construction loans at all times to protect our security. If we have inadequate cash reserves, we could suffer a loss of our investment. Additionally, we may be required to obtain permanent financing of the property in addition to the construction loan which could involve the payment of significant fees and additional cash obligations for us. As of December 31, 2018, we did not have any construction loans.

We may make rehabilitation loans which may subject us to greater risks.

In addition to construction loans, we may make “rehabilitation loans.” Rehabilitation loans are those loans made to borrowers remodeling, adding to and/or rehabilitating existing structures or dwellings, whether residential, commercial or multi-family properties. Investing in rehabilitation loans subjects us to greater risk than standard acquisition loans for properties. We may make rehabilitation loans up to a maximum of 15% of our total loan portfolio. If we foreclose on a property undergoing remodeling or rehabilitation, such remodeling or rehabilitation generally will have to be completed before the property can realize the anticipated increase in value from such remodeling or rehabilitation. We may not have adequate cash reserves on hand with respect to junior encumbrances and/or rehabilitation loans at all times to protect our security. If we have inadequate cash reserves, we could suffer a loss of our investment. Additionally, we may be required to obtain permanent financing of the property in addition to the rehabilitation loan, which could involve the payment of significant fees and additional cash obligations for us. As of December 31, 2018, we did not have any rehabilitation loans.

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

•We will be required to maintain and oversee and control operating expenses of the property.

•We will be subject to general and local real estate and economic market conditions which could adversely affect the value of the property.

•We will be subject to any change in laws or regulations regarding taxes, use, zoning and environmental protection and hazards.

•We will be required to maintain insurance for property and liability exposures such as environmental risks and potential liability for any injury that occurs on or to the property.

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

If we have acquired property through foreclosure or otherwise, there may be circumstances in which it would be in our best interest not to immediately sell the property, but to develop it ourselves. Depending upon the location of the property and market conditions, the development done by us could be either residential (single or multi-

family) or commercial. Development of any type of real estate involves risks including the following:

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

The mortgage business has traditionally been heavily regulated. The costs of complying with these regulations could adversely affect our profitability, and violations of these regulations could materially adversely affect our business and financial results. For example, the company’s lending activity is subject to regulations promulgated by the Consumer Finance Protection Bureau (“CFPB”), and further, the company may be subject to examination by the CFPB, as well as the California Department of Real Estate and the California Department of Business Oversight. Such examinations, as well as regulations that may be issued in the future, could ultimately increase our administrative burdens and our costs and could adversely affect the return to our members.

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

The SEC has approved amendments to the rules of the Financial Industry Regulatory Authority, Inc. (“FINRA”) applicable to securities of direct participation programs and non-listed REITs which may affect our ability to raise investor capital. The amendments, which became effective on April 11, 2016, provide, among other things, that (i) FINRA members must include in customer account statements the per share estimated value of the non-listed entity, which must be developed using a methodology reasonably designed to ensure the per share estimated value’s reliability; and (ii) per share estimated value disclosed from and after 150 days following the second anniversary of the admission of stockholders of the non-listed entity’s public offering must be based on an appraised valuation methodology developed by, or with the material assistance of, a third-party expert and updated on at least an annual basis. The rule changes also provide that account statements must include additional disclosure regarding the sources of distributions to stockholders of unlisted entities.

Larger loans or concentration of loans to one borrower may result in less diversity and may increase risk.

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

If we have borrowed money to fund loans, increases in the prevailing rate may have an adverse effect. If borrowed money bears interest at a variable rate, and we are making fixed rate loans, a rise in the prevailing rate could result in our having to pay more in interest on the borrowed money than we make on loans to our borrowers. This may reduce our profitability, and, should we default on our debt, may result in additional losses through forced liquidation of loans. In addition, if rising interest rates cause us to need additional capital to repay indebtedness in accordance with its terms or otherwise, we may need to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments. In addition, financing arrangements that we may enter into in the future may require us to make a lump-sum or “balloon” payment at maturity. At the time the balloon payment is due, we may not be able to refinance the balloon payment on terms as favorable as the original loan or sell investments at a price sufficient to make the balloon payment, either of which could increase our risk of default on the loan. The effect of a refinancing or sale could affect the rate of return to investors. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay distributions. Any of these results would have a significant negative impact on your investment.

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

We may, on occasion, subject to applicable laws and regulations and our operating agreement, sell some of our loans. If we sell loans, we may be required to make customary representations and warranties about such loans to the loan purchaser. Our loan sale agreements may require us to repurchase or substitute loans in the event we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud.

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

Also, there is a conflict of interest between us and our manager as to what loans will be sold. For example, the manager may select loans of a higher credit quality or having higher interest rates than the loans funded with the proceeds from the sale. The sale of loans may result in a reduced overall yield of our portfolio. Loans the manager may sell to third parties will enable the manager to re-lend proceeds from the loans sales generating loan origination revenue and fees under the operating agreement, which increases the managers capital and ability to repay the formation loan.

TAX RISKS

We intend to be treated as a partnership for federal income tax purposes but no assurance can be given that we would not face a challenge to such characterization.

We intend to be treated as a partnership (other than a publicly traded partnership) for federal income tax purposes and not as a corporation. Although we have received an opinion from legal counsel to the effect that we will be treated as a partnership (other than a publicly traded partnership) for federal income tax purposes, we will not seek a ruling from the Internal Revenue Service (“IRS”) on the tax treatment of us or our members. Counsel’s opinion represents only its best legal judgment based upon existing law and, among other things, factual representations provided by our manager. The opinion of counsel has no binding effect on the IRS or any court, and no assurance can be given that the conclusions reached in said opinion would be sustained by a court if challenged by the IRS.

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

Your tax liabilities associated with an investment in the units for a given year may exceed the amount of cash we distribute to you during such year. As a member, you will be taxed on your allocable share of our taxable income whether or not you actually receive cash distributions from us. Your taxable income could exceed cash distributions you receive, for example, if you elect to reinvest into additional units the cash distributions you would otherwise have received. Taxable income in excess of cash distributions also could result if we were to generate so-called “phantom income” (taxable income without an associated receipt of cash). Phantom income could be recognized from a number of sources, including, without limitation, any established loan loss reserves or fluctuation thereof, repayment of principal on loans incurred by the company as well as imputed income due to original issue discount, market discount, imputed interest and significant modifications to existing loans. Under very limited circumstances, you could receive a special distribution to enable you to pay taxes on specified types of income. We take the position that we are engaged in a lending trade or business, as a result of which all or a portion of the income earned by members with respect to their investment in our units will be treated as ordinary income.

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

On December 22, 2017, the tax legislation commonly referred to as the Tax Cuts and Jobs Act was signed into law and contains significant changes to the Internal Revenue Code generally applying in taxable years beginning after December 31, 2017.  In addition to reducing corporate and individual tax rates, the Tax Cuts and Jobs Act eliminates or restricts various deductions for taxable years beginning after December 31, 2017 and before January 1, 2026.  The reduction or limitation of these tax deductions could adversely affect the real estate prices in California which has high state and local taxes and higher property values. In addition, changes in the tax deductions could increase taxes payable by certain borrowers, thereby reducing their available cash and adversely impacting their ability to make payment on the loans, which in turn, could cause a rise in delinquencies. The impact of these changes has yet to be determined, but the limitations on these deductions could have an adverse impact on the California real estate market which could negatively impact our business or financial results.

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

ERISA RISKS

Risks of investment by benefit plan investors and other tax-exempt investors.

If you elect to participate in the DRIP, you should consider the same factors that you had to consider when considering an investment in the units initially, including if you are a Benefit Plan Investor subject to the requirements of the Employee Retirement Income Security Act (“ERISA”), you should consider, among other things, (i) whether the investment satisfies the diversification requirements of Section 404(a)(1)(C) of ERISA; (ii) whether the investment is prudent, since it is not expected that there will be a market created in which you can sell or otherwise dispose of the units. In addition if you are a Benefit Plan Investor that is a tax-qualified pension or 401(k) plan, an IRA or a similar plan, you should consider (i) whether a distribution of units in kind from the plan or IRA would be accepted as a rollover by a trustee or custodian of a successor plan or IRA, and if not accepted, whether the automatic 20% income tax withholding would create the need to effectuate the rollover using assets other than the units; and (ii) whether a required distribution from a tax-qualified pension or 401(k) plan or IRA commencing on the April 1 following the calendar year in which the beneficiary attains age 70 1⁄2 (or if later with respect to a tax-qualified plan distribution, the date the beneficiary retires) could cause the beneficiary to become subject to income tax that the beneficiary would need to satisfy out of assets other than the units if such beneficiary were not able to transfer the units for cash. Finally, all Benefit Plan Investors, including tax-qualified pension and 401(k) plans and IRAs, should consider (i) whether the investment will impair the liquidity of your plan, IRA or other entity; and (ii) whether interests in us or the underlying assets owned by us constitute “plan assets” for purposes of Section 406 of ERISA or Section 4975 of the Code which could cause certain transactions with us to constitute non-exempt prohibited transactions. ERISA requires that the assets of a plan be valued at their fair market value as of the close of the plan year, and it may not be possible to adequately value the units from year to year, since there will not be a market for those units and the appreciation of any property may not be shown in the value of the units until we sell or otherwise dispose of our investments. If you are an employee benefit plan subject to federal, state or local law that is substantially similar to ERISA, you should consider whether an investment in the units would satisfy the requirements of such similar law.

The U.S. Department of Labor’s regulation expanding the definition of fiduciary investment advice under ERISA could adversely affect our ability to raise funds.

On April 6, 2016, the U.S. Department of Labor (the “DOL”) issued its final regulation redefining “investment advice fiduciary” under ERISA and the Internal Revenue Code. The final regulation significantly expands the class of advisers and the scope of investment advice that are subject to fiduciary standards, imposing the same fiduciary standards on advisers to individual retirement accounts that have historically only applied to plans covered by ERISA. The DOL also finalized certain prohibited transaction exemptions that allow investment advisers to receive compensation for providing investment advice under arrangements that would otherwise be prohibited due to conflicts of interest. Part of the DOL regulations took effect on April 10, 2017, but due to continuing actions on the part of the federal executive branch and the DOL, and also due to decisions of courts which have adjudicated the validity and continuing effect of the DOL regulations, there is substantial uncertainty regarding the general impact of the DOL regulations and the applicability of the DOL regulations to specific transactions. Because the changes required by the DOL regulations are triggering significant changes in the operations of financial advisors and broker-dealers and because of the uncertainties surrounding the DOL regulations, the status of the DOL regulations may impact our ability to raise funds.

Item 1B – Unresolved Staff Comments

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2 – Properties

We have not owned any real property since inception.

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

Item 4 – Mine Safety Disclosures

Not Applicable.

Part II

Item 5 – Market for the Registrant’s Units, Related Unitholder Matters and Issuer Purchases of Equity Securities

Investors will have limited ability to sell their units. Our units are not listed on an exchange or quoted through a quotation system, and there is no secondary market nor do we expect that any will develop in the foreseeable future. Units are not freely transferable, and they may not be acceptable by a lender as security for borrowing. Our operating agreement also imposes substantial restrictions upon your ability to transfer units. Therefore, an investment in our units is not suitable for investors who expect to require short-term liquidity from their investments.  See “Liquidity and unit redemptions program” in Part I of this Report. As of February 28, 2019, we had approximately 1,400 unit holders, who held 80,340,505 units.

Recent sales of unregistered securities

All sales of our units within the past three years were registered under the Securities Act.

Ongoing public offerings of units/ SEC registrations

Since October 2009, we have offered and sold units pursuant to registration statements on Form S-11. In June 2016, the company’s Registration Statement on Form S-11 filed with the SEC (SEC File No. 333-208315) to offer up to 120,000,000 units ($120,000,000) to the public and 20,000,000 units ($20,000,000) to its members pursuant to the distribution reinvestment plan (DRIP) became effective and continues in effect for up to three (3) years thereafter. As of December 31, 2018, the company had sold approximately 85,941,000 units– 39,407,000 units under previous registration statements and approximately 46,534,000 units under the June 2016 registration statement. Correspondingly, gross proceeds from unit sales at $1 per unit (including units issued under the distribution reinvestment plan) were approximately $39,407,000 and $46,534,000, respectively.

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

The June 2016 registration statement expires June 6, 2019, and unit sales to other than members of record or their successors as of April 30, 2019 will cease due to the company electing not to update its S-11 filing prior to April 30, 2019, as doing so would not be cost effective. Redwood Mortgage Corp. (RMC) is considering a registration statement to be filed in the second quarter of 2019 to continue to offer units pursuant to the DRIP.

Proceeds from sales of units from inception (October 2009) through December 31, 2018 are summarized below.

Proceeds
From investors - admitted	$76,938,987
From members under our DRIP	8,653,123
From premiums paid by RMC(1)	349,199
Total proceeds from unit sales	$85,941,309
(1)

If a member acquired units through an unsolicited sale (i.e., without a broker/dealer) the member’s capital account is credited with their capital contribution plus a premium paid by RMC equal to the amount of the sales commissions that otherwise would have been paid to a broker-dealer by RMC. This premium is reported in the year paid as taxable income to the member.

The ongoing sources of funds for loans are the proceeds (net of redemption of members’ capital and operating expenses) from:

•	sale of members’ units net of reimbursement to RMC of organization and offering expenses (“O&O expenses”) and net of amounts advanced for the formation loan to RMC;
•	units sold pursuant to our DRIP;
•	payments from RMC on the outstanding balance of the formation loan;
•	borrowers’ monthly principal and interest payments;
•	loan payoffs;
•	loan sales to unaffiliated 3rd parties and loan transfers by executed assignment to affiliated mortgage funds; and
•	a line of credit, if obtained.

Cash generated from loan payoffs and borrower payments of principal and interest is used for operating expenses, reimbursements to RMC of O&O expenses, and unit redemptions. The cash flow, if any, in excess of these uses is reinvested in new loans.

Redemptions are made once a quarter, on the last business day of the quarter. The unit redemption program is ongoing and available to members beginning one year after the purchase of the units.  The maximum number of units that may be redeemed in any year and the maximum amount of redemption available in any period to members are subject to certain limitations including, but limited to, the company will not:

•	in any calendar year, redeem more than 5%; or
•	in any calendar quarter, redeem more than 1.25%, of the weighted average number of units outstanding during the twelve (12) month period immediately prior to the date of the redemption.

In addition, the manager may, in its sole discretion, further limit the percentage of the total members’ units that may be redeemed or may adjust the timing of scheduled redemptions (including deferring withdrawals indefinitely), to the extent that such redemption would cause the company to be treated as a “publicly traded partnership” within the meaning of Section 7704 of the Code or any Treasury Regulations promulgated thereunder (determined without reference to Code Section 469(i)).

In the event that redemption requests in excess of the foregoing limitations are received by the managers, such redemption requests will be honored in the following order of priority:

•	first, to redemptions upon the death of a member; and
•	next, to other redemption requests until all other requests for redemption have been met.

All redemption requests shall be honored on a pro rata basis, based on the amount of redemption requests received in the preceding quarter plus unfulfilled redemption requests that the company was unable to honor in prior quarter(s).

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

Commissions for unit sales to be paid to broker-dealers (B/D sales commissions) and premiums paid to certain investors upon the purchase of units are paid by RMC and are not paid directly by us out of offering proceeds. Instead, the company advances to RMC, from offering proceeds, amounts sufficient to pay the B/D sales commissions and premiums to be paid to investors. Such advances in total may not exceed seven percent (7%) of offering proceeds. The receivable arising from the advances is unsecured and non-interest bearing and is referred to as the “formation loan.” As of December 31, 2018, such advances totaled $5,439,910, of which $4,179,344 remains outstanding.   Please refer to the information under “—Unit sales commissions paid to broker-dealers/formation loan” in Note 1 (Organization and General) and “—Reimbursement and allocation of organization and offering expenses” in Note 3 (Manager and Related Parties) to the financial statements included in Part II, Item 8 of this report for a discussion of the formation loan and organization and offering expenses, which discussions are incorporated herein by this reference.

RMC is required to make annual payments on the formation loan in the amount of one tenth of the principal balance outstanding at December 31 of the prior year.

Distributions

Distributions totaled $4,462,623 and $3,596,449 in 2018 and 2017, respectively. See “Distribution policy” under Item 1- Business in Part I of this annual report, which discussion is incorporated by reference herein.

Distribution reinvestment plan

The DRIP provision of the Operating Agreement permits members to elect to have all or a portion of their monthly distributions reinvested in additional units. During 2018 and 2017, 2,420,528 and 1,987,151 units, respectively, were distributed to members under the DRIP.

Liquidity and unit redemption program

Units redeemed in 2018 and 2017 by quarter are presented in the following table.

Units Redeemed	2018	2017
Q1	$403,400	$400,310
Q2	299,240	53,152
Q3	787,524	346,800
Q4	1,243,607	478,884
Total	$2,733,771	$1,279,146

All redemptions are made on the last business day of the quarter, and valued at $1 per unit.

Fair market value / unit value

In compliance with FINRA Rule 2310 concerning direct-participation-program value per unit estimates, RMC obtained information regarding fair market valuations of the net assets and unit value as of December 31, 2018, for RMI IX. The valuations were performed with the assistance of an independent valuation firm that provides asset valuations to retirement plan sponsors, plan administrators, banking and trust companies, and ERISA plans. The fair values of the individual properties were taken from appraisals which referenced the most current available market information such as listing agreements, offers, and pending and closed sales. Industry standard valuation approaches, including the Income Approach, were utilized in deriving the fair values, as appropriate. There is no assurance that this estimated fair value of the membership units is or will remain accurate, and it does not determine the amount that a member is entitled to receive upon redemption of units. The redemption amount is determined by the applicable provisions of the Operating Agreement.

The fair value of a unit of RMI IX was determined to be $1.00, after consideration of the fair values of the net assets held, the restrictions in the unit redemption program in the Operating Agreement and the restrictions on transferability of units with consideration to the expected net distribution rate on the units.

The fair value of loan balances secured by deeds of trust, per the Market Approach, is deemed to approximate the recorded amount (per the financial statements) as our loans:

•	are of shorter terms at origination than commercial real estate loans by institutional lenders;
•	are written without a prepayment penalty causing uncertainty/a lack of predictability as to the expected duration of the loan; and
•	have limited marketability and are not yet sellable into an established secondary market.

The two loan sales in 2018 were negotiated between our manager and the buyer who was not yet willing to pay a significant premium commensurate with the interest rate premium of the loans and the low loan to value ratios, the location (i.e. San Francisco Bay Area and Los Angeles, coastal Southern California) and other characteristics of the underlying collateral.

For 2017 and prior year ends, the portfolio of secured loans was valued based on the application of the discounted cash flow approach as comparable loan sales were not available. Companies or individuals originating loans similar to those originated by RMC on behalf of the company typically intend to hold the loans until maturity as the average contractual term of the loans is shorter than conventional mortgages, substantially all of which have a prepayment-penalty provision.

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

The fair value of collateral is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values and publicly available information on in-market transactions. Appraisals of commercial real property generally present three approaches to estimating value: 1) market comparables or sales approach; 2) cost to replace; and 3) capitalized cash flows or investment approach. These approaches may or may not result in a common, single value. The market-comparables approach may yield several different values depending on certain basic assumptions, such as, determining highest and best use (which may or may not be the current use); determining the condition (e.g., as-is, when-completed or for land when-entitled); and determining the unit of value (e.g., as a series of individual unit sales or as a bulk disposition).

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

Real estate owned (REO)

Real estate owned, or REO, is property acquired in full or partial settlement of loan obligations generally through foreclosure, and is recorded at acquisition at the property’s net realizable value, which is the fair value less estimated costs to sell, as applicable. After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, REO is analyzed periodically for changes in fair values and any subsequent write down is charged to operations expenses. Any recovery in the fair value subsequent to such a write down is recorded and is not to exceed the value recorded at acquisition. Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

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

In the publication “A Modest Start to 2019 for California Payrolls” dated March 12, 2019:

Nonfarm employers added just 3,000 net new jobs during January. Strong gains in professional & business services (4,200) and healthcare (5,600) were nearly wiped out by a sharp 7,200 decline in the trade, transportation & utilities sector.

Through the monthly volatility, hiring has moderated recently. Job gains have averaged 15,200 over the past three months, below the 35,800 averaged over the same period last year.

The unemployment rate ticked up to 4.2% during the month as a 0.3% gain the labor force out-paced a 0.2% rise in household employment. The number of unemployed increased to 817,600.

January's data include annual benchmark revisions, which reflect actual employment counts from the QCEW and updated seasonal factors. Employment growth was 1.6% in 2018, just a touch slower than the initial estimate of 1.7%.

Key performance indicators

Key performance indicators are presented in the following table for 2018 and 2017.

	2018	2017
Secured loans – end of period balance	$62,115,713	$54,768,689
Secured loans – average daily balance	$61,069,000	$47,410,000
Portfolio interest rate(1)	8.50%	8.52%

Interest on loans, gross	$5,206,579	$4,031,706
Effective yield rate(2)	8.53%	8.52%

Amortization of loan administrative fees, net(7)	$5,878	$—

Interest on loans, net	$5,200,702	$4,031,706
Percent of average daily balance(2)	8.52%	8.50%

Provision for loan losses	$—	$—
Percent of average daily balance(2)	0.00%	0.00%

Total operations expense(7)	$457,848	$185,599

Net Income(7)	$4,790,272	$3,869,045
Percent of average members’ capital(3)(4)	6.40%	6.96%

Member Distributions, net	$4,462,623	$3,596,449
Percent of average members’ capital(3)(4)(5)	5.95%	6.54%

Members’ capital, gross – end of period balance	$79,198,453	$66,450,424
Members’ capital, gross – average daily balance	$74,469,000	$55,007,000

Member Redemptions(6)	$2,733,771	$1,279,146
(1)	Stated note interest rate of secured loans - weighted daily average
(2)	Percent of secured loans – average daily balance
(3)	Percent of members’ capital, gross – average daily balance
(4)	Percent based on the net income available to members (excluding 1% allocated to the manager)
(5)	Members Capital Distributed during 2018 is net of O&O costs allocated to members during the year.
(6)	Scheduled member redemptions as of December 31, 2018 were $1,253,669, payable in 2019. Scheduled member redemptions as of December 31, 2017 were $584,149.

(7) See Note 3 (Manager and Other Related Parties) to the financial statements included in Part II, Item 8 of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 7.

Secured loans

The secured loan balance at December 31, 2018 of $62,115,713 was an increase of approximately 13.4% ($7.3 million) over 2017’s $54,768,689.The increased balance of the secured loan portfolio is due to the 1) increased balance of members’ capital which provides additional capital for funding loans, and 2) the favorable economic environment generally and to increased investment in California real estate markets specifically, both of which expand the opportunity for new loans. Secured loans as a percent of member’s capital (based on average balances) was 82.0% and 86.2% for 2018 and 2017, respectively.

Loans generally are funded at a fixed interest rate with a loan term of up to five years. Loans acquired are generally done so within the first six months of origination, and purchased at the current par value, which approximates fair value. As of December 31, 2018, 77 of the company’s 83 loans (representing 97% of the aggregate principal of the company’s loan portfolio) had a loan term of five years or less from loan inception. The remaining loans had terms longer than five years. Substantially all loans are written without a prepayment-penalty provision. As of December 31, 2018, 60 loans outstanding (representing 62% of the aggregate principal balance of the company’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity. The remaining loans provide for monthly payments of interest only, with principal due in full at maturity.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., safety margins to outstanding debt) as indicated by the overall conservative weighted average loan-to-value ratio (LTV) which at December 31, 2018 was approximately 54.5%. Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 45.5% in the property, and we as lenders have lent in the aggregate 54.5% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

On June 27, 2018 and December 12, 2018, the company closed on the sales of whole loans (servicing released) comprising a combined principal of $21,995,851 and interest owing of $102,658 to an unaffiliated bank pursuant to an Asset Sale Agreement.  The Asset Sale Agreement contains customary representations, warranties, and covenants. The loan sale transactions were arranged by a third-party, unaffiliated national firm engaged by RMC. The transactions generated an immaterial gain (net of expenses). Loan sales do provide the opportunity to redeploy the proceeds, possibly on better terms than the loans that were sold. Further, the loan originations generate fees to RMC under the Operating Agreement, which could enable RMC to retain staff and management, repay the formation loan which was the source of funds to pay commissions to broker-dealers for raising the company’s capital, to pay unreimbursed O&O expenses, and to have RMC’s cash flow exceed the carrying value of its intangible assets.

At December 31, 2018 and 2017 the company held no loans classified as held-for-sale. The determination that loans would be classified as held-for-sale in compliance with GAAP criteria and the completion of the sale occurred within the same reporting periods in 2018.

See Note 4 (Loans) to the financial statements included in Part II, Item 8 of this report for detailed presentations on the secured loan portfolio and on the allowance for loan losses, which presentations are incorporated by this reference into this Item 7.

Performance overview

Revenue from the interest on loans, net in 2018 increased by approximately $1,169,000, over 2017, due to the increased average loan balance of the secured loan portfolio. Operations expense for 2018 increased by approximately $272,000, over 2017 due primarily to the termination of financial support from RMC of our direct operating expenses (e.g., professional services and other direct operating expenses) beginning April 1, 2018, and an increase in mortgage servicing fee expense due to an increased loan portfolio. The net distribution rate, as an annualized percentage of members’ capital, at December 31, 2018 was 5.70%. The net distribution rate for the twelve months ending December 31, 2018 was 5.95%. In all periods presented, the manager, at its sole discretion, provided financial support that increased net income and the return to investors.

For the years ended December 31, 2018 and 2017 financial support from RMC totaled approximately $2,031,000 and $1,646,000, respectively. The total financial support increased year over year, however the amount of direct cash support in the form of expenses absorbed by RMC decreased from approximately $370,000 in 2017 to approximately $157,000 in 2018. The amount of support in the form of waived fees, such as loan administrative fees, asset management fees, and costs from RMC, increased during the same period due to increased loan and capital balances. The loan and capital balances are used as a base for the calculation for fees charged by RMC, and increases or decreases in the balances will have a similar effect on the total amount chargeable by RMC.  The decision to waive all or a portion of these fees is made by RMC, in its sole discretion. RMC had communicated in March 2018 its intent, for the company to be paying RMC in full the fees and reimbursements for the qualifying costs attributable to the company entitled to the manager under the Operating Agreement by July 2019. As of March 2019, while reserving its right to collect the amounts owing to it under Operating Agreement, RMC plans to phase in the collection of the asset management fee of 75 basis points (0.75%) during 2019, such that the full chargeable amount of the asset management fee will be collected in the 4th quarter of 2019, and there will be a similar incremental phase in of the collection of the cost reimbursements in 2020. See Note 3 (Manager and Other Related Parties) to the financial statements included in Part II, Item 8 of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 7.

Analysis and discussion of income from operations 2018 v. 2017

Significant changes to revenue and expenses during 2018 and 2017 are summarized in the following table.

	Interest on loans, net	Provision For Loan Losses	Operations Expense	Net Income
For the years ended
December 31, 2018	$5,200,702	—	457,848	4,790,272
December 31, 2017	4,031,706	—	185,599	3,869,045
Change	$1,168,996	—	272,249	921,227

Change
Loan balance increase	$1,158,649	—	35,168	1,123,481
Loan portfolio effective yield rate	10,347	—	—	10,347
Gain on sale, loans	—	—	—	27,133
Late fees	—	—	—	(2,653)
Capital balance increase	—	—	315,931	(315,931)
RMC fees/costs waived	—	—	(315,931)	315,931
Reduced support from RMC	—	—	212,620	(212,620)
Other	—	—	24,461	(24,461)
Change	$1,168,996	—	272,249	921,227

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

Interest on loans, net

Interest on loans increased due to growth of the secured loan portfolio. The portfolio has a strong payment history, with two loans (representing 0.9% of the aggregate principal balance of the company’s loan portfolio) currently designated as in non-accrual status. The Secured loans – average daily balance at December 31, 2018 increased approximately $13.7 million, or approximately 28.8%, over the average daily balance at December 31, 2017.

Provision for loan losses

At December 31, 2018 and 2017, the company had not recorded an allowance for loan losses as all loans had protective equity such that at December 31, 2018 and 2017, collection was deemed probable for amounts owed by the borrower.

Total principal amounts past due more than 90 days at December 31, 2018 and 2017 were $565,685 and $139,643 (representing 0.9% and 0.3% of the aggregate principal balance), respectively.

Operations expense

Operations expense as a percent of interest on loans, net was approximately 8.8% and 4.6% during 2018, and 2017, respectively. The increase in in operations expense was due primarily to RMC ceasing to absorb our direct operating expenses (e.g., professional service expense and other direct operating expenses), and an increase in the mortgage servicing fees due to an increased average daily loan balance in the secured loan portfolio.

Significant changes to operations expense during 2018 and 2017, are summarized in the following table.

	Mortgage Servicing Fees	Asset Management Fees, net	Costs From RMC, net	Professional Services, net	Other	Total
For years ended
December 31, 2018	$151,457	—	—	289,053	17,338	457,848
December 31, 2017	116,289	—	—	63,053	6,257	185,599
Change	$35,168	—	—	226,000	11,081	272,249

Change
Loan balance increase	$35,168	—	—	—	—	35,168
Capital balance increase	—	112,716	203,215	—	—	315,931
RMC fees/costs waived	—	(112,716)	(203,215)	—	—	(315,931)
Reduced support from RMC	—	—	—	192,151	20,469	212,620
Other	—	—	—	33,849	(9,388)	24,461
Change	$35,168	—	—	226,000	11,081	272,249

See Note 3 (Manager and Other Related Parties) to the financial statements included in Part II, Item 8 of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 7. See “Performance Overview” for a discussion of RMC’s plans to reduce and eventually eliminate fee waivers and cost absorptions.

Mortgage servicing fees

The increase in mortgage servicing fees of $35,168 was consistent with the increase in the average daily secured loan portfolio to $61,069,000, noted above in Key Performance Indicators, at the annual rate of 0.25%.

Asset management fees

The total amount of asset management fees chargeable were $419,820 and $307,104 for the years ended December 31, 2018 and 2017, respectively. The increase in asset management fees chargeable was due to the increase in total capital. Total members capital at December 31, 2018 and 2017 was approximately $79,198,000 and $66,450,000. Of the total amount chargeable, RMC, at its sole discretion, waived all asset management fees for the years ended December 31, 2018 and 2017, respectively.

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

Costs from RMC, net

Cost incurred by RMC, for which reimbursement could have been requested were $744,901 and $541,686 for the years ended December 31, 2018 and 2017, respectively. RMC, at its sole discretion, waived all reimbursements for the years ended December 31, 2018 and 2017. The increase in costs from RMC, net chargeable was due primarily to an increase to the average daily balance of members’ capital.

RMC, per the Operating Agreement, may request reimbursement by the company for operations expense incurred on behalf of the company, including without limitation, postage and preparation of reports to members and out-of-pocket general and administration expenses. Certain of these qualifying costs (e.g., postage) can be tracked by RMC as specifically attributable to the company. Other costs (e.g., RMC’s accounting and audit fees, legal fees and expenses, qualifying payroll expenses, occupancy, and insurance premium) are allocated on a pro-rata basis (e.g., by the company’s percentage of total capital of all mortgage funds managed by RMC). Payroll and consulting fees are broken out first based on activity, and then allocated to the company on a pro-rata basis based on percentage of capital to the total capital of all mortgage funds.

Professional services

Professional services consist primarily of legal, audit and tax-compliance expenses. Professional service expense incurred during the years ended December 31, 2018 and 2017 was $432,205 and $398,356, respectively. The increase in professional service expense incurred of $33,849 was due primarily to an increase in audit and legal expenses relating to regulatory compliance. Beginning April 1, 2018, RMI IX paid for all professional service expenses directly. Prior to April 1, 2018, RMC, at its sole discretion, had elected to absorb some or all of RMI IX’s expenses for professional services. During the years ended December 31, 2018 and 2017, RMC, in its sole discretion, reimbursed $143,152 and $335,303 of professional services, respectively.

Summary comparison – 4th quarter v. 3rd quarter

Significant changes to income or expense items for the three-month period ended December 31, 2018 compared to the three-month period ended September 30, 2018 is summarized in the following table.

	Interest on loans, net	Provision For Loan Losses	Operations Expense	Net Income
For the three months ended
December 31, 2018	$1,402,011	—	157,910	1,262,258
September 30, 2018	1,305,044	—	128,665	1,181,152
Change	$96,967	—	29,245	81,106

Change
Loan balance increase	$85,331	—	5,047	80,284
Loan Portfolio Effective Yield Rate	11,636	—	—	11,636
Gain on sale, loans	—	—	—	12,887
Late fees	—	—	—	497
Capital balance increase	—	—	9,848	(9,848)
RMC fees/costs waived	—	—	(9,848)	9,848
Other	—	—	24,198	(24,198)
Change	$96,967	—	29,245	81,106

      The table above displays only significant changes to net income for the period, and is not intended to cross foot.

Members’ capital, cash flows and liquidity

Cash flows by business activity are presented in the following table for 2018 and 2017.

	2018	2017
Members’ capital
Contributions by members	$10,479,930	$22,214,654
Organization and offering costs, net	(510,692)	(876,620)
Formation loan, net	(434,325)	(1,274,451)
Distributions and redemptions, net	(4,814,556)	(2,914,528)
Cash – members’ capital, net	4,720,357	17,149,055
Loan principal/advances/interest
Principal collected	$41,506,194	$27,081,592
Loans sold to non-affiliate, net	22,128,128	—
Loans transferred to affiliates	—	999,995
Interest received, net	5,042,952	3,930,881
Other loan income	18,499	23,038
Loan funding & advances, net	(64,966,301)	(42,716,323)
Loans transferred from affiliates	(5,889,819)	—
Cash – loans, net	(2,160,347)	(10,680,817)

Operations expense	(394,909)	(155,640)

Deposit on line of credit	—	2,400

Net change in cash	$2,165,101	$6,314,998

Distributions breakout by type are presented in the following table for 2018 and 2017.

	2018	2017
DRIP	$2,420,528	$1,987,151
Cash	2,042,095	1,609,298
Total	$4,462,623	$3,596,449
Percent of members’ capital, electing cash distribution	46%	45%

Unit redemptions subject to penalty are presented in the following table for 2018 and 2017.

	2018	2017
Capital redemptions-without penalty	$1,923,685	$747,234
Capital redemptions-subject to penalty	810,086	531,912
Total	$2,733,771	$1,279,146

Scheduled redemptions at December 31, 2018 were $1,253,669, to be paid in 2019.

The ongoing sources of funds for loans are the proceeds (net of redemption of members’ capital and operating expenses) from:

•	sale of members’ units net of reimbursement to RMC of O&O expenses and net of amounts advanced for the formation loan to RMC;
•	units sold pursuant to the DRIP;
•	payments from RMC on the outstanding balance of the formation loan;
•	borrowers’ monthly principal and interest payments;
•	loan payoffs;
•	loan sales to unaffiliated 3rd parties and loan transfers by executed assignment to affiliated mortgage funds; and

•	a line of credit, if obtained.

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

Contractual obligations

Scheduled redemptions of members' capital as of December 31, 2018 are presented in the following table.

2019	$1,253,669
2020	—
2021	—
2022	—
Total	$1,253,669

The company is obligated, per the Operating agreement, to reimburse RMC for O&O expenses at 4.5% of gross proceeds of future unit sales. As of December 31, 2018, RMC had incurred $3,510,299 of O&O expenses in excess of the 4.5% cap, and which may be reimbursed to RMC contingent upon the proceeds of future unit sales and future O&O expenses incurred by RMC.

At December 31, 2018, the company had no construction or rehabilitation loans outstanding.

The company has no off-balance sheet arrangements as such arrangements are not permitted by the Operating Agreement.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8 – Financial Statements and Supplementary Data

A – Financial Statements

The following financial statements of Redwood Mortgage Investors IX, LLC at and for the years ended December 31, 2018 and 2017 are included in Item 8:

B – Financial Statement Schedules

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members

Redwood Mortgage Investors IX, LLC

San Mateo, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Redwood Mortgage Investors IX, LLC (a Delaware Limited Liability Company) (the “Company”) as of December 31, 2018 and 2017, the related statements of income, changes in members’ capital, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of a Matter

As discussed in Note 3, in 2018 and 2017 Redwood Mortgage Corp (the “Manager”), at its sole discretion, provided financial support to the Company that improved net income and the return to investors in the form of waived fees, and by the decision not to seek reimbursement for certain operating costs incurred by the Manager for which reimbursement is allowable under the operating agreement.  Collectively, these actions increased net income to the Company during the years ended December 31, 2018 and 2017 by approximately $2,030,610 and $1,646,077, respectively.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2015.

San Francisco, California

April 1, 2019

REDWOOD MORTGAGE INVESTORS IX, LLC

Balance Sheets

December 31, 2018 and 2017

	2018	2017
ASSETS
Cash and cash equivalents	$10,674,953	$8,509,852
Loans
Principal	62,115,713	54,768,689
Advances	21,041	13,989
Accrued interest	473,966	409,867
Loan balances secured by deeds of trust	62,610,720	55,192,545
Loan administrative fees, net	—	9,008
Total assets	$73,285,673	$63,711,405

LIABILITIES, INVESTORS IN APPLICANT STATUS, AND MEMBERS’ CAPITAL

Liabilities - Accounts payable and accrued liabilities	$9,321	$180

Commitments and contingencies (Note 5)

Investors in applicant status	651,500	3,270,312

Members’ capital, net	76,804,195	64,218,001
Receivable from manager (formation loan)	(4,179,343)	(3,777,088)
Members’ capital, net, less formation loan	72,624,852	60,440,913
Total liabilities, investors in applicant status and members’ capital	$73,285,673	$63,711,405

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Income

For the Years Ended December 31, 2018 and 2017

	2018	2017
Revenues, net
Interest income	5,200,702	$4,031,706
Late fees	20,285	22,938
Gain on sale, loans	27,133	—
Total revenues	5,248,120	4,054,644

Provision for loan losses	—	—

Operations expense
Mortgage servicing fees	151,457	116,289
Asset management fees, net (Note 3)	—	—
Costs from Redwood Mortgage Corp., net (Note 3)	—	—
Professional services, net (Note 3)	289,053	63,053
Other	17,338	6,257
Total operations expense	457,848	185,599
Net income	$4,790,272	$3,869,045
Members (99%)	4,742,369	3,830,355
Managers (1%)	47,903	38,690
	$4,790,272	$3,869,045

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Changes in Members’ Capital

For the Years Ended December 31, 2018 and 2017

		Members' Capital, net
	Investors In Applicant Status	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at December 31, 2017	$3,270,312	$66,450,424	$102,902	$(2,335,325)	$64,218,001
Contributions on application	10,413,923	—	—	—	—
Contributions admitted to members' capital	(13,025,630)	13,025,630	13,085	—	13,038,715
Premiums paid on application by RMC	52,990	—	—	—	—
Premiums admitted to members' capital	(60,095)	60,095	—	—	60,095
Net income	—	4,742,369	47,903	—	4,790,272
Earnings distributed to members	—	(4,462,623)	(38,690)	—	(4,501,313)
Earnings distributed used in DRIP	—	2,420,528	—	—	2,420,528
Members’ redemptions	—	(2,733,771)	—	—	(2,733,771)
Organization and offering expenses	—	—	—	(591,907)	(591,907)
Organization and offering expenses allocated	—	(304,199)	—	304,199	—
Organization and offering expenses rebated by RMC	—	—	—	81,215	81,215
Early withdrawal penalties	—	—	—	22,360	22,360
Balance at December 31, 2018	$651,500	$79,198,453	$125,200	$(2,519,458)	$76,804,195

		Members' Capital, net
	Investors In Applicant Status	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at December 31, 2016	$1,408,185	$45,405,776	$69,965	$(1,698,731)	$43,777,010
Contributions on application	22,061,531	—	—	—	—
Contributions admitted to members' capital	(20,204,759)	20,204,759	20,332	—	20,225,091
Premiums paid on application by RMC	132,699	—	—	—	—
Premiums admitted to members' capital	(127,344)	127,344	—	—	127,344
Net income	—	3,830,355	38,690	—	3,869,045
Earnings distributed to members	—	(3,596,449)	(26,085)	—	(3,622,534)
Earnings distributed used in DRIP	—	1,987,151	—	—	1,987,151
Members’ redemptions	—	(1,279,146)	—	—	(1,279,146)
Organization and offering expenses	—	—	—	(919,870)	(919,870)
Organization and offering expenses allocated	—	(229,366)	—	229,366	—
Organization and offering expenses rebated by RMC	—	—	—	43,252	43,252
Early withdrawal penalties	—	—	—	10,658	10,658
Balance at December 31, 2017	$3,270,312	$66,450,424	$102,902	$(2,335,325)	$64,218,001

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Years Ended December 31, 2018 and 2017

	2018	2017
Operations
Interest received	$5,039,822	$3,909,607
Other loan income	18,499	23,038
Loan administrative fee reimbursed (paid)	3,130	21,274
Operations expense	(394,909)	(155,640)
Total cash provided by (used in) operations	4,666,542	3,798,279
Investing – loan principal/advances
Principal collected on loans	41,506,194	27,081,592
Loans originated	(64,959,250)	(42,726,883)
Loans sold to non-affiliate, net	22,128,128	—
Loans transferred to affiliates	—	999,995
Loans transferred from affiliates	(5,889,819)	—
Advances (made) received on loans	(7,051)	10,560
Total cash provided by (used in) investing	(7,221,798)	(14,634,736)
Financing – members’ capital
Deposit on line of credit	—	2,400
Contributions by members, net
Contributions by members	10,479,930	22,214,654
Organization and offering expenses paid, net	(510,692)	(876,620)
Formation loan funding	(779,964)	(1,509,594)
Formation loan collected	345,639	235,143
Total cash provided by members, net	9,534,913	20,063,583
Distributions to members
Earnings distributed	(2,080,785)	(1,635,382)
Redemptions	(2,733,771)	(1,279,146)
Cash distributions to members	(4,814,556)	(2,914,528)
Total cash provided by (used in) financing	4,720,357	17,151,455
Net increase (decrease) in cash	2,165,101	6,314,998
Cash, beginning of period	8,509,852	2,194,854
Cash, December 31,	$10,674,953	$8,509,852

	2018	2017
Net income	$4,790,272	$3,869,045
Adjustments to reconcile net income to net cash provided by (used in) operating activities
(Gain) on sale, loans	(27,133)	—
Amortization of loan administrative fees	5,878	—
Change in operating assets and liabilities
Accrued interest	(166,758)	(122,101)
Loan administrative fees reimbursed (paid)	3,130	21,274
Accounts payable	3,419	—
Other	57,734	30,061
Total adjustments	(123,730)	(70,766)
Total cash provided by (used in) operations	$4,666,542	$3,798,279

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2018 and 2017

NOTE 1 – ORGANIZATION AND GENERAL

Redwood Mortgage Investors IX, LLC (RMI IX or the company) is a Delaware limited liability company formed in October 2008 to engage in business as a mortgage lender and investor by making and holding-for-investment mortgage loans secured by California real estate, primarily through first and second deeds of trust.

The company is externally managed by Redwood Mortgage Corp (“RMC” or “the manager”). The manager is solely responsible for managing the business and affairs of the company, subject to the voting rights of the members on specified matters. The manager acting alone has the power and authority to act for and bind the company. RMC provides the personnel and services necessary for the company to conduct its business as the company has no employees of its own. The manager is required to contribute to capital one tenth of one percent (0.1%) of the aggregate capital accounts of the members. The mortgage loans the company funds and/or invests in are arranged and generally are serviced by RMC.

The rights, duties and powers of the members and manager of the company are governed by the Ninth Amended and Restated Limited Liability Company Operating Agreement of RMI IX (the “Operating Agreement”), the Delaware Limited Liability Company Act and the California Revised Uniform Limited Liability Company Act.

The following is a summary of certain provisions of the Operating Agreement and is qualified in its entirety by the terms of the agreement itself. Members should refer to the company’s Operating Agreement for complete disclosure of its provisions.

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

The ongoing sources of funds for loans are the proceeds (net of redemption of members’ capital and operating expenses) from

•

sale of members’ units net of reimbursement to RMC of organization and offering expenses (“O&O expenses”) and net of amounts advanced for the formation loan to RMC, including units sold by reinvestment of distributions;

•	payments from RMC on the outstanding balance of the formation loan;
•	borrowers’ monthly principal and interest payments;
•	loan payoffs;
•	loan sales to unaffiliated 3rd parties and loan transfers by executed assignment to affiliated mortgage funds; and
•	a line of credit, if obtained.

Net income or loss is allocated among the members according to their respective capital accounts monthly after one percent (1%) of net income or loss is allocated to the manager. RMC’s allocated one percent (1%) of the net income was $47,903 and $38,690 for the years ended December 31, 2018 and 2017, respectively. The monthly results are subject to subsequent adjustment as a result of quarterly and year-end accounting and reporting. Investors should not expect the company to provide tax benefits of the type commonly associated with limited liability company tax shelter investments. Federal and state income taxes are the obligation of the members, if and when taxes apply, other than the annual California franchise tax and any California LLC cash receipts taxes paid by the company.

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

To determine the amount of cash to be distributed in any specific month, the company relies in part on its forecast of full year profits, which takes into account the difference between the forecasted and actual results in the year and the requirement to maintain a cash reserve. At December 31, 2018 cumulative year to date earnings (estimated) allocated to members’ accounts was $4,766,822 and net income available to members (actual) was $4,742,369. The difference between earnings allocated to members’ account and net income available to members of $24,453 is expected to be offset by future earning in excess of the net distribution rate in 2019.

The company’s net income, cash available for distribution, and net-distribution rate fluctuates depending on:

•	loan origination volume and the balance of capital available to lend;
•	the current and future interest rates negotiated with borrowers;
•	the timing and amount of gains received from loan sales, if any;
•	payment of fees and cost reimbursements to RMC;
•	the amount and timing of other operating expenses, including expenses for professional services;
•	financial support, if any, from RMC; and
•	payments from RMC on the outstanding balance of the formation loan.

Financial Support from RMC

Since commencement of operations in 2009, RMC, at its sole discretion, provided significant financial support to the company which increased the net income, cash available for distribution, and the net-distribution rate, by:

•	charging less than the maximum allowable fees;
•	not requesting reimbursement of qualifying costs attributable to the company (“Costs from RMC”) on the Statements of Income); and/or,
•	absorbing some, and in certain periods, all of the company’s direct expenses, such as professional fees.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2018 and 2017

Such fee and cost-reimbursement waivers and the absorption of the company’s expenses by RMC were not made for the purpose of providing the company with sufficient funds to satisfy any required level of distributions, as the Operating Agreement has no such required level of distributions, nor to meet withdrawal requests. Any decision to waive fees or cost-reimbursements and/or to absorb direct expenses, and the amount (if any) to be waived or absorbed, is made by RMC in its sole discretion.

Financial support from RMC maintained the company’s annual 6.5% net distribution rate for periods prior to February 28, 2018.  In March 2018, RMC communicated to the members’ planned and ongoing reductions in financial support from RMC and that net income, cash available for distribution and the net distribution rate were expected to decrease correspondingly.

In March 2018 the net distribution rate as an annualized percentage of members’ capital decreased from 6.5% to 6.0%. In April 2018, the company commenced paying in full its direct expenses for professional-service fees (legal and audit/tax compliance) and other operating expenses (postage, printing etc.).

RMC had communicated in March 2018 its intent, for the company to be paying RMC in full the fees and reimbursements for the qualifying costs attributable to the company entitled to the manager under the Operating Agreement by July 2019.  While reserving its right to collect the amounts owing to it under Operating Agreement, RMC plans to phase in the collection of the asset management fee of 75 basis points (0.75%) during 2019, such that the full chargeable amount of the asset management fee will be collected for and in the 4th quarter and to similarly phase in collection of the cost reimbursements in 2020.

The net distribution rate, as an annualized percentage of members’ capital, for December 2018 was 5.70%. The net distribution rate for the year ended December 2018 was 5.95%.

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

December 31, 2018 and 2017

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

Unit sales commissions paid to broker-dealers/formation loan

Commissions for units sales to be paid to broker-dealers (B/D sales commissions) are paid by RMC and are not paid directly by the company out of offering proceeds. Instead, the company advances to RMC, from offering proceeds, amounts sufficient to pay the B/D sales commissions and premiums to be paid to investors.  Such advances in total may not exceed seven percent (7%) of offering proceeds. The receivable arising from the advances is unsecured, and non-interest bearing and is referred to as the “formation loan.” As of December 31, 2018 the company had made advances totaling $5,439,910, of which $4,179,344 remain outstanding on the formation loan.

Term of the company

The term of the company will continue until 2028, unless sooner terminated as provided in the Operating Agreement.

Ongoing public offering of units/ SEC Registrations

Proceeds from sales of units from inception (October, 2009) through December 31, 2018 are summarized below.

Proceeds
From investors - admitted	$76,938,987
From members under our DRIP	8,653,123
From premiums paid by RMC(1)	349,199
Total proceeds from unit sales	$85,941,309

(1)

If a member acquired units through an unsolicited sale (i.e. without broker/dealer) the member’s capital account is credited with their capital contribution plus a premium paid by RMC equal to the amount of the sales commissions that otherwise would have been paid to a broker-dealer by RMC. This premium is reported in the year paid as taxable income to the member.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2018 and 2017

In June 2016, the company’s Registration Statement on Form S-11 filed with the SEC (SEC File No. 333-208315) to offer up to 120,000,000 units ($120,000,000) to the public and 20,000,000 units ($20,000,000) to its members pursuant to the DRIP became effective and continues in effect for up to three (3) years thereafter. As of December 31, 2018, the company had sold approximately 85,941,000 units– 39,407,000 units under previous registration statements and approximately 46,534,000 units under the June 2016 registration statement. Correspondingly, gross proceeds from unit sales at $1 per unit (including units issued under the distribution reinvestment plan) were approximately $39,407,000 and $46,534,000, respectively.

The June 2016 registration statement expires June 6, 2019, and unit sales to other than members of record or their successors as of April 30, 2019 will cease due to the company electing not to update its S-11 filing prior to April 30, 2019 as doing so would not be cost effective. RMC is considering a registration statement to be filed in the second quarter of 2019 to continue to offer units pursuant to the DRIP.

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

December 31, 2018 and 2017

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

Cash and cash equivalents

The company considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2018, certain of the company’s cash balances in banks exceed federally insured limits of $250,000. The bank or banks in which funds are deposited are reviewed periodically for their general credit-worthiness/investment grade credit rating.

Loans and interest income

Performing loans are carried at amortized costs which is generally equal to the unpaid principal balance (principal). Management has discretion to pay amounts (advances) to third parties on behalf of borrowers to protect the company’s interest in the loan. Advances include, but are not limited to, the payment of interest and principal on a senior lien to prevent foreclosure by the senior lien holder, property taxes, insurance premiums and attorney fees. Advances generally are stated at the amounts paid out on the borrower’s behalf and any accrued interest on amounts paid out, until repaid by the borrower.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2018 and 2017

For performing loans, interest is accrued daily on the principal plus advances, if any. Impaired loans less than 180 days delinquent continue to recognize interest income as long as the loan is in the process of collection and is considered to be well-secured. Impaired loans are placed on non-accrual status if 180 days delinquent or at the earlier of management’s determination that the primary source of repayment will come from the foreclosure and subsequent sale of the collateral securing the loan (which usually occurs when a notice of sale is filed) or when the loan is no longer considered well-secured. When a loan is placed on non-accrual status, the accrual of interest is discontinued; however, previously recorded interest is not reversed. A loan may return to accrual status when all delinquent interest and principal payments become current in accordance with the terms of the loan agreement.

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

From time to time, the company negotiates and enters into loan modifications with borrowers whose loans are delinquent. If the loan modification results in a significant delay or reduction in the cash flow compared to the original note, the modification is deemed a troubled debt restructuring and a loss is recognized.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2018 and 2017

Real estate owned (REO)

Real estate owned, or REO, is property acquired in full or partial settlement of loan obligations generally through foreclosure, and is recorded at acquisition at property’s net realizable value, which is the fair value less estimated costs to sell, as applicable. The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers. The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent valuation reserves. After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, REO is analyzed periodically for changes in fair values and any subsequent write down is charged to operations expenses. Any recovery in the fair value subsequent to such a write down is recorded and is not to exceed the value recorded at acquisition. Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

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

RMI IX invests in real estate secured loans made with the expectation that the possibility of credit losses is remote as a result of substantial protective equity provided by the underlying collateral.  The real estate secured programs and low loan-to-value ratios have caused RMC to conclude that the adoption of the CECL model from the incurred loss models presently in use as to credit loss recognition will likely not materially impact the reported results of operations or financial position.

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

NOTE 3 – MANAGER AND OTHER RELATED PARTIES

RMC is entitled to 1% of the net income or loss of the company. See Note 1 (Organization and General).

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2018 and 2017

Manager financial support (RMC support)

RMC support provided, as detailed below, totaled approximately $2,031,000 and $1,646,000 for the years ended December 31, 2018 and 2017, respectively. The total financial support increased year over year, however the amount of direct cash support in the form of expenses absorbed by RMC decreased from approximately $370,000 in 2017 to approximately $157,000 in 2018. The amount of support in the form of waived fees, such as loan administrative, asset management fees, and costs from RMC, increased during the same period due to increased loan and capital balances. The loan and capital balances are used as a base for the calculation for fees charged by RMC, and increases or decreases in the balances will have a similar effect on the total amount chargeable by RMC.  The decision to waive all or a portion of these fees is made by RMC, in its sole discretion.

Loan administrative fees and operating expenses, including amounts for fees and cost reimbursements waived and/or expenses absorbed by RMC for the year ended December 31, 2018 is presented in the following table.

		Operating Expenses
	Loan Admin Fees	Mortgage Servicing Fees	Asset Management Fee	Costs from RMC	Professional Services	Other	Total
2018
Chargeable/reimbursable	$708,491	$151,457	$419,820	$744,901	$432,205	$31,584	$2,488,458
RMC support
Waived	(708,491)	—	(419,820)	(744,901)	—	—	(1,873,212)
Expenses absorbed by RMC	—	—	—	—	(143,152)	(14,246)	(157,398)
Total RMC support	(708,491)	—	(419,820)	(744,901)	(143,152)	(14,246)	(2,030,610)

Net charged	$—	$151,457	$—	$—	$289,053	$17,338	$457,848

Loan administrative fees and operating expenses, including amounts for fees and cost reimbursements waived and/or expenses absorbed by RMC for the year ended December 31, 2017 is presented in the following table

		Operating Expenses
	Loan Admin Fees	Mortgage Servicing Fees	Asset Management Fee (as Revised)	Costs from RMC	Professional Services	Other	Total
2017
Chargeable/reimbursable	$427,269	$116,289	$307,104	$541,686	$398,356	$40,972	$1,831,676
RMC support
Waived	(427,269)	—	(307,104)	(541,686)	—	—	(1,276,059)
Expenses absorbed by RMC	—	—	—	—	(335,303)	(34,715)	(370,018)
Total RMC support	(427,269)	—	(307,104)	(541,686)	(335,303)	(34,715)	(1,646,077)

Net charged	$—	$116,289	$—	$—	$63,053	$6,257	$185,599

Loan administrative fees

RMC is entitled to receive a loan administrative fee in an amount up to one percent (1%) of the principal amount of each new loan originated or acquired on the company’s behalf by RMC for services rendered in connection with the selection and underwriting of potential loans. Such fees are payable by the company upon the closing or acquisition of each loan. Beginning in August 2015, RMC, at its sole discretion, began waiving loan administrative fees. Loan administrative fees collected prior to August 2015 were amortized over the contractual life of the loan. The loan administrative fees were fully amortized at December 31, 2018.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2018 and 2017

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

Asset management fees

RMC is entitled to receive a monthly asset management fee for managing the business affairs of the company’s portfolio and operations in an amount up to three-quarters of one percent (0.75%) annually of the portion of the capital originally committed to investment in mortgages, not including leverage, and including up to two percent (2%) of working capital reserves. This amount will be recomputed annually after the second full year of operations by subtracting from the then fair value of the company’s loans plus working capital reserves, an amount equal to the outstanding debt.

RMC, at its sole discretion, may elect to accept less than the maximum amount of the asset management fee. An increase or decrease in this fee within the limits set by the Operating Agreement directly impacts the yield to the members. RMC intends to begin reducing these asset management fee waivers by the first quarter of 2019. Beginning in April 2018, the calculation of the asset management fees was adjusted to conform to the specifically applicable provisions of the Operating Agreement, accordingly the 2017 dollar amounts in the table above have been updated. The previously disclosed asset management fees was $408,535 for the year ended December 31, 2017. This update had no effect on net income or total operating expenses, as all asset management fees were waived in all periods presented.

Costs through RMC

RMC, per the Operating Agreement, may request reimbursement by the company for operations expense incurred on behalf of the company, including without limitation, postage and preparation of reports to members and out-of-pocket general and administration expenses. Certain of these qualifying costs (e.g., postage) can be tracked by RMC as specifically attributable to the company. Other costs (e.g., RMC’s accounting and audit fees, legal fees and expenses, qualifying payroll expenses, occupancy, and insurance premium) are allocated on a pro-rata basis (e.g., by the company’s percentage of total capital of all mortgage funds managed by RMC). Payroll and consulting fees are broken out first based on activity, and then allocated to the company on a pro-rata basis based on percentage of capital to the total capital of all mortgage funds.

RMC, at its sole discretion, has elected to request less than the maximum amount of reimbursement for operating expenses.  An increase or decrease in this reimbursement, within the limits set by the Operating Agreement, directly impacts the yield to the members. RMC intends to initiate collecting qualifying expenses beginning in 2019 or 2020.

Professional Services

Professional services consist primarily of legal, regulatory (including SEC/FINRA compliance) and audit and tax compliance expenses.

Beginning April 1, 2018, RMI IX paid for all professional services directly. Prior to April 2018, RMC, at its sole discretion, had elected to absorb some or all of RMI IX’s expenses for professional services (and other operating expenses directly incurred by the company).

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2018 and 2017

Commissions and fees are paid by the borrowers to RMC

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

During 2018 and 2017 certain performing loans were transferred by an executed assignment between the affiliated mortgage funds in-full at par. Specifically, during 2018, Redwood Mortgage Investors VIII, LP, an affiliated mortgage fund, transferred to the company two performing loans in-full at par value, which approximates fair value, of approximately $5,890,000. The company paid cash for the loans and the affiliated mortgage fund has no continuing obligation or involvement on the loans. During 2017, the company transferred one loan at par value of approximately $1,000,000 to Redwood Mortgage Investors VIII, LP.

Formation loan

Formation loan transactions are presented in the following table.

	For the twelve months ended	Since Inception
Balance, beginning of period	$3,777,088	$—
Formation loan advances to RMC	779,964	5,439,910
Payments received from RMC	(345,639)	(1,199,716)
Early withdrawal penalties applied	(32,070)	(60,851)
Balance, December 31, 2018	$4,179,343	$4,179,343
Subscription proceeds since inception		$77,590,487
Formation loan advance rate		7%

The future minimum payments on the formation loan of December 31, 2018 are presented in the following table.

2019	$417,934
2020	417,934
2021	417,934
2022	417,934
2023	417,934
Thereafter	2,089,673
Total	$4,179,343

RMC is required to make annual payments on the formation loan of one tenth of the principal balance outstanding at December 31 of the prior year. The formation loan is forgiven if the manager is removed and RMC is no longer receiving payments for services rendered.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2018 and 2017

The table below presents the company’s unit redemptions for the years ended December 31, 2018 and 2017.

	2018	2017
Capital redemptions-without penalty	$1,923,685	$747,234
Capital redemptions-subject to penalty	810,086	531,912
Total	$2,733,771	$1,279,146

Reimbursement and allocation of organization and offering expenses

The manager is reimbursed for, or the company may pay directly, organization and offering expenses (or O&O expenses) incurred in connection with the organization of the company or offering of the units including, without limitation, attorneys’ fees, accounting fees, printing costs and other selling expenses (other than sales commissions) in a total amount not exceeding 4.5% of the original purchase price of all units (other than DRIP units) sold in all offerings (hereafter, the “maximum O&O expenses”), and the manager pays any O&O expenses in excess of the maximum O&O expenses. For each calendar quarter or portion thereof after December 31, 2015, that a member holds units (other than DRIP units) and for a maximum of forty (40) such quarters, a portion of the O&O expenses borne by the company is allocated to and debited from that member’s capital account in an annual amount equal to 0.45% of the member’s original purchase price for those units, in equal quarterly installments of 0.1125% each commencing with the later of the first calendar quarter of 2016 or the first full calendar quarter after a member’s purchase of units, and continuing through the quarter in which such units are redeemed. If at any time the aggregate O&O expenses actually paid or reimbursed by the company since inception are less than the maximum O&O expenses, the company shall first reimburse the manager for any O&O expenses previously borne by it so long as it does not result in the company bearing more than the maximum O&O expenses, and any savings thereafter remaining shall be equitably allocated among (and serve to reduce any subsequent such cost allocations to) those members who have not yet received forty (40) quarterly allocations of O&O expenses, as determined in the good faith judgment of the manager. Any O&O expenses with respect to a member’s units that remain unallocated upon redemption of such units shall be rebated to the company by the manager.

O&O expenses are summarized in the following table.

	2018	Since Inception
Balance, January 1	$2,335,325	$—
O&O expenses reimbursed to RMC	591,907	3,486,521
Early withdrawal penalties applied (1)	(22,360)	(40,875)
O&O expenses allocated(2)	(304,199)	(686,356)
O&O expenses rebated by RMC (3)	(81,215)	(239,832)
Balance, December 31	$2,519,458	$2,519,458

(1)

Early withdrawal penalties collected are applied to the next installment of principal due under the formation loan and to reduce the amount owed to RMC for O&O expenses. The amounts credited will be determined by the ratio between the amount of the formation loan and the amount of offering costs incurred by the company.

(2)	Beginning in 2016, O&O expenses reimbursed to RMC by RMI IX are allocated to members’ capital accounts over 40 quarters.
(3)	RMC rebates the company for any yet unallocated O&O expenses attributed to units redeemed prior to the 40 quarters.

Per the Operating Agreement, RMI IX reimburses RMC for O&O expenses at 4.5% gross proceeds from future unit sales. At December 31, 2018, RMC had incurred $3,510,299 of cumulative O&O expenses in excess of the 4.5% cap, and which may be reimbursed to RMC from proceeds of future unit sales. Any O&O expenses with respect to a member’s units that remain unallocated upon redemption of such units shall be rebated to the company by the manager. As of December 31, 2018, the company estimated future rebates on scheduled redemptions to be $42,000.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2018 and 2017

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years. Loans acquired are generally done so within the first six months of origination and purchased at the current par value, which approximates fair value. As of December 31, 2018, 77 loans (representing 97% of the aggregate principal of the company’s loan portfolio) have a loan term of five years or less from loan inception. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment provision. As of December 31, 2018, 60 loans outstanding (representing 62% of the aggregate principal balance of the company’s loan portfolio) provide from monthly payments of principal and interest, typically calculated on a 30-year amortization schedule, with the remaining principal balance due at maturity. The remaining loans provide for monthly payments of interest only, with the principal balance due at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the 2018 and 2017.

	2018	2017
Principal, beginning of period	$54,768,689	$40,123,393
Loans originated	64,959,250	40,346,883
Loans transferred from affiliates	5,889,819	2,380,000
Loans transferred to affiliates	—	(999,995)
Loans sold to non-affiliate	(21,995,851)	—
Principal payments received	(41,506,194)	(27,081,592)
Principal, December 31, 2018	$62,115,713	$54,768,689

For the years ended December 31, 2018 and 2017, the company renewed eight and six loans respectively, at then market terms, with an aggregate principal balance of $5,004,614 and $1,823,000, which are not included in the activity shown in the table above. See Note 3 (Manager and Other Related Parties) for a description of loans transferred by executed assignments between affiliates. The company originates loans with the intent to hold the loans until maturity. From time to time the company may sell certain loans.  Loans are classified as held-for-sale once a decision has been made to sell loans and loans held-for-sale have been identified.

On June 27, 2018 and December 12, 2018, the company closed on the sales of whole loans (servicing released) comprising a combined principal of $21,995,851 and interest owing of $102,658 to an unaffiliated bank pursuant to an Asset Sale Agreement.  The Asset Sale Agreement contains customary representations, warranties, and covenants.  The loan sale transaction was arranged by a third-party, unaffiliated national firm engaged by RMC. The transaction generated an immaterial gain (net of expenses).

At December 31, 2018 and 2017 the company held no loans classified as held-for-sale. The determination that loans would be classified as held-for-sale in compliance with GAAP criteria and the completion of the sale occurred within the same reporting periods in 2018.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2018 and 2017

Loan characteristics

	December 31,	December 31,
	2018	2017
Number of secured loans	83	93
Secured loans – principal	$62,115,713	$54,768,689
Secured loans – lowest interest rate (fixed)	7.0%	6.9%
Secured loans – highest interest rate (fixed)	10.5%	10.5%

Average secured loan – principal	$748,382	$588,911
Average principal as percent of total principal	1.2%	1.1%
Average principal as percent of members’ capital, net	1.0%	0.9%
Average principal as percent of total assets	1.0%	0.9%

Largest secured loan – principal	$4,000,000	$3,239,124
Largest principal as percent of total principal	6.4%	5.9%
Largest principal as percent of members’ capital, net	5.2%	5.0%
Largest principal as percent of total assets	5.5%	5.1%

Smallest secured loan – principal	$74,390	$52,562
Smallest principal as percent of total principal	0.1%	0.1%
Smallest principal as percent of members’ capital, net	0.1%	0.1%
Smallest principal as percent of total assets	0.1%	0.1%

Number of California counties where security is located	15	16
Largest percentage of principal in one California county	25.0%	22.6%

Number of secured loans with filed notice of default	2	1
Secured loans in foreclosure – principal	$565,685	$139,643

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of December 31, 2018, the company’s largest loan with principal of $4,000,000 represents 6.4% of outstanding secured loans and 5.5% of company assets. The loan is secured by a multi-family property located in San Diego county, bears an interest rate of 8.9% and matures on September 1, 2021. As of December 31, 2018, the company had 2 loans with filed notices of default. As of December 31, 2018, the company had no construction loans outstanding and had no rehabilitation loans outstanding. As of December 31, 208, the company had no commitments to fund construction or rehabilitation loans.

In compliance with California laws and regulations, all borrower receipts are deposited into a bank trust account maintained by RMC and subsequently disbursed to the company after an appropriate holding period. At December 31, 2018, the trust held a balance relating to the company’s loan portfolio of $67,214 consisting of both principal and interest payments from borrowers, all of which were disbursed by January 17, 2019.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2018 and 2017

Lien position

Secured loans had the lien positions in the following table.

	December 31, 2018			December 31, 2017
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	41	$29,699,888	48%	60	$37,032,195	68%
Second trust deeds	42	32,415,825	52	33	17,736,494	32
Total principal, secured loans	83	62,115,713	100%	93	54,768,689	100%
Liens due other lenders at loan closing		65,941,118			31,545,806
Total debt		$128,056,831			$86,314,495

Appraised property value at loan closing		$240,307,000			$181,018,000

Percent of total debt to appraised values (LTV) at loan closing(1)		54.5%			53.5%
(1)

based on appraised values and liens due to other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing nor does it included decreases or increases of the amount owing on senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table as of December 31, 2018 and 2017.

	December 31, 2018			December 31, 2017
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	60	$42,967,253	69%	67	$37,615,216	69%
Multi-family	8	8,210,970	13	5	2,164,861	4
Commercial	15	10,937,490	18	21	14,988,612	27
Total principal, secured loans	83	$62,115,713	100%	93	54,768,689	100%
(2)

single family property type as of December 31, 2018 consists of 14 loans with principal of $11,398,869 that are owner occupied and 46 loans with principal of $31,568,384 that are non-owner occupied. At December 31, 2017, single family property consisted of 10 loans with principal of $6,309,036 that are owner occupied and 57 loans with principal $31,306,180 that are non-owner occupied.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2018 and 2017

Distribution of loans in California

The distribution of secured loans by counties is presented in the following table as of December 31, 2018 and 2017.

	December 31, 2018		December 31, 2017
	Principal	Percent	Principal	Percent
San Francisco Bay Area(3)
Santa Clara	$11,756,695	18.9%	5,461,084	10.0%
San Mateo	9,619,609	15.5	7,800,549	14.2
Alameda	7,306,779	11.8	9,869,036	18.0
San Francisco	5,238,008	8.4	8,338,720	15.1
Sonoma	1,300,000	2.1	—	—
Contra Costa	725,771	1.2	1,511,195	2.8
Marin	575,000	0.9	—	—
Solano	—	—	109,443	0.2
	36,521,862	58.8	33,090,027	60.3

Other Northern California
Sacramento	822,500	1.3	850,000	1.6
Placer	637,354	1.0	642,913	1.2
Monterey	322,716	0.5	—	—
Yolo	—	—	174,758	0.3
San Joaquin	—	—	157,039	0.3
	1,782,570	2.8	1,824,710	3.4

Northern California Total	38,304,432	61.6	34,914,737	63.7

Los Angeles & Coastal
Los Angeles	15,514,789	25.0	12,357,456	22.6
San Diego	5,563,635	9.0	2,192,746	4.0
Orange	1,177,446	1.9	1,487,747	2.7
Santa Barbara	—	—	996,768	1.8
Ventura	—	—	350,000	0.6
	22,255,870	35.9	17,384,717	31.7

Other Southern California
San Bernardino	1,200,000	1.9	2,110,000	3.9
Riverside	355,411	0.6	359,235	0.7
	1,555,411	2.5	2,469,235	4.6

Southern California Total	23,811,281	38.4	19,853,952	36.3
Total principal, secured loans	$62,115,713	100.0%	$54,768,689	100.0%
(3)	Includes Silicon Valley

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2018 and 2017

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table as of December 31, 2018.

	Loans	Principal	Percent
2019	36	$33,004,666	53%
2020	19	13,918,222	23
2021	16	11,315,211	18
2022	5	1,425,710	2
2023	3	839,097	1
Thereafter	1	200,000	1
Total future maturities	80	60,702,906	98
Matured as of December 31, 2018(4)	3	1,412,807	2
Total principal, secured loans	83	$62,115,713	100%
(4)

One loan with a principal balance of approximately $136,900, was 609 days past maturity, designated as impaired and in non-accrual status as of December 31, 2018, was sold to an unaffiliated third party in March 2019, resulting in an immaterial gain. Two loans with an aggregate principal balance of approximately $1,275,900, and were 91 days past maturity and designated as impaired as of December 31, 2018, paid off in-full in March 2019.

Loans may be repaid or refinanced before, at or after the contractual maturity date. On matured loans, the company may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

Delinquency

Secured loans summarized by payment delinquency are presented in the following table as of December 31, 2018 and 2017.

	December 31, 2018		December 31, 2017
	Loans	Principal	Loans	Principal
Past Due
30-89 days	5	$3,828,975	3	$1,259,100
90-179 days	—	—	—	—
180 or more days(5)	2	565,685	1	139,643
Total past due	7	4,394,660	4	1,398,743
Current	76	57,721,053	89	53,369,946
Total principal, secured loans	83	$62,115,713	93	$54,768,689
(5)

One loan with a principal balance of approximately $136,900, was 609 days delinquent and past maturity, designated as impaired and as in non-accrual status as of December 31, 2018, was sold to an unaffiliated third party in March 2019 resulting in an immaterial gain.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2018 and 2017

Loan in non-accrual status

	December 31, 2018	December 31, 2017
Number of loans(6)	$2	$1
Principal	565,685	139,643
Advances	10,688	969
Accrued Interest	19,831	11,025
Total recorded investment	$596,204	$151,637
Foregone interest	$33,410	$4,306

(6)

One loan with a principal balance of approximately $136,900 which was designated as impaired and in non-accrual status as of December 31, 2018, was sold to an unaffiliated third party in March 2019 resulting in an immaterial gain.

No loans were 90 or more days delinquent as to principal or interest and not in non-accrual status at December 31, 2018 or 2017.

Impaired loans/allowance for loan losses

	December 31, 2018	December 31, 2017
Principal	$3,841,148	$139,643
Recorded investment	3,950,157	151,637
Impaired loans without allowance	3,950,157	151,637
Impaired loans with allowance	—	—
Allowance for loan losses, impaired loans	—	—

Number of loans(7)	6	1
(7)

One loan with a principal balance of approximately $136,900 which was designated as impaired and in non-accrual status as of December 31, 2018, was sold to an unaffiliated third party in March 2019 resulting in an immaterial gain. Two loans with an aggregate principal balance of approximately $1,275,900, were designated as impaired as of December 31, 2018, paid off in-full in March 2019

Six and one loans were designated as impaired at December 31, 2018 and 2017, respectively. No allowance for loan losses has been recorded as all loans were deemed to have protective equity (i.e. low loan-to-value) such that collection is reasonably assured for all amounts owing.

Impaired loans had average balances and interest income recognized received in cash as presented in the following tables as of and for the years ending December 31, 2018 and 2017.

	December 31, 2018	December 31, 2017
Average recorded investment	$2,050,897	$536,934
Interest income recognized	23,848	8,602
Interest income received in cash	21,670	4,342

Modifications and troubled debt restructurings

No loan payment modifications were made during 2018 or 2017 and no modifications were in effect at December 31, 2018 or 2017.

Fair Value

The company does not record its performing loans at fair value on a recurring basis as it is the intention of the company to hold loans until maturity. In 2018, certain performing loans were sold, at an immaterial gain (net of expenses), in the same reporting period as when they would have been classified as held-for-sale. Therefore, the recorded amount of the preforming loan (i.e., the loan balance) is deemed to approximate fair value as is the loan balance of loans designated impaired for which a specific reserve has not been recorded (i.e., the loan is well collateralized such that collection of the amount owed is assured, including foregone interest, if any).

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2018 and 2017

Loans designated impaired (i.e., that are collateral dependent) are measured at fair value on a non-recurring basis when the net realizable value of the real property collateral is determined to be less than the loan balance. No impaired loans were measured at fair value on a non-recurring basis at and for the periods ending December 31, 2018 or 2017.

Secured loans, performing (i.e. not designated as impaired) (Level 2) - Each loan is reviewed quarterly for its delinquency, LTV adjusted for the most recent valuation of the underlying collateral, remaining term to maturity, borrower’s payment history and other factors. The fair value of loan balances secured by deeds of trust is deemed to approximate the recorded amount (per the financial statements) as our loans:

•	are of shorter terms at origination than commercial real estate loans by institutional lenders;
•	are written without a prepayment penalty causing uncertainty/a lack of predictability as to the expected duration of the loan; and
•	have limited marketability and are not yet sellable into an established secondary market.

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

December 31, 2018 and 2017

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

Commitments

Scheduled redemptions of members’ capital as of December 31, 2018 are presented in the following table.

2019	$1,253,669
2020	—
2021	—
2022	—
Total	$1,253,669

The company is obligated, per the Operating Agreement, to reimburse RMC for O&O expenses at 4.5% of gross proceeds of future unit sales. As of December 31, 2018, RMC had incurred $3,510,299 of O&O expenses in excess of the 4.5% cap, and which may be reimbursed to RMC contingent upon the proceeds of future unit sales and the future O&O expenses incurred by RMC.

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

NOTE 6 – SUBSEQUENT EVENTS

None, other than the loan transactions described in Note 4 – Loans to the financial statements of this report.

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

RMC, as the manager, carried out an evaluation, with the participation of RMC's President (acting as principal executive officer/principal financial officer) of the effectiveness of the design and operation of the manager's controls and procedures over financial reporting and disclosure (as defined in Rule 13a-15 of the Exchange Act) for and as of the year ended December 31, 2018. Based upon that evaluation, RMC's principal executive officer/principal financial officer concluded that the manager's disclosure controls and procedures were effective.

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

RMC, with the participation of RMC's principal executive officer/principal financial officer, conducted an evaluation of the effectiveness of the manager's internal control over financial reporting based on the Internal Control - Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, management concluded that its internal control over financial reporting was effective as of December 31, 2018.

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

Officers and Directors

Michael R. Burwell. Michael R. Burwell, age 62, President, Secretary/Treasurer and, Director, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-2009); President, Director, Chief Financial Officer and Secretary of Gymno Corporation (1986-September 2011) and, the manager of Gymno LLC, the entity into which Gymno Corporation was converted (September 2011- June 30, 2015); President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-September 2011); past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986). Mr. Burwell is licensed as a real estate sales person. Mr. Burwell was a general partner of each of the RMI, RMI II, RMI III, RMI IV, RMI V, RMI VI, and RMI VII limited partnerships. Mr. Burwell is a general partner of RMI VIII limited partnership. Mr. Burwell attended the University of California, at Davis from 1975-1979, playing NCAA soccer for three seasons.

Lorene A. Randich. Lorene A. Randich, age 61, Executive Vice President of Lending Operations, joined Redwood Mortgage Corp. in 1991, and has served as a Director since November 2011. Ms. Randich has held the real estate broker’s license of record for Redwood Mortgage Corp. since November 2011. Ms. Randich has been a licensed real estate broker since 1996. She is a member of the National Association of Realtors, the California Mortgage Bankers Association, the California Association of Mortgage Professionals (Board Member–San Francisco/Peninsula Chapter) and the California Mortgage Association (Board Member and Education Committee Chairperson). Ms. Randich received a BA from UC Berkeley in 1980.

Thomas R. Burwell. Thomas R. Burwell, age 51, joined Redwood Mortgage Corp. in 2007 and has served as Marketing and Sales Director since 2012; Loan Officer-Builder Division Wells Fargo Bank, N.A (Westwood, CA 2005-2007); Loan Officer, Wells Fargo Bank, N.A. (Beverly Hills 2004-2005); Loan Officer Wells Fargo Bank, N.A. (New York, NY 2002-2004). Mr. Burwell is a member of the Financial Planning Association, San Francisco, CA. Mr. Burwell received a BA from the University of California at Davis in 1990. Mr. Burwell is a former ATP (Association of Tennis Professionals) world tour professional and was a NCAA Team and Individual Finalist, Team Captain, (Three-time) All-American, #1 Singles and #1 Doubles Player for University of California at Davis. Thomas R Burwell is the brother of Michael R. Burwell.

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

In addition to the fees and reimbursements paid by the company, RMC receives compensation directly from the borrowers, including brokerage commissions on loan originations. In 2018, RMC received brokerage commissions of approximately $1,344,000 related to loan originations made by the company.

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

See Note 3 (Manager and Other Related Parties) to the financial statements included in Part II, Item 8 of this report for amounts received by the manager in fiscal years 2018 and 2017. The tables in Note 3 also include certain professional service fees that the manager paid on behalf of the company.

Item 14 – Principal Accountant Fees and Services

Fees for services performed for the company by the principal accountant for 2018 and 2017 are as follows:

Audit Fees. The aggregate fees during 2018 and 2017 for professional services rendered for the audit of the company’s annual financial statements included in the company’s Annual Report on Form 10-K, review of financial statements included in the company’s Quarterly Reports on Form 10-Q and for services provided in connection with regulatory filings were approximately $144,100 and $193,600, respectively.

Audit Related Fees. There were no fees during 2018 and 2017 for audit-related services.

Tax fees. There were no fees during 2018 and 2017 for tax related services

All Other Fees. There were no other fees during 2018 and 2017.

All audit and non-audit services are approved by the manager prior to the accountant being engaged by the company.

Part IV

Item 15 – Exhibits and Financial Statement Schedules

A.	Documents filed as part of this report are incorporated:
1.	In Part II, Item 8 under A – Financial Statements.
2.	None.
3.	Exhibits.

Exhibit No.	Description of Exhibits

3.2	Certificate of Formation*

3.3

First Amendment to Ninth Amended and Restated Limited Liability Company Operating Agreement of Redwood Mortgage Investors IX, LLC dated June 20, 2018 (incorporated by reference the form 8-k filed with the SEC on June 22, 2018)

4.1	Subscription Agreement and Power of Attorney, including Special Notice for California Residents*

10.1	Form of Distribution Reinvestment Plan*

10.2	Loan Servicing Agreement*

10.3	Form of Note*

10.4	Form of Deed of Trust*

10.5	Form of Participating Broker-Dealer Agreement*

10.6	Form of Advisory Agreement**

10.7	Form of Formation Loan Promissory Note*

31.1	Certification of Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report by Redwood Mortgage Corp. of the estimated fair value at December 31, 2018 of a unit of Redwood Mortgage Investors IX, LLC

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the item under the corresponding exhibit number in the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2015 (File no. 000-55601).
**	Incorporated by reference to Exhibit 10.7 in the registrant’s quarterly report on Form 10-Q for the nine months ended September 30, 2016 (File no. 000-55601).

Item 16 – Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: April 1, 2019	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 1st day of April, 2019.

Signature	Title

/s/ Michael R. Burwell	President, Secretary/Treasurer Redwood Mortgage Corp.
Michael R. Burwell	(Principal Executive, Financial and Accounting Officer); Director of Redwood Mortgage Corp.

/s/ Lorene A. Randich	Director of Redwood Mortgage Corp.
Lorene A. Randich

/s/ Thomas R. Burwell	Director of Redwood Mortgage Corp.
Thomas R. Burwell