Form 10-Q
period 2019-03-31
Redwood Mortgage Investors IX
filed 2019-05-10
CIK 1448038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).☒  YES    ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Securities registered pursuant to Section 12(b) of the Act: None

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC

Balance Sheets

March 31, 2019 (unaudited) and December 31, 2018 (audited)

	2019	2018
ASSETS
Cash and cash equivalents	$7,859,242	$10,674,953
Loans
Principal	66,416,481	62,115,713
Advances	23,395	21,041
Accrued interest	558,382	473,966
Loan balances secured by deeds of trust	66,998,258	62,610,720
Total assets	$74,857,500	$73,285,673

LIABILITIES, INVESTORS IN APPLICANT STATUS, AND MEMBERS’ CAPITAL

Liabilities - Accounts payable and accrued liabilities	$24,284	$9,321

Commitments and contingencies (Note 5)

Investors in applicant status	1,499,263	651,500

Members’ capital, net	77,628,139	76,804,195
Receivable from manager (formation loan)	(4,294,186)	(4,179,343)
Members’ capital, net, less formation loan	73,333,953	72,624,852
Total liabilities, investors in applicant status and members’ capital	$74,857,500	$73,285,673

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Income

For the Three Months Ended March 31, 2019 and 2018 (unaudited)

	2019	2018
Revenues, net
Interest income	$1,360,992	$1,177,732
Late fees	16,985	4,711
Total revenues	1,377,977	1,182,443

Provision for loan losses	—	—

Operations expense
Mortgage servicing fees	38,646	35,184
Asset management fees, net (Note 3)	—	—
Costs from Redwood Mortgage Corp., net (Note 3)	—	—
Professional services, net (Note 3)	147,317	4,685
Other	3,356	85
Total operations expense	189,319	39,954
Net income	$1,188,658	$1,142,489
Members (99%)	1,176,771	1,131,064
Manager (1%)	11,887	11,425
	$1,188,658	$1,142,489

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statement of Changes in Members’ Capital

For the Three Months Ended March 31, 2019 (unaudited)

		Members' Capital, net
	Investors In Applicant Status	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at December 31, 2018	$651,500	$79,198,453	$125,200	$(2,519,458)	$76,804,195
Contributions on application	2,112,263	—	—	—	—
Contributions admitted to members' capital	(1,271,500)	1,271,500	1,272	—	1,272,772
Premiums paid on application by RMC	7,000	—	—	—	—
Net income	—	1,176,771	11,887	—	1,188,658
Earnings distributed to members	—	(1,111,007)	—	—	(1,111,007)
Earnings distributed used in DRIP	—	602,896	—	—	602,896
Members’ redemptions	—	(1,092,396)	—	—	(1,092,396)
Organization and offering expenses	—	—	—	(93,239)	(93,239)
Organization and offering expenses allocated	—	(80,808)	—	80,808	—
Organization and offering expenses repaid by RMC	—	—	—	36,845	36,845
Early withdrawal penalties	—	—	—	19,415	19,415
Balance at March 31, 2019	$1,499,263	$79,965,409	$138,359	$(2,475,629)	$77,628,139

For the Three Months Ended March 31, 2018 (unaudited)

		Members' Capital, net
	Investors In Applicant Status	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at December 31, 2017	$3,270,312	$66,450,424	$102,902	$(2,335,325)	$64,218,001
Contributions on application	4,313,438	—	—	—	—
Contributions admitted to members' capital	(3,193,207)	3,193,207	3,200	—	3,196,407
Premiums paid on application by RMC	31,920	—	—	—	—
Premiums admitted to members' capital	(7,105)	7,105	—	—	7,105
Net income	—	1,131,064	11,425	—	1,142,489
Earnings distributed to members	—	(1,090,347)	—	—	(1,090,347)
Earnings distributed used in DRIP	—	598,278	—	—	598,278
Members’ redemptions	—	(403,400)	—	—	(403,400)
Organization and offering expenses	—	—	—	(143,694)	(143,694)
Organization and offering expenses allocated	—	(70,208)	—	70,208	—
Organization and offering expenses repaid by RMC	—	—	—	12,193	12,193
Early withdrawal penalties	—	—	—	696	696
Balance at March 31, 2018	$4,415,358	$69,816,123	$117,527	$(2,395,922)	$67,537,728

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Three Months Ended March 31, 2019 and 2018 (unaudited)

	2019	2018
Operations
Interest received	$1,274,865	$1,161,061
Other loan income	17,135	4,711
Loan administrative fee reimbursed	—	3,130
Operations expense	(174,539)	(2,453)
Total cash provided by operations	1,117,461	1,166,449
Investing – loan principal/advances
Principal collected on loans	11,889,592	12,739,617
Loans originated	(16,327,000)	(9,946,500)
Loans sold to non-affiliate, net	143,000	—
Loans transferred from affiliates	—	(5,889,819)
Advances made on loans	(7,003)	(2,648)
Total cash used in investing	(4,301,411)	(3,099,350)
Financing – members’ capital
Contributions by members, net
Contributions by members	2,120,568	4,348,762
Organization and offering expenses paid, net	(56,394)	(131,500)
Formation loan funding	(140,928)	(357,794)
Total cash provided by members, net	1,923,246	3,859,468
Distributions to members
Earnings distributed	(508,111)	(492,069)
Redemptions	(1,046,896)	(403,400)
Cash distributions to members	(1,555,007)	(895,469)
Total cash provided by financing	368,239	2,963,999
Net (decrease) increase in cash	(2,815,711)	1,031,098
Cash, beginning of period	10,674,953	8,509,852
Cash, March 31,	$7,859,242	$9,540,950

Non-cash financing activity of $45,500 in early withdrawal penalties which reduced redemptions during the three months ended March 31, 2019 included in the table above.

Reconciliation of net income to total cash provided by operations

	2019	2018
Net income	$1,188,658	$1,142,489
Adjustments to reconcile net income to net cash provided by operating activities
Change in operating assets and liabilities
Accrued interest	(86,127)	(16,672)
Loan administrative fees reimbursed	—	3,130
Accounts payable and accrued liabilities	14,930	35,754
Other	—	1,748
Total adjustments	(71,197)	23,960
Total cash provided by operations	$1,117,461	$1,166,449

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2019 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL

In the opinion of the Redwood Mortgage Corp. (RMC or the manager), the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the fiscal year December 31, 2018 filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operations results to be expected for the full year.

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

The following is a summary of certain provisions of the Operating Agreement and is qualified in its entirety by the terms of the Operating Agreement itself. Members should refer to the company’s Operating Agreement for complete disclosure of its provisions.

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

•	payments from RMC on the outstanding balance of the formation loan;
•	borrowers’ monthly principal and interest payments;
•	loan payoffs;
•	loan sales to unaffiliated 3rd parties and loan transfers by executed assignment to affiliated mortgage funds; and,
•	a line of credit, if obtained.

Net income and losses are allocated monthly among the members according to their respective capital accounts after one percent (1%) of the profits and losses are allocated to the manager. RMC’s allocated one percent (1%) of the profits and losses was $11,887 and $11,425 for the three months ended March 31, 2019 and 2018, respectively. The monthly results are subject to subsequent adjustment as a result of quarterly and year-end accounting and reporting. Investors should not expect the company to provide tax benefits of the type commonly associated with limited liability company tax shelter investments. Federal and state income taxes are the obligation of the members, if and when taxes apply, other than the annual California franchise tax and the California LLC cash receipts taxes paid by the company.

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

March 31, 2019 (unaudited)

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

To determine the amount of cash to be distributed in any specific month, the company relies in part on its forecast of full year profits, which takes into account the difference between the forecasted and actual results in the year and the requirement to maintain a cash reserve. At March 31, 2019 year to date earnings (estimated) allocated to members’ accounts was $1,191,815 and net income available to members (actual) was $1,176,771. The cumulative difference between earnings allocated to members’ account and net income available to members of $39,497 is expected to be offset by future earning in excess of net distributions in 2019.

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

Such fee and cost-reimbursement waivers and the absorption of the company’s expenses by RMC were not made for the purpose of providing the company with sufficient funds to satisfy any required level of distributions, as the Operating Agreement has no such required level of distributions, nor to meet withdrawal requests. Any decision to waive fees or cost-reimbursements and/or to absorb direct expenses, and the amount (if any) to be waived or absorbed, is made by RMC in its sole discretion. This assistance has increased the company’s financial performance and resulted in an annual 6.5% net distribution rate since inception (6.95% before O&O expense allocation of 0.45% when applicable) for periods prior to February 28, 2018.

In March 2018, RMC communicated to the members’ planned and ongoing reductions in financial support from RMC and that net income, cash available for distribution and the net distribution rate were expected to decrease correspondingly. In April 2018, the company commenced paying all of its direct expenses for professional-service fees (legal and audit/tax compliance) and other operating expenses (postage, printing etc.). RMC plans to phase in the collection of the asset management fee of 75 basis points (0.75%) beginning in the third quarter of 2019, and to similarly commence collection of the cost reimbursements from RMC in 2020.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2019 (unaudited)

Distribution reinvestment plan (DRIP)

Members may elect to participate in the DRIP with written notice to the manager provided that the registration statement for the DRIP is effective at the time.

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

Unit sales

In June 2016, the company’s Registration Statement on Form S-11 filed with the SEC (SEC File No. 333-208315) to offer up to 120,000,000 units ($120,000,000) to the public and 20,000,000 units ($20,000,000) to its members pursuant to the DRIP became effective and continued until April 30, 2019.

As of March 31, 2019, the gross proceeds from sales of units from inception (October, 2009) approximated $87,816,000– $39,407,000 units under previous registration statements and approximately $48,409,000 under the June 2016 registration statement/prospectus. Of the gross proceeds, approximately $9,256,000 were from members under our DRIP. In April 2019, gross proceeds from sales of units approximated $680,000.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2019 (unaudited)

The company used the gross proceeds from the sale of the units to:

•	make additional loans;
•	fund working capital reserves;
•	pay RMC up to 4.5% of proceeds from sale of units for organization and offering expenses; and
•	fund a formation loan to RMC at up to 7% of proceeds from sale of units.

The June 2016 registration statement expires June 6, 2019, and unit sales to other than members of record or their successors as of April 30, 2019 terminated as of April 30, 2019.

On May 9, 2019, a registration statement on Form S-3 was filed with the SEC (SEC File No. 333-231333) to offer up to 15,000,000 units ($15,000,000) to members pursuant to the DRIP. The May 2019 registration statement became effective on May 9, 2019.

Unit sales – commissions paid to broker-dealers/formation loan

Commissions for unit sales were previously paid to broker-dealers (B/D sales commissions) by RMC and were not paid directly by the company out of offering proceeds. Instead, the company advanced to RMC, from offering proceeds, amounts sufficient to pay the B/D sales commissions and premiums paid to investors up to seven percent (7%) of offering proceeds. The receivable arising from the advances is unsecured, and non-interest bearing and is referred to as the “formation loan.” As of March 31, 2019, the company had made such advances of $5,580,839, of which $4,294,186 remains outstanding on the formation loan. Advances under the formation loan terminated upon the termination of the primary offering of units on April 30, 2019.

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

March 31, 2019 (unaudited)

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

Cash and cash equivalents

The company considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. At March 31, 2019, certain of the company’s cash balances in banks exceed federally insured limits of $250,000. The bank or banks in which funds are deposited are reviewed periodically for their general credit-worthiness/investment grade credit rating.

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

For performing loans, interest is accrued daily on the principal plus advances, if any. Impaired loans less than 180 days delinquent continue to recognize interest income as long as the loan is in the process of collection and is considered to be well-secured. Impaired loans are placed on non-accrual status if 180 days delinquent or at the earlier of management’s determination that the primary source of repayment will come from the foreclosure and subsequent sale of the collateral securing the loan (which usually occurs when a notice of sale is filed) or when the loan is no longer considered well-secured. When a loan is placed on non-accrual status, the accrual of interest is discontinued; however, previously recorded interest is not reversed. A loan may return to accrual status when all delinquent interest and principal payments become current in accordance with the terms of the loan agreement. Late fees are recognized in the period received.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2019 (unaudited)

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2019 (unaudited)

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

Manager financial support (RMC support)

RMC support provided, as detailed below, totaled approximately $462,000 and $605,000 for the three months ended March 31, 2019 and 2018, respectively. Loan administrative fees, mortgage servicing fees, and asset management fees which could have been collected increased during the three months ended March 31, 2019 compared to the same period in 2018 due to increased loan and capital balances. As a result, the amount of support in the form of waived fees for loan administrative and asset management fees increased during the same period as RMC, in its sole discretion, elected to waive collection of such fees. Costs from RMC decreased for the three months ended March 31, 2019 compared to the same period in 2018, due to a decrease in allocable payroll and consulting fee expenses incurred by RMC during the three months period ended March 31, 2019 as compared to the same period in 2018. Beginning April 1, 2018, RMI IX paid all direct operating expenses (i.e., professional services and other direct operating expenses) resulting in an increase in professional services and other expense in 2019. Prior to April 1, 2018, RMC, at its sole discretion, had elected to absorb some or all of RMI IX’s professional services and other direct expenses. The loan and capital balances are used as a base for the calculation for fees charged by RMC, and increases or decreases in the balances will have a similar effect on the total amount chargeable by RMC.  The decision to waive all or a portion of these fees is made by RMC, in its sole discretion.

Loan administrative fees and operating expenses, including amounts for fees and cost reimbursements waived and/or expenses absorbed by RMC, for the three months ended March 31, 2019 are presented in the following table.

		Operating Expenses
	Loan Admin Fees	Mortgage Servicing Fees	Asset Management Fee	Costs from RMC	Professional Services	Other	Total
Chargeable/reimbursable	$163,270	$38,646	$119,187	$179,656	$147,317	$3,356	$651,432
RMC support
Waived	(163,270)	—	(119,187)	(179,656)	—	—	(462,113)
Expenses absorbed by RMC	—	—	—	—	—	—	—
Total RMC support	(163,270)	—	(119,187)	(179,656)	—	—	(462,113)

Net charged	$—	$38,646	$—	$—	$147,317	$3,356	$189,319

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2019 (unaudited)

Loan administrative fees and operating expenses, including amounts for fees and cost reimbursements waived and/or expenses absorbed by RMC, for the three months ended March 31, 2018 are presented in the following table.

		Operating Expenses
	Loan Admin Fees	Mortgage Servicing Fees	Asset Management Fee (as Revised)	Costs from RMC	Professional Services	Other	Total
Chargeable/reimbursable	$158,363	$35,184	$104,955	$184,149	$147,837	$14,332	$644,820
RMC support
Waived	(158,363)	—	(104,955)	(184,149)	—	—	(447,467)
Expenses absorbed by RMC	—	—	—	—	(143,152)	(14,247)	(157,399)
Total RMC support	(158,363)	—	(104,955)	(184,149)	(143,152)	(14,247)	(604,866)

Net charged	$—	$35,184	$—	$—	$4,685	$85	$39,954

Loan administrative fees

RMC is entitled to receive a loan administrative fee in an amount up to one percent (1%) of the principal amount of each new loan originated or acquired on the company’s behalf by RMC for services rendered in connection with the selection and underwriting of potential loans. Such fees would be payable by the company upon the closing or acquisition of each loan. Since August 2015, RMC, at its sole discretion, waived and continues to waive, the loan administrative fees.

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

In April 2018, the calculation of the asset management fees was adjusted to conform to the specifically applicable provisions of the Operating Agreement, accordingly the 2018 dollar amounts in the table above have been updated. The previously disclosed asset management fees were $127,844 for the three months ended March 31, 2018. This update had no effect on net income or total operating expenses, as all asset management fees were waived in 2018.

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

RMC, at its sole discretion, has elected to waive reimbursement for operating expenses in the quarters ended March 31, 2019 and 2018.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2019 (unaudited)

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

In the ordinary course of business, performing loans may be transferred by executed assignment, in-part or in-full, between the affiliated mortgage funds at par. During the three months ended March 31, 2018, Redwood Mortgage Investors VIII, LP, an affiliated mortgage fund, transferred to the company two performing loans in-full at par value, which approximates fair value, of approximately $5,890,000. The company paid cash for the loans and the affiliated mortgage fund has no continuing obligation or involvement on the loans. No loans were transferred during the three months ended March 31, 2019.

Formation loan

Formation loan transactions are presented in the following table.

	For the three months ended	Since Inception
Balance, beginning of period	$4,179,343	$—
Formation loan advances to RMC	140,928	5,580,838
Payments received from RMC	—	(1,199,716)
Early withdrawal penalties applied	(26,085)	(86,936)
Balance, March 31, 2019	$4,294,186	$4,294,186
Subscription proceeds since inception		$79,702,750
Formation loan advance rate		7%

The future minimum payments on the formation loan, net of early withdrawal penalties, as of March 31, 2019 are presented in the following table.

2019	$391,849
2020	417,934
2021	417,934
2022	417,934
2023	417,934
Thereafter	2,230,601
Total	$4,294,186

RMC is required to make annual payments on the formation loan, net of early withdrawal penalties, of one tenth of the principal balance outstanding at December 31 of the prior year. The formation loan is forgiven if the manager is removed and RMC is no longer

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2019 (unaudited)

receiving payments for services rendered. The primary source of repayment of the formation loan are loan brokerage commissions earned by RMC.

The table below presents the company’s unit redemptions for the three months ended March 31, 2019 and 2018.

	2019	2018
Capital redemptions-without penalty	$367,396	$316,050
Capital redemptions-subject to penalty	725,000	87,350
Total	$1,092,396	$403,400

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

Unallocated O&O expenses with respect to a member’s units that remain upon redemption of such units shall be repaid to the company by RMC.

Unallocated O&O transactions are summarized in the following table.

	2019	Since Inception
Balance, January 1	$2,519,458	$—
O&O expenses reimbursed to RMC	93,239	3,579,760
Early withdrawal penalties applied (1)	(19,415)	(60,290)
O&O expenses allocated(2)	(80,808)	(767,164)
O&O expenses repaid to Members' Capital by RMC(3)	(36,845)	(276,677)
Balance, March 31	$2,475,629	$2,475,629

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
(3)

RMC is obligated under the Operating Agreement to repay the company for unallocated O&O expenses attributed to units redeemed prior to the 40 quarterly allocations. RMC estimated its future obligations to repay unallocated O&O expenses on scheduled redemptions as of March 31, 2019, to be approximately $30,030.

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years.  Loans acquired are generally done so within the first six months of origination, and purchased at the current par value, which approximates fair value. As of March 31, 2019, 83 of the company’s 85 loans (representing 99% of the aggregate principal of the company’s loan portfolio) have a loan term of five years or less from loan inception. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment penalty provision. As of March 31, 2019, 60 loans outstanding (representing 60% of the aggregate principal balance of the

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2019 (unaudited)

company’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity. The remaining loans provide for monthly payments of interest only, with the principal balance due at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the three months ended March 31, 2019.

2019
Principal, beginning of period	$62,115,713
Loans originated	16,327,000
Loans sold to non-affiliate	(136,640)
Principal payments received	(11,889,592)
Principal, March 31, 2019	$66,416,481

During the three months ended March 31, 2019, the company renewed no loans. See Note 3 (Manager and Other Related Parties) for a description of loans transferred by executed assignments between affiliates. The company originates loans with the intent to hold the loans until maturity. From time to time the company may sell certain loans.  Loans are classified as held-for-sale once a decision has been made to sell loans and loans held-for-sale have been identified.

At March 31, 2019 and 2018 the company held no loans classified as held-for-sale.

On March 28, 2019 and March 29, 2019, RMI IX and two separate borrowers executed and notarized loan documents for $200,000 and $1,285,000, respectively, and RMI IX received the corresponding deeds of trust. The loans were funded on April 2, 2019 and April 4, 2019, respectively.

In March 2019, one loan with a principal balance of $136,640, that had been designated as impaired and in non-accrual status, was sold to an unaffiliated third party which specializes in the resolution of such loans. The loan was sold for $143,000, of which $1,711 was recognized as interest income, with $10,791 in foregone interest.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2019 (unaudited)

Loan characteristics

Secured loans had the characteristics presented in the following table.

	March 31,	December 31,
	2019	2018
Number of secured loans	85	83
Secured loans – principal	$66,416,481	$62,115,713
Secured loans – lowest interest rate (fixed)	7.0%	7.0%
Secured loans – highest interest rate (fixed)	10.5%	10.5%

Average secured loan – principal	$781,370	$748,382
Average principal as percent of total principal	1.2%	1.2%
Average principal as percent of members’ capital, net	1.0%	1.0%
Average principal as percent of total assets	1.0%	1.0%

Largest secured loan – principal	$4,000,000	$4,000,000
Largest principal as percent of total principal	6.0%	6.4%
Largest principal as percent of members’ capital, net	5.2%	5.2%
Largest principal as percent of total assets	5.3%	5.5%

Smallest secured loan – principal	$64,444	$74,390
Smallest principal as percent of total principal	0.1%	0.1%
Smallest principal as percent of members’ capital, net	0.1%	0.1%
Smallest principal as percent of total assets	0.1%	0.1%

Number of California counties where security is located	18	15
Largest percentage of principal in one California county	20.5%	25.0%

Number of secured loans with filed notice of default	2	2
Secured loans in foreclosure – principal	$2,237,176	$565,685

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of March 31, 2019, the company’s largest loan with principal of $4,000,000 represents 6.0% of outstanding secured loans and 5.3% of company assets. The loan is secured by a multifamily residence located in San Francisco County, bears an interest rate of 8.90% and matures on September 1, 2021. As of March 31, 2019, the company had 2 loans with filed notices of default. As of March 31, 2019, the company had no construction loans outstanding, had no rehabilitation loans outstanding, and had no commitments to fund construction or rehabilitation loans.

Borrower payments are deposited into a bank trust account maintained by RMC and are subsequently disbursed to the company after an appropriate holding period, to ensure the funds are collected. At March 31, 2019, the trust account held a balance of $50,839, consisting of borrower payments, all of which was disbursed on or before April 15, 2019.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2019 (unaudited)

Lien position

Secured loans had the lien positions presented in the following table.

	March 31, 2019			December 31, 2018
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	43	$33,670,707	51%	41	$29,699,888	48%
Second trust deeds	42	32,745,774	49	42	32,415,825	52
Total principal, secured loans	85	66,416,481	100%	83	62,115,713	100%
Liens due other lenders at loan closing		72,198,788			65,941,118
Total debt		$138,615,269			$128,056,831

Appraised property value at loan closing		$260,199,000			$240,307,000

Percent of total debt to appraised values (LTV) at loan closing(1)		55.2%			54.5%

(1)

Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table.

	March 31, 2019			December 31, 2018
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	59	$40,265,988	61%	60	$42,967,253	69%
Multi-family	9	8,946,916	13	8	8,210,970	13
Commercial	16	15,353,577	23	15	10,937,490	18
Land	1	1,850,000	3	—	—	—
Total principal, secured loans	85	$66,416,481	100%	83	62,115,713	100%

(2)

Single family property type as of March 31, 2019 consists of 10 loans with principal of $6,081,808 that are owner occupied and 49 loans with principal of $34,184,180 that are non-owner occupied.  At December 31, 2018, single family property consisted of 14 loans with principal of $11,398,869 that are owner occupied and 46 loans with principal of $31,568,384 that are non-owner occupied.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2019 (unaudited)

Distribution of loans within California

The distribution of secured loans by counties is presented in the following table.

	March 31, 2019		December 31, 2018
	Principal	Percent	Principal	Percent
San Francisco Bay Area(3)
San Mateo	$11,577,654	17.4%	$9,619,609	15.5%
Santa Clara	10,143,664	15.3	11,756,695	18.9
Alameda	5,940,248	8.9	7,306,779	11.8
San Francisco	5,651,862	8.5	5,238,008	8.4
Sonoma	1,298,378	2.0	1,300,000	2.1
Marin	1,073,977	1.6	575,000	0.9
Contra Costa	605,583	0.9	725,771	1.2
Solano	600,000	0.9	—	—
	36,891,366	55.5	36,521,862	58.8

Other Northern California
Sutter	3,815,000	5.7	—	—
Sacramento	2,062,300	3.1	822,500	1.3
Placer	635,887	1.0	637,354	1.0
Monterey	321,916	0.5	322,716	0.5
	6,835,103	10.3	1,782,570	2.8

Northern California Total	43,726,469	65.8	38,304,432	61.6

Los Angeles & Coastal
Los Angeles	13,628,274	20.5	15,514,789	25.0
San Diego	5,366,218	8.1	5,563,635	9.0
Orange	1,165,520	1.7	1,177,446	1.9
Santa Barbara	500,000	0.8	—	—
	20,660,012	31.1	22,255,870	35.9

Other Southern California
San Bernardino	1,200,000	1.8	1,200,000	1.9
Riverside	830,000	1.3	355,411	0.6
	2,030,000	3.1	1,555,411	2.5

Southern California Total	22,690,012	34.2	23,811,281	38.4
Total principal, secured loans	$66,416,481	100.0%	$62,115,713	100.0%

(3)	Includes Silicon Valley

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2019 (unaudited)

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table as of March 31, 2019.

	Loans	Principal	Percent
2019(4)	25	$23,392,278	35%
2020	28	21,399,550	33
2021	19	17,426,916	26
2022	6	2,001,123	3
2023	3	835,808	1
Thereafter	2	914,473	1
Total future maturities	83	65,970,148	99
Matured as of March 31, 2019	2	446,333	1
Total principal, secured loans	85	$66,416,481	100%

(4)	Loans scheduled to mature in 2019 from April 1 to December 31.

Two loans with an aggregate principal balance of $446,333 were past maturity at March 31, 2019. The loans were designated as impaired and were 58 and 89 days delinquent, respectively, at March 31, 2019.

Loans may be repaid or refinanced before, at or after the contractual maturity date.  On matured loans, the company may continue to accept payments while pursuing collection of amounts owed from borrowers.  Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

Delinquency

Secured loans summarized by payment delinquency are presented in the following table.

	March 31, 2019		December 31, 2018
	Loans	Principal	Loans	Principal
Past Due
30-89 days	6	$1,937,339	5	$3,828,975
90-179 days	1	1,808,789	—	—
180 or more days	1	428,387	2	565,685
Total past due	8	4,174,515	7	4,394,660
Current	77	62,241,966	76	57,721,053
Total principal, secured loans	85	$66,416,481	83	$62,115,713

Loans in non-accrual status

	March 31, 2019	December 31, 2018
Number of loans	$2	$2
Principal	2,237,176	565,685
Advances	14,760	10,688
Accrued Interest	93,384	19,831
Total recorded investment	$2,345,320	$596,204
Foregone interest	$26,417	$33,410

At March 31, 2019, and December 31, 2018 no loans were 90 or more days delinquent and not in non-accrual status.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2019 (unaudited)

Impaired loans/allowance for loan losses

	March 31, 2019	December 31, 2018
Principal	$2,874,277	$3,841,148
Recorded investment(5)	3,005,658	3,950,157
Impaired loans without allowance	3,005,658	3,950,157
Impaired loans with allowance	—	—
Allowance for loan losses, impaired loans	—	—

Number of loans	5	6

(5) Recorded investment is the sum of the principal, advances, and interest accrued for financial reporting purposes.

Five and six loans were designated as impaired at March 31, 2019 and at December 31, 2018, respectively. No allowance for loan losses has been recorded as all loans were deemed to have protective equity (i.e., low loan-to-value ratio) such that collection is reasonably assured for all amounts owing.

Impaired loans had average balances and interest income recognized and received in cash as presented in the following tables as of and for the three months ended March 31, 2019 and the year ended December 31, 2018.

	March 31, 2019	December 31, 2018
Average recorded investment	$3,477,908	$2,050,897
Interest income recognized	38,421	23,848
Interest income received in cash	21,670	21,670

Modifications and troubled debt restructurings

No loan payment modifications were made during three months ended March 31, 2019, and no modifications were in effect at March 31, 2019 and December 31, 2018.

Fair Value

The company does not record its performing loans at fair value on a recurring basis as it is the intention of the company to hold loans until maturity. As in 2018, when certain performing loans were sold, at an immaterial gain (net of expenses), the sale occurred in the same reporting period as when they would have been classified as held-for-sale. Therefore, the recorded amount of the preforming loan (i.e., the loan balance) is deemed to approximate fair value as is the loan balance of loans designated impaired for which a specific reserve has not been recorded (i.e., the loan is well collateralized such that collection of the amount owed is assured, including foregone interest, if any).

Loans designated impaired (i.e., that are collateral dependent) are measured at fair value on a non-recurring basis when the net realizable value of the real property collateral is determined to be less than the loan balance. No impaired loans were measured at fair value on a non-recurring basis at and for the periods ended March 31, 2019 or December 31, 2018.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2019 (unaudited)

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

Commitments

At March 31, 2019, scheduled redemptions of members' capital equaled $1,039,402, all of which is scheduled for payment in 2019.

The company is obligated, per the Operating Agreement, to reimburse RMC for O&O expenses at 4.5% of gross proceeds of future unit sales (excluding member’s capital from DRIP). Unit sales to other than members of record or their successors terminated April 30, 2019.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2019 (unaudited)

resolve disputes with borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the net income or balance sheet of the company. As of the date hereof, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

NOTE 6 – SUBSEQUENT EVENTS

On May 9, 2019, a registration statement on Form S-3 was filed with the SEC (SEC File No. 333-231333) to offer up to 15,000,000 units ($15,000,000) to the members pursuant to the DRIP.  The May 2019 registration statement became effective on May 9, 2019.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission (or SEC). The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operations results to be expected for the full year.

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

In March 2018, RMC communicated to the members planned and ongoing reductions in financial support from RMC and that net income, cash available for distribution and the net distribution rate were expected to decrease correspondingly. In April 2018, the company commenced paying all of its direct expenses for professional-service fees (legal and audit/tax compliance) and other operating expenses (postage, printing etc.). RMC plans to phase in the collection of the asset management fee of 75 basis points (0.75%) beginning in the third quarter of 2019, and to similarly commence collection of the cost reimbursements from RMC in 2020.

Critical Accounting Policies

See Note 2 (Summary of Significant Accounting Policies) to the financial statements included in Part I, Item 1 of this report on Form 10-Q for a detailed presentation of critical accounting policies which presentation is incorporated by this reference into this Item 2.

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

In the publication “California Sees Solid Job Growth in March” dated April 19, 2019:

“California’s latest employment data show considerable improvement. Employers added 24,500 new jobs in March, following an increase of 20,900 jobs the prior month. February’s gain was revised up from an initially reported gain of just 14,600 jobs. With the latest gain, payrolls have risen by an average of 17,100 jobs per month through the first three months of the year, or a 1.1% annual rate, which is well behind the 23,200 jobs per month or 1.6% pace in 2018. California’s unemployment rate has also risen to 4.3%, after hitting a low of 4.1% in July and remaining there for six months.”

“The moderation in nonfarm payroll growth has mostly been confined to a handful of industries. Construction employment has declined slightly during the first three months of this year, although employment bounced back solidly in March. The wildfires that hit late last year may have led to a pause in building in parts of the state, and unusually wet weather earlier this year may have also restrained building activity. Wholesale trade and the trucking and warehousing industries are another weak spot. By contrast, employment remains strong in the tech sector, where hiring has actually gained momentum since the start of this year.

“The split between the performance of California’s tech sector and the trade sector is playing out in the geography of job gains. Areas most closely tied to the tech sector are accounting for a growing proportion of California’s job gains, while those more closely tied to trade are languishing. The San Francisco Bay Area has accounted for 60.6% of the state’s jobs so far this year, up from 26.9% in 2018. Hiring has also held up well in San Diego and Western Los Angeles, which are home to bustling tech sectors focusing on communications and digital entertainment.”

“The L.A. metro division lost 1,300 jobs in March, marking the second decline in the past three months. Anaheim added just 800 jobs in March following a loss of 400 jobs the prior month, which was the fourth drop in the past seven months. The Inland Empire added 2,200 jobs in March, ending a string of four consecutive drops that had wiped out 5,900 jobs. Employment in the Ventura County and Thousand Oaks area rose by just 200 jobs in March, following like-sized drops in both January and February. In all, greater Los Angeles added just 1,900 jobs in March and 2,000 jobs so far this year. By contrast, Southern California added 99,000 jobs in 2018, or 8,250 a month. As we noted last month, the soft patch in job growth in Southern California coincides with the slowdown in international trade. Container volume through the Port of Los Angeles and Port of Long Beach has slowed over the past year, particularly in the last few months. The culprit is likely the continued uncertainty surround trade negotiations with China and the tariffs on imported goods and retaliatory tariffs on U.S. exports. Foreign direct investment has also slowed somewhat, which has weighed on housing. Southern California’s technology and entertainment sectors are still going strong, however, which is bolstering activity in downtown and western LA.”

Key Performance Indicators

The table below shows key performance indicators at and for the three months ended March 31.

	2019	2018
Secured loans – end of period balance	$66,416,481	57,865,391
Secured loans – average daily balance	$62,209,000	55,758,000
Portfolio interest rate(1)	8.7%	8.5%

Interest on loans, gross	$1,360,992	1,177,732
Portfolio interest rate(1)	8.7%	8.5%
Effective yield rate(2)	8.8%	8.4%

Amortization of loan administrative fees, net(7)	—	—

Interest on loans, net	$1,360,992	1,177,732
Percent of average daily balance(2)	8.8%	8.4%

Provision for loan losses	$—	—
Percent of average daily balance(2)	0.0%	0.0%

Total operations expense(7)	$189,319	39,954

Net Income(7)	$1,188,658	1,142,489
Percent of average members’ capital(3)(4)	5.9%	6.6%

Member Distributions, net	$1,111,007	1,090,347
Percent of average members’ capital(3)(5)	5.6%	6.3%

Members’ capital, gross – end of period balance	$79,965,409	69,816,123
Members’ capital, gross – average daily balance	$79,874,000	68,468,000

Member Redemptions(6)	$1,092,396	$403,400
(1)	Stated note interest rate, weighted daily average (annualized)
(2)	Percent of secured loans – average daily balance (annualized)
(3)	Percent of members’ capital, gross – average daily balance (annualized)
(4)	Percent based on the net income available to members (excluding 1% allocated to manager)
(5)	Members Distributions is net of O&O costs allocated to members’ accounts during the year
(6)	Scheduled member redemptions as of March 31, 2019 were $1,039,402 payable in 2019. Scheduled member redemptions as of March 31, 2018 were $393,124.

(7) See Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 2.

Secured loans

The secured loan balance at March 31, 2019 of $66,416,481 was an increase of approximately 14.9% ($8.6 million) over the March 31, 2018 secured loan balance of $57,865,391. The increase in the secured loan balance is consistent with the increased members’ capital of approximately 14.5% ($10.1 million). New loans originated were approximately $16.3 million for the three months ended March 31, 2019. Members’ capital increased approximately $767,000 for the three months ended March 31, 2019. Secured loans as a percent of members’ capital (based on average balances) was 77.9% and 81.4% for three months ended March 31, 2019 and 2018, respectively.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., safety margins to outstanding debt) as indicated by the overall conservative weighted average loan-to-value ratio (LTV) which at March 31, 2019 was approximately 55.2%. Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 44.8% in the property, and we as lenders have lent in the aggregate 55.2% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations on the secured loan portfolio and on the allowance for loan losses, which presentations are incorporated by this reference into this Item 2.

Performance overview

Revenue from the interest on loans, net for the three months ended March 31, 2019 increased by approximately $183,000, over the same period in 2018, due to the increased average secured loan balance, approximately $26,000 in default interest collected on three loans that had been designated impaired, and an increase in the average portfolio interest rate (8.7% in 2019 and 8.5% in 2018). Operations expense for the three months ended March 31, 2019 increased by approximately $149,000, over the same period in 2018 due primarily to the termination of financial support from RMC of our direct operating expenses (e.g. professional services and other direct operating expenses) beginning April 1, 2018, and an increase in mortgage servicing fees due to an increased loan portfolio. The annualized net distribution rate for the three months ended March 31, 2019, was 5.5%. In all periods presented, the manager, at its sole discretion, provided financial support that increased net income and the return to investors.

For the three months ended March 31, 2019 and 2018 financial support from RMC totaled approximately $462,000 and $605,000, respectively. Asset management fees and other fees which could have been collected by RMC increased during the three months ended March 31, 219 compared to the same period in 2018 due to increased loan and capital balances. As a result, the amount of support in the form of waived fees for loan administrative and asset management fees increased during the same period as RMC, in its sole discretion, elected to waive collection of such fees. Costs from RMC decreased for the three months ended March 31, 2019 compared to the same period in 2018, due primarily to a decrease in allocable payroll and consulting fee expenses incurred by RMC during the three month period ended March 31, 2019 as compared to the same period in 2018. Beginning April 1, 2018, RMI IX paid all direct operating expenses (i.e., professional services and other direct operating expenses) resulting in an increase in professional services and other expense in 2019. Prior to April 1, 2018, RMC, at its sole discretion, had elected to absorb some or all of RMI IX’s professional services and other direct expenses. The loan and capital balances are used as a base for the calculation for fees charged by RMC, and increases or decreases in the balances will have a similar effect on the total amount chargeable by RMC.  The decision to waive all or a portion of these fees is made by RMC, in its sole discretion. In March 2018, RMC communicated to the members’ planned and ongoing reductions in financial support from RMC and that net income, cash available for distribution and the net distribution rate were expected to decrease correspondingly. In April 2018, the company commenced paying all of its direct expenses for professional-service fees (legal and audit/tax compliance) and other operating expenses (postage, printing etc.). RMC plans to phase in the collection of the asset management fee of 75 basis points (0.75%) beginning in the third quarter of 2019, and to similarly commence collection of the cost reimbursements from RMC in 2020. See Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item I of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 2.

Analysis and Discussion of income from operations 2019 v. 2018

Significant changes to revenue and expenses during the three months ended March 31, 2019 and 2018 are summarized in the following table.

	Interest on loans, net	Provision For Loan Losses	Operations Expense	Net Income
For the three months ended
March 31, 2019	$1,360,992	—	189,319	1,188,658
March 31, 2018	1,177,732	—	39,954	1,142,489
Change	$183,260	—	149,365	46,169

Change
Loan balance increase	$14,738	—	3,462	11,276
Loan portfolio effective yield rate	168,522	—	—	168,522
Cost allocated from RMC	—	—	(4,493)	4,493
Late fees	—	—	—	12,274
Capital balance increase	—	—	18,725	(18,725)
RMC fees/costs waived	—	—	(14,232)	14,232
Reduced support from RMC	—	—	157,399	(157,399)
Other	—	—	(11,496)	11,496
Change	$183,260	—	149,365	46,169

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

Interest on Loans, net

Interest on loans increased due to growth of the secured loan portfolio, approximately $26,000 in default interest collected on three loans that had been designated impaired, and an increase in the average portfolio interest rate (8.7% in 2019 and 8.5% in 2018). The portfolio has strong payment history with two loans (representing 3.4% of the aggregate principal balance of the company’s loan portfolio) currently designated as non-accrual at March 31, 2019. The Secured loans – average daily balance at March 31, 2019 increased approximately $6.5 million, or approximately 11.6% over the average daily balance at March 31, 2018.

Provision for loan losses

At March 31, 2019 and 2018, the company had not recorded an allowance for loan losses as all loans had protective equity such that at March 31, 2019 and 2018, collection was deemed probable for amounts owed by the borrowers.

Total principal amounts past due more than 90 days at March 31, 2019 and 2018 were $2,237,176 and $139,162 (representing 3.4% and 0.2% of the aggregate principal balance of the company’s loan portfolio), respectively.

Operations expense

Operations expense as a percent of interest on loans, net was approximately 13.9% and 3.4% for the three months ended March 31, 2019 and 2018, respectively. The increase in operations expense was due primarily to RMC ceasing to absorb our direct operating expenses (e.g. professional service expense and other direct operating expenses), beginning April 1, 2018, and an increase in mortgage servicing fees due to an increase average daily balance in the secured loan portfolio.

Significant changes to operations expense during the three months ended March 31, 2019 and 2018, are summarized in the following table.

	Mortgage Servicing Fees	Asset Management Fees, net	Costs From RMC, net	Professional Services, net	Other	Total
For three months ended
March 31, 2019	$38,646	—	—	147,317	3,356	189,319
March 31, 2018	35,184	—	—	4,685	85	39,954
Change	$3,462	—	—	142,632	3,271	149,365

Change
Loan balance increase	$3,462	—	—	—	—	3,462
Capital balance increase	—	14,232	4,493	—	—	18,725
Cost allocated from RMC	—	—	(4,493)	—	—	(4,493)
RMC fees/costs waived	—	(14,232)	—	—	—	(14,232)
Reduced support from RMC	—	—	—	143,152	14,247	157,399
Other	—	—	—	(520)	(10,976)	(11,496)
Change	$3,462	—	—	142,632	3,271	149,365

See Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 2. See “Performance Overview” for a discussion of RMC’s plans to reduce and eventually eliminate fee waivers and cost absorptions.

Mortgage Servicing fees

The increase in mortgage servicing fees of $3,462 was consistent with the increase in the average daily secured loan portfolio to $62,209,000, noted above in Key Performance Indicators, at the annual rate of 0.25%.

Asset management fee

The total amount of asset management fees chargeable were $119,187 and $104,955 for the three months ended March 31, 2019 and 2018, respectively. The increase in asset management fees chargeable was due to the increase in total capital under management. Total members capital at March 31, 2019 and 2018 was approximately $79,965,000 and $69,816,000, respectively. Of the total amount chargeable, RMC, at its sole discretion, waived all asset management fees for the three months ended March 31, 2019 and 2018, respectively. The asset management fee is chargeable in an amount up to three-quarters of one percent (0.75%) annually of the portion of the capital originally committed to investment in mortgages, not including leverage, and including up to two percent (2%) of working capital reserves. This amount will be recomputed annually after the second full year of operations by subtracting from the then fair value of the company’s loans plus working capital reserves, an amount equal to the outstanding debt.

Costs from RMC, net

Cost incurred by RMC, for which reimbursement could have been requested were $179,656 and $184,149 for the three months ended March 31, 2019 and 2018, respectively. RMC, at its sole discretion, waived all reimbursements for the three months ended March 31, 2019 and 2018. The decrease in costs from RMC, net chargeable was due primarily to a decrease in allocable expenses incurred by RMC, specifically relating to payroll and consultant expenses. RMC, per the Operating Agreement, may request reimbursement by the company for operations expense incurred on behalf of the company, including without limitation, postage and preparation of reports to members and out-of-pocket general and administration expenses. Certain of these qualifying costs (e.g. postage) can be tracked by RMC as specifically attributable to the company. Other costs (e.g. RMC’s accounting and audit fees, legal fees and expenses, qualifying payroll expenses, occupancy, and insurance premium) are allocated on a pro-rata basis (e.g. by the company’s percentage of total capital of all mortgage funds managed by RMC). Payroll and consulting fees are broken out first based on activity, and then allocated to the company on a pro-rata basis based on percentage of capital to the total capital of all mortgage funds.

Professional Services

Professional services consist primarily of legal, audit and tax-compliance expenses. Professional service expense incurred during the three months ended March 31, 2019 and 2018 was $147,317 and $147,837, respectively. Beginning April 1, 2018, RMI IX paid for all professional service expenses directly. Prior to April 1, 2018, RMC, at its sole discretion, had elected to absorb some or all of RMI IX’s expenses for professional services. During the three months ended March 31, 2018, RMC, in its sole discretion, reimbursed $143,152 of professional services expense.

Members' capital, cash flows and liquidity

Cash flows by business activity are presented in the following table for the three months ended March 31.

	2019	2018
Members’ capital
Contributions by members	$2,120,568	$4,348,762
Organization and offering costs, net	(56,394)	(131,500)
Formation loan, net	(140,928)	(357,794)
Distributions and redemptions, net	(1,555,007)	(895,469)
Cash – members’ capital, net	368,239	2,963,999
Loan principal/advances/interest
Principal collected	$11,889,592	$12,739,617
Loans sold to non-affiliate, net	143,000	—
Interest received, net	1,274,865	1,164,191
Other loan income	17,135	4,711
Loan funding & advances, net	(16,334,003)	(9,949,148)
Loans transferred from affiliates	—	(5,889,819)
Cash – loans, net	(3,009,411)	(1,930,448)

Operations expense	(174,539)	(2,453)

Net change in cash	$(2,815,711)	$1,031,098

The table below shows the breakout of distributions for the three months ended March 31, 2019 and 2018.

	2019	2018
DRIP	$602,896	$598,278
Cash	508,111	492,069
Total	$1,111,007	$1,090,347
Percent of members’ capital, electing cash distribution	46%	45%

The table below shows the company’s unit redemptions for the three months ended March 31, 2019 and 2018.

	2019	2018
Capital redemptions-without penalty	$367,396	$316,050
Capital redemptions-subject to penalty	725,000	87,350
Total	$1,092,396	$403,400

Ongoing public offering of units/ SEC Registrations

In June 2016, the company’s Registration Statement on Form S-11 filed with the SEC (SEC File No. 333-208315) to offer up to 120,000,000 units ($120,000,000) to the public and 20,000,000 units ($20,000,000) to its members pursuant to the DRIP became effective and continued until April 30, 2019.

As of March 31, 2019, the gross proceeds from sales of units from inception (October, 2009) approximated $87,816,000– $39,407,000 units under previous registration statements and approximately $48,409,000 under the June 2016 registration statement/prospectus. Of the gross proceeds, approximately $9,256,000 were from members under our DRIP. In April 2019, gross proceeds from unit sales approximated $680,000.

The June 2016 registration statement expires June 6, 2019, and unit sales to other than members of record or their successors as of April 30, 2019 terminated as of April 30, 2019.

On May 9, 2019, a registration statement on Form S-3 was filed with the SEC (SEC File No. 333-231333) to offer up to 15,000,000 units ($15,000,000) to the members pursuant to the DRIP.  The May 2019 registration statement became effective on May 9, 2019.

Commencing May 1, 2019, the sources of funds for loans are the proceeds (net of redemption of members’ capital and operating expenses) from:

•	borrowers’ monthly principal and interest payments;
•	loan payoffs;
•	loan sales to unaffiliated 3rd parties and loan transfers by executed assignment to affiliated mortgage funds;
•	payments from RMC on the outstanding balance of the formation loan;
•	amounts reinvested by members participating in the DRIP; and,
•	a line of credit, if obtained.

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

Contractual obligations

At March 31, 2019, scheduled redemptions of members' capital equaled $1,039,402,  all of which is scheduled to be paid in 2019.

The company is obligated, per the Operating agreement, to reimburse RMC for O&O expenses at 4.5% of gross proceeds of future unit sales. As of March 31, 2019, RMC had incurred $3,484,467 of O&O expenses in excess of the 4.5% cap, and which may be reimbursed to RMC contingent upon the proceeds of future unit sales and future O&O expenses incurred by RMC.

At March 31, 2019, the company had no construction or rehabilitation loans outstanding.

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

RMC, as the manager, carried out an evaluation, with the participation of RMC's President (acting as principal executive officer/principal financial officer) of the effectiveness of the design and operation of the manager's controls and procedures over financial reporting and disclosure (as defined in Rule 13a-15 of the Exchange Act) as of and for the period covered by this report. Based upon that evaluation, RMC's principal executive officer/principal financial officer concluded that the manager's disclosure controls and procedures were effective.

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

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes or protect or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance.  As of March 31, 2019, the company was not involved in any legal proceedings other than those that would be considered part of the normal course of business.

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

Use of Proceeds from Registered Securities

In June 2016, the company’s Registration Statement on Form S-11 filed with the SEC (SEC File No. 333-208315) to offer up to 120,000,000 units ($120,000,000) to the public and 20,000,000 units ($20,000,000) to its members pursuant to the DRIP became effective and continued until April 30, 2019.

As of March 31, 2019, the gross proceeds from sales of units from inception (October, 2009) approximated $87,816,000– $39,407,000 units under previous registration statements and approximately $48,409,000 under the June 2016 registration statement/prospectus. Of the gross proceeds, approximately $9,256,000 were from members under our DRIP. In April 2019, gross proceeds from unit sales approximated $680,000.

The June 2016 registration statement expires June 6, 2019, and unit sales to other than members of record or their successors as of April 30, 2019 terminated as of April 30, 2019.

On May 9, 2019, a registration statement on Form S-3 was filed with the SEC (SEC File No. 333-231333) to offer up to 15,000,000 units ($15,000,000) to the members pursuant to the DRIP.  The May 2019 registration statement became effective on May 9, 2019. DRIP units and the right to participate in the DRIP are available only to members of record or their successors as of April 30, 2019.

The company used the gross proceeds from the sale of the units from inception (October 2009) through March 31, 2019 to:

•	make additional loans;
•	fund working capital reserves;
•	pay RMC up to 4.5% of proceeds from sale of units for organization and offering expenses; and
•	fund a formation loan to RMC at up to 7% of proceeds from sale of units

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

Redemptions are made once a quarter, on the last business day of the quarter. Redemptions for the three months ended March 31, 2019 were $1,092,396. The unit redemption program is ongoing and available to members beginning one year after the purchase of the units.  The maximum number of units that may be redeemed in any year and the maximum amount of redemption available in any period to members are subject to certain limitations.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: May 10, 2019	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer)