Form 10-Q
period 2019-06-30
Redwood Mortgage Investors IX
filed 2019-08-12
CIK 1448038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
None

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC

Balance Sheets

June 30, 2019 (unaudited) and December 31, 2018 (audited)

	June 30,	December 31,
ASSETS	2019	2018
Cash and cash equivalents	$3,782,785	$10,674,953
Loans
Principal	70,922,877	62,115,713
Advances	20,924	21,041
Accrued interest	641,861	473,966
Prepaid interest	(52,500)	—
Loan balances secured by deeds of trust	71,533,162	62,610,720
Total assets	$75,315,947	$73,285,673

LIABILITIES, INVESTORS IN APPLICANT STATUS, AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities	$279	$9,321
Payables to affiliate	11,974	—
Total liabilities	12,253	9,321

Commitments and contingencies (Note 5)

Investors in applicant status	—	651,500

Members’ capital, net	79,628,024	76,804,195
Receivable from manager (formation loan)	(4,324,330)	(4,179,343)
Members’ capital, net, less formation loan	75,303,694	72,624,852
Total liabilities, investors in applicant status and members’ capital	$75,315,947	$73,285,673

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Income

For the Three and Six Months Ended June 30, 2019 and 2018 (unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Revenues, net
Interest income	$1,517,873	$1,315,915	$2,878,865	$2,493,647
Late fees	9,642	5,531	26,627	10,242
Gain on sale, loans	—	14,246	—	14,246
Total revenues	1,527,515	1,335,692	2,905,492	2,518,135

Provision for loan losses	—	—	—	—

Operations expense
Mortgage servicing fees	42,914	38,694	81,560	73,878
Asset management fees, net (Note 3)	39,729	—	39,729	—
Costs from Redwood Mortgage Corp., net (Note 3)	—	—	—	—
Professional services, net (Note 3)	78,858	84,213	226,175	88,898
Other	21,382	8,412	24,738	8,497
Total operations expense	182,883	131,319	372,202	171,273
Net income	$1,344,632	$1,204,373	$2,533,290	$2,346,862
Members (99%)	1,331,186	1,192,329	2,507,957	2,323,393
Manager (1%)	13,446	12,044	25,333	23,469
	$1,344,632	$1,204,373	$2,533,290	$2,346,862

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statement of Changes in Members’ Capital

For the Three Months Ended June 30, 2019 (unaudited)

		Members' Capital, net
	Investors In Applicant Status	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at March 31, 2019	$1,499,263	$79,965,409	$138,359	$(2,475,629)	$77,628,139
Contributions on application	554,245	—	—	—	—
Contributions admitted to members' capital	(2,046,508)	2,046,508	2,059	—	2,048,567
Premiums paid on application by RMC	5,355	—	—	—	—
Premiums admitted to members' capital	(12,355)	12,355	—	—	12,355
Net income	—	1,331,186	13,446	—	1,344,632
Earnings distributed to members	—	(1,116,861)	—	—	(1,116,861)
Earnings distributed used in DRIP	—	601,285	—	—	601,285
Members’ redemptions	—	(823,654)	—	—	(823,654)
Organization and offering expenses	—	—	—	(92,093)	(92,093)
Organization and offering expenses allocated	—	(81,682)	—	81,682	—
Organization and offering expenses repaid by RMC	—	—	—	25,654	25,654
Balance at June 30, 2019	$—	$81,934,546	$153,864	$(2,460,386)	$79,628,024

For the Six Months Ended June 30, 2019 (unaudited)

		Members' Capital, net
	Investors In Applicant Status	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at December 31, 2018	$651,500	$79,198,453	$125,200	$(2,519,458)	$76,804,195
Contributions on application	2,666,508	—	—	—	—
Contributions admitted to members' capital	(3,318,008)	3,318,008	3,331	—	3,321,339
Premiums paid on application by RMC	12,355	—	—	—	—
Premiums admitted to members' capital	(12,355)	12,355	—	—	12,355
Net income	—	2,507,957	25,333	—	2,533,290
Earnings distributed to members	—	(2,227,868)	—	—	(2,227,868)
Earnings distributed used in DRIP	—	1,204,181	—	—	1,204,181
Members’ redemptions	—	(1,916,050)	—	—	(1,916,050)
Organization and offering expenses	—	—	—	(185,332)	(185,332)
Organization and offering expenses allocated	—	(162,490)	—	162,490	—
Organization and offering expenses repaid by RMC	—	—	—	62,499	62,499
Early withdrawal penalties	—	—	—	19,415	19,415
Balance at June 30, 2019	$—	$81,934,546	$153,864	$(2,460,386)	$79,628,024

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Three Months Ended June 30, 2019 and 2018 (unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Operations
Interest received	$1,486,895	$1,224,758	$2,761,760	$2,385,819
Other loan income	9,742	4,483	26,877	9,344
Loan administrative fee reimbursed	—	—	—	3,130
Operations expense	(194,942)	(163,236)	(369,481)	(165,839)
Total cash provided by operations	1,301,695	1,066,005	2,419,156	2,232,454
Investing – loan principal/advances
Principal collected on loans	10,088,604	6,855,023	21,978,196	19,594,640
Loans originated	(14,595,000)	(16,594,000)	(30,922,000)	(26,540,500)
Loans sold to non-affiliate, net	—	14,163,158	143,000	14,163,158
Loans transferred from affiliates	—	—	—	(5,889,819)
Advances made on loans	2,471	565	(4,532)	(2,083)
Total cash (used in) provided by investing	(4,503,925)	4,424,746	(8,805,336)	1,325,396
Financing – members’ capital
Contributions by members, net
Contributions by members	561,586	3,101,230	2,682,154	7,449,992
Organization and offering expenses paid, net	(66,439)	(269,560)	(122,833)	(401,060)
Formation loan funding	(45,728)	(211,727)	(186,656)	(569,521)
Total cash provided by members, net	449,419	2,619,943	2,372,665	6,479,411
Distributions to members
Earnings distributed	(515,576)	(537,781)	(1,023,687)	(1,029,850)
Redemptions	(808,070)	(299,240)	(1,854,966)	(702,640)
Cash distributions to members	(1,323,646)	(837,021)	(2,878,653)	(1,732,490)
Total cash (used in) provided by financing	(874,227)	1,782,922	(505,988)	4,746,921
Net (decrease) increase in cash	(4,076,457)	7,273,673	(6,892,168)	8,304,771
Cash, beginning of period	7,859,242	9,540,950	10,674,953	8,509,852
Cash, June 30,	$3,782,785	$16,814,623	$3,782,785	$16,814,623

Non-cash financing activity of $2,221 and $15,584 for the three months ended, and $3,968 and $61,084 for the six months ended June 30, 2018 and 2019, respectively, in early withdrawal penalties which reduced redemptions, included in the table above.

Reconciliation of net income to total cash provided by operations

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Net income	$1,344,632	$1,204,373	$2,533,290	$2,346,862
Adjustments to reconcile net income to net cash provided by operating activities
(Gain) on sale, loans	—	(14,246)	—	(14,246)
Amortization of loan administrative fees	—	3,254	—	3,254
Change in operating assets and liabilities
Prepaid interest	52,500	—	52,500	—
Accrued interest	(83,478)	(94,411)	(169,605)	(111,083)
Receivable from affiliate	—	(135)	—	(135)
Loan administrative fees reimbursed	—	—	—	3,130
Accounts payable and accrued liabilities	(11,959)	(33,803)	2,971	1,951
Other	—	973	—	2,721
Total adjustments	(42,937)	(138,368)	(114,134)	(114,408)
Total cash provided by operations	$1,301,695	$1,066,005	$2,419,156	$2,232,454

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2019 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL

In the opinion of the management of Redwood Mortgage Corp. (RMC or the manager), the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operations results to be expected for the full year.

Redwood Mortgage Investors IX, LLC (RMI IX or the company) is a Delaware limited liability company formed in October 2008 to engage in business as a mortgage lender and investor by making and holding-for-investment mortgage loans secured by California real estate, primarily through first and second deeds of trust.

The company is externally managed by RMC. The manager is solely responsible for managing the business and affairs of RMI IX, subject to the voting rights of the members on specified matters. The manager acting alone has the power and authority to act for and bind the company. RMC provides the personnel and services necessary for RMI IX to conduct its business as the company has no employees of its own. The manager was required to contribute to capital one tenth of one percent (0.1%) of the aggregate capital accounts of the members. The mortgage loans the company funds and/or invests in are arranged and generally are serviced by RMC.

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

•	generate and distribute cash flow from these mortgage lending and investing activities.

The ongoing sources of funds for loans are the proceeds (net of redemption of members’ capital and operating expenses) from:

•	loan payoffs;
•	borrowers’ monthly principal and interest payments;
•	payments from RMC on the outstanding balance of the formation loan;
•

sale of members’ units net of reimbursement to RMC of organization and offering expenses (“O&O expenses”) and net of amounts advanced for the formation loan to RMC, including units sold by reinvestment of distributions;

•	loan sales to unaffiliated 3rd parties and loan transfers by executed assignment to affiliated mortgage funds; and,
•	a line of credit, if obtained.

The company intends to hold until maturity the loans in which it invests and does not presently intend to invest in mortgage loans primarily for the purpose of reselling such loans in the ordinary course of business; however, the company may sell mortgage loans (or fractional interests therein) when the manager determines that it appears to be advantageous for the company to do so, based upon then current interest rates, the length of time that the loan has been held by the company, the company’s credit risk and concentration risk and the overall investment objectives of the company. Loans sold to third parties may be sold for par, at a premium or, in the case of non-performing or under performing loans, at a discount. Company loans may be sold to third parties or to the manager or its affiliates; however, any loan sold to the manager or an affiliate thereof will not be sold for a purchase price less than the par value of the loan or the fair market value of the loan, whichever is greater. The manager will not receive commissions or broker fees with respect loan sales conducted for the company; however, selling loans will increase members’ capital available for investing in new loans for which the manager will earn brokerage fees and other forms of compensation.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2019 (unaudited)

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

Distribution policy

Cash available for distribution at the end of each calendar month is allocated ninety-nine percent (99%) to the members and one percent (1%) to the manager. Cash available for distribution means cash flow from operations (excluding repayments for loan principal and other capital transaction proceeds) less amounts set aside for creation or restoration of reserves. The manager may withhold from cash available for distribution otherwise distributable to the members with respect to any period the respective amounts of organization and offering (O&O expenses) allocated to the members’ accounts for the applicable period pursuant to the company’s reimbursement to RMC and allocation to members’ accounts of O&O expenses. The amount otherwise distributable, less the respective amounts of O&O expenses allocated to members, is the net distribution. Per the terms of the company’s Operating Agreement, cash available for distribution allocated to the members is allocated among the members in proportion to their percentage interests (except with respect to differences in the amounts of O&O expenses allocated to the respective members during the applicable period) and in proportion to the number of days during the applicable month that they owned such percentage interests.

See Note 3 (Manager and Other Related Parties) to the financial statements for a detailed discussion on the allocation of O&O expenses to members’ accounts.

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

The company’s net income, cash available for distribution, and net-distribution rate fluctuates depending on:

•	loan origination volume and the balance of capital available to lend;
•	the current and future interest rates negotiated with borrowers;
•	the timing and amount of gains received from loan sales, if any;
•	payment of fees and cost reimbursements to RMC;
•	the amount and timing of other operating expenses, including expenses for professional services;
•	financial support, if any, from RMC; and
•	payments from RMC on the outstanding balance of the formation loan.
•	a line of credit, if obtained.

Financial Support from RMC

Since commencement of operations in 2009, RMC, at its sole discretion, has provided significant financial support to the company which increased the net income, cash available for distribution, and the net-distribution rate, by:

•	charging less than the maximum allowable fees;
•	not requesting reimbursement of qualifying costs attributable to the company (“Costs from RMC”) on the Statements of Income); and/or,
•	absorbing some, and in certain periods, all of the company’s direct expenses, such as professional fees.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2019 (unaudited)

Such fee and cost-reimbursement waivers and the absorption of the company’s expenses by RMC were not made for the purpose of providing the company with sufficient funds to satisfy any required level of distributions, as the Operating Agreement has no such required level of distributions, nor to meet withdrawal requests. Any decision to waive fees or cost-reimbursements and/or to absorb direct expenses, and the amount (if any) to be waived or absorbed, is made by RMC in its sole discretion. This assistance has increased the company’s financial performance and resulted in an annual 6.5% net distribution rate since inception (6.95% before O&O expenses allocation of 0.45% when applicable) for periods prior to February 28, 2018.

Following a communication to members of its intention to phase in collection of its fees and cost reimbursements in April 2018, RMI IX began paying all of its direct expenses for professional-service fees (legal and audit/tax compliance) and other operating expenses (postage, printing etc.). In June 2019, RMC began collection of the asset management fee of three quarters of one percent annually (0.75%), and plans to commence collection of reimbursements of costs from RMC in 2020.

Distribution reinvestment plan (DRIP)

Members of record as of April 30, 2019, that previously elected to participate in the DRIP or that provide written notice to the manager may elect to participate in the DRIP, in those states in which approval has been obtained.

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

Contributed capital

Prior to April 30, 2019, the manager was required to contribute to capital one tenth of one percent (0.1%) of the aggregate capital accounts of the members.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2019 (unaudited)

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

Unit sales

The company’s Registration Statement on Form S-11 filed with the SEC in June 2016 (SEC File No. 333-208315) to offer up to 120,000,000 units ($120,000,000) to the public and 20,000,000 units ($20,000,000) to its members pursuant to the DRIP, was not renewed in 2019 and the offer expired April 30, 2019. On June 11, 2019, the company filed a Post-Effective Amendment No. 5 with the SEC (SEC File No. 333-208315) to deregister all of the units which were registered under its Form S-11 Registration Statement that remained unsold as of April 30, 2019.

On May 9, 2019, the company filed a Registration Statement on Form S-3 with the SEC (SEC File No. 333-231333) to offer up to 15,000,000 units ($15,000,000) to members of record as of April 30, 2019 that had previously elected to participate in the DRIP or that elect to participate in the DRIP. The Registration Statement on Form S-3 became effective on May 9, 2019.

As of June 30, 2019, the gross proceeds from sales of units from inception (October, 2009) was approximately $90,476,000, of which approximately $9,857,000 were from sales to members under our DRIP.

The company uses the gross proceeds from the sale of the units to:

•	make additional loans;
•	fund working capital reserves;
•	pay RMC up to 4.5% of proceeds from sale of units for organization and offering expenses, excluding units sold in the DRIP; and
•	fund a formation loan to RMC at up to 7% of proceeds from sale of units, excluding units sold in the DRIP.

Unit sales – commissions paid to broker-dealers/formation loan

Commissions for unit sales were previously paid to broker-dealers (B/D sales commissions) by RMC and were not paid directly by the company out of offering proceeds. Instead, the company advanced to RMC, from offering proceeds, amounts sufficient to pay the B/D sales commissions and premiums paid to investors up to seven percent (7%) of offering proceeds. The receivable arising from the advances is unsecured, and non-interest bearing and is referred to as the “formation loan.” RMC is required to make annual payments on the formation loan in the amount of one tenth of the principal balance outstanding at December 31 of the prior year.

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

June 30, 2019 (unaudited)

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

Cash and cash equivalents

The company considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. At June 30, 2019, certain of the company’s cash balances in banks exceed federally insured limits of $250,000. The bank or banks in which funds are deposited are reviewed periodically for their general credit-worthiness/investment grade credit rating.

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

June 30, 2019 (unaudited)

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

The company originates loans with the intent to hold the loans until maturity.  From time to time the company may sell certain loans.  Loans are classified as held-for-sale once a decision has been made to sell loans and the loans held-for-sale have been identified. In 2019 and 2018 certain performing loans were sold at an immaterial gain (net of expenses). Therefore, the recorded amount of the preforming loans (i.e., the loan balance) is deemed to approximate fair value, as is the loan balance of loans designated impaired for which a specific reserve has not been recorded (i.e., the loan is well collateralized such that collection of the amount owed is assured, including foregone interest, if any).

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

June 30, 2019 (unaudited)

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

NOTE 3 – MANAGER AND OTHER RELATED PARTIES

The Operating Agreement provides for compensation of the manager, as detailed below. RMC is entitled to 1% of the profits and losses of the company.

Loan administrative fees and operating expenses, including amounts for fees and cost reimbursements waived and/or expenses absorbed by RMC, for the three months ended June 30, 2019 are presented in the following table.

		Operating Expenses
	Loan Admin Fees	Mortgage Servicing Fees	Asset Management Fee	Costs from RMC	Professional Services	Other	Total
For the three months ended
Chargeable/reimbursable	$145,950	$42,914	$119,187	$186,446	$78,858	$21,382	$594,737
RMC support
Waived	(145,950)	—	(79,458)	(186,446)	—	—	(411,854)
Expenses absorbed by RMC	—	—	—	—	—	—	—
Total RMC support	(145,950)	—	(79,458)	(186,446)	—	—	(411,854)

Net charged	$—	$42,914	$39,729	$—	$78,858	$21,382	$182,883

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2019 (unaudited)

Loan administrative fees and operating expenses, including amounts for fees and cost reimbursements waived and/or expenses absorbed by RMC, for the six months ended June 30, 2019 are presented in the following table.

		Operating Expenses
	Loan Admin Fees	Mortgage Servicing Fees	Asset Management Fee	Costs from RMC	Professional Services	Other	Total
For the six months ended
Chargeable/reimbursable	$309,220	$81,560	$238,374	$366,102	$226,175	$24,738	$1,246,169
RMC support
Waived	(309,220)	—	(198,645)	(366,102)	—	—	(873,967)
Expenses absorbed by RMC	—	—	—	—	—	—	—
Total RMC support	(309,220)	—	(198,645)	(366,102)	—	—	(873,967)

Net charged	$—	$81,560	$39,729	$—	$226,175	$24,738	$372,202

Loan administrative fees and operating expenses, including amounts for fees and cost reimbursements waived and/or expenses absorbed by RMC, for the three months ended June 30, 2018 are presented in the following table.

		Operating Expenses
	Loan Admin Fees	Mortgage Servicing Fees	Asset Management Fee (as Revised)	Costs from RMC	Professional Services	Other	Total
For the three months ended
Chargeable/reimbursable	$165,940	$38,694	$104,955	$177,858	$84,213	$8,412	$580,072
RMC support
Waived	(165,940)	—	(104,955)	(177,858)	—	—	(448,753)
Expenses absorbed by RMC	—	—	—	—	—	—	—
Total RMC support	(165,940)	—	(104,955)	(177,858)	—	—	(448,753)

Net charged	$—	$38,694	$—	$—	$84,213	$8,412	$131,319

Loan administrative fees and operating expenses, including amounts for fees and cost reimbursements waived and/or expenses absorbed by RMC, for the six months ended June 30, 2018 are presented in the following table.

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

June 30, 2019 (unaudited)

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

RMC, in its sole discretion, elected to begin collecting asset management fees in June 2019. In April 2018, the calculation of the asset management fees was adjusted to conform to the specifically applicable provisions of the Operating Agreement, accordingly the 2018 dollar amounts in the table above have been updated. The previously disclosed asset management fees were $82,066 for the three months ended June 30, 2018. This update had no effect on net income or total operating expenses, as all asset management fees were waived in 2018.

Costs from RMC

RMC, per the Operating Agreement, may request reimbursement by the company for operations expense incurred on behalf of the company, including without limitation, postage and preparation of reports to members and out-of-pocket general and administration expenses. Certain of these qualifying costs (e.g., postage) can be tracked by RMC as specifically attributable to the company. Other costs (e.g., RMC’s accounting and audit fees, legal fees and expenses, qualifying payroll expenses, occupancy, and insurance premium) are allocated on a pro-rata basis (e.g., by the company’s percentage of total capital of all mortgage funds managed by RMC). Payroll and consulting fees are broken out first based on activity, and then allocated to the company on a pro-rata basis based on percentage of capital to the total capital of all affiliated mortgage funds managed by RMC. RMC, at its sole discretion, has elected to waive reimbursement for operating expenses during the three and six months ended June 30, 2019 and 2018.

Professional Services

Professional services consist primarily of legal, regulatory (including SEC/FINRA compliance) and audit and tax compliance expenses. Prior to April 2018, RMC, at its sole discretion, had elected to absorb some or all of RMI IX’s expenses for professional services (and other operating expenses directly incurred by the company).

Commissions and fees paid by the borrowers to RMC

- Brokerage commissions, loan originations – For fees in connection with the review, selection, evaluation, negotiation and extension of loans, RMC may collect a loan brokerage commission that is expected to range from approximately 1.5% to 5% of the principal amount of each loan made during the year. Total loan brokerage commissions are limited to an amount not to exceed 4% of the total company assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the company.

- Other fees – RMC receives fees for processing, notary, document preparation, credit investigation, reconveyance and other mortgage related fees. The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the company.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2019 (unaudited)

In the ordinary course of business, performing loans may be transferred by executed assignment, in-part or in-full, between the affiliated mortgage funds at par. During the six months ended June 30, 2018, Redwood Mortgage Investors VIII, LP, an affiliated mortgage fund, transferred to the company two performing loans in-full at par value, which approximates fair value, of approximately $5,890,000. The company paid cash for the loans and the affiliated mortgage fund has no continuing obligation or involvement on the loans. No loans were transferred during the six months ended June 30, 2019.

Formation loan

Formation loan transactions are presented in the following table.

	For the six months ended	Since Inception
Balance, beginning of period	$4,179,343	$—
Formation loan advances to RMC	186,656	5,626,566
Payments received from RMC	—	(1,199,716)
Early withdrawal penalties applied	(41,669)	(102,520)
Balance, June 30, 2019	$4,324,330	$4,324,330
Subscription proceeds since inception		$80,256,995
Formation loan advance rate		7%

The future minimum payments on the formation loan, net of early withdrawal penalties, as of June 30, 2019 are presented in the following table.

2019	$376,265
2020	417,934
2021	417,934
2022	417,934
2023	417,934
Thereafter	2,276,329
Total	$4,324,330

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

Member capital withdrawals

The table below presents the company’s unit redemptions for the three and six months ended June 30, 2019 and 2018.

	Three months ended		Six months ended
	2019	2018	2019	2018
Capital redemptions-without penalty	$375,080	$259,817	$742,476	$575,867
Capital redemptions-subject to penalty	448,574	39,423	1,173,574	126,773
Total	$823,654	$299,240	$1,916,050	$702,640

Early withdrawal penalties	$15,584	$2,221	$61,084	$3,968

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2019 (unaudited)

At June 30, 2019, scheduled future redemptions of members' capital was $883,523, all of which is scheduled for payment in 2019.

Reimbursement and allocation of organization and offering expenses

Per the Operating Agreement, the manager is reimbursed for, or the company may pay directly, O&O expenses incurred in connection with the organization of the company or offering of the units including, without limitation, attorneys’ fees, accounting fees, printing costs and other selling expenses (other than sales commissions) in a total amount not exceeding 4.5% of the original purchase price of all units (other than DRIP units) sold in all offerings (hereafter, the “maximum O&O expenses”), and the manager pays any O&O expenses in excess of the maximum O&O expenses.

For each calendar quarter or portion thereof after December 31, 2015, that a member holds units (other than DRIP units) and for a maximum of forty (40) such quarters, a portion of the O&O expenses borne by the company is allocated to and debited from that member’s capital account in an annual amount equal to 0.45% of the member’s original purchase price for those units, in equal quarterly installments of 0.1125% each commencing with the later of the first calendar quarter of 2016 or the first full calendar quarter after a member’s purchase of units, and continuing through the quarter in which such units are redeemed. If at any time the aggregate O&O expenses actually paid or reimbursed by the company since inception are less than the maximum O&O expenses, the company shall first reimburse the manager for any O&O expenses previously borne by it so long as it does not result in the company bearing more than the maximum O&O expenses, and any savings thereafter remaining shall be equitably allocated among (and serve to reduce any such subsequent cost allocations to) those members who have not yet received forty (40) quarterly allocations of O&O expenses, as determined in the good faith judgment of the manager.

Unallocated O&O transactions are summarized in the following table.

	2019	Since Inception
Balance, beginning of period	$2,519,458	$—
O&O expenses reimbursed to RMC	185,332	3,671,853
Early withdrawal penalties applied (1)	(19,415)	(60,290)
O&O expenses allocated(2)	(162,490)	(848,846)
O&O expenses repaid to Members' Capital by RMC(3)	(62,499)	(302,331)
Balance, June 30	$2,460,386	$2,460,386

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
(3)

RMC is obligated under the Operating Agreement to repay the company for unallocated O&O expenses attributed to units redeemed prior to the 40 quarterly allocations. RMC estimated its future obligations to repay unallocated O&O expenses on scheduled redemptions as of June 30, 2019, to be approximately $20,124, to be offset by early withdrawal penalties. At June 30, 2019, RMI IX owed the manager $11,974 to refund a June 2019 overpayment relating to the transactions described above.

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years.  Loans acquired are generally done so within the first six months of origination, and purchased at the current par value, which approximates fair value.

As of June 30, 2019, 80 of the company’s 82 loans (representing 99% of the aggregate principal of the company’s loan portfolio) have a loan term of five years or less from loan inception. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment penalty provision.

As of June 30, 2019, 56 loans outstanding (representing 56% of the aggregate principal balance of the company’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity. The remaining loans provide for monthly payments of interest only, with the principal balance due at maturity.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2019 (unaudited)

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the three and six months ended June 30, 2019.

	For the three months ended	For the six months ended
Principal, beginning of period	$66,416,481	$62,115,713
Loans originated	14,595,000	30,922,000
Loans sold to non-affiliate	—	(136,640)
Principal payments received	(10,088,604)	(21,978,196)
Principal June 30, 2019	$70,922,877	$70,922,877

In March 2019, one loan with principal of $136,640, that had been designated as impaired and in non-accrual status, was sold to an unaffiliated third party which specializes in the resolution of such loans. The loan was sold for $143,000, of which $1,711 was recognized as interest income, and $4,649 was repayment of outstanding advances, with $10,791 in foregone interest.

On July 29, 2019 the company sold to an unaffiliated third party (the Buyer) 8 loans with aggregate principal of $4,278,490 at a price that netted an immaterial gain (the July 2019 sale). The buyer has 30 days from the sale to request a refund of the gain, for any loans that pay in full.

During the three and six months ended June 30, 2019, the company renewed one loan with principal of $400,000. See Note 3 (Manager and Other Related Parties) for a description of loans transferred by executed assignments between affiliates. The company originates loans with the intent to hold the loans until maturity.

Borrower payments are deposited into a bank trust account established by RMC, pursuant to California regulation, and are subsequently disbursed to the company after an appropriate holding period, to ensure the funds are collected. At June 30, 2019, the trust account held a balance of $44,308, consisting of borrower payments, all of which was disbursed to RMI IX’s bank account on or before July 17, 2019.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2019 (unaudited)

Loan characteristics

Secured loans had the characteristics presented in the following table.

	June 30,	December 31,
	2019	2018
Number of secured loans	82	83
Secured loans – principal	$70,922,877	$62,115,713
Secured loans – lowest interest rate (fixed)	7.3%	7.0%
Secured loans – highest interest rate (fixed)	10.5%	10.5%

Average secured loan – principal	$864,913	$748,382
Average principal as percent of total principal	1.2%	1.2%
Average principal as percent of members’ capital, net	1.1%	1.0%
Average principal as percent of total assets	1.1%	1.0%

Largest secured loan – principal	$5,500,000	$4,000,000
Largest principal as percent of total principal	7.8%	6.4%
Largest principal as percent of members’ capital, net	6.9%	5.2%
Largest principal as percent of total assets	7.3%	5.5%

Smallest secured loan – principal	$58,321	$74,390
Smallest principal as percent of total principal	0.1%	0.1%
Smallest principal as percent of members’ capital, net	0.1%	0.1%
Smallest principal as percent of total assets	0.1%	0.1%

Number of California counties where security is located	18	15
Largest percentage of principal in one California county	20.5%	25.0%

Number of secured loans with filed notice of default	2	2
Secured loans in foreclosure – principal	$2,308,789	$565,685

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

Number of secured loans with prepaid interest	1	—
Prepaid interest	$52,500	$—

As of June 30, 2019, the company’s largest loan with principal of $5,500,000 is secured by an office building located in Santa Clara County, bears an interest rate of 8.25% and matures on June 1, 2021.

As of June 30, 2019, the company had 2 loans with filed notices of default. As of June 30, 2019, the company had no construction loans outstanding, no rehabilitation loans outstanding, and  no commitments to fund construction or rehabilitation loans.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2019 (unaudited)

Lien position

Secured loans had the lien positions presented in the following table.

	June 30, 2019			December 31, 2018
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	40	$35,830,376	51%	41	$29,699,888	48%
Second trust deeds	42	35,092,501	49	42	32,415,825	52
Total principal, secured loans	82	70,922,877	100%	83	62,115,713	100%
Liens due other lenders at loan closing		72,997,929			65,941,118
Total debt		$143,920,806			$128,056,831

Appraised property value at loan closing		$277,234,000			$240,307,000

Percent of total debt to appraised values (LTV) at loan closing(1)		54.5%			54.5%

(1)

Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders.

The July 2019 loan sale (see Note 6 – Subsequent Events) included 8 loans with principal of $4,278,490 secured by first trust deeds.

Property type

Secured loans summarized by property type are presented in the following table.

	June 30, 2019			December 31, 2018
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	55	$38,792,615	55%	60	$42,967,253	69%
Multi-family	9	8,905,869	12	8	8,210,970	13
Commercial	17	21,374,393	30	15	10,937,490	18
Land	1	1,850,000	3	—	—	—
Total principal, secured loans	82	$70,922,877	100%	83	62,115,713	100%

(2)

Single family property type as of June 30, 2019 consists of 10 loans with principal of $5,994,661 that are owner occupied and 45 loans with principal of $32,797,954 that are non-owner occupied.  At December 31, 2018, single family property consisted of 14 loans with principal of $11,398,869 that are owner occupied and 46 loans with principal of $31,568,384 that are non-owner occupied.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2019 (unaudited)

Distribution of loans within California

The distribution of secured loans by counties is presented in the following table.

	June 30, 2019		December 31, 2018
	Principal	Percent	Principal	Percent
San Francisco Bay Area(3)
Santa Clara	$14,547,090	20.5%	$11,756,695	18.9%
San Mateo	13,561,032	19.1	9,619,609	15.5
San Francisco	5,067,454	7.1	5,238,008	8.4
Alameda	3,181,644	4.5	7,306,779	11.8
Sonoma	1,295,903	1.8	1,300,000	2.1
Marin	1,071,825	1.5	575,000	0.9
Solano	600,000	0.9	—	—
Contra Costa	210,281	0.3	725,771	1.2
	39,535,229	55.7	36,521,862	58.8

Other Northern California
Sutter	3,815,000	5.4	—	—
Sacramento	2,054,410	2.9	822,500	1.3
Monterey	1,431,281	2.0	322,716	0.5
Placer	634,370	0.9	637,354	1.0
	7,935,061	11.2	1,782,570	2.8

Northern California Total	47,470,290	66.9	38,304,432	61.6

Los Angeles & Coastal
Los Angeles	14,437,415	20.4	15,514,789	25.0
San Diego	5,330,911	7.5	5,563,635	9.0
Orange	1,154,755	1.6	1,177,446	1.9
Santa Barbara	499,506	0.7	—	—
	21,422,587	30.2	22,255,870	35.9

Other Southern California
San Bernardino	1,200,000	1.7	1,200,000	1.9
Riverside	830,000	1.2	355,411	0.6
	2,030,000	2.9	1,555,411	2.5

Southern California Total	23,452,587	33.1	23,811,281	38.4
Total principal, secured loans	$70,922,877	100.0%	$62,115,713	100.0%

(3)	Includes Silicon Valley

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2019 (unaudited)

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table as of June 30, 2019.

	Loans	Principal	Percent
2019(4)	13	$11,769,934	17%
2020	31	23,913,665	34
2021	22	25,156,102	35
2022	6	1,966,163	3
2023	3	829,902	1
Thereafter	2	908,660	1
Total future maturities	77	64,544,426	91
Matured as of June 30, 2019	5	6,378,451	9
Total principal, secured loans	82	$70,922,877	100%

(4)	Loans scheduled to mature in 2019 from July 1 to December 31.

Loans may be repaid or refinanced before, at or after the contractual maturity date.  On matured loans, the company may continue to accept payments while pursuing collection of amounts owed from borrowers.  Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

The July 2019 loan sale (See Note 6 – Subsequent Events) included 8 loans scheduled to mature as follows: $912,628 (3 loans) in 2020, $1,980,000 (2 loans) in 2021, $477,202 (1 loan) in 2023, and $908,660 (2 loans) in 2024.

Matured loans

Secured loans past maturity are summarized in the following table as of June 30, 2019.

June 30, 2019
Number of loans	5
Principal	6,378,451
Advances	—
Accrued interest	93,324
Total recorded investment	$6,471,775
Principal past maturity as percent of total principal	9%

Of the 5 loans past maturity at June 30, 2019, 2 loans with an aggregate principal balance of approximately $987,610 were designated as impaired. One loan with a principal balance of approximately $220,540 was designated as impaired and in non-accrual status. This loan paid in full in July 2019.

Two loans, with aggregate principal of $4,915,279, which were 60 days delinquent and past maturity, paid in full in July 2019. One loan with principal of $475,562, negotiated an extension agreement with the manager in July 2019, and was current with their payments.

Delinquency

Secured loans summarized by payment delinquency are presented in the following table.

	June 30, 2019		December 31, 2018
	Loans	Principal	Loans	Principal
Past Due
30-89 days	4	$5,638,466	5	$3,828,975
90-179 days	3	1,457,839	—	—
180 or more days	2	2,029,329	2	565,685
Total past due	9	9,125,634	7	4,394,660
Current	73	61,797,243	76	57,721,053
Total principal, secured loans	82	$70,922,877	83	$62,115,713

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2019 (unaudited)

Three loans, with an aggregate principal balance of approximately $5,391,000, were 60 days delinquent and past maturity at June 30, 2019. One loan with a principal balance of approximately $767,000 was 90 days delinquent and past maturity at June 30, 2019. One loan, with a principal balance of approximately $221,000, was 180 days delinquent and at June 30, 2019 was past maturity, paid in full in July 2019.

Loans in non-accrual status

Secured loans in non-accrual status are summarized in the following table as of June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
Number of loans	$2	$2
Principal	2,029,329	565,685
Advances	10,100	10,688
Accrued interest	85,695	19,831
Total recorded investment	$2,125,124	$596,204
Foregone interest	$39,907	$33,410

At June 30, 2019, 3 loans with an aggregate principal balance of approximately $1,458,000 were 90 or more days delinquent and not in non-accrual status, as their LTV’s were deemed adequately collateralized. No loans were 90 or more days delinquent and not in non-accrual status at December 31, 2018. In July 2019, one loan with  principal of approximately $220,540 which had been designated as impaired and in non-accrual status, was paid in full.

Impaired loans/allowance for loan losses

	June 30, 2019	December 31, 2018
Principal	$3,487,167	$3,841,148
Recorded investment(6)	3,668,610	3,950,157
Impaired loans without allowance	3,668,610	3,950,157
Impaired loans with allowance	—	—
Allowance for loan losses, impaired loans	—	—

Number of loans	5	6
LTV	54.1%	54.7%

(6) Recorded investment is the sum of the principal, advances, and interest accrued for financial reporting purposes.

Impaired loans had average balances and interest income recognized and received in cash as presented in the following tables as of and for the six months ended June 30, 2019 and the year ended December 31, 2018.

	June 30, 2019	December 31, 2018
Average recorded investment	$3,809,384	$2,050,897
Interest income recognized	138,612	23,848
Interest income received in cash	37,919	21,670

No loan payment modifications were made during the three and six months ended June 30, 2019, and no modifications were in effect at June 30, 2019 and December 31, 2018.

No allowance for loan losses has been recorded as all loans were deemed to have protective equity (i.e., low loan-to-value ratio) such that collection is reasonably assured for all amounts owing.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2019 (unaudited)

Fair Value

In 2019 and 2018 certain performing loans were sold at an immaterial gain (net of expenses). Therefore, the recorded amount of the preforming loans (i.e., the loan balance) is deemed to approximate fair value, as is the loan balance of loans designated impaired for which a specific reserve has not been recorded (i.e., the loan is well collateralized such that collection of the amount owed is assured, including foregone interest, if any).

Loans designated impaired (i.e., that are collateral dependent) are measured at fair value on a non-recurring basis when the net realizable value of the real property collateral is determined to be less than the loan balance. No impaired loans were measured at fair value on a non-recurring basis at and for the periods ended June 30, 2019 or December 31, 2018.

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

June 30, 2019 (unaudited)

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

Commitments

At June 30, 2019, scheduled future redemptions of members' capital was $883,523, all of which is scheduled for payment in 2019.

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

NOTE 6 – SUBSEQUENT EVENTS

On July 29, 2019 the company sold to an unaffiliated third party 8 loans with aggregate principal of $4,278,490 at a price that netted an immaterial gain. The buyer has 30 days from the sale to request a refund of the gain, for any loans that pay in full.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission (or SEC). The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operations results to be expected for the full year.

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

In the event that redemption requests in excess of the foregoing limitations are received by the manager, such redemption requests will be honored in the following order of priority:

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

In March 2018, RMC communicated to the members its planned and ongoing reductions in financial support and that net income, cash available for distribution and the net distribution rate were expected to decrease correspondingly. In April 2018, the company commenced paying all of its direct expenses for professional-service fees (legal and audit/tax compliance) and other operating expenses (postage, printing etc.). RMC began collection of the asset management fee of 75 basis points (0.75%) in the second quarter of 2019, and similarly plans to commence collection of the cost reimbursements from RMC in 2020.

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

In the publication “California Job Growth Appears to Be Back on Track” dated July 19, 2019:

“After a slow start earlier this year, California’s economy appears to have shifted back into high gear. Nonfarm employment surged during the second quarter, with employers adding 46,200 jobs in June, following gains of 21,600 jobs in May and 48,600 jobs in April. The 116,400 jobs added during the second quarter is two and half times what was added during the first quarter of the year.”

“Construction employment jumped 1.3% in June, as builders and contractors added 11,900 new jobs. Employment is up 4.4% over the past year, with gains evident in residential, commercial and infrastructure projects.”

“Worries that a handful of disappointing initial public offerings might be a precursor of a broader slowdown in California’s tech sector now look incredibly premature. Hiring in the tech sector remains exceptionally strong, particularly anything related to cloud computing, data storage, digital content and internet search. Production of tech hardware also appears to be ramping up, with strong job growth reported at producers of computers and electronic equipment and semiconductor manufacturers.”

“Measuring tech employment from the monthly employment data is somewhat difficult. We often use the sum of professional & technical services and information services as a real-time proxy for California tech employment because these broad industry categories are the closest that we can get to isolating the tech sector in the seasonally adjusted data. Unfortunately, these broad categories include many of the industries being disrupted by new rapidly growing technologies. Employment in the information sector has risen 2.7% over the past year, resulting in a gain of 14,400 jobs.”

“All of the gain in the information sector has come from the tech-driven industries, mostly in the catch-all category labeled other information services. Employment in this sector, which includes many of the jobs in cloud computing, data storage and digital streaming, has surged 13.1% over the past year, resulting in 15,000 net new jobs (600 more than the broader information category). Moreover, hiring continues to rise solidly in other key industry subcategories, including software publishing (+4.3%) and data processing, data hosting and related services (+8.0%), which includes much of social media and internet search.”

“The rapid growth in the tech sector helps explain why so much of California’s job growth continues to be concentrated in the San Francisco Bay area and Los Angeles, particularly West L.A., which is home to a substantial portion of the digital media industry. Southern California led the state in job growth this past month, with the greater Los Angeles area adding 17,900 jobs. Most of that was in Los Angeles, which added 7,300 jobs. The Inland Empire added 6,200 jobs, and employers added 3,000 jobs in Orange County. The San Francisco Bay area saw a net gain of 12,900 jobs in June and has added 67,500 jobs so far this year, accounting for 40% of the jobs added in California so far this year”.

In the publication “FOMC Cuts Rates 25 bps, but Two Members Dissent” dated July 31, 2019:

“As widely expected, the Federal Open Market Committee (FOMC) decided at its meeting today to reduce the range for the federal funds rate 25 bps. That range now spans 2.00% to 2.25%. The committee also decided to end the reduction in its balance sheet in August, which has been underway since October 2017. Previously, the FOMC said that it would end its balance sheet run-off in October.”

“But those two actions were essentially the only nods toward a dovish policy action. For starters, the statement that accompanied today’s announcement was very similar to that which was released after the last FOMC meeting on June 19. The committee characterized the labor market as “strong” and said that “economic activity has been rising at a moderate rate.” The FOMC went on to say that “growth of household spending has picked up from earlier in the year”—an acknowledgement of the 4.3% annualized growth rate in real personal consumption expenditures in Q2—but that “business fixed investment has been soft.” The committee views a sustained expansion in economic activity as the most likely outcome, but acknowledged that there are uncertainties associated with this view.”

“Regarding inflation, the FOMC said that it is “running below 2 percent,” which is the Fed’s target, and it stated that “market-based measures of inflation compensation remain low.” This undershoot of inflation relative to target and the low level of inflation expectations give the committee room to cut rates further in coming months.”

“But lower rates in the future are not necessarily preordained. Kansas City Fed President George and Boston Fed President Rosengren dissented from today’s rate-cut decision. Both voting members of the FOMC would have preferred to have kept rates on hold, and there may have been additional non-voting members who would have preferred no action as well. (We will get more color on what members thought when the minutes of the meeting are released in a few weeks.) The FOMC is a consensus-driven body, and it will become harder to convince a “critical mass” of committee members to continue easing policy the lower rates go. That said, the FOMC stated that it will be observing a whole range of incoming information as it “contemplates the future path of the fed funds rate.”

“We continue to look for one additional 25 bps rate cut, probably at the October 30 policy meeting. Today’s policy action should be viewed as an “insurance” rate cut. In the context of uncertainties about the economic outlook and below-target inflation, easier policy seems to be warranted. In our view, another 25 bps rate cut would constitute additional “insurance” against a more pronounced slowdown.”

Key Performance Indicators

The table below shows key performance indicators at and for the six months ended June 30.

	2019	2018
Secured loans – end of period balance	$70,922,877	$53,538,730
Secured loans – average daily balance	$65,495,000	$59,332,000

Interest on loans, gross	$2,878,865	$2,496,900
Portfolio interest rate(1)	8.8%	8.4%
Effective yield rate(2)	8.8%	8.4%

Amortization of loan administrative fees, net(7)	$—	$3,254

Interest on loans, net	$2,878,865	$2,493,647
Percent of average daily balance(2)	8.8%	8.4%

Provision for loan losses	$—	$—
Percent of average daily balance(2)	0.0%	0.0%

Total operations expense(7)	$372,202	$171,273

Net Income(7)	$2,533,290	$2,346,862
Percent of average members’ capital(3)(4)	6.2%	6.6%

Member Distributions, net	$2,227,868	$2,178,920
Percent of average members’ capital(3)(5)	5.5%	6.1%

Members’ capital, gross – end of period balance	$81,934,546	$76,346,119
Members’ capital, gross – average daily balance	$80,666,000	$70,621,000

Member Redemptions(6)	$1,916,050	$702,640
(1)	Stated note interest rate, weighted daily average (annualized)
(2)	Percent of secured loans – average daily balance (annualized)
(3)	Percent of members’ capital, gross – average daily balance (annualized)
(4)	Percent based on the net income available to members (excluding 1% allocated to manager)
(5)	Members Distributions is net of O&O expenses allocated to members’ accounts during the year
(6)	Scheduled member redemptions as of June 30, 2019 were $883,523 payable in 2019. Scheduled member redemptions as of June 30, 2018 were $929,284.

(7) See Note 1 (Organization and General) and Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 2.

The table below shows key performance indicators at and for the three months ended June 30.

	2019	2018
Secured loans – end of period balance	$70,922,877	$53,538,730
Secured loans – average daily balance	$68,745,000	$62,866,000

Interest on loans, gross	$1,517,873	$1,319,168
Portfolio interest rate(1)	8.8%	8.4%
Effective yield rate(2)	8.8%	8.4%

Amortization of loan administrative fees, net(7)	—	3,254

Interest on loans, net	$1,517,873	$1,315,915
Percent of average daily balance(2)	8.8%	8.4%

Provision for loan losses	$—	$—
Percent of average daily balance(2)	0.0%	0.0%

Total operations expense(7)	$182,883	$131,319

Net Income(7)	$1,344,632	$1,204,373
Percent of average members’ capital(3)(4)	6.5%	6.6%

Member Distributions, net	$1,116,861	$1,088,573
Percent of average members’ capital(3)(5)	5.5%	5.9%

Members’ capital, gross – end of period balance	$81,934,546	$76,346,119
Members’ capital, gross – average daily balance	$81,458,000	$72,774,000

Member Redemptions(6)	$823,654	$299,240
(1)	Stated note interest rate, weighted daily average (annualized)
(2)	Percent of secured loans – average daily balance (annualized)
(3)	Percent of members’ capital, gross – average daily balance (annualized)
(4)	Percent based on the net income available to members (excluding 1% allocated to manager)
(5)	Members Distributions is net of O&O expenses allocated to members’ accounts during the year
(6)	Scheduled member redemptions as of June 30, 2019 were $883,523 payable in 2019. Scheduled member redemptions as of June 30, 2018 were $929,284.

(7) See Note 1 (Organization and General) and Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 2.

Secured loans

The secured loan balance at June 30, 2019 of $70,922,877 was an increase of approximately 32.5% ($17.4 million) over the June 30, 2018 secured loan balance of $53,538,730. The increase in the secured loan balance is consistent with the increased members’ capital of approximately 7.3% ($5.6 million). New loans originated were approximately $14.6 million for the three months ended June 30, 2019. Members’ capital increased approximately $1,969,000 for the three months ended June 30, 2019. Secured loans as a percent of members’ capital (based on average balances) was 84.4% and 86.4% for three months ended June 30, 2019 and 2018, respectively.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., safety margins to outstanding debt) as indicated by the overall conservative weighted average loan-to-value ratio (LTV) which at June 30, 2019 was approximately 54.5%. Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 45.5% in the property, and we as lenders have lent in the aggregate 54.5% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations on the secured loan portfolio and on the allowance for loan losses, which presentations are incorporated by this reference into this Item 2.

Performance overview

Revenue from the interest on loans, net for the six months ended June 30, 2019 increased by approximately $385,000, over the same period in 2018, due to the increased average secured loan balance, approximately $29,000 in default interest collected on three loans that had been designated impaired, and an increase in the average portfolio interest rate (8.8% in 2019 and 8.4% in 2018). Operations expense for the six months ended June 30, 2019 increased by approximately $201,000, over the same period in 2018 due primarily to the termination of financial support from RMC of our direct operating expenses (e.g. professional services and other direct operating expenses) beginning April 1, 2018, an increase in mortgage servicing fees due to an increased loan portfolio, and RMC, at its sole discretion, electing to begin collecting asset management fees in June 2019. The annualized net distribution rate for the six months ended June 30, 2019, was 5.5%. In all periods presented, the manager, at its sole discretion, provided financial support that increased net income and the return to investors.

RMC support provided, as detailed below, totaled approximately $412,000 and $449,000 for the three months ended, and $874,000 and $1,054,000 for the six months ended June 30, 2019 and 2018, respectively. Mortgage servicing fees and asset management fees which could have been collected increased during the three and six months ended June 30, 2019 compared to the same period in 2018 due to increased loan and capital balances. Beginning April 1, 2018, RMI IX paid all direct operating expenses (i.e., professional services and other direct operating expenses) resulting in an increase in professional services and other expense during the six months ended June 30, 2019 compared to the same period in 2018. Prior to April 1, 2018, RMC, at its sole discretion, had elected to absorb some or all of RMI IX’s professional services and other direct expenses. The secured loan, and members’ capital balances are used as a base for the calculation for fees charged by RMC, and increases or decreases in the balances will have a similar effect on the total amount chargeable by RMC.  The decision to waive all or a portion of these fees is made by RMC, in its sole discretion. In March 2018, RMC communicated to the members its planned and ongoing reductions in financial support and that net income, cash available for distribution and the net distribution rate were expected to decrease correspondingly. RMC began the collection of the asset management fees in June 2019, and plans to commence collection of reimbursement of cost from RMC in 2020. See Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item I of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 2.

Analysis and Discussion of income from operations 2019 v. 2018 (six months ended)

Significant changes to revenue and expenses during the six months ended June 30, 2019 and 2018 are summarized in the following table.

	Interest on loans, net	Provision For Loan Losses	Operations Expense	Net Income
For the six months ended
June 30, 2019	$2,878,865	—	372,202	2,533,290
June 30, 2018	2,493,647	—	171,273	2,346,862
Change	$385,218	—	200,929	186,428

Change
Loan balance increase	143,922	—	7,682	136,240
Loan portfolio effective yield rate	241,296	—	—	241,296
Gain on sale, loans	—	—	—	(14,246)
Late fees	—	—	—	16,385
Capital balance increase	—	—	41,545	(41,545)
RMC fees/costs waived	—	—	2,677	(2,677)
Reduced support from RMC	—	—	157,399	(157,399)
Cost allocated from RMC	—	—	(4,493)	4,493
California tax payment	—	—	11,790	(11,790)
Other	—	—	(15,671)	15,671
Change	$385,218	—	200,929	186,428

The table above displays only significant changes to net income for the period, and is not intended to cross-foot.

See Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 2. See “Performance Overview” for a discussion of RMC’s plans to reduce and eventually eliminate fee waivers and cost absorptions.

Interest on Loans, net

Interest on loans increased due to growth of the secured loan portfolio, approximately $29,000 in default interest collected on loans that had been designated impaired during the six months ended June 30, 2019, and an increase in the average portfolio interest rate (8.8% in 2019 and 8.4% in 2018). The secured loan portfolio has strong payment history with two loans (representing 2.9% of the aggregate principal balance of the company’s loan portfolio) currently designated as non-accrual at June 30, 2019. The secured loans – average daily balance at June 30, 2019 was $65.5 million, an increase of approximately $6.2 million, or 10.4% over the average daily balance at June 30, 2018 of approximately $59.3 million.

Provision for loan losses

At June 30, 2019 and 2018, the company had not recorded an allowance for loan losses as all loans had protective equity such that at June 30, 2019 and 2018, collection was deemed probable for amounts owed by the borrowers.

Total principal amounts past due more than 90 days at June 30, 2019 and 2018 were $3,487,168 and $567,210 (representing 4.9% and 1.1% of the aggregate principal balance of the company’s loan portfolio), respectively.

Operations expense

Operations expense as a percent of interest on loans, net was approximately 12.9% and 6.9% for the six months ended June 30, 2019 and 2018, respectively. The increase in operations expense was due primarily to RMC ceasing to absorb our direct operating expenses (e.g. professional service expense and other direct operating expenses), beginning April 1, 2018, an increase in mortgage servicing fees due to an increase average daily balance in the secured loan portfolio, and RMC, in its sole discretion, electing to collect asset management fees in beginning in June 2019.

Significant changes to operations expense during the six months ended June 30, 2019 and 2018, are summarized in the following table.

	Mortgage Servicing Fees	Asset Management Fees, net	Costs From RMC, net	Professional Services, net	Other	Total
For the six months ended
June 30, 2019	$81,560	39,729	—	226,175	24,738	372,202
June 30, 2018	73,878	—	—	88,898	8,497	171,273
Change	$7,682	39,729	—	137,277	16,241	200,929

Change
Loan balance increase	$7,682	—	—	—	—	7,682
Capital balance increase	—	28,464	13,081	—	—	41,545
RMC fees/costs waived	—	11,265	(13,081)	—	—	(1,816)
Reduced support from RMC	—	—	—	143,152	14,247	157,399
California tax payment	—	—	—	—	11,790	11,790
Other	—	—	—	(5,875)	(9,796)	(15,671)
Change	$7,682	39,729	—	137,277	16,241	200,929

See Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 2. See “Performance Overview” for a discussion of RMC’s plans to reduce and eventually eliminate fee waivers and cost absorptions.

Mortgage Servicing fees

The increase in mortgage servicing fees of $7,682 was attributed to the increase in the average daily secured loan portfolio to $65,495,000, noted above in Key Performance Indicators, at the annual rate of 0.25%.

Asset management fee

The total amount of asset management fees chargeable were $238,374 and $209,910 for the six months ended June 30, 2019 and 2018, respectively. The increase in asset management fees chargeable was due to the increase in total capital under management. Total members capital at June 30, 2019 and 2018 was approximately $81,935,000 and $76,346,000, respectively. RMC, at its sole discretion, elected to begin collecting asset management fees in June 2019 totaling $39,729. Of the total asset management fees chargeable, RMC, at its sole discretion, waived $198,645 and $209,910 during the six months ended June 30, 2019 and 2018, respectively. The asset management fee is chargeable in an amount up to three-quarters of one percent (0.75%) annually of the portion of the capital originally committed to investment in mortgages, not including leverage, and including up to two percent (2%) of working capital reserves. This amount will be recomputed annually after the second full year of operations by subtracting from the then fair value of the company’s loans plus working capital reserves, an amount equal to the outstanding debt.

Costs from RMC, net

Cost incurred by RMC, for which reimbursement could have been requested were $366,102 and $362,007 for the six months ended June 30, 2019 and 2018, respectively. RMC, at its sole discretion, waived all reimbursements for the six months ended June 30, 2019 and 2018. The decrease in costs from RMC, net chargeable was due primarily to a decrease in allocable expenses incurred by RMC, specifically relating to payroll and consultant expenses. RMC, per the Operating Agreement, may request reimbursement by the company for operations expense incurred on behalf of the company, including without limitation, postage and preparation of reports to members and out-of-pocket general and administration expenses. Certain of these qualifying costs (e.g. postage) can be tracked by RMC as specifically attributable to the company. Other costs (e.g. RMC’s accounting and audit fees, legal fees and expenses, qualifying payroll expenses, occupancy, and insurance premium) are allocated on a pro-rata basis (e.g. by the company’s percentage of total capital of all mortgage funds managed by RMC). Payroll and consulting fees are broken out first based on activity, and then allocated to the company on a pro-rata basis based on percentage of capital to the total capital of all affiliated mortgage funds managed by RMC. Increases or decreases in members’ capital or secured loan balances will have a similar effect on the total amount chargeable by RMC.  The decision to waive all or a portion of these fees is made by RMC, in its sole discretion.

Professional Services

Professional services consist primarily of legal, audit and tax-compliance expenses. Professional service expense incurred during the six months ended June 30, 2019 and 2018 was $226,175 and $232,050, respectively. Beginning April 1, 2018, RMI IX paid for all professional service expenses directly. Prior to April 1, 2018, RMC, at its sole discretion, had elected to absorb some or all of RMI IX’s expenses for professional services. During the six months ended June 30, 2018, RMC, in its sole discretion, reimbursed $143,152 of professional services expense.

Analysis and Discussion of income from operations 2019 v. 2018 (three months ended)

Significant changes to revenue and expenses during the three months ended June 30, 2019 and 2018 are summarized in the following table.

	Interest on loans, net	Provision For Loan Losses	Operations Expense	Net Income
For the three months ended
June 30, 2019	$1,517,873	—	182,883	1,344,632
June 30, 2018	1,315,915	—	131,319	1,204,373
Change	$201,958	—	51,564	140,259

Change
Loan balance increase	$129,184	—	4,220	124,964
Loan portfolio effective yield rate	72,774	—	—	72,774
Gain on sale, loans	—	—	—	(14,246)
Late fees	—	—	—	4,111
Capital balance increase	—	—	22,820	(22,820)
RMC fees/costs waived	—	—	16,909	(16,909)
California tax payment	—	—	11,790	(11,790)
Other	—	—	(4,175)	4,175
Change	$201,958	—	51,564	140,259

The table above displays only significant changes to net income for the period, and is not intended to cross-foot.

See Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 2. See “Performance Overview” for a discussion of RMC’s plans to reduce and eventually eliminate fee waivers and cost absorptions.

Interest on Loans, net

Interest on loans increased approximately $202,000 due to growth of the secured loan portfolio, and an increase in the average portfolio interest rate (8.8% in 2019 and 8.4% in 2018). The portfolio has strong payment history with two loans (representing 2.9% of the aggregate principal balance of the company’s loan portfolio) currently designated as non-accrual at June 30, 2019. The Secured loans – average daily balance at June 30, 2019  was $68.7 million, an increase of approximately $5.9 million, or 9.4% over the average daily balance at June 30, 2018 of approximately $62.8 million.

Provision for loan losses

At June 30, 2019 and 2018, the company had not recorded an allowance for loan losses as all loans had protective equity such that at June 30, 2019 and 2018, collection was deemed probable for amounts owed by the borrowers.

Total principal amounts past due more than 90 days at June 30, 2019 and 2018 were $3,487,168 and $567,210 (representing 4.9% and 1.1% of the aggregate principal balance of the company’s loan portfolio), respectively.

Operations expense

Operations expense as a percent of interest on loans, net was approximately 12.0% and 10.0% for the three months ended June 30, 2019 and 2018, respectively. The increase in operations expense was due primarily to RMC ceasing to absorb our direct operating expenses (e.g. professional service expense and other direct operating expenses), beginning April 1, 2018, an increase in mortgage servicing fees due to an increase average daily balance in the secured loan portfolio, and RMC, in its sole discretion, electing to collect asset management fees beginning in June 2019.

Significant changes to operations expense during the three months ended June 30, 2019 and 2018, are summarized in the following table.

	Mortgage Servicing Fees	Asset Management Fees, net	Costs From RMC, net	Professional Services, net	Other	Total
For the three months ended
June 30, 2019	$42,914	39,729	—	78,858	21,382	182,883
June 30, 2018	38,694	—	—	84,213	8,412	131,319
Change	$4,220	39,729	—	(5,355)	12,970	51,564

Change
Loan balance increase	$4,220	—	—	—	—	4,220
Capital balance increase	—	14,232	8,588	—	—	22,820
RMC fees/costs waived	—	25,497	(8,588)	—	—	16,909
California tax payment	—	—	—	—	11,790	11,790
Other	—	—	—	(5,355)	1,180	(4,175)
Change	$4,220	39,729	—	(5,355)	12,970	51,564

See Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 2. See “Performance Overview” for a discussion of RMC’s plans to reduce and eventually eliminate fee waivers and cost absorptions.

Mortgage Servicing fees

The increase in mortgage servicing fees of $4,220 was attributed to the increase in the average daily secured loan portfolio to $68,745,000, noted above in Key Performance Indicators, at the annual rate of 0.25%.

Asset management fee

The total amount of asset management fees chargeable were $119,187 and $104,955 for the three months ended June 30, 2019 and 2018, respectively. The increase in asset management fees chargeable was due to the increase in total capital under management. Total members capital at June 30, 2019 and 2018 was approximately $81,935,000 and $76,346,000, respectively. RMC, at its sole discretion, elected to begin collecting asset management fees in June 2019 totaling $39,729. Of the total asset management fees chargeable, RMC, at its sole discretion, waived $79,458 and $104,955 during the three months ended June 30, 2019 and 2018, respectively. The asset management fee is chargeable in an amount up to three-quarters of one percent (0.75%) annually of the portion of the capital originally committed to investment in mortgages, not including leverage, and including up to two percent (2%) of working capital reserves. This amount will be recomputed annually after the second full year of operations by subtracting from the then fair value of the company’s loans plus working capital reserves, an amount equal to the outstanding debt.

Costs from RMC, net

Cost incurred by RMC, for which reimbursement could have been requested were $186,446 and $177,858 for the three months ended June 30, 2019 and 2018, respectively. RMC, at its sole discretion, waived all reimbursements for the three months ended June 30, 2019 and 2018. RMC, per the Operating Agreement, may request reimbursement by the company for operations expense incurred on behalf of the company, including without limitation, postage and preparation of reports to members and out-of-pocket general and administration expenses. Certain of these qualifying costs (e.g. postage) can be tracked by RMC as specifically attributable to the company. Other costs (e.g. RMC’s accounting and audit fees, legal fees and expenses, qualifying payroll expenses, occupancy, and insurance premium) are allocated on a pro-rata basis (e.g. by the company’s percentage of total capital of all mortgage funds managed by RMC). Payroll and consulting fees are broken out first based on activity, and then allocated to the company on a pro-rata basis based on percentage of capital to the total capital of all affiliated mortgage funds managed by RMC. Increases or decreases in members’ capital or secured loan balances will have a similar effect on the total amount chargeable by RMC.  The decision to waive all or a portion of these fees is made by RMC, in its sole discretion.

Professional Services

Professional services consist primarily of legal, audit and tax-compliance expenses. Professional service expense incurred during the three months ended June 30, 2019 and 2018 was $78,858 and $84,213, respectively. No professional services were reimbursed by RMC during the three months ended June 30, 2019 and 2018, respectively.

Members' capital, cash flows and liquidity

The table below shows Cash flows by business activity for the three and six months ended June 30.

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Members’ capital
Contributions by members	$561,586	$3,101,230	$2,682,154	$7,449,992
Organization and offering costs, net	(66,439)	(269,560)	(122,833)	(401,060)
Formation loan, net	(45,728)	(211,727)	(186,656)	(569,521)
Redemptions, net	(808,070)	(299,240)	(1,854,966)	(702,640)
Earnings distributed to members	(515,576)	(537,781)	(1,023,687)	(1,029,850)
Cash – members’ capital, net	(874,227)	1,782,922	(505,988)	4,746,921
Loan principal/advances/interest
Principal collected	$10,088,604	$6,855,023	$21,978,196	$19,594,640
Loans sold to non-affiliate, net	—	14,163,158	143,000	14,163,158
Interest received, net	1,486,895	1,224,758	2,761,760	2,388,949
Other loan income	9,742	4,483	26,877	9,344
Loan funding & advances, net	(14,592,529)	(16,593,435)	(30,926,532)	(26,542,583)
Loans transferred from affiliates	—	—	—	(5,889,819)
Cash – loans, net	(3,007,288)	5,653,987	(6,016,699)	3,723,689

Operations expense	(194,942)	(163,236)	(369,481)	(165,839)

Net change in cash	$(4,076,457)	$7,273,673	$(6,892,168)	$8,304,771

The table below shows the company’s unit redemptions for the three and six months ended June 30, 2019 and 2018.

	Three months ended		Six months ended
	2019	2018	2019	2018
Capital redemptions-without penalty	$375,080	$259,817	$742,476	$575,867
Capital redemptions-subject to penalty	448,574	39,423	1,173,574	126,773
Total	$823,654	$299,240	$1,916,050	$702,640

Early withdrawal penalties	$15,584	$2,221	$61,084	$3,968

Ongoing public offering of units/ SEC Registrations

The company’s Registration Statement on Form S-11 filed with the SEC in June 2016 (SEC File No. 333-208315) to offer up to 120,000,000 units ($120,000,000) to the public and 20,000,000 units ($20,000,000) to its members pursuant to the DRIP, was not renewed in 2019 and the offer expired April 30, 2019. On June 11, 2019, the company filed a Post-Effective Amendment No. 5 with the SEC (SEC File No. 333-208315) to deregister all of the units which were registered under its Form S-11 Registration Statement that remained unsold as of April 30, 2019.

On May 9, 2019, the company filed a Registration Statement on Form S-3 with the SEC (SEC File No. 333-231333) to offer up to 15,000,000 units ($15,000,000) to members of record as of April 30, 2019 that had previously elected to participate in the DRIP or that elect to participate in the DRIP. The Registration Statement on Form S-3 became effective on May 9, 2019.

As of June 30, 2019, the gross proceeds from sales of units from inception (October, 2009) was approximately $90,476,000, of which approximately $9,857,000 were from sales to members under our DRIP.

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

Contractual obligations

At June 30, 2019, scheduled redemptions of members' capital equaled $883,523,  all of which is scheduled to be paid in 2019.

At June 30, 2019, the company had no construction or rehabilitation loans outstanding.

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

RMC, as the manager, carried out an evaluation, with the participation of RMC's President (acting as principal executive officer/principal financial officer) of the effectiveness of the design and operation of the manager's controls and procedures over financial reporting and disclosure (as defined in Rule 13a-15 of the Exchange Act) as of and for the period covered by this report. Based upon that evaluation, RMC's principal executive officer/principal financial officer concluded, as of the end of such period, that the manager's disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.

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

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes or protect or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance.  As of June 30, 2019, the company was not involved in any legal proceedings other than those that would be considered part of the normal course of business.

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

Use of Proceeds from Registered Securities

The company’s Registration Statement on Form S-11 filed with the SEC in June 2016 (SEC File No. 333-208315) to offer up to 120,000,000 units ($120,000,000) to the public and 20,000,000 units ($20,000,000) to its members pursuant to the DRIP, was not renewed in 2019 and the offer expired April 30, 2019. On June 11, 2019, the company filed a Post-Effective Amendment No. 5 with the SEC (SEC File No. 333-208315) to deregister all of the units which were registered under its Form S-11 Registration Statement that remained unsold as of April 30, 2019.

On May 9, 2019, the company filed a Registration Statement on Form S-3 with the SEC (SEC File No. 333-231333) to offer up to 15,000,000 units ($15,000,000) to members of record as of April 30, 2019 that had previously elected to participate in the DRIP or that elect to participate in the DRIP. The Registration Statement on Form S-3 became effective on May 9, 2019.

As of June 30, 2019, the gross proceeds from sales of units from inception (October, 2009) was approximately $90,476,000, of which approximately $9,857,000 were from sales to members under our DRIP.

The company used the gross proceeds from the sale of the units from inception (October 2009) through June 30, 2019 to:

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

Redemptions are made once a quarter, on the last business day of the quarter. Redemptions for the three months ended June 30, 2019 were $823,654. The unit redemption program is ongoing and available to members beginning one year after the purchase of the units.  The maximum number of units that may be redeemed in any year and the maximum amount of redemption available in any period to members are subject to certain limitations.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: August 9, 2019	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer)