Form 10-Q
period 2019-09-30
Redwood Mortgage Investors IX
filed 2019-11-13
CIK 1448038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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
None

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC

Balance Sheets

September 30, 2019 (unaudited) and December 31, 2018 (audited)

	September 30,	December 31,
ASSETS	2019	2018
Cash and cash equivalents	$1,174,966	$10,674,953
Loans
Principal	73,632,874	62,115,713
Advances	12,369	21,041
Accrued interest	536,731	473,966
Prepaid interest	(21,000)	—
Loan balances secured by deeds of trust	74,160,974	62,610,720

Other receivable	234	—

Total assets	$75,336,174	$73,285,673

LIABILITIES, INVESTORS IN APPLICANT STATUS, AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities	$42,098	$9,321
Payable to affiliate	43,467	—
Total liabilities	85,565	9,321

Commitments and contingencies (Note 5)

Investors in applicant status	—	651,500

Members’ capital, net	79,568,327	76,804,195
Receivable from manager (formation loan)	(4,317,718)	(4,179,343)
Members’ capital, net, less formation loan	75,250,609	72,624,852
Total liabilities, investors in applicant status and members’ capital	$75,336,174	$73,285,673

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Income

For the Three and Nine Months Ended September 30, 2019 and 2018 (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Revenues, net
Interest income	$1,526,142	$1,305,044	$4,405,007	$3,798,691
Late fees	18,162	4,773	44,789	15,015
Gain on sale, loans	20,833	—	20,833	14,246
Total revenues	1,565,137	1,309,817	4,470,629	3,827,952

Provision for loan losses	—	—	—	—

Operations expense
Mortgage servicing fees	40,450	36,266	122,010	110,144
Asset management fees, net (Note 3)	119,187	—	158,916	—
Costs from Redwood Mortgage Corp., net (Note 3)	—	—	—	—
Professional services, net (Note 3)	178,752	90,957	404,927	179,855
Other	19	1,442	24,757	9,939
Total operations expense	338,408	128,665	710,610	299,938
Net income	$1,226,729	$1,181,152	$3,760,019	$3,528,014
Members (99%)	1,214,462	1,169,341	3,722,419	3,492,734
Manager (1%)	12,267	11,811	37,600	35,280
	$1,226,729	$1,181,152	$3,760,019	$3,528,014

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statement of Changes in Members’ Capital

For the Three Months Ended September 30, 2019 (unaudited)

		Members' Capital, net
	Investors In Applicant Status	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at June 30, 2019	$—	$81,934,546	$153,864	$(2,460,386)	$79,628,024
Net income	—	1,214,462	12,267	—	1,226,729
Earnings distributed to members	—	(1,147,807)	—	—	(1,147,807)
Earnings distributed used in DRIP	—	604,814	—	—	604,814
Members’ redemptions	—	(760,856)	—	—	(760,856)
Organization and offering expenses allocated	—	(85,485)	—	85,485	—
Organization and offering expenses repaid by RMC	—	—	—	17,423	17,423
Balance at September 30, 2019	$—	$81,759,674	$166,131	$(2,357,478)	$79,568,327

For the Nine Months Ended September 30, 2019 (unaudited)

		Members' Capital, net
	Investors In Applicant Status	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at December 31, 2018	$651,500	$79,198,453	$125,200	$(2,519,458)	$76,804,195
Contributions on application	2,666,508	—	—	—	—
Contributions admitted to members' capital	(3,318,008)	3,318,008	3,331	—	3,321,339
Premiums paid on application by RMC	12,355	—	—	—	—
Premiums admitted to members' capital	(12,355)	12,355	—	—	12,355
Net income	—	3,722,419	37,600	—	3,760,019
Earnings distributed to members	—	(3,375,675)	—	—	(3,375,675)
Earnings distributed used in DRIP	—	1,808,995	—	—	1,808,995
Members’ redemptions	—	(2,676,906)	—	—	(2,676,906)
Organization and offering expenses	—	—	—	(185,332)	(185,332)
Organization and offering expenses allocated	—	(247,975)	—	247,975	—
Organization and offering expenses repaid by RMC	—	—	—	79,922	79,922
Early withdrawal penalties	—	—	—	19,415	19,415
Balance at September 30, 2019	$—	$81,759,674	$166,131	$(2,357,478)	$79,568,327

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Nine Months Ended September 30, 2019 and 2018 (unaudited)

	Nine Months Ended September 30
	2019	2018
Operations
Interest income received	$4,307,297	$3,610,914
Other loan revenue received	45,289	14,267
Loan administrative fee reimbursed	—	3,130
Operations expense	(635,059)	(275,295)
Total cash provided by operations	3,717,527	3,353,016
Investing – loans
Loans originated	(53,073,200)	(50,614,250)
Loans sold to non-affiliate, net	4,994,818	14,163,158
Loans transferred from affiliates	—	(5,889,819)
Principal collected	36,646,053	31,007,578
Advances received (made) on loans	618	(2,251)
Total cash used in investing	(11,431,711)	(11,335,584)
Financing – members’ capital
Contributions by members, net
Contributions by members	2,682,154	9,449,325
Organization and offering expenses paid, net	(105,410)	(474,996)
Formation loan funding	(186,656)	(707,941)
Total cash provided by members, net	2,390,088	8,266,388
Distributions to members
Earnings distributed, net of DRIP	(1,566,680)	(1,553,746)
Redemptions, net of early withdrawal penalties	(2,609,211)	(1,490,164)
Cash distributions to members	(4,175,891)	(3,043,910)
Total cash (used in) provided by financing	(1,785,803)	5,222,478
Net decrease in cash	(9,499,987)	(2,760,090)
Cash, beginning of period	10,674,953	8,509,852
Cash, September 30,	$1,174,966	$5,749,762

Non-cash financing activity of $14,143 and $67,695 for the nine months ended September 30, 2018 and 2019, respectively, in early withdrawal penalties which reduced redemptions, included in the table above.

Reconciliation of net income to total cash provided by operations

	Nine Months Ended September 30
	2019	2018
Net income	$3,760,019	$3,528,014
Adjustments to reconcile net income to net cash provided by operating activities
(Gain) on sale, loans	(20,833)	(14,246)
Amortization of loan administrative fees	—	4,530
Change in operating assets and liabilities
Prepaid interest	21,000	—
Accrued interest	(118,710)	(192,308)
Receivable from affiliate	—	—
Loan administrative fees reimbursed	—	3,130
Accounts payable and accrued liabilities	76,285	11,000
Other	(234)	12,896
Total adjustments	(42,492)	(174,998)
Total cash provided by operations	$3,717,527	$3,353,016

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2019 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL

In the opinion of the management of Redwood Mortgage Corp. (RMC or the manager), the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operations results to be expected for the full year.

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

The following is a summary of certain provisions of the Operating Agreement and is qualified in its entirety by the terms of the Operating Agreement. Members should refer to the company’s Operating Agreement for complete disclosure of its provisions.

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
•

sale of units to members participating in the dividend reinvestment plan and – prior to May 2019 – sale of units net of reimbursement to RMC of organization and offering expenses (“O&O expenses”) and net of amounts advanced for the formation loan to RMC;

•	loan sales to unaffiliated 3rd parties and loan transfers by executed assignment to affiliated mortgage funds; and,
•	a line of credit, if obtained.

The company intends to hold until maturity the loans in which it invests and does not presently intend to invest in mortgage loans primarily for the purpose of reselling such loans in the ordinary course of business; however, the company may sell mortgage loans (or fractional interests therein) when the manager determines that it appears to be advantageous for the company to do so, based upon then current interest rates, the length of time that the loan has been held by the company, the company’s credit risk and concentration risk and the overall investment objectives of the company. Loans sold to third parties may be sold for par, at a premium or, in the case of non-performing or under performing loans, at a discount. Company loans may be sold to third parties or to the manager or its affiliates; however, any loan sold to the manager or an affiliate thereof will be sold in an arm’s length transaction and for a purchase price equal to the greater of (i) the par value of the loan or (ii) the fair market value of the loan. The manager will not receive commissions or broker fees with respect loan sales conducted for the company; however, selling loans will increase members’ capital available for investing in new loans for which the manager will earn brokerage fees and other forms of compensation.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2019 (unaudited)

Net income (losses) are allocated monthly among the members according to their respective capital accounts after one percent (1%) of the net income (losses) are allocated to the manager. The monthly results are subject to subsequent adjustment as a result of quarterly and year-end accounting and reporting. Investors should not expect the company to provide tax benefits of the type commonly associated with limited liability company tax shelter investments. Federal and state income taxes are the obligation of the members, if and when taxes apply, other than the annual California franchise tax and the California LLC cash receipts taxes paid by the company.

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

Distribution policy

Cash available for distribution at the end of each calendar month is allocated ninety-nine percent (99%) to the members and one percent (1%) to the manager. Cash available for distribution means cash flow from operations (excluding repayments for loan principal and other capital transaction proceeds) less amounts set aside for creation or restoration of reserves. The manager may withhold from cash available for distribution otherwise distributable to the members with respect to any period the respective amounts of organization and offering expenses (O&O expenses) allocated to the members’ accounts for the applicable period pursuant to the company’s reimbursement to RMC and allocation to members’ accounts of O&O expenses. The amount otherwise distributable, less the respective amounts of O&O expenses allocated to members, is the net distribution. Per the terms of the company’s Operating Agreement, cash available for distribution to the members is allocated among the members in proportion to their percentage interests (except with respect to differences in the amounts of O&O expenses allocated to the respective members during the applicable period) and in proportion to the number of days during the applicable month that they owned such percentage interests.

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

The company’s net income, cash available for distribution, and net-distribution rate fluctuates depending on:

•	loan origination volume and the balance of capital available to lend;
•	the current and future interest rates negotiated with borrowers;
•	the timing and amount of gains received from loan sales, if any;
•	payment of fees and cost reimbursements to RMC;
•	the amount and timing of other operating expenses, including expenses for professional services;
•	financial support, if any, from RMC;
•	payments from RMC on the outstanding balance of the formation loan; and,
•	a line of credit, if obtained.

Financial Support from RMC

Since commencement of operations in 2009, RMC, at its sole discretion, has provided significant financial support to the company which increased the net income, cash available for distribution, and the net-distribution rate, by:

•	charging less than the maximum allowable fees;
•	not requesting reimbursement of qualifying costs attributable to the company (“Costs from RMC” on the Statements of Income); and/or,
•	absorbing some, and in certain periods, all of the company’s direct expenses, such as professional fees.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2019 (unaudited)

Such fee and cost-reimbursement waivers and the absorption of the company’s expenses by RMC were not made for the purpose of providing the company with sufficient funds to satisfy any required level of distributions, as the Operating Agreement has no such required level of distributions, nor to meet withdrawal requests. Any decision to waive fees or cost-reimbursements and/or to absorb direct expenses, and the amount (if any) to be waived or absorbed, is made by RMC in its sole discretion. This support increased the company’s financial performance and resulted in an annual 6.5% net distribution rate (6.95% before O&O expenses allocation of 0.45% when applicable) for periods prior to February 28, 2018.

In April 2018, RMI IX began paying its direct expenses for professional-service fees (legal and audit/tax compliance) and other operating expenses (postage, printing etc.), and in September 2019, and for the nine months year to date, paid its fees to an independent service bureau for computer processing services relating to the recordkeeping and reporting for the accounts of individual investors. In June 2019, RMC began collection of the asset management fee of three quarters of one percent annually (0.75%), and plans to commence collection of reimbursements of costs from RMC in 2020.

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

The company redeems units quarterly, subject to certain limitations as provided for in the Operating Agreement. The maximum number of units which may be redeemed per quarter per individual member shall not exceed the greater of (i) 100,000 units, or (ii) 25% of the member’s total outstanding units. For redemption requests requiring more than one quarter to fully redeem, the percentage discount amount if any, that applies when the redemption payments begin continues to apply throughout the redemption period and applies to all units covered by such redemption request regardless of when the final redemption payment is made.

The company has not established a cash reserve from which to fund redemptions. The company’s capacity to redeem units upon request is limited by the availability of cash and the company’s cash flow. As provided in the Operating Agreement, the company will not, in any calendar year, redeem more than five percent (5%) of the weighted average number of units outstanding during the twelve-month period immediately prior to the date of the redemption. In the event unit withdrawal requests exceed 5% in any calendar year, units will be redeemed in the order of priority provided in the Operating Agreement.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2019 (unaudited)

Distribution reinvestment plan (DRIP)/Unit sales

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

As of September 30, 2019, the gross proceeds from sales of units to our members under our DRIP pursuant to the May 9, 2019 Form S-3 Registration Statement was approximately $1,008,000.

The company’s Registration Statement on Form S-11 filed with the SEC in June 2016 (SEC File No. 333-208315) to offer up to 120,000,000 units ($120,000,000) to the public and 20,000,000 units ($20,000,000) to its members pursuant to the DRIP, was not renewed in 2019 and the offering expired April 30, 2019. On June 11, 2019, the company filed a Post-Effective Amendment No. 5 with the SEC (SEC File No. 333-208315) to deregister all of the units which were registered under its Form S-11 Registration Statement that remained unsold as of April 30, 2019.

The company uses the gross proceeds from the sale of the units to:

•	make additional loans;
•	fund working capital reserves;
•	pay RMC up to 4.5% of proceeds from sale of units for O&O expenses, excluding units sold in the DRIP; and
•	fund a formation loan to RMC at up to 7% of proceeds from sale of units, excluding units sold in the DRIP.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2019 (unaudited)

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

Cash and cash equivalents

The company considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. At September 30, 2019, certain of the company’s cash balances in banks exceed federally insured limits of $250,000. The bank or banks in which funds are deposited are reviewed periodically for their general credit-worthiness/investment grade credit rating.

Loans and interest income

Performing loans are carried at amortized cost which is generally equal to the unpaid principal balance (principal). Management has discretion to pay amounts (advances) to third parties on behalf of borrowers to protect the company’s interest in the loan. Advances include, but are not limited to, the payment of interest and principal on a senior lien to prevent foreclosure by the senior lien holder, property taxes, insurance premiums and attorney fees. Advances generally are stated at the amounts paid out on the borrower’s behalf and any accrued interest on amounts paid out, until repaid by the borrower. For performing loans, interest is accrued daily on the principal plus advances, if any.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2019 (unaudited)

Non-performing loans (i.e., loans with a payment in arears) less than 180 days delinquent continue to recognize interest income as long as the loan is in the process of collection and is considered to be well-secured. Non-performing loans are placed on non-accrual status if 180 days delinquent or earlier if management determines that the primary source of repayment will come from the foreclosure and subsequent sale of the collateral securing the loan (which usually occurs when a notice of sale is filed) or when the loan is no longer considered well-secured. When a loan is placed on non-accrual status, the accrual of interest is discontinued; however, previously recorded interest is not reversed. A loan may return to accrual status when all delinquent interest and principal payments become current in accordance with the terms of the loan agreement. Late fees are recognized in the period received.

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

From time to time, the manager negotiates and enters into loan modifications with borrowers whose loans are delinquent. If a loan modification were to result in an economic concession to the borrower (i.e., a significant delay or reduction in cash flows compared to the original note), the modification is deemed a troubled debt restructuring.

The company originates loans with the intent to hold the loans until maturity.  From time to time the company may sell certain loans.  Loans are classified as held-for-sale once a decision has been made to sell loans and the loans held-for-sale have been identified. In 2019 and 2018 certain performing loans were sold at an immaterial gain (net of expenses). As a result, the recorded amount of the performing loans (i.e., the loan balance) and the loan balance of loans designated impaired for which a specific reserve has not been recorded because the loan is well collateralized and management has determined that collection of the amount owed is assured, are deemed to approximate fair value.

Allowance for loan losses

Loans and the related accrued interest and advances (i.e., the loan balance) are analyzed on a periodic basis for ultimate recoverability. Collateral fair values are reviewed quarterly and the protective equity for each loan is computed. As used herein, “protective equity” is the dollar amount by which the net realizable value (i.e., fair value less the cost to sell) of the collateral, net of any senior liens exceeds the loan balance, where “loan balance” is the sum of the unpaid principal, advances and the recorded interest thereon.

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

For loans designated impaired, a provision is made for loan losses to adjust the allowance for loan losses to an amount such that the net carrying amount (unpaid principal less the specific allowance) is reduced to the lower of the loan balance or the estimated fair value of the related collateral, net of any costs to sell in arriving at net realizable value and net of any senior loans.

The company charges off uncollectible loans and related receivables directly to the allowance account once it is determined the full amount is not collectible.

At foreclosure, any excess of the recorded investment in the loan (accounting basis) over the net realizable value is charged against the allowance for loan losses.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2019 (unaudited)

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

Recently issued accounting pronouncements

-Accounting and Financial reporting for Expected Credit Losses

The Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) that significantly changes how entities will account for credit losses for most financial assets that are not measured at fair value through net income. The new standard will supersede currently in effect guidance and applies to all entities. Entities will be required to use a current expected credit loss (CECL) model to estimate credit impairment. This estimate will be forward-looking, meaning management will be required to use forecasts about future economic conditions to determine the expected credit loss over the remaining life of an instrument. This will be a significant change from the current incurred credit loss model, and generally may result in allowances being recognized in earlier periods than under the current credit loss model. The ASU is effective for smaller reporting companies for interim and annual reporting periods in 2023.

RMI IX invests in real estate secured loans made with the expectation that the possibility of credit losses is remote as a result of substantial protective equity provided by the underlying collateral.  The real estate secured programs and low loan-to-value ratios have caused RMC to expect that the adoption of the CECL model from the incurred loss models presently in use as to credit loss recognition will likely not materially impact the reported results of operations or financial position.

NOTE 3 – MANAGER AND OTHER RELATED PARTIES

The Operating Agreement provides for compensation to the manager, as detailed below. RMC is entitled to 1% of the profits and losses of the company.

Loan administrative fees and operating expenses, including fees and cost reimbursements waived and/or expenses absorbed by RMC, for the three months ended September 30, 2019 are presented in the following table.

		Operating Expenses
For the three months ended	Loan Admin Fees	Mortgage Servicing Fees	Asset Management Fee	Costs from RMC	Professional Services(1)	Other	Total
September 30, 2019
Chargeable/reimbursable	$221,512	$40,450	$119,187	$151,061	$178,752	$19	$710,981
RMC support
Waived	(221,512)	—	—	(151,061)	—	—	(372,573)
Expenses absorbed by RMC	—	—	—	—	—	—	—
Total RMC support	(221,512)	—	—	(151,061)	—	—	(372,573)

Net charged	$—	$40,450	$119,187	$—	$178,752	$19	$338,408

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2019 (unaudited)

1)

In April 2018, RMI IX began paying its direct expenses for professional-service fees (legal and audit/tax compliance) and other operating expenses (postage, printing etc.), and in September 2019, and for the nine months year to date, paid its fees to an independent service bureau for computer processing services relating to the recordkeeping and reporting for the accounts of individual investors.

Loan administrative fees and operating expenses, including fees and cost reimbursements waived and/or expenses absorbed by RMC, for the nine months ended September 30, 2019 are presented in the following table.

		Operating Expenses
For the nine months ended	Loan Admin Fees	Mortgage Servicing Fees	Asset Management Fee	Costs from RMC	Professional Services(2)	Other	Total
September 30, 2019
Chargeable/reimbursable	$530,732	$122,010	$357,561	$517,163	$404,927	$24,757	$1,957,150
RMC support
Waived	(530,732)	—	(198,645)	(517,163)	—	—	(1,246,540)
Expenses absorbed by RMC	—	—	—	—	—	—	—
Total RMC support	(530,732)	—	(198,645)	(517,163)	—	—	(1,246,540)

Net charged	$—	$122,010	$158,916	$—	$404,927	$24,757	$710,610
2)

In April 2018, RMI IX began paying its direct expenses for professional-service fees (legal and audit/tax compliance) and other operating expenses (postage, printing etc.), and in September 2019, and for the nine months year to date, paid its fees to an independent service bureau for computer processing services relating to the recordkeeping and reporting for the accounts of individual investors.

Loan administrative fees and operating expenses, including fees and cost reimbursements waived and/or expenses absorbed by RMC, for the three months ended September 30, 2018 are presented in the following table.

		Operating Expenses
For the three months ended	Loan Admin Fees	Mortgage Servicing Fees	Asset Management Fee	Costs from RMC	Professional Services	Other	Total
September 30, 2018
Chargeable/reimbursable	$240,738	$36,266	$104,955	$186,523	$90,957	$1,442	$660,881
RMC support
Waived	(240,738)	—	(104,955)	(186,523)	—	—	(532,216)
Expenses absorbed by RMC	—	—	—	—	—	—	—
Total RMC support	(240,738)	—	(104,955)	(186,523)	—	—	(532,216)

Net charged	$—	$36,266	$—	$—	$90,957	$1,442	$128,665

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2019 (unaudited)

Loan administrative fees and operating expenses, including fees and cost reimbursements waived and/or expenses absorbed by RMC, for the nine months ended September 30, 2018 are presented in the following table.

		Operating Expenses
For the nine months ended	Loan Admin Fees	Mortgage Servicing Fees	Asset Management Fee	Costs from RMC	Professional Services	Other	Total
September 30, 2018
Chargeable/reimbursable	$565,041	$110,144	$314,865	$548,530	$323,007	$24,185	$1,885,772
RMC support
Waived	(565,041)	—	(314,865)	(548,530)	—	—	(1,428,436)
Expenses absorbed by RMC	—	—	—	—	(143,152)	(14,246)	(157,398)
Total RMC support	(565,041)	—	(314,865)	(548,530)	(143,152)	(14,246)	(1,585,834)

Net charged	$—	$110,144	$—	$—	$179,855	$9,939	$299,938

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

Mortgage servicing fees

The manager acting as servicing agent with respect to all loans is entitled to receive a servicing fee from the company of up to one-quarter of one percent (0.25%) annually of the unpaid principal balance of the loan portfolio or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. RMC is entitled to receive these fees regardless of whether specific mortgage payments are collected. The mortgage servicing fees are accrued monthly on all loans. Remittance to RMC is made monthly unless the loan has been assigned a specific loss reserve, at which point remittance is deferred until the specific loss reserve is no longer required, or the property has been acquired by the company.

Asset management fees

The manager is entitled to receive a monthly asset management fee for managing the company’s portfolio and operations in an amount up to three-quarters of one percent (0.75%) annually of the portion of the capital originally committed to investment in mortgages, not including leverage, and including up to two percent (2%) of working capital reserves.

RMC elected to begin collecting asset management fees commencing June 1, 2019 and ongoing.

Costs from RMC

The manager is entitled to request reimbursement by the company for operations expense incurred on behalf of the company, including without limitation, accounting, tax and data processing, postage and preparation of reports to members and out-of-pocket general and administration expenses. Certain of these qualifying costs (e.g., postage) can be tracked by RMC as specifically attributable to the company. Other costs (e.g., RMC’s accounting and audit fees, legal fees and expenses, qualifying payroll expenses, occupancy, and insurance premium) are allocated on a pro-rata basis (e.g., by the company’s percentage of total capital of all mortgage funds managed by RMC). Payroll and consulting fees are allocated first based on activity, and then to the company on a pro-rata basis based on percentage of capital to the total capital of all affiliated mortgage funds managed by RMC. RMC, at its sole discretion, has elected to waive reimbursement for operating expenses during the three and nine months ended September 30, 2019 and 2018.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2019 (unaudited)

Professional Services

Professional services consist primarily of legal, audit and tax compliance, computer processing related to recordkeeping and reporting for individual investor accounts, and regulatory (including SEC/FINRA compliance) expenses. Prior to April 2018, RMC, at its sole discretion, had elected to absorb some or all of RMI IX’s expenses for professional services (and other operating expenses directly incurred by the company).

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

In the ordinary course of business, performing loans may be transferred by executed assignment, in-part or in-full, between the affiliated mortgage funds at par. During the nine months ended September 30, 2018, Redwood Mortgage Investors VIII, LP, an affiliated mortgage fund, transferred to the company two performing loans in-full at par value, which approximates fair value, of approximately $5,890,000. The company paid cash for the loans and the affiliated mortgage fund has no continuing obligation or involvement on the loans. No loans were transferred during the nine months ended September 30, 2019.

Formation loan

Formation loan transactions are presented in the following table.

	For the nine months ended	Since Inception
Balance, beginning of period	$4,179,343	$—
Formation loan advances to RMC	186,656	5,626,566
Payments received from RMC	—	(1,199,716)
Early withdrawal penalties applied	(48,281)	(109,132)
Balance, September 30, 2019	$4,317,718	$4,317,718
Subscription proceeds since inception		$80,256,995
Formation loan advance rate		7%

The future minimum payments on the formation loan, net of early withdrawal penalties, as of September 30, 2019 are presented in the following table.

2019	$369,654
2020	417,934
2021	417,934
2022	417,934
2023	417,934
Thereafter	2,276,328
Total	$4,317,718

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2019 (unaudited)

Member capital withdrawals

The table below presents the company’s unit redemptions for the three and nine months ended September 30, 2019 and 2018.

	Three months ended		Nine months ended
	2019	2018	2019	2018
Capital redemptions-without penalty	$445,485	$635,218	$1,187,961	$1,211,085
Capital redemptions-subject to penalty	315,371	152,306	1,488,945	279,079
Total	$760,856	$787,524	$2,676,906	$1,490,164

Early withdrawal penalties	$6,611	$10,175	$67,695	$14,143

At September 30, 2019, scheduled future redemptions of members' capital was $578,981, all of which is scheduled for payment in 2019.

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

Unallocated O&O transactions are summarized in the following table.

	2019	Since Inception
Balance, beginning of period	$2,519,458	$—
O&O expenses reimbursed to RMC	185,332	3,671,853
Early withdrawal penalties applied (1)	(19,415)	(60,290)
O&O expenses allocated(2)	(247,975)	(934,331)
O&O expenses repaid to Members' Capital by RMC(3)	(79,922)	(319,754)
Balance, September 30	$2,357,478	$2,357,478

(1)

Prior to June 30, 2019, early withdrawal penalties collected were applied to the next installment of principal due under the formation loan and to reduce the amount owed to RMC for O&O expenses. The amounts credited were be determined by the ratio between the amount of the formation loan and the amount of offering costs incurred by the company.

(2)	Beginning in 2016, O&O expenses reimbursed to RMC by RMI IX are allocated to members’ capital accounts over 40 quarters.
(3)

RMC is obligated under the Operating Agreement to repay the company for unallocated O&O expenses attributed to units redeemed prior to the 40 quarterly allocations. RMC estimated its future obligations to repay unallocated O&O expenses on scheduled redemptions as of September 30, 2019, to be approximately $17,291, to be offset by early withdrawal penalties.

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years.  Loans acquired are generally done so within the first six months of origination, and purchased at the current par value, which approximates fair value.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2019 (unaudited)

As of September 30, 2019, 77 of the company’s 79 loans (representing 99% of the aggregate principal of the company’s loan portfolio) have a loan term of five years or less. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment penalty provision.

As of September 30, 2019, 54 loans outstanding (representing 46% of the aggregate principal of the company’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal due at maturity. The remaining loans provide for monthly payments of interest only, with the principal due at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the three and nine months ended September 30, 2019.

	For the three months ended	For the nine months ended
Principal, beginning of period	$70,922,877	$62,115,713
Loans originated	22,151,200	53,073,200
Loans sold to non-affiliate	(4,773,346)	(4,909,986)
Principal collected	(14,667,857)	(36,646,053)
Principal September 30, 2019	$73,632,874	$73,632,874

Borrower payments are deposited into an independent bank trust account established and administered by RMC, pursuant to California regulation, and are subsequently disbursed to the company after an appropriate holding period to ensure the funds are collected. At September 30, 2019, there was $1,002,146, of borrower payments held in the RMC trust account, of which $905,525 was a loan payoff, which was distributed to the company on October 4, 2019. The amount remaining was fully disbursed to the company’s bank account by October 22, 2019.

In September 2019, one loan with a principal balance of $500,000, that had been designated as impaired, was sold to an unaffiliated third party which specializes in the resolution of such loans. The loan was sold for $527,296, of which $22,403 was recognized as interest income, and $4,893 was repayment of outstanding advances, and no gain was recognized

In July 2019 the company sold to an unaffiliated third party 8 loans with an aggregate principal balance of $4,273,346 and accrued interest of $31,830 at a price that netted an immaterial gain.

In March 2019, one loan with a principal balance of $136,640, that had been designated as impaired and in non-accrual status, was sold to an unaffiliated third party. The loan was sold for $143,000, of which $1,711 was recognized as interest income, and $4,649 was repayment of outstanding advances, $10,791 in foregone interest, and no gain was recognized.

During the three and nine months ended September 30, 2019, the company renewed five and six loans with aggregated principal of approximately$4,961,000 and $5,361,000, respectively. See Note 3 (Manager and Other Related Parties) for a description of loans transferred by executed assignments between affiliates. The company originates loans with the intent to hold the loans until maturity.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2019 (unaudited)

Loan characteristics

Secured loans had the characteristics presented in the following table.

	September 30,	December 31,
	2019	2018
Number of secured loans	79	83
Secured loans – principal	$73,632,874	$62,115,713
Secured loans – lowest interest rate (fixed)	7.8%	7.0%
Secured loans – highest interest rate (fixed)	10.5%	10.5%

Average secured loan – principal	$932,062	$748,382
Average principal as percent of total principal	1.3%	1.2%
Average principal as percent of members’ capital, net	1.2%	1.0%
Average principal as percent of total assets	1.2%	1.0%

Largest secured loan – principal	$6,735,000	$4,000,000
Largest principal as percent of total principal	9.1%	6.4%
Largest principal as percent of members’ capital, net	8.5%	5.2%
Largest principal as percent of total assets	8.9%	5.5%

Smallest secured loan – principal	$54,091	$74,390
Smallest principal as percent of total principal	0.1%	0.1%
Smallest principal as percent of members’ capital, net	0.1%	0.1%
Smallest principal as percent of total assets	0.1%	0.1%

Number of California counties where security is located	18	15
Largest percentage of principal in one California county	28.5%	25.0%

Number of secured loans with filed notice of default	—	2
Secured loans in foreclosure – principal	$—	$565,685

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

Number of secured loans with prepaid interest	1	—
Prepaid interest	$21,000	$—

As of September 30, 2019, the company’s largest loan with principal of $6,735,000 is secured by an office building located in Santa Clara County, bears an interest rate of 8.25% and matures on October 1, 2021.

As of September 30, 2019, the company had no loans with filed notices of default. As of September 30, 2019, the company had no construction loans outstanding, no rehabilitation loans outstanding, and  no commitments to fund construction or rehabilitation loans.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2019 (unaudited)

Lien position

Secured loans had the lien positions presented in the following table.

	September 30, 2019			December 31, 2018
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	41	$42,569,199	58%	41	$29,699,888	48%
Second trust deeds	38	31,063,675	42	42	32,415,825	52
Total principal, secured loans	79	73,632,874	100%	83	62,115,713	100%
Liens due other lenders at loan closing		61,149,303			65,941,118
Total debt		$134,782,177			$128,056,831

Appraised property value at loan closing		$254,228,000			$240,307,000

Percent of total debt to appraised values (LTV) at loan closing(1)		56.5%			54.5%

(1)

Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table.

	September 30, 2019			December 31, 2018
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	53	$33,901,279	46%	60	$42,967,253	69%
Multi-family	9	9,566,559	13	8	8,210,970	13
Commercial	17	30,165,036	41	15	10,937,490	18
Total principal, secured loans	79	$73,632,874	100%	83	$62,115,713	100%

(2)

Single family property type as of September 30, 2019 consists of 10 loans with principal of $6,528,442 that are owner occupied and 43 loans with principal of $27,372,837 that are non-owner occupied.  At December 31, 2018, single family property consisted of 14 loans with principal of $11,398,869 that are owner occupied and 46 loans with principal of $31,568,384 that are non-owner occupied.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2019 (unaudited)

Distribution of loans within California

The distribution of secured loans by counties is presented in the following table.

	September 30, 2019		December 31, 2018
	Principal	Percent	Principal	Percent
San Francisco Bay Area(3)
Santa Clara	$20,971,193	28.5%	$11,756,695	18.9%
San Mateo	11,964,218	16.2	9,619,609	15.5
San Francisco	6,397,988	8.6	5,238,008	8.4
Alameda	3,794,437	5.2	7,306,779	11.8
Solano	600,000	0.8	—	—
Marin	498,552	0.7	575,000	0.9
Contra Costa	348,000	0.5	725,771	1.2
Santa Cruz	265,000	0.4	—	—
Sonoma	—	—	1,300,000	2.1
	44,839,388	60.9	36,521,862	58.8

Other Northern California
Sutter	3,815,000	5.2	—	—
Monterey	1,110,000	1.5	322,716	0.5
Placer	628,858	0.9	637,354	1.0
Sacramento	189,863	0.2	822,500	1.3
	5,743,721	7.8	1,782,570	2.8

Northern California Total	50,583,109	68.7	38,304,432	61.6

Los Angeles & Coastal
Los Angeles	12,435,125	16.9	15,514,789	25.0
San Diego	4,988,294	6.8	5,563,635	9.0
Orange	2,850,595	3.8	1,177,446	1.9
Santa Barbara	498,751	0.7	—	—
	20,772,765	28.2	22,255,870	35.9

Other Southern California
San Bernardino	1,200,000	1.6	1,200,000	1.9
Riverside	1,077,000	1.5	355,411	0.6
	2,277,000	3.1	1,555,411	2.5

Southern California Total	23,049,765	31.3	23,811,281	38.4
Total principal, secured loans	$73,632,874	100.0%	$62,115,713	100.0%

(3)	Includes Silicon Valley

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2019 (unaudited)

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table as of September 30, 2019.

	Loans	Principal	Percent
2019(4)	7	$3,972,546	5%
2020	37	27,512,366	37
2021	23	36,812,129	50
2022	8	3,975,446	5
2023	2	347,494	1
Thereafter	1	247,000	1
Total future maturities	78	72,866,981	99
Matured as of September 30, 2019	1	765,893	1
Total principal, secured loans	79	$73,632,874	100%

(4)	Loans scheduled to mature in 2019 from October 1 to December 31.

Loans may be repaid or refinanced before, at or after the contractual maturity date.  On matured loans, the company may continue to accept payments while pursuing collection of amounts owed from borrowers.  Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

Matured loans

Secured loans past maturity are summarized in the following table as of September 30, 2019.

September 30, 2019
Number of loans	1
Principal	$765,893
Advances	1,653
Accrued interest	21,062
Total recorded investment	$788,608
Principal past maturity as percent of total principal	1%

The one loan past maturity at September 30, 2019, was 183 days delinquent and was designated as impaired and in non-accrual status.

Delinquency

Secured loans summarized by payment delinquency are presented in the following table.

	September 30, 2019		December 31, 2018
	Loans	Principal	Loans	Principal
Past Due
30-89 days	3	$3,774,996	5	$3,828,975
90-179 days	2	440,398	—	—
180 or more days	1	765,893	2	565,685
Total past due	6	4,981,287	7	4,394,660
Current	73	68,651,587	76	57,721,053
Total principal, secured loans	79	$73,632,874	83	$62,115,713

One loan with principal of approximately $765,800 matured on April 1, 2019 and was 183 days delinquent at September 30, 2019. The company entered into a forbearance agreement with the borrower in August 2019, whereby the borrower agreed to resume monthly payments and RMI IX agreed to forbear collection activity on the past due principal and interest until April 1, 2020.

One loan with a principal balance of approximately $3,331,000 was 61 days delinquent at September 30, 2019. RMI IX entered into a forbearance agreement with the borrower in August 2019, whereby the company agreed to defer the interest payments due August 1, 2019, September 1, 2019 and October 1, 2019 and RMI IX agreed to forbear collection activity on the past due interest until August 1, 2020.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2019 (unaudited)

One loan, with principal of approximately $191,000 matured on June 1, 2016, and the company entered into a workout agreement in September 2016, whereby the borrower agreed to resume monthly payments to RMI IX. This agreement extend the maturity date through October 1, 2021. The 2016 agreement was the successor to three prior agreements with the borrower, the first of which was dated August 5, 2011. The loan was 92 days delinquent and designated as impaired at September 30, 2019.

One loan with principal of approximately $250,000 was 122 days delinquent, designated as impaired, and was not past maturity nor in non-accrual status at September 30, 2019.

The remaining two delinquent loans, with an aggregate principal of  $443,800, were 30 days delinquent and not designated as impaired or in non-accrual status.

Loans in non-accrual status

Secured loans in non-accrual status are summarized in the following table as of September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
Number of loans	1	2
Principal	$765,893	$565,685
Advances	1,653	10,688
Accrued interest	21,062	19,831
Total recorded investment	$788,608	$596,204
Foregone interest	$—	$33,410

At September 30, 2019, two loans with aggregate principal of approximately $440,000 were 90 or more days delinquent and not in non-accrual status. No loans were 90 or more days delinquent and not in non-accrual status at December 31, 2018.

Impaired loans/allowance for loan losses

	September 30, 2019	December 31, 2018
Principal	$4,537,429	$3,841,148
Recorded investment(6)	4,664,076	3,950,157
Impaired loans without allowance	4,664,076	3,950,157
Impaired loans with allowance	—	—
Allowance for loan losses, impaired loans(7)	—	—

Number of loans	4	6
LTV	66.1%	54.7%

(6) Recorded investment is the sum of the principal, advances, and interest accrued for financial reporting purposes.

(7) The loans designated impaired for accounting purposes are well collateralized (i.e., their protective equity was such that collection was deemed probable for amounts owing) and there was no allowance for loan losses at September 30, 2019 and December 31, 2018.

Impaired loans had average balances and interest income recognized and received in cash as presented in the following tables as of and for the nine months ended September 30, 2019 and the year ended December 31, 2018.

	September 30, 2019	December 31, 2018
Average recorded investment	$4,307,117	$2,050,897
Interest income recognized	313,717	23,848
Interest income received in cash	36,943	21,670

No loan payment modifications were made during the three and nine months ended September 30, 2019, and no modifications were in effect at September 30, 2019 and December 31, 2018.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2019 (unaudited)

No allowance for loan losses has been recorded as all loans were deemed to have protective equity (i.e., low loan-to-value ratio) such that collection is reasonably assured for all amounts owing.

Fair Value

The following methods and assumptions are used when estimating fair value:

Secured loans, performing (i.e., not designated as impaired) (Level 3) - Each loan is reviewed quarterly for its delinquency, LTV adjusted for the most recent valuation of the underlying collateral, remaining term to maturity, borrower’s payment history and other factors. The fair value of loan balances secured by deeds of trust is deemed to approximate the recorded amount (per the financial statements) as our loans:

•	are of shorter terms at origination than commercial real estate loans by institutional lenders;
•	are written without a prepayment penalty causing uncertainty/a lack of predictability as to the expected duration of the loan; and
•	have limited marketability and are not yet sellable into an established secondary market.

Secured loans, designated impaired (Level 3) - Secured loans designated impaired are deemed collateral dependent, and the fair value of the loan is the lesser of the fair value of the collateral or the enforceable amount owing under the note. The fair value of the collateral is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values and publicly available information on in-market transactions (Level 3 inputs).

Loans designated impaired that are deemed collateral dependent are measured at fair value on a non-recurring basis when the net realizable value of the real property collateral is determined to be less than the loan balance.

The following methods and assumptions are used to determine the fair value of the collateral securing a loan.

Single family – Management’s preferred method for determining the fair market value of its single-family residential assets is the sale comparison method. Management primarily obtains sale comps via its subscription to the RealQuest service, but also uses free online services such as Zillow.com and other available resources to supplement this data. Sale comps are reviewed for similarity to the subject property, examining features such as proximity to subject, number of bedrooms and bathrooms, square footage, sale date, condition and year built. (Note: proceeds for loans secured by owner-occupied single-family residences are required to have been designated by the borrower as being used for business and/or investment purposes).

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

September 30, 2019 (unaudited)

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

Commitments

At September 30, 2019, scheduled future redemptions of members' capital was $578,981, all of which is scheduled for payment in 2019.

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

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission (or SEC). The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operations results to be expected for the full year.

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

Such fee and cost-reimbursement waivers and the absorption of the company’s expenses by RMC were not made for the purpose of providing the company with sufficient funds to satisfy any required level of distributions, as the Operating Agreement has no such required level of distributions, nor to meet withdrawal requests. Any decision to waive fees or cost-reimbursements and/or to absorb direct expenses, and the amount (if any) to be waived or absorbed, is made by RMC in its sole discretion. This support increased the company’s financial performance and resulted in an annual 6.5% net distribution rate (6.95% before O&O expense allocation of 0.45%, annually when applicable) for periods prior to February 28, 2018.

In April 2018, RMI IX began paying its direct expenses for professional-service fees (legal and audit/tax compliance) and other operating expenses (postage, printing etc.), and in September 2019, and for the nine months year to date, paid fees to an independent service bureau for computer processing services relating to the recordkeeping and reporting for the accounts of individual investors. In June 2019, RMC began collection of the asset management fee of three quarters of one percent annually (0.75%), and plans to commence collection of reimbursements of costs from RMC in 2020.

Critical Accounting Policies

See Part II, Item 7 of the Form 10-K for the year ended December 31, 2018 for a detailed presentation of critical accounting policies which presentation is incorporated by this reference into this Item 2.

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

In the publication “California Payrolls Jump in August” dated September 20, 2019:

“Total nonfarm employers added 34,500 new jobs during August, more than any other state. Statewide, hiring has picked up a bit with payrolls up 1.8% over the year. The unemployment rate held steady at 4.1%”

“Hiring in California appears to be getting back on track. Total nonfarm employment rose by 34,500 net new jobs during August, the largest gain of any state. After somewhat of a slow start to the year, payroll growth appears to be gaining a bit of momentum and is now up 1.8% over the year. Employers have added an average 27,200 jobs per month so far this year through August, slightly higher than the 22,700 averaged during the same period last year. Furthermore, the unemployment rate held steady at 4.1%, and civilian employment, which is derived from the separate household survey, posted a small gain, rising for the first time since January.”

“Payroll gains were widespread during the month, however it was the public sector which saw the largest increase. Total government payrolls rose by 14,500 jobs during August, mostly owed to a 12,900 job gain at the state & local level. The private sector also performed well, especially service industries. Professional & business, education & healthcare and leisure & hospitality each added over 7,000 new jobs during August.”

“There were a few blemishes amid an otherwise solid employment report. The construction industry shed 1,700 jobs, while hiring in the arts, entertainment & recreation industry cut 400 jobs, the fourth consecutive monthly drop.”

“Not surprisingly, the trade, transportation & utilities also declined by 4,000 jobs. California has been disproportionately impacted by the escalating trade war with China, which has become increasingly apparent in a broad slowdown across the state’s massive transportation and logistics industry. The combined forces of newly imposed tariffs, general trade uncertainty and weakening global growth have led to diminishing traffic at the Ports of Los Angeles and Long Beach, two of the largest and busiest container ports in the country. California’s ports are also losing market share to East Coast rivals, which continue to see container traffic increase.”

“The slowdown in international trade has rippled throughout the state and employment growth in the transportation sector has cooled off substantially. Transportation & warehousing payrolls are still up 2.1% over the year, but that marks the slowest pace of expansions since May 2012 when the state was still emerging from the recession.”

“The slowdown in transportation-related activity is clearly evident in the Inland Empire. Given the robust freight network and easy access to the Los Angeles ports, the Riverside-San Bernardino metro area has seen employment in the transportation & warehousing industry double since 2012. Hiring has slowed more recently, moderating to just a 3.6% pace over the past year.”

“Even with the slowing in the logistics sector, Southern California accounted for the bulk of California’s job growth in August. Los Angeles County added 9,900 jobs and another 2,200 were added in Orange County. The Inland Empire lost 800 jobs in August and payrolls also fell slightly in Ventura County.”

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

Key Performance Indicators

The table below shows key performance indicators at and for the nine months ended September 30.

	2019	2018
Secured loans principal – end of period balance	$73,632,874	$66,199,542
Secured loans principal– average daily balance	$65,317,000	$59,808,000

Interest on loans, gross	$4,405,007	$3,803,221
Portfolio interest rate(1)	8.8%	8.5%
Effective yield rate(2)	9.0%	8.5%

Amortization of loan administrative fees, net(7)	$—	$4,530

Interest on loans, net	$4,405,007	$3,798,691
Percent of average daily balance(2)	9.0%	8.5%

Provision for loan losses	$—	$—
Percent of average daily balance(2)	0.0%	0.0%

Total operations expense(7)	$710,610	$299,938

Net Income(7)	$3,760,019	$3,528,014
Percent of average members’ capital(3)(4)	6.1%	6.4%

Member Distributions, net	$3,375,675	$3,315,986
Percent of average members’ capital(3)(5)	5.5%	6.1%

Members’ capital, gross – end of period balance	$81,759,674	$78,072,973
Members’ capital, gross – average daily balance	$81,149,000	$72,907,000

Member Redemptions(6)	$2,676,906	$1,490,164
(1)	Stated note interest rate, weighted daily average (annualized)
(2)	Percent of secured loans – average daily balance (annualized)
(3)	Percent of members’ capital, gross – average daily balance (annualized)
(4)	Percent based on the net income available to members (excluding 1% allocated to manager)
(5)	Members Distributions is net of O&O expenses allocated to members’ accounts during the year
(6)	Scheduled member redemptions as of September 30, 2019 were $578,981 payable in 2019. Scheduled member redemptions as of September 30, 2018 were $1,481,056.

(7) See Note 1 (Organization and General) and Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 2.

The table below shows key performance indicators at and for the three months ended September 30.

	2019	2018
Secured loans principal – end of period balance	$73,632,874	$66,199,542
Secured loans principal– average daily balance	$64,968,000	$60,743,000

Interest on loans, gross	$1,526,142	$1,306,320
Portfolio interest rate(1)	8.9%	8.5%
Effective yield rate(2)	9.4%	8.6%

Amortization of loan administrative fees, net(7)	—	1,276

Interest on loans, net	$1,526,142	$1,305,044
Percent of average daily balance(2)	9.4%	8.6%

Provision for loan losses	$—	$—
Percent of average daily balance(2)	0.0%	0.0%

Total operations expense(7)	$338,408	$128,665

Net Income(7)	$1,226,729	$1,181,152
Percent of average members’ capital(3)(4)	5.9%	6.1%

Member Distributions, net	$1,147,807	$1,137,066
Percent of average members’ capital(3)(5)	5.6%	5.9%

Members’ capital, gross – end of period balance	$81,759,674	$78,072,973
Members’ capital, gross – average daily balance	$82,080,000	$76,549,000

Member Redemptions(6)	$760,856	$787,524
(1)	Stated note interest rate, weighted daily average (annualized)
(2)	Percent of secured loans – average daily balance (annualized)
(3)	Percent of members’ capital, gross – average daily balance (annualized)
(4)	Percent based on the net income available to members (excluding 1% allocated to manager)
(5)	Members Distributions is net of O&O expenses allocated to members’ accounts during the year
(6)	Scheduled member redemptions as of September 30, 2019 were $578,981 payable in 2019. Scheduled member redemptions as of September 30, 2018 were $1,481,056.

(7) See Note 1 (Organization and General) and Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 2.

Secured loans

The secured loan principal – end of period at September 30, 2019 of $73,632,874 was an increase of approximately 11.2% ($7.4 million) over the September 30, 2018 secured loan principal of $66,199,542. The increase in the secured loan principal is consistent with the increased members’ capital from approximately $78.1 million at September 30, 2018, to approximately $81.8 million at September 30, 2019, an increase of approximately 4.7% ($3.7 million). New loans originated were approximately $22.2 million for the three months ended September 30, 2019. Members’ capital decreased approximately $175,000 for the three months ended September 30, 2019 as units sold through the DRIP were offset by units redeemed. Secured loans as a percent of members’ capital (based on average balances) was 79.2% and 79.4% for three months ended September 30, 2019 and 2018, respectively.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., safety margins to outstanding debt) as indicated by the overall conservative weighted average loan-to-value ratio (LTV) which at September 30, 2019 was approximately 56.5%. Per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 43.5% in the property, and we as lenders have lent in the aggregate 56.5% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations on the secured loan portfolio and on the allowance for loan losses, which presentations are incorporated by this reference into this Item 2.

Performance overview

Revenue from the interest on loans, net for the nine months ended September 30, 2019 increased by approximately $606,000, over the same period in 2018, due to the increased average secured loan principal, approximately $64,000 in default interest collected on loans that had been designated impaired, and an increase in the average portfolio interest rate (8.8% in 2019 and 8.5% in 2018). Operations expense for the nine months ended September 30, 2019 increased by approximately $411,000, over the same period in 2018 due primarily to the termination of financial support from RMC of our direct operating expenses (e.g. professional services and other direct operating expenses) beginning April 1, 2018, an increase in mortgage servicing fees due to an increased loan portfolio, fees to an independent service bureau for computer processing services related to recordkeeping and reporting for the accounts of individual investors which had previously been included in Costs from RMC, and RMC, at its sole discretion, electing to begin collecting asset management fees in June 2019. The annualized net distribution rate for the nine months ended September 30, 2019, was 5.5%. In all periods presented, the manager, at its sole discretion, provided financial support that increased net income and the return to investors.

RMC support provided, as detailed below, totaled approximately $373,000 and $532,000 for the three months ended, and $1,247,000 and $1,586,000 for the nine months ended September 30, 2019 and 2018, respectively. Mortgage servicing fees and asset management fees which could have been collected increased during the three and nine months ended September 30, 2019 compared to the same period in 2018 due to increased loan and capital balances. Beginning April 1, 2018, RMI IX paid all direct operating expenses (i.e., professional services and other direct operating expenses) resulting in an increase in professional services and other expense during the nine months ended September 30, 2019 compared to the same period in 2018. Prior to April 1, 2018, RMC, at its sole discretion, had elected to absorb some or all of RMI IX’s professional services and other direct expenses. The secured loan, and members’ capital balances are used as a base for the calculation for fees charged by RMC, and increases or decreases in the balances will have a similar effect on the total amount chargeable by RMC.  The decision to waive all or a portion of these fees is made by RMC, in its sole discretion. RMC began the collection of the asset management fees in June 2019. See Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item I of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 2.

Analysis and Discussion of income from operations 2019 v. 2018 (nine months ended)

Significant changes to revenue and expenses during the nine months ended September 30, 2019 and 2018 are summarized in the following table.

	Interest on loans, net	Provision For Loan Losses	Operations Expense	Net Income
For the nine months ended
September 30, 2019	$4,405,007	—	710,610	3,760,019
September 30, 2018	3,798,691	—	299,938	3,528,014
Change	$606,316	—	410,672	232,005

Change
Loan balance increase	238,931	—	11,866	227,065
Loan portfolio effective yield rate	367,385	—	—	367,385
Gain on sale, loans	—	—	—	6,587
Late fees	—	—	—	29,774
Capital balance increase	—	—	20,315	(20,315)
RMC fees/costs waived	—	—	143,094	(143,094)
Reduced support from RMC	—	—	157,399	(157,399)
Allocation of computer processing services costs	—	—	87,795	(87,795)
Cost allocated from RMC	—	—	(4,493)	4,493
California tax payment	—	—	11,790	(11,790)
Other	—	—	(17,094)	17,094
Change	$606,316	—	410,672	232,005

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

Interest on Loans, net

Interest on loans increased due to growth of the secured loan portfolio, approximately $64,000 in default interest collected on loans that had been designated impaired during the nine months ended September 30, 2019, and an increase in the average portfolio interest rate (8.8% in 2019 and 8.5% in 2018). The secured loan portfolio has strong payment history with one loan (representing 1.0% of the aggregate principal balance of the company’s loan portfolio) currently designated as non-accrual at September 30, 2019. The secured loans – average daily balance at September 30, 2019 was $65.3 million, an increase of approximately $5.5 million, or 9.2% over the average daily balance at September 30, 2018 of approximately $59.8 million.

Provision for loan losses

At September 30, 2019 and 2018, the company had not recorded an allowance for loan losses as all loans had protective equity such that at September 30, 2019 and 2018, collection was deemed probable for amounts owed by the borrowers.

Total principal amounts past due more than 90 days at September 30, 2019 and 2018 were $1,206,291 and $1,070,243 (representing 1.6% and 1.6% of the aggregate principal balance of the company’s loan portfolio), respectively.

Operations expense

Operations expense as a percent of interest on loans, net was approximately 16.1% and 7.9% for the nine months ended September 30, 2019 and 2018, respectively. The increase in operations expense was due primarily to RMC ceasing to absorb our direct operating expenses (e.g. professional service expense and other direct operating expenses), beginning April 1, 2018, an increase in mortgage servicing fees due to an increase average daily balance in the secured loan portfolio, fees paid to an independent service bureau for computer processing services related to recordkeeping and reporting for the accounts of individual investors which fees had previously been included in Costs from RMC, and RMC, in its sole discretion, electing to collect asset management fees commencing June 1, 2019 and ongoing.

Significant changes to operations expense during the nine months ended September 30, 2019 and 2018, are summarized in the following table.

	Mortgage Servicing Fees	Asset Management Fees, net	Costs From RMC, net	Professional Services, net	Other	Total
For the nine months ended
September 30, 2019	$122,010	158,916	—	404,927	24,757	710,610
September 30, 2018	110,144	—	—	179,855	9,939	299,938
Change	$11,866	158,916	—	225,072	14,818	410,672

Change
Loan balance increase	$11,866	—	—	—	—	11,866
Capital balance increase	—	42,696	(22,381)	—	—	20,315
RMC fees/costs waived	—	116,220	22,381	—	—	138,601
Reduced support from RMC	—	—	—	143,152	14,247	157,399
Allocation of computer processing services costs	—	—	—	87,795	—	87,795
California tax payment	—	—	—	—	11,790	11,790
Other	—	—	—	(5,875)	(11,219)	(17,094)
Change	$11,866	158,916	—	225,072	14,818	410,672

See Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 2. See “Performance Overview” for a discussion of RMC’s plans to reduce and eventually eliminate fee waivers and cost absorptions.

Mortgage Servicing fees

The increase in mortgage servicing fees of $11,866 was attributed to the increase in the average daily secured loan portfolio from approximately $59,808,000 for the nine months ended September 30, 2018 to $65,317,000 for the nine months ended September 30, 2019, at the annual rate of 0.25%.

Asset management fee

The total amount of asset management fees chargeable were $357,561 and $314,865 for the nine months ended September 30, 2019 and 2018, respectively. The increase in asset management fees chargeable was due to the increase in total capital under management. Total members capital at September 30, 2019 and 2018 was approximately $81,760,000 and $78,073,000, respectively. RMC, at its sole discretion, elected to begin collecting asset management fees in June 2019. Of the total asset management fees chargeable, RMC, at its sole discretion, waived $198,645 and $314,865 during the nine months ended September 30, 2019 and 2018, respectively. The asset management fee is chargeable in an amount up to three-quarters of one percent (0.75%) annually of the portion of the capital originally committed to investment in mortgages, not including leverage, and including up to two percent (2%) of working capital reserves. This amount is to be recomputed annually after the second full year of operations by subtracting from the then fair value of the company’s loans plus working capital reserves, an amount equal to the outstanding debt.

Costs from RMC, net

Cost incurred by RMC, for which reimbursement could have been requested were $517,163 and $548,530 for the nine months ended September 30, 2019 and 2018, respectively. RMC, at its sole discretion, waived all reimbursements for the nine months ended September 30, 2019 and 2018. The decrease in costs from RMC, net chargeable was due primarily to a decrease in allocable expenses incurred by RMC, specifically relating to payroll and consultant expenses. The Operating Agreement provides that RMC may request reimbursement from the company for operations expense incurred on behalf of the company, including without limitation, the cost of preparation of reports to members and out-of-pocket general and administration expenses. Certain of these qualifying costs (e.g. postage) can be tracked by RMC as specifically attributable to the company. Other costs (e.g. RMC’s accounting and audit fees, legal fees and expenses, qualifying payroll expenses, occupancy, and insurance premium) are allocated on a pro-rata basis based on the company’s percentage of total capital of all mortgage funds managed by RMC. Payroll and consulting fees are allocated based on activity, and then allocated to the company pro-rata, based on percentage of capital to the total capital of all affiliated mortgage funds managed by RMC. Increases or decreases in members’ capital or secured loan principal will have a similar effect on the total amount chargeable by RMC.  The decision to waive all or a portion of fees otherwise payable to RMCs is made by RMC, in its sole discretion.

Professional Services

Professional services consist primarily of legal, audit and tax compliance, computer processing related to recordkeeping and reporting for individual investor accounts, and regulatory (including SEC/FINRA compliance) expenses. Professional service expense incurred during the nine months ended September 30, 2019 and 2018 was $404,927 and $323,007, respectively. Beginning April 1, 2018, RMI IX paid for all professional service expenses directly. Prior to April 1, 2018, RMC, at its sole discretion, had elected to absorb some or all of RMI IX’s expenses for professional services. During the nine months ended September 30, 2019, RMC, in its sole discretions, reimbursed $143,152 of professional service expense.

Analysis and Discussion of income from operations 2019 v. 2018 (three months ended)

Significant changes to revenue and expenses during the three months ended September 30, 2019 and 2018 are summarized in the following table.

	Interest on loans, net	Provision For Loan Losses	Operations Expense	Net Income
For the three months ended
September 30, 2019	$1,526,142	—	338,408	1,226,729
September 30, 2018	1,305,044	—	128,665	1,181,152
Change	$221,098	—	209,743	45,577

Change
Loan balance increase	$95,009	—	4,184	90,825
Loan portfolio effective yield rate	126,089	—	—	126,089
Gain on sale, loans	—	—	—	20,833
Late fees	—	—	—	13,389
Capital balance increase	—	—	(21,230)	21,230
RMC fees/costs waived	—	—	140,417	(140,417)
Allocation of computer processing services costs	—	—	87,795	(87,795)
Other	—	—	(1,423)	1,423
Change	$221,098	—	209,743	45,577

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

Interest on Loans, net

Interest on loans increased approximately $221,000 due to growth of the secured loan portfolio, $34,500 in default interest collected on loans that had been designated as impaired, and an increase in the average portfolio interest rate (8.9% in 2019 and 8.5% in 2018). The portfolio has strong payment history with one loan (representing 1.0% of the aggregate principal balance of the company’s loan portfolio) currently designated as non-accrual at September 30, 2019. The Secured loans – average daily balance at September 30, 2019  was $64.9 million, an increase of approximately $4.2 million, or 7.0% over the average daily balance at September 30, 2018 of approximately $60.7 million.

Provision for loan losses

At September 30, 2019 and 2018, the company had not recorded an allowance for loan losses as all loans had protective equity such that at September 30, 2019 and 2018, collection was deemed probable for amounts owed by the borrowers.

Total principal amounts past due more than 90 days at September 30, 2019 and 2018 were $1,206,291 and $1,070,243 (representing 1.6% and 1.6% of the aggregate principal balance of the company’s loan portfolio), respectively.

Operations expense

Operations expense as a percent of interest on loans, net was approximately 22.2% and 9.9% for the three months ended September 30, 2019 and 2018, respectively. The increase in operations expense was due primarily to RMC ceasing to absorb our direct operating expenses (e.g. professional service expense and other direct operating expenses), beginning April 1, 2018, an increase in mortgage servicing fees due to an increase average daily balance in the secured loan portfolio, the company paying fees to an independent service bureau for computer processing services related to recordkeeping and reporting for the accounts of individual investors which had previously been included in Costs from RMC, and RMC, in its sole discretion, electing to collect asset management fees beginning in June 2019.

Significant changes to operations expense during the three months ended September 30, 2019 and 2018, are summarized in the following table.

	Mortgage Servicing Fees	Asset Management Fees, net	Costs From RMC, net	Professional Services, net	Other	Total
For the three months ended
September 30, 2019	$40,450	119,187	—	178,752	19	338,408
September 30, 2018	36,266	—	—	90,957	1,442	128,665
Change	$4,184	119,187	—	87,795	(1,423)	209,743

Change
Loan balance increase	$4,184	—	—	—	—	4,184
Capital balance increase	—	14,232	(35,462)	—	—	(21,230)
RMC fees/costs waived	—	104,955	35,462	—	—	140,417
Allocation of computer processing services costs	—	—	—	87,795	—	87,795
Other	—	—	—	—	(1,423)	(1,423)
Change	$4,184	119,187	—	87,795	(1,423)	209,743

See Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 2. See “Performance Overview” for a discussion of RMC’s plans to reduce and eventually eliminate fee waivers and cost absorptions.

Mortgage Servicing fees

The increase in mortgage servicing fees of $4,184 was attributed to the increase in the average daily secured loan portfolio from $60,743,000 for the three months ended September 30, 2018 to $64,968,000 for the three months ended September 30, 2019, at the annual rate of 0.25%.

Asset management fee

The total amount of asset management fees chargeable were $119,187 and $104,955 for the three months ended September 30, 2019 and 2018, respectively. The increase in asset management fees chargeable was due to the increase in total capital under management. Total members capital at September 30, 2019 and 2018 was approximately $81,760,000 and $78,073,000, respectively. No asset management fees were waived during the three months ended September 30, 2019. Of the total asset management fees chargeable, RMC, at its sole discretion, waived $104,955 during the three months ended September 30, 2018. The asset management fee is chargeable in an amount up to three-quarters of one percent (0.75%) annually of the portion of the capital originally committed to investment in mortgages, not including leverage, and including up to two percent (2%) of working capital reserves. This amount will be recomputed annually after the second full year of operations by subtracting from the then fair value of the company’s loans plus working capital reserves, an amount equal to the outstanding debt.

Costs from RMC, net

Cost incurred by RMC, for which reimbursement could have been requested were $151,061 and $186,523 for the three months ended September 30, 2019 and 2018, respectively. RMC, at its sole discretion, waived all reimbursements for the three months ended September 30, 2019 and 2018. The Operating Agreement provides that RMC may request reimbursement from the company for operations expense incurred on behalf of the company, including without limitation, the cost of preparation of reports to members and out-of-pocket general and administration expenses. Certain of these qualifying costs (e.g. postage) can be tracked by RMC as specifically attributable to the company. Other costs (e.g. RMC’s accounting and audit fees, legal fees and expenses, qualifying payroll expenses, occupancy, and insurance premium) are allocated on a pro-rata basis based on the company’s percentage of total capital of all mortgage funds managed by RMC. Payroll and consulting fees are allocated based on activity, and then allocated to the company pro-rata, based on percentage of capital to the total capital of all affiliated mortgage funds managed by RMC. Increases or decreases in members’ capital or secured loan principal will have a similar effect on the total amount chargeable by RMC.  The decision to waive all or a portion of fees otherwise payable to RMCs is made by RMC, in its sole discretion.

Professional Services

Professional services consist primarily of legal, audit and tax compliance, computer processing related to recordkeeping and reporting for individual investor accounts, and regulatory (including SEC/FINRA compliance) expenses. Professional service expense incurred during the three months ended September 30, 2019 and 2018 was $178,752 and $90,957, respectively. No professional services were reimbursed by RMC during the three months ended September 30, 2019 and 2018, respectively.

Members' capital, cash flows and liquidity

The table below shows Cash flows by business activity for the three and nine months ended September 30.

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Members’ capital
Contributions by members	$—	$1,999,333	$2,682,154	$9,449,325
Organization and offering costs, net	17,423	(73,936)	(105,410)	(474,996)
Formation loan, net	—	(138,420)	(186,656)	(707,941)
Redemptions, net	(754,245)	(787,524)	(2,609,211)	(1,490,164)
Earnings distributed to members	(542,993)	(523,896)	(1,566,680)	(1,553,746)
Cash – members’ capital, net	(1,279,815)	475,557	(1,785,803)	5,222,478
Loan principal/advances/interest
Principal collected	14,667,857	11,412,938	36,646,053	31,007,578
Loans sold to non-affiliate, net	4,851,818	—	4,994,818	14,163,158
Interest received, net	1,545,537	1,225,095	4,307,297	3,614,044
Other loan income	18,412	4,923	45,289	14,267
Loan funding & advances, net	(22,146,050)	(24,073,918)	(53,072,582)	(50,616,501)
Loans transferred from affiliates	—	—	—	(5,889,819)
Cash – loans, net	(1,062,426)	(11,430,962)	(7,079,125)	(7,707,273)

Operations expense	(265,578)	(109,456)	(635,059)	(275,295)

Net change in cash	$(2,607,819)	$(11,064,861)	$(9,499,987)	$(2,760,090)

The table below shows the company’s unit redemptions for the three and nine months ended September 30, 2019 and 2018.

	Three months ended		Nine months ended
	2019	2018	2019	2018
Capital redemptions-without penalty	$445,485	$635,218	$1,187,961	$1,211,085
Capital redemptions-subject to penalty	315,371	152,306	1,488,945	279,079
Total	$760,856	$787,524	$2,676,906	$1,490,164

Early withdrawal penalties	$6,611	$10,175	$67,695	$14,143

Distribution reinvestment plan (DRIP)/ Unit sales

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

As of September 30, 2019, the gross proceeds from sales of units to our members under our DRIP pursuant to the May 9, 2019 Form S-3 registration statement was approximately $1,008,000.

The company’s Registration Statement on Form S-11 filed with the SEC in June 2016 (SEC File No. 333-208315) to offer up to 120,000,000 units ($120,000,000) to the public and 20,000,000 units ($20,000,000) to its members pursuant to the DRIP, was not renewed in 2019 and the offering expired April 30, 2019. On June 11, 2019, the company filed a Post-Effective Amendment No. 5 with the SEC (SEC File No. 333-208315) to deregister all of the units which were registered under its Form S-11 Registration Statement that remained unsold as of April 30, 2019.

The company uses the gross proceeds from the sale of units to:

•	make additional loans;
•	fund working capital reserves;
•	pay RMC up to 4.5% of proceeds from sale of units for organization and offering expenses, excluding units sold in the DRIP; and

•	fund a formation loan to RMC at up to 7% of proceeds from sale of units, excluding units sold in the DRIP

The company’s loans generally have shorter maturity terms than typical mortgages. As a result, constraints on the ability of our borrowers to refinance their loans at maturity could have a negative impact on their ability to repay their loans. In the event a borrower is unable to repay at maturity, the company may consider extending the term through a loan modification or foreclosing on the property. A reduction in loan repayments would reduce the company’s cash flows and restrict the company’s ability to invest in new loans and/or, if ongoing for an extended period, provide earnings distributions and redemptions of members’ capital.

Generally, within a broad range, the company’s rates on mortgage loans is not affected by market movements in interest rates. If, as expected, we continue to make and invest primarily in fixed rate loans, a rise in interest rates could result in lower amounts and numbers of the company’s loans which are prepaid. This increase in the length of time that loans remain outstanding may reduce overall liquidity, which itself could reduce the company’s ability to invest in new loans at higher interest rates. Conversely, if interest rates of the loan portfolio decrease, we could experience a significant increase in loan prepayments by borrowers. If we use this capital to invest in new loans at lower rates of interest, it will result in a lower yield.

Contractual obligations

At September 30, 2019, scheduled redemptions of members' capital equaled $578,981,  all of which is scheduled to be paid in 2019.

At September 30, 2019, the company had no construction or rehabilitation loans outstanding.

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

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes or protect or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance.  As of September 30, 2019, the company was not involved in any legal proceedings other than those that would be considered part of the normal course of business.

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

Use of Proceeds from Registered Securities

The company’s Registration Statement on Form S-11 filed with the SEC in June 2016 (SEC File No. 333-208315) to offer up to 120,000,000 units ($120,000,000) to the public and 20,000,000 units ($20,000,000) to its members pursuant to the DRIP, was not renewed in 2019 and the offering expired April 30, 2019. On June 11, 2019, the company filed a Post-Effective Amendment No. 5 with the SEC (SEC File No. 333-208315) to deregister all of the units which were registered under its Form S-11 Registration Statement that remained unsold as of April 30, 2019.

On May 9, 2019, the company filed a Registration Statement on Form S-3 with the SEC (SEC File No. 333-231333) to offer up to 15,000,000 units ($15,000,000) to members of record as of April 30, 2019 that had previously elected to participate in the DRIP or that elect to participate in the DRIP. The Registration Statement on Form S-3 became effective on May 9, 2019.

As of September 30, 2019, the gross proceeds from sales of units to members under our DRIP pursuant to the May 9, 2019 Form S-3 Registration Statement was approximately $1,008,000.

The company used the gross proceeds from the sale of the units to:

•	make additional loans;
•	fund working capital reserves;
•	pay RMC up to 4.5% of proceeds from sale of units for organization and offering expenses, excluding units sold in the DRIP; and
•	fund a formation loan to RMC at up to 7% of proceeds from sale of units, excluding units sold in the DRIP

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

Redemptions are made once a quarter, on the last business day of the quarter. Redemptions for the three months ended September 30, 2019 were $760,856. The unit redemption program is ongoing and available to members beginning one year after the purchase of the units.  The maximum number of units that may be redeemed in any year and the maximum amount of redemption available in any period to members are subject to certain limitations.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: November 13, 2019	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer)