Form 10-K
period 2019-12-31
Redwood Mortgage Investors IX
filed 2020-03-30
CIK 1448038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2019

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

The registrant’s units of limited liability company interests are not publicly traded and therefore have no market value. The registrant is conducting an ongoing offering of its units pursuant to a Registration Statement on Form S-3 (File No. 333-208315), which are being sold at $1.00 per unit. The registrant had 81,893,976 limited liability company interests outstanding as of February 29, 2020.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Index to Form 10-K

December 31, 2019

i

Forward-Looking Statements

Certain statements in this Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding the company’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods or by use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” “possible” or similar terms or variations on those terms or the negative of those terms. Forward-looking statements include statements regarding trends in the California real estate market; future interest rates and economic conditions and their effect on the company and its assets; estimates as to the allowance for loan losses; forecasts of future sales and redemptions of units, forecasts of future funding of loans; loan payoffs and the possibility of future loan sales (and the gain thereon, net of expenses) to third parties, if any; forecasts of future financial support by the manager including the eventual elimination of financial support; future fluctuations in the net distribution rate; and beliefs relating to how the company will be affected by current economic conditions and trends in the financial and credit markets. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following:

•	changes in California real estate markets, economic conditions, and/or interest rates;
•	the impact of competition on pricing for mortgage loans;
•	the manager’s capability to arrange loans that fit our investment criteria;
•	the credit risks to which we are exposed;
•	increases in payment delinquencies and/or defaults on our mortgage loans;
•	changes in government regulation and legislative actions affecting our business; and
•	the timing and dollar amount of the decreasing financial support from the manager and the corresponding impact on the net income, cash available for distributions and net distribution rate to members.

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

The company is externally managed by Redwood Mortgage Corp (RMC or the manager). The manager is solely responsible for managing the business and affairs of the company, subject to the voting rights of the members on specified matters. The manager acting alone has the power and authority to act for and bind the company. RMC provides the personnel and services necessary for the company to conduct its business as the company has no employees of its own. The mortgage loans the company funds and/or invests in are arranged and generally are serviced by RMC.

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

•	generate and distribute cash flow from these mortgage lending and investing activities.

The ongoing sources of funds for loans are the proceeds (net of redemption of members’ capital and operating expenses) from:

•	loan payoffs;
•	borrowers’ monthly principal and interest payments, net of operating expenses;
•	a line of credit;
•	loan sales to unaffiliated 3rd parties and loan transfers by executed assignment to affiliated mortgage funds;
•	payments from RMC on the outstanding balance of the formation loan; and,
•

sale of units to members participating in the dividend reinvestment plan and – prior to May 2019 – sale of units net of reimbursement to RMC of organization and offering expenses (“O&O expenses”) and net of amounts advanced for the formation loan to RMC.

The company intends to hold until maturity the loans in which it invests and does not presently intend to invest in mortgage loans primarily for the purpose of reselling such loans in the ordinary course of business; however, the company may sell mortgage loans (or fractional interests therein) when the manager determines that it appears to be advantageous for the company to do so, based upon then current interest rates, the length of time that the loan has been held by the company, the company’s credit risk and concentration risk and the overall investment objectives of the company. Loans sold to third parties may be sold for par, at a premium or, in the case of non-performing or under performing loans, at a discount. Company loans may be sold to third parties or to the manager or its affiliates; however, any loan sold to the manager or an affiliate thereof will be sold for a purchase price equal to the greater of (i) the par value of the loan or (ii) the fair market value of the loan. The manager will not receive commissions or broker fees with respect to loan sales conducted for the company; however, selling loans will increase members’ capital available for investing in new loans for which the manager will earn brokerage fees and other forms of compensation.

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

The company’s net income, cash available for distribution, and net-distribution rate fluctuates depending on:

•	loan origination volume and the balance of capital available to lend;
•	the current and future interest rates negotiated with borrowers;
•	the timing and amount of gains received from loan sales, if any;
•	payment of fees and cost reimbursements to RMC;
•	the amount and timing of other operating expenses, including expenses for professional services;
•	financial support, if any, from RMC;
•	payments from RMC on the outstanding balance of the formation loan; and,
•	a line of credit.

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

Such fee and cost-reimbursement waivers and the absorption of the company’s expenses by RMC were not made for the purpose of providing the company with sufficient funds to satisfy any required minimum level of distributions, as the Operating Agreement has no such required minimum level of distributions, nor to meet withdrawal requests. Decisions to waive fees or cost-reimbursements and/or to absorb direct expenses, such as professional fees, and the amount (if any) to be waived or absorbed, is made by RMC in its sole discretion. This support increased the company’s net income and cash available for distributions and resulted in an annual 6.5% net distribution rate to members (6.95% before O&O expenses allocation of 0.45% when applicable) for periods prior to February 28, 2018.

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

In June 2019, RMC began collecting from RMI IX the asset management fee of three quarters of one percent annually (0.75%), and plans to commence collection from RMI IX in 2020 of cost reimbursements to which RMC is entitled.

In 2019, the company began being invoiced directly and paying fees to an independent service bureau for information technology relating to the recordkeeping and reporting for the accounts of individual investors and their corresponding member accounts. In 2018 and prior years these fees were invoiced to RMC and then billed to the company.

Distribution reinvestment plan

On May 9, 2019, the company filed a Registration Statement on Form S-3 with the SEC (SEC File No. 333-231333) to offer up to 15,000,000 units ($15,000,000) to members of record as of April 30, 2019 that had previously elected to participate in the DRIP or that elect to participate in the DRIP. The Registration Statement on Form S-3 became effective on May 9, 2019.

Members of record as of April 30, 2019, that previously elected to participate in the DRIP, or that provide written notice to the manager, may elect to participate in the DRIP, in those states in which approval has been obtained.

As of December 31, 2019, the gross proceeds from sales of units to our members under our DRIP pursuant to the May 9, 2019 Form S-3 Registration Statement (after May 9, 2019) was approximately $1,614,000, and approximately $802,000 (for the four month period ended April 30, 2019) pursuant to our Form S-11 Registration Statement.

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

The company redeems units quarterly, subject to certain limitations as provided in the Operating Agreement. The maximum number of units which may be redeemed per quarter per individual member shall not exceed the greater of (i) 100,000 units, or (ii) 25% of the member’s total outstanding units. For redemption requests requiring more than one quarter to fully redeem, the percentage discount amount that, if any, applies when the redemption payments begin continues to apply throughout the redemption period and applies to all units covered by such redemption request regardless of when the final redemption payment is made.

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

Lending and investment guidelines, objectives and criteria

Our loans generally have shorter maturities than typical mortgages. In the event that a loan is performing, and collection is deemed probable at maturity, we may elect to extend the loan’s maturity. In the event a loan is not performing and the borrower is unable to repay in full the principal on the loan by the maturity date, we may elect to modify the loan payment terms and designate the loan as impaired or may foreclose on the loan.

Generally, interest rates on our mortgage loans are higher than conventional mortgage loans and have not been affected directly by market movements in interest rates. If, as expected, we continue to make and invest in fixed rate loans primarily, and interest rates were to rise, a possible result would be lower prepayments of the company’s loans. This increase in the duration of time loans are on the books may reduce overall liquidity, which itself may reduce our investment into new loans at higher interest rates. Conversely, if interest rates were to decline, we could see a significant increase in borrower prepayments. If we then invest in new loans at lower rates of interest, a lower yield to members may possibly result.

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

Loans are arranged and generally are serviced by RMC. We generally fund loans at fixed interest rates that provide for:

•	monthly payments of either (i) interest only with a balloon payment at maturity or (ii) principal and interest based on a 30-year amortization schedule with a balloon payment at maturity; and
•	having maturities of 5 years or less.

The cash flow and the income generated by the real property securing the loan factor into the credit decisions, as does the general creditworthiness, experience and reputation of the borrower. However, for loans secured by real property, other than owner-occupied personal residences, such considerations are subordinate to a determination that the value of the real property is sufficient, in and of itself, as a source of repayment. The amount of the loan combined with the outstanding debt and claims secured by a senior deed of trust on the real property generally will not exceed a specified percentage of the appraised value of the property (the “loan-to-value ratio”, or LTV) as determined by an independent written appraisal at the time the loan is made. The LTV generally will not exceed 80% for residential properties (including multi-family), 75% for commercial properties, and 50% for land. The excess of the value of the collateral securing the loan over the company’s secured loan and any senior debt and/or claims on the property is the “protective equity.”

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

See Results of Operations, Secured Loans included in Part II, Item 7 and Note 4 (Loans) to the financial statements included in Part II, Item 8 of this report for a detailed presentation on the secured loan portfolio, which presentation is incorporated by this reference into this Item 1.

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

Regulations

We are engaged in business as a mortgage lender and investor by making and holding-for-investment loans secured by California real estate, primarily through first and second deeds of trust.  We and RMC, which arranges and generally services our loans, are heavily regulated by laws governing lending practices at the federal, state and local levels. In addition, proposals for further regulation of the financial services industry continually are being introduced. The laws and regulations to which we and RMC are subject include rules and restrictions pertaining to:

•	the conduct of a mortgage lending business by a licensed California real estate broker or lender under state and federal law;
•	real estate settlement procedures;
•	fair lending;
•	truth in lending;
•	federal and state loan disclosure requirements;
•	the establishment of maximum interest rates, finance charges and other charges;
•	loan-servicing procedures;
•	secured transactions and foreclosure proceedings;
•	privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers; and
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

This federal law passed in 2010 imposes significant regulatory restrictions on the origination of residential mortgage loans, under sections concerning “Mortgage Reform and Anti-Predatory Lending.” For example, when a consumer loan is made, the lender is required to make a reasonable and good faith determination, based on verified and documented information concerning the consumer’s financial situation, as to whether the consumer has a reasonable ability to repay a residential mortgage loan before extending the loan. The act established regulations prohibiting a creditor from extending credit to a consumer secured by a high-cost mortgage without first receiving certification from an independent counselor approved by a government agency. The act also added new provisions prohibiting balloon payments for defined high-cost mortgages. The act established the Consumer Financial Protection Bureau (CFPB), giving it regulatory authority over most federal consumer-lending laws, including those relating to residential mortgage lending, and oversight over companies that provide consumer financial products or services, including us. Many of the federal regulations governing mortgage lending have been significantly amended and expanded through the passage of the Dodd Frank Act.

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

•	California Consumer Privacy Act of 2018 (“CCPA”)

Effective January 1, 2020, the CCPA provides California consumers with broad rights regarding the use and sale of personal information collected by businesses covered by the CCPA.  The CCPA generally applies to businesses that both collect personal information from California consumers and either (i) have $25 million or more in annual gross revenues; or (ii) derive more than 50% of their annual revenue from selling consumers’ personal information.  Covered businesses are required to disclose the categories of personal information collected about consumers and to adopt privacy policies and procedures that, among other things, specifically allow consumers to request the deletion of their information and to exclude their information from sale.   Neither the company nor RMC has or will sell information collected from consumers in connection with their lending businesses.  RMC does, however, collect personal information from potential borrowers, investors and other parties that constitutes personal information governed by the CCPA.  Some of this personal information is also shared with the company and other loan programs it manages for the purposes of conducting their business operations.  RMC and its loan programs currently do not have $25 million in gross revenues and are not directly subject to the CCPA.  However, RMC, the company and RMC’s other loan programs may, in the aggregate, exceed this $25 million threshold in the future in which case one or more of them may become subject to the CCPA requirements.  RMC may also elect to incorporate all or some of the CCPA requirements into the current privacy policy of RMC and the company at any time.

Key federal and state laws, regulations, and rules relating to the offering of our units include the following.

•	Federal Securities Laws: The Securities Act of 1933 and The Exchange Act of 1944

Because our offering of units has been registered under the Securities Act and we have registered the units pursuant to Section 12(g) of the Exchange Act, we are a public reporting company. As a public reporting company, we are required to file annual, quarterly and other periodic reports with the SEC and comply with applicable provisions of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the related rules and regulations promulgated by the SEC. However, as discussed in Item 9A of this report, the company is externally managed by RMC and many of the requirements of Sarbanes-Oxley are not directly applicable to us since we do not have a board of directors, including an independent board member. The registration of our units pursuant to Section 12(g) of the Exchange Act, along with the satisfaction of certain other requirements under the Employee Retirement Income Security Act of 1974 (“ERISA”), enables the units to qualify as “publicly-offered securities” for purposes of ERISA and regulations issued thereunder. See Section 9A of this report.

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

We are subject to the state securities laws (“blue sky laws”) of the states in which we offer and sell our units. Under some state’s blue sky laws, we have to maintain the registration of our offering of units in the state through annual filings and payment of annual fees.

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

We fund redemptions solely from available company cash flow and do not have a working capital reserve from which to fund redemptions. For this purpose, cash flow is considered to be available only after all current company expenses have been paid (including compensation to our manager), adequate provision has been made for payment of our current and future debt, and adequate provision has been made for the payment of all monthly cash distributions to members who do not reinvest distributions pursuant to our distribution reinvestment plan. Accordingly, we cannot guarantee that we will have sufficient funds to accommodate all redemption requests made in any given year.

There is no assurance you will receive cash distributions.

Although our manager has provided significant financial support, our manager is entitled to be paid for certain services performed for us and to be reimbursed by us for expenses paid on our behalf. We bear all direct expenses incurred in our operations. These fees and expenses are deducted from cash funds generated by our operations prior to computing the amount that is available for distribution to you. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Performance overview.”

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

Our manager intends to cease providing support by the fourth quarter of 2020. Depending on our future cash flow from operating activities, we may be required to reduce our distributions as the manager’s support is reduced. It is unlikely that we could maintain the existing distribution level through our investment activity.

In addition, increased competition and new entrants in the market for mortgage loan originations could adversely impact our ability to originate and acquire real estate-related loans at attractive risk-adjusted returns, which in turn could have an adverse effect on our distributions to you.

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

•See “Our manager’s selection of loans for sale to third parties may involve conflicts of interest between us and our manager.”

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

Accordingly, our members do not receive the protections these rules and standards were enacted to provide, such as protections against interested director transactions, conflicts of interest and similar matters.

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

We arbitrarily determined the $1 per unit price for reinvestment of distributions. Such price is not necessarily the amount you may receive pursuant to your limited right to redeem units, subject to certain requirements. The amount that a redeeming member will receive is the lesser of the purchase price for the redeemed units or the redeeming member’s capital account balance as of the date of each redemption payment. The fair market value of your interest in the company will be irrelevant in determining amounts to be paid upon redemption.

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

We require comprehensive insurance, including fire and extended coverage, which is customarily obtained for or by a lender, on properties in which we acquire a security interest. Generally, such insurance will be obtained by and at the cost of the borrower. However, there are certain types of losses (generally of a catastrophic nature, such as civil disturbances or terrorism and acts of God such as earthquakes, floods and land or mud slides) which are either uninsurable or not economically insurable. Should such a disaster occur to, or cause the full or partial destruction of, any property serving as collateral for a loan, we could lose both our invested capital and anticipated profits from such investment, which would adversely affect our profitability.

Downturns in the economy and real estate market in the San Francisco Bay Area and the coastal metropolitan regions of Southern California or on a regional or national scale or changing conditions affecting the mortgage lending business could adversely affect our business.

We expect that most of our loans will continue to be secured by properties located in nine counties that comprise the San Francisco Bay Area (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, Marin, Napa, Solano and Sonoma) and the coastal metropolitan regions of Southern California (Los Angeles, Orange, Ventura, and San Diego counties). Our concentration of loans in the San Francisco Bay Area and the coastal metropolitan regions of Southern California exposes us to greater risk of loss if the economy in the San Francisco Bay Area or the coastal metropolitan regions of Southern California weakens than would be the case if our loans were spread throughout California or the U.S.

Should a significant economic deterioration occur in the San Francisco Bay Area or the coastal metropolitan regions of southern California, or on a more wide scale basis, regionally or nationally, we could suffer increases in loan delinquencies and declines in cash flows.

Prolonged uncertainty with respect to COVID-19 (Coronavirus) in California and the United States could result in an economic downturn which in turn could have an adverse effect on our business, financial performance and results of operations.

COVID-19 is a new strain of the novel coronavirus that causes illness ranging from the common cold to more severe symptoms including fever, cough, breathing difficulties, and in more severe cases, pneumonia, acute respiratory syndrome, kidney failure and death.   COVID-19, which is highly contagious, was first publicly reported in Wuhan, China on December 31, 2019 and has since been reported in over 170 countries and territories including the United States and both Northern and Southern California.  In response to the COVID-19 outbreak, federal, state and local governments as well as the business community have implemented voluntary and increasingly mandatory “social distancing” polices including quarantines, travel bans, work from home initiatives, cancellation or postponement of public events and school closures, among others.  On March 4, 2020, California Governor Gavin Newsom declared a State of Emergency to exist in California with respect to the COVID-19.  On March 19, 2020 Governor Newsom issued Executive Order N-33-20 ordering all California residents to stay at home except as needed to maintain continuity of operations of the federal critical infrastructure sectors and other sectors designated by the Governor. These measures and the general uncertainty around the COVID-19 virus have recently caused increased volatility in the United States financial markets and economic uncertainty at the state, local and national level.  The overall impact of COVID-19 on the California economy and the California real estate markets is not known at this time. The company's revenues and financial results depend upon the ability of borrowers to make payments of principal and interest in a timely manner and on the interest rates charged on loans. In addition, the company's loans are secured by real properties located in Northern and Southern California and the overall impact of COVID-19 on the California real estate market cannot be predicted at this time. If there is  prolonged uncertainty with respect to COVID-19  in California and the United States, it could result in an economic downturn or recession in national and local economies including but not limited to increases in unemployment rates and disruptions to businesses, which could have a negative impact on the ability of borrowers to make principal and interest payments, as well as the company's volume of loan originations. These factors combined with a decline in California real estate values could have a short or long term material adverse impact on the company’s business, financial performance and results of operations.

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

We have previously advanced to our manager funds in an amount equal to the sales commissions for our units and premiums paid to investors in connection with unsolicited sales of our units. The formation loan is an unsecured loan that does not bear interest and will be repaid in annual installments. If our manager was removed or unable to repay the formation loan when due, we would incur a significant loss in the amount of the formation loan then owing. See “Investment Risks – Our manager has various conflicts of interests.”

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

Our manager is unable to predict the amounts of its compensation to be paid to it. Any such prediction would necessarily involve assumptions of future events and operating results which cannot be made at this time. As a result, there is a risk that members will not have the opportunity to judge ahead of time whether the compensation realized by our manager is commensurate with the return generated by the loans. Payment of fees to our manager will reduce the amount of cash available for investment in loans or distributions to members.

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

Our manager and its affiliates are currently involved with other active mortgage programs with investment objectives similar to ours. Our manager may also organize other mortgage programs in the future with investment objectives similar to ours. Our manager has and may have legal and financial obligations with respect to these other mortgage programs that are similar to its obligations with respect to us. These obligations may at times conflict and may require or incentivize our manager to limit the resources allocated to us in favor of the other program or programs.

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

Our manager has conflicts of interest in allocating the time of its personnel between us and other activities in which it is involved. Our manager also provides loan brokerage services to investors other than us. Since our manager originates loans or arranges for the purchase of loans for our loan portfolio, a conflict of interest may exist as to the loans our manager allocates to us and to other mortgage programs it manages or other investors with which it is affiliated at such time.

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

As a public company, we are subject to regulations not applicable to private companies, including provisions of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis, to evaluate and disclose changes in our internal control over financial reporting. We may be required to spend significant amounts in the future to remain in compliance. Such expenditures may reduce amounts available for distribution and may have a material adverse effect on our financial condition and results of operations.

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

For any loan, the amount of the loan combined with the outstanding debt and claims secured by a senior deed of trust on the real property generally will not exceed the specified percentage (per the Operating Agreement) of the appraised value of the property as determined by an independent written appraisal at the time the loan is made. The LTV generally will not exceed 80% for residential properties (including multi-family), 75% for commercial properties, and 50% for land. The excess of the value of the collateral securing the loan over our secured loan and any senior debt and/or claims on the property is the “protective equity.”

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

Construction loans are those loans made to borrowers constructing entirely new structures or dwellings, whether residential, commercial or multi-family properties. We may make construction loans up to a maximum of 10% of our then gross offering proceeds. Investing in construction loans subjects us to greater risk than loans related to properties with operating histories. If we foreclose on property under construction, construction generally will have to be completed before the property can begin to generate an income stream or be sold. We may not have adequate cash reserves on hand with respect to junior encumbrances and/or construction loans at all times to protect our security. If we have inadequate cash reserves, we could suffer a loss of our investment. Additionally, we may be required to obtain permanent financing of the property in addition to the construction loan which could involve the payment of significant fees and additional cash obligations for us. As of December 31, 2019, we did not have any construction loans.

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

Any borrower has the ability to delay a foreclosure sale by us for a period ranging from several months to several years or more by filing a petition in bankruptcy. The filing of a petition in bankruptcy automatically stops or “stays” any actions to enforce the terms of the loan. The length of this delay and the costs associated with it may have an adverse impact on our profitability.

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

In addition, under California law consumer loans secured by liens on primary residences in amounts less than the Fannie Mae/Freddie Mac conforming loan limit may be considered to be “high-cost loans” under certain circumstances. While it is unlikely that we would make many high-cost loans, the failure to comply with California law regarding such loans could have significant adverse effects on us. The reckless or willful failure to comply with any provision of this law, including the mandatory disclosure provisions, could result in, among other penalties, the imposition of administrative penalties of $25,000, loss or suspension of the offending broker’s license, as well as exposure to civil liability to the consumer/borrower (including the imposition of actual and punitive damages).

We operate in a heavily regulated industry and compliance with regulations could increase our costs of doing business and lower your return.

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

Because we and our affiliates are generally not subject to the capital requirements and other regulations and oversight applicable to banks, our members and borrowers do not have the same level of protections and safeguards afforded to owners and customers of banks.

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

If we have borrowed money to fund loans, a rise in the prevailing interest rate could result in our having to pay more in interest on the borrowed money than we make on loans to our borrowers. This may reduce our profitability, and, should we default on our debt, may result in additional losses through forced liquidation of loans. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay distributions. Any of these results would have a significant negative impact on your investment.

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

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make loans that meet our investment criteria, the interest rate on loans in our portfolio, the level of our expenses, the volume and timing of loan sales to third parties, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

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

Item 4 – Mine Safety Disclosures

Not Applicable.

Part II

Item 5 – Market for the Registrant’s Units, Related Unitholder Matters and Issuer Purchases of Equity Securities

Investors will have limited ability to sell their units. Our units are not listed on an exchange or quoted through a quotation system, and there is no secondary market nor do we expect that any will develop in the foreseeable future. Units are not freely transferable, and they may not be acceptable by a lender as security for borrowing. Our operating agreement also imposes substantial restrictions upon your ability to transfer units. Therefore, an investment in our units is not suitable for investors who expect to require short-term liquidity from their investments.  See “Liquidity and unit redemptions program” in Part I of this Report. As of February 29, 2020, we had approximately 1,400 unit holders, who held approximately 81,894,000 units.

Recent sales of unregistered securities

All sales of our units within the past three years were registered under the Securities Act.

DRIP/ SEC registrations

On May 9, 2019, the company filed a Registration Statement on Form S-3 with the SEC (SEC File No. 333-231333) to offer up to 15,000,000 units ($15,000,000) to members of record as of April 30, 2019 that had previously elected to participate in the DRIP or that elect to participate in the DRIP. The Registration Statement on Form S-3 became effective on May 9, 2019.

Members of record as of April 30, 2019, that previously elected to participate in the DRIP or that provide written notice to the manager may elect to participate in the DRIP, in those states in which approval has been obtained. As of December 31, 2019, the gross proceeds from sales of units to our members under our DRIP pursuant to the May 9, 2019 Form S-3 Registration Statement after May 9, 2019 was approximately $1,614,000, and approximately $802,000 for the four month period ended April 30, 2019 pursuant to our S-11 Registration Statement.

On June 11, 2019, the company filed a Post-Effective Amendment No. 5 with the SEC (SEC File No. 333-208315) to deregister all of the units which were registered under its Form S-11 Registration Statement that remained unsold as of April 30, 2019.

Redemption of units

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

The price paid for redeemed units is based on the lesser of the purchase price paid by the redeeming member or the member’s capital account balance as of the date of each redemption payment. Redemption value is calculated based on the period from date of purchase as follows:

•	after one year, 92% of the purchase price or of the capital account balance, whichever is less;
•	after two years, 94% of the purchase price or of the capital account balance, whichever is less;
•	after three years, 96% of the purchase price or of the capital account balance, whichever is less;
•	after four years, 98% of the purchase price or of the capital account balance, whichever is less;
•	after five years, 100% of the purchase price or of the capital account balance, whichever is less.

Proceeds from sale of units

Proceeds from the sale of the units (including DRIP units) are used to:

•	make additional loans;
•	fund working capital reserves;
•	pay RMC up to 4.5% of proceeds from sale of units for organization and offering expenses, excluding units sold in the DRIP; and,
•	fund a formation loan to RMC at up to 7% of proceeds from sale of units, excluding the DRIP.

Commissions for unit sales were paid to broker-dealers (B/D sales commissions) and premiums paid to certain investors upon the purchase of units were paid by RMC and were not paid directly by us out of offering proceeds. Instead, the company advanced to RMC, from offering proceeds, amounts sufficient to pay the B/D sales commissions and premiums to be paid to investors. Such advances in total were not to exceed seven percent (7%) of offering proceeds. The receivable arising from the advances is unsecured and non-interest bearing and is referred to as the “formation loan.” As of December 31, 2019, such advances totaled $5,626,566, of which $3,948,064 remains outstanding.   Please refer to the information under “—Unit sales commissions paid to broker-dealers/formation loan” in Note 1 (Organization and General) and “—Reimbursement and allocation of organization and offering expenses” in Note 3 (Manager and Related Parties) to the financial statements included in Part II, Item 8 of this report for a discussion of the formation loan and organization and offering expenses, which discussions are incorporated herein by this reference.

RMC is required to repay the balance of the formation loan in equal annual installments of principal, without interest, such that repayment is completed in full by the end of the term of the company in 2028. In 2019 and years prior to the deregistration of the unsold units, RMC made annual payments on the formation loan in the amount of one tenth of the principal balance outstanding at December 31 of the prior year.

Distributions

Distributions totaled $4,534,952 and $4,462,623 in 2019 and 2018, respectively. See “Distribution policy” under Item 1- Business in Part I of this annual report, which discussion is incorporated by reference herein.

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

Liquidity and unit redemption program

Units redeemed in 2019 and 2018 by quarter are presented in the following table.

For the quarterly period ended	2019	2018
March 31	$1,092,396	$403,400
June 30	823,654	299,240
September 30	760,856	787,524
December 31	571,576	1,243,607
Total	$3,248,482	$2,733,771

All redemptions are made on the last business day of the quarter, and valued at $1 per unit.

Fair market value / unit value

In compliance with FINRA Rule 2310 concerning direct-participation-program value per unit estimates, RMC obtained information regarding fair market valuations of the net assets and unit value as of December 31, 2019, for RMI IX. The valuations were performed with the assistance of an independent valuation firm that provides asset valuations to retirement plan sponsors, plan administrators, banking and trust companies, and ERISA plans. The fair values of the individual properties were taken from appraisals which referenced the most current available market information such as listing agreements, offers, and pending and closed sales. Industry standard valuation approaches, including the Income Approach, were utilized in deriving the fair values, as appropriate. There is no assurance that this estimated fair value of the membership units is or will remain accurate, and it does not determine the amount that a member is entitled to receive upon redemption of units. The redemption amount is determined by the applicable provisions of the Operating Agreement.

The fair value of a unit of RMI IX was determined to be $1.00, after consideration of the fair values of the net assets held, the restrictions in the unit redemption program in the Operating Agreement and the restrictions on transferability of units with consideration to the expected net distribution rate on the units.

The fair value of loan balances (i.e., principal plus interest) secured by deeds of trust, per the Market Approach, is deemed to approximate the recorded amount (per the financial statements) as our loans:

•	are of shorter terms at origination than commercial real estate loans by institutional lenders and conventional single-family home mortgage lenders;
•	are written without a prepayment penalty; and
•

are not yet sellable into an established secondary market as companies or individuals originating loans similar to those originated by RMC on behalf of the company typically intend to hold the loans until maturity.

Market Approach - The market approach measures value based on what other purchasers in the market have paid for assets that can be considered reasonably similar to those being valued. When the market approach is utilized, data is collected on the prices paid for reasonably comparable assets. Adjustments are made to the comparable assets to compensate for differences between those assets and the asset being valued. In the case of real estate for example, adjustments might be made for location, quality or construction, and/or building amenities. The application of the market approach results in an estimate of the price reasonably expected to be realized from the sale of the property.

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

The primary purpose of the valuation was to determine the fair value of a unit of membership interest in RMI IX. There is no assurance that this estimated value is or will remain accurate, and it does not determine the amount that a member is entitled to receive upon withdrawal of units. RMC makes no representation, express or implied, that a unit of RMI IX could or would be transferred by an investor for the stated fair value.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Such estimates relate principally to the determination of the allowance for loan losses, including, when applicable, the valuation of impaired loans (which itself requires determining the fair value of the collateral), and the valuation of real estate owned, at acquisition and subsequently. Actual results could differ significantly from these estimates.

Allowance for loan losses

Loans and the related accrued interest and advances (i.e. the loan balance) are analyzed on a periodic basis for ultimate recoverability. Collateral fair values are reviewed quarterly and the protective equity for each loan is computed. As used herein, “protective equity” is the dollar amount by which the fair value of the collateral, net of any senior liens, exceeds the loan balance, where “loan balance” is the sum of the unpaid principal, advances and the recorded interest thereon. This computation is done for each loan (whether impaired or performing), and while loans secured by collateral of similar property type are grouped, there is enough distinction and variation in the collateral that a loan-by-loan, collateral-by-collateral analysis is appropriate.

A provision for loan losses to adjust the allowance for loan losses (principal and/or interest) is made to an amount such that the net carrying amount is reduced to the lower of the loan balance or the estimated fair value of the related collateral, net of any costs to sell in arriving at net realizable value and net of any senior loans and/or claims.

At foreclosure, any excess of the recorded investment in the loan (accounting basis) over the net realizable value of the collateral is charged against the allowance for loan losses.

Fair value estimates

The fair value of the collateral is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values and publicly available information on in-market transactions. Appraisals of commercial real property generally present three approaches to estimating value: 1) market comparables or sales approach; 2) cost to replace; and 3) capitalized cash flows or income approach. These approaches may or may not result in a common, single value. The market-comparables approach may yield several different values depending on certain basic assumptions, such as, determining highest and best use (which may or may not be the current use); determining the condition (e.g., as-is, when-completed or for land when-entitled); and determining the unit of value (e.g., as a series of individual unit sales or as a bulk disposition).

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

Results of Operations

General economic conditions – California

COVID-19 (Coronavirus) – COVID-19 is a new strain of the novel coronavirus that causes illness ranging from the common cold to more severe symptoms including fever, cough, breathing difficulties, and in more severe cases, pneumonia, acute respiratory syndrome, kidney failure and death.   COVID-19, which is highly contagious, was first publicly reported in Wuhan, China on December 31, 2019 and has since been reported in over 170 countries and territories including the United States and both Northern and Southern California.  In response to the COVID-19 outbreak, federal, state and local governments as well as the business community have implemented voluntary and increasingly mandatory “social distancing” polices including quarantines, travel bans, work from home initiatives, cancellation or postponement of public events and school closures, among others.  On March 4, 2020, California Governor Gavin Newsom declared a State of Emergency to exist in California with respect to the COVID-19.  On March 19, 2020 Governor Newsom issued Executive Order N-33-20 ordering all California residents to stay at home except as needed to maintain continuity of operations of the federal critical infrastructure sectors and other sectors designated by the Governor. These measures and the general uncertainty around the COVID-19 virus have recently caused increased volatility in the United States financial markets and economic uncertainty at the state, local and national level. The overall impact of COVID-19 on the California economy and the California real estate markets is not known at this time. The company's revenues and financial results depend upon the ability of borrowers to make payments of principal and interest in a timely manner and on the interest rates charged on loans. In addition, the company's loans are secured by real properties located in Northern and Southern California and the overall impact of COVID-19 on the California real estate market cannot be predicted at this time. If there is  prolonged uncertainty with respect to COVID-19  in California and the United States, it could result in an economic downturn or recession in national and local economies including but not limited to increases in unemployment rates and disruptions to businesses, which could have a negative impact on the ability of borrowers to make principal and interest payments, as well as the company's volume of loan originations. These factors combined with a decline in California real estate values   could have a short or long term material adverse impact on the company’s business, financial performance and results of operations.

All of our mortgage loans are secured by California real estate. Our secured-loan investment activity and the value of the real estate securing our loans is dependent significantly on economic activity and employment conditions in California.  Wells Fargo’s Economics Group periodically provides timely, relevant information and analysis in its reports and commentary regarding California’s employment and economic conditions.  Highlights from a recently issued report from Wells Fargo Securities Economics Group is presented below.

In the publication “The Fed Announces a Barrage of Policy Changes” dated March 16, 2020:

“The Federal Reserve surprised many market participants on Sunday evening, March 15, when it announced a barrage of policy changes, which we will address in more detail subsequently. But to summarize, the FOMC cut the target range for the fed funds rate 100 bps, returning it to 0.00% to 0.25%, where it was maintained from December 2008 to December 2015. The FOMC re-instated its quantitative easing (QE) program via renewed purchases of Treasury and mortgage-backed securities. It slashed its discount rate to only 0.25%, an all-time low, and it encouraged banks to draw on Fed facilities and to use their capital and liquidity buffers to lend to households and businesses. Finally, the Federal Reserve, in concert with other major central banks, cut the interest rate that it charges on its swap lines, which foreign central banks use to borrow dollars from the Fed. All of these steps are an effort by the Fed to ease strains in financial markets and cushion the U.S. economy, as much as possible, from the growth-halting effects of the COVID-19 pandemic. In our view, the FOMC stands ready to do even more, within its legal authority, to support financial and credit markets.”

“Let’s start with the cut in the target range for the fed funds rate. As we wrote in a report last week, we were anticipating that the FOMC would cut 100 bps at its scheduled meeting on March 18, “if not sooner,” so the timing of yesterday’s rate cut was not totally unexpected. We wrote in another report last month that lower rates will offer some support to businesses and household via lower interest payments on floating-rate debt obligations.”

“The FOMC also authorized the trading desk at the Federal Reserve Bank of New York to purchase $500 billion worth of Treasury securities and $200 billion worth of mortgage-backed securities (MBS) “in coming months.” The Fed hopes that these renewed QE purchases of securities will help reduce tensions in other financial markets via an eventual narrowing of credit spreads (over U.S. Treasury securities). In that regard, MBS spreads have widened significantly in recent weeks. Renewed QE purchases of MBS by the Fed should eventually bring those spreads down, which then should help to bring mortgage rates for new purchases and refinancing lower as well…”

“…In sum, all of the moves that the FOMC announced on March 15 are intended to ease strains in financial markets and to support the credit-creation process in the economy as much as possible. In our view, the FOMC stands ready to do even more, within its legal authority, to support financial and credit markets. In that regard, the committee could re-instate some of the programs, or variants thereof, which it created during the financial crisis to keep credit markets functioning. But many of the steps that the Fed is undertaking will offer only limited support to economic activity directly. The federal government has announced some fiscal measures already. In our view, it will need to do more to support the economy in coming months.”

Key performance indicators

Key performance indicators are presented in the following table for 2019 and 2018.

	2019	2018
Secured loans principal – end of period balance	$70,660,284	$62,115,713
Secured loans principal– average daily balance	$66,808,000	$61,069,000

Interest on loans	$5,994,790	$5,200,702
Portfolio interest rate(1)	8.8%	8.5%
Effective yield rate(2)	9.0%	8.5%

Provision for loan losses	$87,000	$—

Total operations expense(7)	$1,006,908	$457,848

Net Income(7)	$4,973,712	$4,790,272
Percent of average members’ capital(3)(4)	6.1%	6.4%

Member Distributions, net	$4,534,952	$4,462,623
Percent of average members’ capital(3)(5)	5.6%	6.0%

Members’ capital, gross – end of period balance	$81,755,930	$79,198,453
Members’ capital, gross – average daily balance	$81,340,000	$74,469,000

Member Redemptions(6)	$3,248,482	$2,733,771
(1)	Stated note interest rate of secured loans - weighted daily average
(2)	Percent of secured loans – average daily balance
(3)	Percent of members’ capital, gross – average daily balance
(4)	Percent based on the net income available to members (excluding 1% allocated to the manager)
(5)	Members Capital Distributed during 2019 is net of O&O costs allocated to members during the year.
(6)	Scheduled member redemptions as of December 31, 2019 were $447,417, payable in 2020. Scheduled member redemptions as of December 31, 2018 were $1,253,669.

(7) See Note 3 (Manager and Other Related Parties) to the financial statements included in Part II, Item 8 of this report for a detailed discussion on fees and reimbursements waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 7.

Secured loans

The secured loan principal – end of period at December 31, 2019 of $70,660,284 was an increase of approximately 13.8% ($8.5 million) over 2018’s $62,115,713.The increase in secured loan principal – end of period is due primarily to the timing of loan payoffs and new loan fundings at year end 2019, as well as an increase in members’ capital, end of period of approximately 3.2% ($2.6 million) at December 31, 2019. New loans originated were approximately $58.1 million for the year ended December 31, 2019. Secured loans as a percent of member’s capital (based on average balances) was 82.1% and 82.0% for 2019 and 2018, respectively.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., safety margins to outstanding debt) as indicated by the overall conservative weighted average loan-to-value ratio (LTV) which at December 31, 2019 was approximately 55.3%. Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 44.7% in the property, and we as lenders have lent in the aggregate 55.3% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

Secured loans, principal by LTV and lien position are presented in the following table as of December 31, 2019.

	Principal - secured loans
LTV	First trust deeds	Percent of total principal	Second trust deeds	Percent of total principal	Total principal	Percent of total principal
<40%	$6,949,302	9.8%	$2,493,655	3.5%	$9,442,957	13.3%
40-49%	2,680,367	3.8%	990,236	1.4%	3,670,603	5.2%
50-59%	16,779,468	23.7%	7,151,619	10.1%	23,931,087	33.8%
60-69%	15,440,914	21.9%	15,819,135	22.4%	31,260,049	44.3%
Subtotal <70%	41,850,051	59.2%	26,454,645	37.4%	68,304,696	96.6%

70-79%	861,986	1.2%	1,243,974	1.8%	2,105,960	3.0%
Subtotal <80%	42,712,037	60.4%	27,698,619	39.2%	70,410,656	99.6%

>80%(1)	—	0.0%	249,628	0.4%	249,628	0.4%

Total	$42,712,037	60.4%	$27,948,247	39.6%	$70,660,284	100.0%

Non-performing secured loans, principal by LTV and lien position are presented in the following table as of December 31, 2019.

	Principal - secured loans - non-performing
LTV	First trust deeds	Percent total principal	Second trust deeds	Percent total principal	Total	Percent total principal
<40%	$2,856,650	4.0%	$—	0.0%	$2,856,650	4.0%
40-49%	—	0.0%	345,706	0.5%	345,706	0.5%
50-59%	—	0.0%	441,367	0.6%	441,367	0.6%
60-69%	1,072,682	1.5%	3,329,342	4.7%	4,402,024	6.2%
Subtotal <70%	3,929,332	5.5%	4,116,415	5.8%	8,045,747	11.3%

70-79%	190,769	0.3%	—	0.0%	190,769	0.3%
Subtotal <80%	4,120,101	5.8%	4,116,415	5.8%	8,236,516	11.6%

>80%(1)	—	0.0%	249,628	0.4%	249,628	0.4%

Total	$4,120,101	5.8%	$4,366,043	6.2%	$8,486,144	12.0%

1)

The fair value of the collateral, and the dollar amount of senior claims/liens for loans secured by second deeds of trust, used in the LTV computation in the tables above were those which existed at origination, except the LTV for a non-performing loan with principal of $249,628, which was determined to have an LTV which exceeded 90%. RMI IX made a concession – as did the selling broker – to facilitate the sale of the underlying collateral. RMI IX’s concession approximated $37,000.

Payments in arears for non-performing secured loans, (i.e., principal and interest payments past due 30 or more days) totaled approximately $1,316,000, of which $230,000 was accrued interest receivable, and $1,086,000 was principal.

See Note 4 (Loans) to the financial statements included in Part II, Item 8 of this report for detailed presentations on the secured loan portfolio, payments in arears on non-performing loans, and on the allowance for loan losses, which presentations are incorporated by this reference into this Item 7.

Performance overview

Revenue from the interest on loans, net for the year ended December 31, 2019 increased by approximately $794,000, over the same period in 2018, due to the increased average secured loan principal of approximately $5.7 million, approximately $68,000 in default interest collected on loans that had been non-performing, and an increase in the average portfolio interest rate (8.8% in 2019 and 8.5% in 2018).

Operations expense for the year ended December 31, 2019 increased by approximately $549,000, over the same period in 2018 due to the termination of RMC electing to absorb some (or all) of our direct operating expenses (e.g. professional services and other direct operating expenses) beginning April 1, 2018. Additionally an increase in mortgage servicing fees due to an increased loan portfolio, fees paid to an independent service bureau for information technology related to recordkeeping and reporting for the accounts of individual members’ which had previously been included in Costs from RMC, and RMC, at its sole discretion, electing to begin collecting asset management fees in June 2019 contributed to the increase in operations expense.

The secured loan, and members’ capital balances are used as a base for the calculation for fees charged by RMC, and increases or decreases in the balances will have a similar effect on the total amount chargeable by RMC.  In all periods presented, the manager, at its sole discretion, provided financial support that increased net income and the return to investors.

RMC support provided, totaled approximately $1,437,000 and $2,031,000 for the years ended December 31, 2019 and 2018, respectively. The decision to waive all or a portion of these fees is made by RMC, in its sole discretion.

See Note 3 (Manager and Other Related Parties) to the financial statements included in Part II, Item 8 of this report for a detailed discussion on fees and reimbursements waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 7.

Analysis and discussion of income from operations 2019 v. 2018

Significant changes to revenue and expenses during 2019 and 2018 are summarized in the following table.

	Interest on loans, net	Provision For Loan Losses	Operations Expense	Net Income
For the years ended
December 31, 2019	$5,994,790	87,000	1,006,908	4,973,712
December 31, 2018	5,200,702	—	457,848	4,790,272
Change	$794,088	87,000	549,060	183,440

Change
Loan balance increase	$383,448	—	15,421	368,027
Loan portfolio effective yield rate	410,640	—	—	410,640
Reduced support from RMC	—	—	157,399	(157,399)
Cost allocated from RMC	—	—	(87,037)	87,037
Gain on sale, loans	—	—	—	(6,300)
Late fees	—	—	—	31,712
Capital balance increase	—	—	56,928	(56,928)
Information technology for members' capital	—	—	87,795	(87,795)
California tax payment	—	—	11,790	(11,790)
RMC fees/costs reimbursements waived	—	—	308,212	(308,212)
Allowance for loan losses, general reserve	—	50,000	—	(50,000)
Allowance for loan losses, specific reserve	—	37,000	—	(37,000)
Other	—	—	(1,448)	1,448
Change	$794,088	87,000	549,060	183,440

 The table above displays only significant changes to net income for the period, and is not intended to cross foot.

See Note 3 (Manager and Other Related Parties) to the financial statements included in Part II, Item 8 of this report for a detailed discussion on fees and cost reimbursements waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 7. See “Performance Overview” for a discussion of RMC’s plans to reduce and eventually eliminate fee and cost waivers.

Interest on loans, net

Interest on loans increased due to growth of the secured loan portfolio, approximately $68,000 collected in default interest collected on non-performing loans during 2019, and an increase in the average portfolio interest rate (8.8% in 2019 and 8.5% in 2018). The portfolio has a strong payment history, with 3 loans (representing 1.7% of the aggregate principal balance of the company’s loan portfolio) currently designated as in non-accrual status. The Secured loans – average daily balance at December 31, 2019 was approximately $66.8 million, an increase of approximately $5.7 million, or approximately 9.4%, over the average daily balance at December 31, 2018 of approximately $61.1.

Provision for loan losses/Allowance for loan losses

At December 31, 2019, RMI IX recorded a $87,000 provision for loan losses, primarily for secured loans in a second lien position, as the manager may – from time to time – agree to concessions to borrowers to facilitate a sale of collateral or refinance transactions. Included in the provision for loan losses at December 31, 2019 is a $37,000 specific provision on a secured loan in second lien position, to facilitate the sale of the underlying collateral, which was sold in February 2020.

Operations expense

Operations expense as a percent of interest on loans, net was approximately 16.8% and 8.8% during 2019, and 2018, respectively. The increase in operations expense was due primarily to RMC ceasing to absorb our direct operating expenses (e.g. professional service expense and other direct operating expenses), beginning April 1, 2018, an increase in mortgage servicing fees due to an increased average daily balance in the secured loan portfolio, fees paid to an independent service bureau for information technology related to recordkeeping and reporting for the accounts of individual members’ which fees had previously been included in Costs from RMC, and RMC, in its sole discretion, electing to collect asset management fees commencing June 1, 2019 and ongoing.

Significant changes to operations expense during 2019 and 2018, are summarized in the following table.

	Mortgage Servicing Fees	Asset Management Fees, net	Costs From RMC, net	Professional Services, net	Other	Total
For the years ended
December 31, 2019	$166,878	278,103	—	524,940	36,987	1,006,908
December 31, 2018	151,457	—	—	289,053	17,338	457,848
Change	$15,421	278,103	—	235,887	19,649	549,060

Change
Loan balance increase	$15,421	—	—	—	—	15,421
Capital balance increase	—	56,928	—	—	—	56,928
Cost allocated from RMC	—	—	(87,037)	—	—	(87,037)
RMC fees/costs reimbursements waived	—	221,175	87,037	—	—	308,212
Information technology for members' capital	—	—	—	87,795	—	87,795
Reduced support from RMC	—	—	—	143,152	14,247	157,399
California tax payment	—	—	—	—	11,790	11,790
Other	—	—	—	4,940	(6,388)	(1,448)
Change	$15,421	278,103	—	235,887	19,649	549,060

See Note 3 (Manager and Other Related Parties) to the financial statements included in Part II, Item 8 of this report for a detailed discussion on fees and cost reimbursements waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 7. See “Performance Overview” for a discussion of RMC’s plans to reduce and eventually eliminate fee and cost waivers.

Mortgage servicing fees

The increase in mortgage servicing fees of $15,421 was attributed to the increase in the average daily secured loan portfolio from approximately $61,069,000 for the year ended December 31, 2018 to $66,808,000, for the year ended December 31, 2019, at the annual rate of 0.25%.

Asset management fees

The total amount of asset management fees chargeable were $476,748 and $419,820 for the years ended December 31, 2019 and 2018, respectively. The increase in asset management fees chargeable was due to the increase in total capital. Total members capital at December 31, 2019 and 2018 was approximately $81,756,000 and $79,198,000, respectively. RMC, at its sole discretion, elected to begin collecting asset management fees in June 2019. Of the total asset management fees chargeable, RMC, at its sole discretion, waived $198,645 and $419,820 during 2019 and 2018, respectively.

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

Costs from RMC, net

Cost incurred by RMC, for which reimbursement could have been requested were $657,864 and $744,901 for the years ended December 31, 2019 and 2018, respectively. RMC, at its sole discretion, waived all reimbursements for the years ended December 31, 2019 and 2018. The decrease in costs from RMC, net chargeable was due primarily to a decrease in allocable expenses incurred by RMC, specifically relating to payroll and consultant expenses.

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

Professional services

Professional services consist primarily of legal, audit and tax compliance, information technology related to recordkeeping and reporting for individual members accounts, and regulatory (including SEC/FINRA compliance) expenses. Professional service expense incurred during the years ended December 31, 2019 and 2018 was $524,940 and $432,205, respectively. Beginning April 1, 2018, RMI IX paid for all professional service expenses directly. Prior to April 1, 2018, RMC, at its sole discretion, had elected to absorb some or all of RMI IX’s expenses for professional services. During the year ended December 31, 2018, RMC, in its sole discretions, reimbursed $143,152 of professional service expense.

Summary comparison – 4th quarter v. 3rd quarter

Significant changes to income or expense items for the three-month period ended December 31, 2019 compared to the three-month period ended September 30, 2019 is summarized in the following table.

	Interest on loans, net	Provision For Loan Losses	Operations Expense	Net Income
For the three months ended
December 31, 2019	$1,589,783	87,000	296,298	1,213,693
September 30, 2019	1,526,142	—	338,408	1,226,729
Change	$63,641	87,000	(42,110)	(13,036)

Change
Loan balance increase	131,890	—	4,418	127,472
Loan portfolio effective yield rate	(68,249)	—	—	(68,249)
Gain on sale, loans	—	—	—	(20,833)
Late fees	—	—	—	(10,954)
Cost allocated from RMC	—	—	(10,360)	10,360
California tax payment	—	—	12,590	(12,590)
RMC fees/costs reimbursements waived	—	—	10,360	(10,360)
Professional Service Timing	—	—	—	—
Allowance for loan losses, general reserve	—	50,000	—	(50,000)
Allowance for loan losses, specific reserve	—	37,000	—	(37,000)
Other	—	—	(59,118)	59,118
Change	$63,641	87,000	(42,110)	(13,036)

      The table above displays only significant changes to net income for the period, and is not intended to cross foot.

Members’ capital, cash flows and liquidity

The table below shows cash flows by business activity for 2019 and 2018.

	2019	2018
Members’ capital
Contributions by members	$2,682,081	$10,479,930
Organization and offering costs, net	(89,259)	(510,692)
Formation loan, net	168,645	(434,325)
Redemptions, net	(3,166,435)	(2,733,771)
Earnings distributed to manager	(45,000)	—
Earnings distributed to members, net of DRIP	(2,119,145)	(2,080,785)
Cash – members’ capital, net	(2,569,113)	4,720,357
Loan principal/advances/interest
Principal collected	44,597,043	41,506,194
Loans sold to non-affiliate, net	4,994,818	22,128,128
Interest received, net	5,732,666	5,042,952
Other loan income	52,797	18,499
Loan funding & advances, net	(58,052,653)	(64,966,301)
Loans transferred from affiliates	—	(5,889,819)
Cash – loans, net	(2,675,329)	(2,160,347)

Operations expense	(979,982)	(394,909)

Net change in cash	$(6,224,424)	$2,165,101
Cash, end of period	$4,450,529	$10,674,953

Redemptions of members capital

The table below sets forth redemptions of members capital.

	2019	2018
Capital redemptions-without penalty	$1,281,768	$1,923,685
Capital redemptions-subject to penalty	1,966,714	810,086
Total	$3,248,482	$2,733,771

Early withdrawal penalties	$111,551	$54,429

At December 31, 2019, scheduled redemptions of members' capital equaled $447,417, and is scheduled to be paid in 2020.

Contractual obligations, other than redemptions of members capital

At December 31, 2019, the company had no construction or rehabilitation loans outstanding.

At December 31. 2019, the company has no off-balance sheet arrangements as such arrangements are not permitted by the Operating Agreement.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8 – Financial Statements and Supplementary Data

A – Financial Statements

The following financial statements of Redwood Mortgage Investors IX, LLC at and for the years ended December 31, 2019 and 2018 are included in Item 8:

B – Financial Statement Schedules

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members

Redwood Mortgage Investors IX, LLC

San Mateo, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Redwood Mortgage Investors IX, LLC (a Delaware Limited Liability Company) (the “Company”) as of December 31, 2019 and 2018, the related statements of income, changes in members’ capital, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter – Support from Manager

As discussed in Note 3, in 2019 and 2018 Redwood Mortgage Corp (the “Manager”), at its sole discretion, provided financial support to the Company that improved net income and the return to investors in the form of waived fees, and by the decision not to seek reimbursement for certain operating costs incurred by the Manager for which reimbursement is allowable under the operating agreement.  Collectively, these actions increased net income to the Company during the years ended December 31, 2019 and 2018 by approximately $1,437,025 and $2,030,610, respectively.

Emphasis of a Matter – COVID-19

As more fully described in Note 6 to the financial statements, the Company may be materially impacted by the outbreak of a novel coronavirus (COVID-19), which was declared a global pandemic by the World Health Organization in March 2020.

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

San Francisco, California

March 30, 2020

REDWOOD MORTGAGE INVESTORS IX, LLC

Balance Sheets

December 31, 2019 and 2018

	December 31,	December 31,
ASSETS	2019	2018
Cash and cash equivalents	$4,450,529	$10,674,953
Loans
Principal	70,660,284	62,115,713
Advances	14,040	21,041
Accrued interest	680,146	473,966
Loan balances secured by deeds of trust	71,354,470	62,610,720

Allowance for loan losses	(87,000)	—
Loan balances secured by deeds of trust, net	71,267,470	62,610,720

Total assets	$75,717,999	$73,285,673

LIABILITIES, INVESTORS IN APPLICANT STATUS, AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities	$36,933	$9,321

Commitments and contingencies (Note 5)

Investors in applicant status	—	651,500

Members’ capital, net	79,629,130	76,804,195
Receivable from manager (formation loan)	(3,948,064)	(4,179,343)
Members’ capital, net, less formation loan	75,681,066	72,624,852
Total liabilities, investors in applicant status and members’ capital	$75,717,999	$73,285,673

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Income

For the Years Ended December 31, 2019 and 2018

	2019	2018
Revenues, net
Interest income	$5,994,790	$5,200,702
Late fees	51,997	20,285
Gain on sale, loans	20,833	27,133
Total revenues	6,067,620	5,248,120

Provision for loan losses	87,000	—

Operations expense
Mortgage servicing fees	166,878	151,457
Asset management fees, net (Note 3)	278,103	—
Costs from Redwood Mortgage Corp., net (Note 3)	—	—
Professional services, net (Note 3)	524,940	289,053
Other	36,987	17,338
Total operations expense	1,006,908	457,848
Net income	$4,973,712	$4,790,272
Members (99%)	4,923,975	4,742,369
Manager (1%)	49,737	47,903
	$4,973,712	$4,790,272

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Changes in Members’ Capital

For the Years Ended December 31, 2019 and 2018

		Members' Capital, net
	Investors In Applicant Status	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at December 31, 2018	$651,500	$79,198,453	$125,200	$(2,519,458)	$76,804,195
Contributions on application	2,666,508	—	—	—	—
Contributions admitted to members' capital	(3,318,008)	3,318,008	3,331	—	3,321,339
Premiums paid on application by RMC	12,355	—	—	—	—
Premiums admitted to members' capital	(12,355)	12,355	—	—	12,355
Net income	—	4,923,975	49,737	—	4,973,712
Earnings distributed to members	—	(4,534,952)	(45,000)	—	(4,579,952)
Earnings distributed used in DRIP	—	2,415,807	—	—	2,415,807
Members’ redemptions	—	(3,248,482)	—	—	(3,248,482)
Organization and offering expenses	—	—	—	(185,332)	(185,332)
Organization and offering expenses allocated	—	(329,234)	—	329,234	—
Organization and offering expenses repaid by RMC	—	—	—	96,073	96,073
Early withdrawal penalties	—	—	—	19,415	19,415
Balance at December 31, 2019	$—	$81,755,930	$133,268	$(2,260,068)	$79,629,130

		Members' Capital, net
	Investors In Applicant Status	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at December 31, 2017	$3,270,312	$66,450,424	$102,902	$(2,335,325)	$64,218,001
Contributions on application	10,413,923	—	—	—	—
Contributions admitted to members' capital	(13,025,630)	13,025,630	13,085	—	13,038,715
Premiums paid on application by RMC	52,990	—	—	—	—
Premiums admitted to members' capital	(60,095)	60,095	—	—	60,095
Net income	—	4,742,369	47,903	—	4,790,272
Earnings distributed to members	—	(4,462,623)	(38,690)	—	(4,501,313)
Earnings distributed used in DRIP	—	2,420,528	—	—	2,420,528
Members’ redemptions	—	(2,733,771)	—	—	(2,733,771)
Organization and offering expenses	—	—	—	(591,907)	(591,907)
Organization and offering expenses allocated	—	(304,199)	—	304,199	—
Organization and offering expenses rebated by RMC	—	—	—	81,215	81,215
Early withdrawal penalties	—	—	—	22,360	22,360
Balance at December 31, 2018	$651,500	$79,198,453	$125,200	$(2,519,458)	$76,804,195

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Years Ended December 31, 2019 and 2018

	2019	2018
Operations
Interest income received	$5,732,666	$5,039,822
Other loan revenue received	52,797	18,499
Loan administrative fee reimbursed	—	3,130
Operations expense	(979,982)	(394,909)
Total cash provided by operations	4,805,481	4,666,542
Investing – loans
Loans originated	(58,051,600)	(64,959,250)
Loans sold to non-affiliate, net	4,994,818	22,128,128
Loans transferred from affiliates	—	(5,889,819)
Principal collected	44,597,043	41,506,194
Advances (made) on loans	(1,053)	(7,051)
Total cash used in investing	(8,460,792)	(7,221,798)
Financing – members’ capital
Contributions by members, net
Contributions by members	2,682,081	10,479,930
Organization and offering expenses paid, net	(89,259)	(510,692)
Formation loan funding	(186,656)	(779,964)
Formation loan collected	355,301	345,639
Total cash provided by members, net	2,761,467	9,534,913
Distributions to members
Earnings distributed, net of DRIP	(2,119,145)	(2,080,785)
Earnings distributed to manager	(45,000)	—
Redemptions, net of early withdrawal penalties	(3,166,435)	(2,733,771)
Cash distributions to members	(5,330,580)	(4,814,556)
Total cash (used in) provided by financing	(2,569,113)	4,720,357
Net (decrease) increase in cash	(6,224,424)	2,165,101
Cash, beginning of period	10,674,953	8,509,852
Cash, December 31,	$4,450,529	$10,674,953

Non-cash financing activity for the years ended December 31, 2019 and 2018 includes early withdrawal penalties of $82,047 and $54,430, respectively, which reduced members’ capital by $19,415 and $22,360, respectively, as they were applied to unallocated O&O and the formation loan by $62,632 and $32,070, respectively.

Non-cash financing activity for the year ended December 31, 2019 includes investors in applicant status amounts totaling $651,500 representing cash amounts received in 2018 but not admitted until 2019.  Non-cash financing activity for the year ended December 31, 2018 includes investors in applicant status amounts totaling $3,270,312 representing cash amounts received in 2017 but not admitted until 2018..

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Years Ended December 31, 2019 and 2018

Reconciliation of net income to total cash provided by operations

	2019	2018
Net income	$4,973,712	$4,790,272
Adjustments to reconcile net income to net cash provided by operating activities
(Gain) on sale, loans	(20,833)	(27,133)
Provision of loan losses	87,000	—
Amortization of loan administrative fees	—	5,878
Change in operating assets and liabilities
Accrued interest	(262,124)	(166,758)
Loan administrative fees reimbursed	—	3,130
Accounts payable and accrued liabilities	27,726	3,419
Other	—	57,734
Total adjustments	(168,231)	(123,730)
Total cash provided by operations	$4,805,481	$4,666,542

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2019 and 2018

NOTE 1 – ORGANIZATION AND GENERAL

Redwood Mortgage Investors IX, LLC (RMI IX or the company) is a Delaware limited liability company formed in October 2008 to engage in business as a mortgage lender and investor by making and holding-for-investment mortgage loans secured by California real estate, primarily through first and second deeds of trust.

The company is externally managed by Redwood Mortgage Corp (RMC or the manager). The manager is solely responsible for managing the business and affairs of the company, subject to the voting rights of the members on specified matters. The manager acting alone has the power and authority to act for and bind the company. RMC provides the personnel and services necessary for the company to conduct its business as the company has no employees of its own. The mortgage loans the company funds and/or invests in are arranged and generally are serviced by RMC.

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

•	generate and distribute cash flow from these mortgage lending and investing activities.

The ongoing sources of funds for loans are the proceeds (net of redemption of members’ capital and operating expenses) from:

•	loan payoffs;
•	borrowers’ monthly principal and interest payments, net of operating expenses;
•	a line of credit;
•	loan sales to unaffiliated 3rd parties and loan transfers by executed assignment to affiliated mortgage funds;
•	payments from RMC on the outstanding balance of the formation loan; and,
•

sale of units to members participating in the dividend reinvestment plan and – prior to May 2019 – sale of units net of reimbursement to RMC of organization and offering expenses (“O&O expenses”) and net of amounts advanced for the formation loan to RMC.

The company intends to hold until maturity the loans in which it invests and does not presently intend to invest in mortgage loans primarily for the purpose of reselling such loans in the ordinary course of business; however, the company may sell mortgage loans (or fractional interests therein) when the manager determines that it appears to be advantageous for the company to do so, based upon then current interest rates, the length of time that the loan has been held by the company, the company’s credit risk and concentration risk and the overall investment objectives of the company. Loans sold to third parties may be sold for par, at a premium or, in the case of non-performing or under performing loans, at a discount. Company loans may be sold to third parties or to the manager or its affiliates; however, any loan sold to the manager or an affiliate thereof will be sold for a purchase price equal to the greater of (i) the par value of the loan or (ii) the fair market value of the loan. The manager will not receive commissions or broker fees with respect loan sales conducted for the company; however, selling loans will increase members’

capital available for investing in new loans for which the manager will earn brokerage fees and other forms of compensation.

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

The distribution reinvestment plan (DRIP) provision of the Operating Agreement permits members to elect to have all or a portion of their monthly distributions reinvested in the purchase of additional units.

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

The company’s net income, cash available for distribution, and net-distribution rate fluctuates depending on:

•	loan origination volume and the balance of capital available to lend;
•	the current and future interest rates negotiated with borrowers;
•	the timing and amount of gains received from loan sales, if any;
•	payment of fees and cost reimbursements to RMC;
•	the amount and timing of other operating expenses, including expenses for professional services;
•	financial support, if any, from RMC;
•	payments from RMC on the outstanding balance of the formation loan; and,
•	a line of credit.

Financial Support from RMC

Since commencement of operations in 2009, RMC, at its sole discretion, provided significant financial support to the company which increased the net income, cash available for distribution, and the net-distribution rate, by:

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2019 and 2018

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

In June 2019, RMC began collecting from RMI IX the asset management fee of three quarters of one percent annually (0.75%), and plans to commence collection from RMI IX in 2020 of cost reimbursements to which RMC is entitled.

In 2019, the company began being invoiced directly and paying fees to an independent service bureau for information technology relating to the recordkeeping and reporting for the accounts of individual investors and their corresponding member accounts. In prior years these fees were invoiced to RMC and then billed to the company.

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

The company redeems units quarterly, subject to certain limitations as provided in the Operating Agreement. The maximum number of units which may be redeemed per quarter per individual member shall not exceed the greater of (i) 100,000 units, or (ii) 25% of the member’s total outstanding units. For redemption requests requiring more than one quarter to fully redeem, the percentage discount amount that, if any, applies when the redemption payments begin continues to apply throughout the redemption period and applies to all units covered by such redemption request regardless of when the final redemption payment is made.

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

December 31, 2019 and 2018

Contributed capital

Prior to April 30, 2019, the manager was required to contribute to capital one tenth of one percent (0.1%) of the aggregate capital accounts of the members.

Manager’s interest

If a manager is removed, withdrawn or terminated, the company will pay to the manager all amounts then accrued and due to the manager. Additionally, the company will terminate the manager’s interest in the company’s profits, losses, distributions and capital by payment of an amount in cash equal to the then-present fair value of such interest. The formation loan is forgiven if the manager is removed and RMC is no longer receiving payments for services rendered.

Distribution reinvestment plan (DRIP)/Unit sales

On May 9, 2019, the company filed a Registration Statement on Form S-3 with the SEC (SEC File No. 333-231333) to offer up to 15,000,000 units ($15,000,000) to members of record as of April 30, 2019 that had previously elected to participate in the DRIP or that elect to participate in the DRIP. The Registration Statement on Form S-3 became effective on May 9, 2019.

Members of record as of April 30, 2019, that previously elected to participate in the DRIP or that provide written notice to the manager may elect to participate in the DRIP, in those states in which approval has been obtained. As of December 31, 2019, the gross proceeds from sales of units to our members under our DRIP pursuant to the May 9, 2019 Form S-3 Registration Statement (after May 9, 2019) was approximately $1,614,000, and approximately $802,000 (for the four month period ended April 30, 2019) pursuant to the company’s Form S-11 Registration Statement.

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

December 31, 2019 and 2018

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Management estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Such estimates relate principally to the determination of the allowance for loan losses, including, when applicable, the valuation of impaired loans (which itself requires determining the fair value of the collateral), and the valuation of real estate owned, at acquisition and subsequently. Actual results could differ significantly from these estimates.

Fair value estimates

GAAP defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

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

The fair value of real property is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values and publicly available information on in-market transactions. Appraisals of commercial real property generally present three approaches to estimating value: 1) market comparables or sales approach; 2) cost to replace; and 3) capitalized cash flows or income approach. These approaches may or may not result in a common, single value. The market-comparables approach may yield several different values depending on certain basic assumptions, such as, determining highest and best use (which may or may not be the current use); determining the condition (e.g., as-is, when-completed or for land when-entitled); and determining the unit of value (e.g., as a series of individual unit sales or as a bulk disposition).

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2019 and 2018

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

Cash and cash equivalents

The company considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2019, substantially all of the company’s cash balances in banks exceed federally insured limits of $250,000. The bank or banks in which funds are deposited are reviewed periodically for their general credit-worthiness/investment grade credit rating.

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

The company may fund a specific loan origination net of an interest reserve (one to two years) to insure timely interest payments at the inception of the loan. Any interest reserve is amortized over the period that the amount is prepaid. In the event of an early loan payoff, any unapplied interest reserves would be first applied to any accrued but unpaid interest and then as a reduction to the principal.

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

December 31, 2019 and 2018

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

If based upon current information and events, it is probable the partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement, then a loan may be designated as impaired. Impaired loans are included in management’s periodic analysis of recoverability. Payments on impaired loans are applied to late fees, then to the accrued interest, then to advances, and lastly to principal.

A provision for loan losses to adjust the allowance for loan losses (principal and/or recorded interest) is made to an amount such that the net carrying amount (unpaid principal less the specific allowance) is reduced to the lower of the loan balance or the estimated fair value of the related collateral, net of any costs to sell in arriving at net realizable value and net of any senior loans.

The company charges off uncollectible loans and related receivables directly to the allowance account once it is determined the full amount is not collectible. Any amounts collected after a charge off is deemed a recovery of loan losses.

At foreclosure, any excess of the recorded investment in the loan (accounting basis) over the net realizable value of the collateral is charged against the allowance for loan losses.

Real estate owned (REO)

Real estate owned, or REO, is property acquired in full or partial settlement of loan obligations generally through foreclosure, and is recorded at acquisition at property’s net realizable value, which is the fair value less estimated costs to sell, as applicable. The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers. The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent valuation reserves. After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. REO is analyzed periodically for changes in fair values and any subsequent write down is charged to operations expenses as an adjustment to the valuation allowance. Any recovery in the fair value subsequent to such a write down is recorded and is not to exceed the value recorded at acquisition. Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

Recently issued accounting pronouncements

-Accounting and Financial reporting for Expected Credit Losses

The Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) that significantly changes how entities will account for credit losses for most financial assets that are not measured at fair value through net income. The new standard will supersede currently in effect guidance and applies to all entities. Entities will be required to use a current expected credit loss (CECL) model to estimate credit impairment. This estimate will be forward-looking, meaning management will be required to use not only historical trends and current conditions, but must also consider forecasts about future economic conditions to determine the expected credit loss over the remaining life of an instrument. This will be a significant change from the current incurred credit loss model, and generally may result in allowances being recognized in earlier periods than under the current credit loss model. The ASU is effective for smaller reporting companies for interim and annual reporting periods in 2023.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2019 and 2018

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

Loan administrative fees and operating expenses, including amounts for fees and cost reimbursements waived and/or expenses absorbed by RMC for the year ended December 31, 2019 is presented in the following table.

		Operating Expenses
For the year ended	Loan Admin Fees	Mortgage Servicing Fees	Asset Management Fee	Costs from RMC	Professional Services	Other	Total
December 31, 2019
Chargeable/reimbursable	$580,516	$166,878	$476,748	$657,864	$524,940	$36,987	$2,443,933
RMC support
Waived	(580,516)	—	(198,645)	(657,864)	—	—	(1,437,025)
Expenses absorbed by RMC	—	—	—	—	—	—	—
Total RMC support	(580,516)	—	(198,645)	(657,864)	—	—	(1,437,025)

Net charged	$—	$166,878	$278,103	$—	$524,940	$36,987	$1,006,908

Loan administrative fees and operating expenses, including amounts for fees and cost reimbursements waived and/or expenses absorbed by RMC for the year ended December 31, 2018 is presented in the following table.

		Operating Expenses
For the year ended	Loan Admin Fees	Mortgage Servicing Fees	Asset Management Fee	Costs from RMC	Professional Services	Other	Total
December 31, 2018
Chargeable/reimbursable	$708,491	$151,457	$419,820	$744,901	$432,205	$31,584	$2,488,458
RMC support
Waived	(708,491)	—	(419,820)	(744,901)	—	—	(1,873,212)
Expenses absorbed by RMC	—	—	—	—	(143,152)	(14,246)	(157,398)
Total RMC support	(708,491)	—	(419,820)	(744,901)	(143,152)	(14,246)	(2,030,610)

Net charged	$—	$151,457	$—	$—	$289,053	$17,338	$457,848

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

December 31, 2019 and 2018

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

Asset management fees

The manager is entitled to receive a monthly asset management fee for managing the company’s portfolio and operations in an amount up to three-quarters of one percent (0.75%) annually of the portion of the capital originally committed to investment in mortgages, not including leverage, and including up to two percent (2%) of working capital reserves. In June 2019, the company began paying the manager asset management fees.

Costs from RMC

The manager is entitled to request reimbursement by the company for operations expense incurred on behalf of the company, including without limitation, accounting, tax and data processing, postage and preparation of reports to members and out-of-pocket general and administration expenses. Certain of these qualifying costs (e.g., postage) can be tracked by RMC as specifically attributable to the company. Other costs (e.g., RMC’s accounting and audit fees, legal fees and expenses, qualifying payroll expenses, occupancy, and insurance premium) are allocated on a pro-rata basis (e.g., by the company’s percentage of total capital of all mortgage funds managed by RMC). Payroll and consulting fees are allocated first based on activity, and then to the company on a pro-rata basis based on percentage of capital to the total capital of all affiliated mortgage funds managed by RMC. RMC, at its sole discretion, has elected to waive reimbursement for operating expenses during the years ended December 31, 2019 and 2018.

Professional Services

Professional services consist primarily of legal, audit and tax compliance, information technology related to recordkeeping and reporting for individual investor accounts, and regulatory (including SEC/FINRA compliance) expenses. Prior to April 2018, RMC, at its sole discretion, had elected to absorb some or all of RMI IX’s expenses for professional services (and other operating expenses directly incurred by the company).

Commissions and fees are paid by the borrowers to RMC

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

During the year ended December 31, 2018, Redwood Mortgage Investors VIII, LP, an affiliated mortgage fund, transferred to the company two performing loans in-full at par value, which approximates fair value, of approximately $5,890,000. The company paid cash for the loans and the affiliated mortgage fund has no continuing obligation or involvement on the loans. No loans were transferred during the year ended December 31, 2019.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2019 and 2018

Formation loan

Formation loan transactions are presented in the following table.

	2019	Since Inception
Balance, beginning of period	$4,179,343	$—
Formation loan advances to RMC	186,656	5,626,566
Payments received from RMC	(355,301)	(1,555,017)
Early withdrawal penalties applied	(62,634)	(123,485)
Balance, December 31, 2019	$3,948,064	$3,948,064
Subscription proceeds since inception		$80,256,995
Formation loan advance rate		7%

The future minimum payments on the formation loan of December 31, 2019 are presented in the following table.

2020	$493,508
2021	493,508
2022	493,508
2023	493,508
2024	493,508
Thereafter	1,480,524
Total	$3,948,064

RMC is required to make annual payments on the formation loan of one tenth of the principal balance outstanding at December 31 of the prior year. The formation loan is forgiven if the manager is removed and RMC is no longer receiving payments for services rendered.

Member capital withdrawals

The table below presents the company’s unit redemptions for the years ended December 31, 2019 and 2018.

	2019	2018
Capital redemptions-without penalty	$1,281,768	$1,923,685
Capital redemptions-subject to penalty	1,966,714	810,086
Total	$3,248,482	$2,733,771

Early withdrawal penalties	$111,551	$54,429

At December 31, 2019, scheduled redemptions of members’ capital was $447,417, all of which was scheduled for payment in 2020.

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

December 31, 2019 and 2018

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

Unallocated O&O transactions are summarized in the following table.

	2019	Since Inception
Balance, beginning of period	$2,519,458	$—
O&O expenses reimbursed to RMC	185,332	3,671,853
Early withdrawal penalties applied (1)	(19,415)	(60,290)
O&O expenses allocated(2)	(329,234)	(1,015,590)
O&O expenses repaid to Members' Capital by RMC(3)	(96,073)	(335,905)
Balance, December 31	$2,260,068	$2,260,068

(1)

Prior to June 30, 2019, early withdrawal penalties collected were applied to the next installment of principal due under the formation loan and to reduce the amount owed to RMC for O&O expenses. The amounts credited were determined by the ratio between the amount of the formation loan and the amount of offering costs incurred by the company.

(2)	Beginning in 2016, O&O expenses reimbursed to RMC by RMI IX are allocated to members’ capital accounts over 40 quarters.
(3)

RMC is obligated under the Operating Agreement to repay the company for unallocated O&O expenses attributed to units redeemed prior to the 40 quarterly allocations. RMC estimated its future obligations to repay unallocated O&O expenses on scheduled redemptions as of December 31, 2019, to be $10,761, which is expected to be offset by early withdrawal penalties.

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years. Loans acquired are generally done so within the first six months of origination and purchased at the current par value, which approximates fair value. No loans were acquired from affiliates in 2019.

As of December 31, 2019, 74 loans (representing 98% of the aggregate principal of the company’s loan portfolio) have a loan term of five years or less from loan inception. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment provision.

As of December 31, 2019, 53 loans outstanding (representing 45% of the aggregate principal balance of the company’s loan portfolio) provide from monthly payments of principal and interest, typically calculated on a 30-year amortization schedule, with the remaining principal balance due at maturity. The remaining loans provide for monthly payments of interest only, with the principal balance due at maturity.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2019 and 2018

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for 2019 and 2018.

	2019	2018
Principal, beginning of period	$62,115,713	$54,768,689
Loans originated	58,051,600	64,959,250
Loans transferred from affiliates	—	5,889,819
Loans sold to non-affiliate	(4,909,986)	(21,995,851)
Principal collected	(44,597,043)	(41,506,194)
Principal December 31	$70,660,284	$62,115,713

During each of the years ended December 31, 2019 and 2018, the company renewed eight loans with aggregated principal of approximately$5,195,000 and $5,004,000, respectively, which are not included in the activity shown in the table above. See Note 3 (Manager and Other Related Parties) for a description of loans transferred by executed assignments between affiliates.

Pursuant to California regulatory requirements, borrower payments are deposited into a trust account established by RMC with an independent bank. Funds are disbursed to the company as collected which can range from same day for wire transfers and up to two weeks after deposit for checks. Borrower payments held in the trust account that are yet to be disbursed to the company are not included in the financial statements. At December 31, 2019, $71,416, of borrower payments made by check, was on deposit in the bank trust account, which was fully disbursed to the company’s account by January 23, 2020. At December 31, 2018, $67,214 of borrower payments made by check, was on deposit in the trust account, all of which was disbursed to the company’s bank account by January 17, 2019, when they were recorded by the company.

The company originates loans with the intent to hold the loans until maturity, although from time to time the company may sell certain loans when the manager determines it to be in the best interest of the company.

•

In September 2019, a loan with principal of $500,000, that had been designated as impaired, was sold to an unaffiliated third party which specializes in the resolution of such loans. There was no gain recognized upon sale.

•	In July 2019, 8 loans with aggregate principal of $4,273,346 and accrued interest of $31,830 were sold to an unaffiliated third party, at a price that netted an immaterial gain.
•	In March 2019, a loan with principal of $136,640, was sold to an unaffiliated third party, for an amount that approximated the loan balance at the time of sale.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2019 and 2018

Loan characteristics

	December 31,	December 31,
	2019	2018
Number of secured loans	77	83
Secured loans – principal	$70,660,284	$62,115,713
Secured loans – lowest interest rate (fixed)	7.8%	7.0%
Secured loans – highest interest rate (fixed)	10.5%	10.5%

Average secured loan – principal	$917,666	$748,382
Average principal as percent of total principal	1.3%	1.2%
Average principal as percent of members’ capital, net	1.2%	1.0%
Average principal as percent of total assets	1.2%	1.0%

Largest secured loan – principal	$6,735,000	$4,000,000
Largest principal as percent of total principal	9.5%	6.4%
Largest principal as percent of members’ capital, net	8.5%	5.2%
Largest principal as percent of total assets	8.9%	5.5%

Smallest secured loan – principal	$125,656	$74,390
Smallest principal as percent of total principal	0.2%	0.1%
Smallest principal as percent of members’ capital, net	0.2%	0.1%
Smallest principal as percent of total assets	0.2%	0.1%

Number of California counties where security is located	17	15
Largest percentage of principal in one California county	27.0%	25.0%

Number of secured loans with filed notice of default	—	2
Secured loans in foreclosure – principal	$—	$565,685

As of December 31, 2019, the company’s largest loan with principal of $6,735,000 is secured by an office building located in Santa Clara county, bears an interest rate of 8.25% and matures on October 1, 2021.

As of December 31, 2019, the company had no loans with filed notices of default. As of December 31, 2019, the company had no construction loans outstanding and had no rehabilitation loans outstanding. As of December 31, 2019, the company had no commitments to fund construction or rehabilitation loans. The company had no loan commitments to lend as of December 31, 2019.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2019 and 2018

Lien position

Secured loans had the lien positions in the following table.

	December 31, 2019			December 31, 2018
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	42	$42,712,037	60%	41	$29,699,888	48%
Second trust deeds	35	27,948,247	40	42	32,415,825	52
Total principal, secured loans	77	70,660,284	100%	83	62,115,713	100%
Liens due other lenders at loan closing		54,062,023			65,941,118
Total debt		$124,722,307			$128,056,831

Appraised property value at loan closing		$237,453,000			$240,307,000

Percent of total debt to appraised values (LTV) at loan closing(1)		55.3%			54.5%
(1)

based on appraised values and liens due to other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing nor does it include decreases or increases of the amount of senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table as of December 31, 2019 and 2018.

	December 31, 2019			December 31, 2018
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	53	$32,361,343	46%	60	$42,967,253	69%
Multi-family	9	9,219,497	13	8	8,210,970	13
Commercial	15	29,079,444	41	15	10,937,490	18
Total principal, secured loans	77	$70,660,284	100%	83	$62,115,713	100%
(2)

single family property type as of December 31, 2019 consists of 11 loans with principal of $6,236,571 that are owner occupied and 42 loans with principal of $26,124,772 that are non-owner occupied. At December 31, 2018, single family property consisted of 14 loans with principal of $11,398,869 that are owner occupied and 46 loans with principal $31,568,384 that are non-owner occupied.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2019 and 2018

Distribution of loans in California

The distribution of secured loans by counties is presented in the following table as of December 31, 2019 and 2018.

	December 31, 2019		December 31, 2018
	Principal	Percent	Principal	Percent
San Francisco Bay Area(3)
Santa Clara	$19,064,638	27.0%	$11,756,695	18.9%
San Mateo	10,837,195	15.3	9,619,609	15.5
San Francisco	7,735,173	10.9	5,238,008	8.4
Alameda	2,930,219	4.2	7,306,779	11.8
Contra Costa	400,000	0.6	725,771	1.2
Santa Cruz	264,515	0.4	—	—
Marin	249,628	0.4	575,000	0.9
Sonoma	—	—	1,300,000	2.1
	41,481,368	58.8	36,521,862	58.8

Other Northern California
Sutter	3,815,000	5.4	—	—
Monterey	1,110,000	1.6	322,716	0.5
Sacramento	492,216	0.6	822,500	1.3
Tehama	405,000	0.6	—	—
Placer	—	—	637,354	1.0
	5,822,216	8.2	1,782,570	2.8

Northern California Total	47,303,584	67.0	38,304,432	61.6

Los Angeles & Coastal
Los Angeles	12,531,312	17.7	15,514,789	25.0
San Diego	4,983,331	7.1	5,563,635	9.0
Orange	3,067,396	4.3	1,177,446	1.9
Santa Barbara	497,977	0.7	—	—
	21,080,016	29.8	22,255,870	35.9

Other Southern California
San Bernardino	1,200,000	1.7	1,200,000	1.9
Riverside	1,076,684	1.5	355,411	0.6
	2,276,684	3.2	1,555,411	2.5

Southern California Total	23,356,700	33.0	23,811,281	38.4
Total principal, secured loans	$70,660,284	100.0%	$62,115,713	100.0%
(3)	Includes Silicon Valley

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2019 and 2018

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table as of December 31, 2019.

	Loans	Principal	Percent
2020	35	$25,361,762	36%
2021	26	38,598,944	55
2022	8	3,642,402	5
2023	2	345,101	—
2024	1	246,684	—
Thereafter	2	1,390,000	2
Total future maturities	74	69,584,893	98
Matured as of December 31, 2019	3	1,075,391	2
Total principal, secured loans	77	$70,660,284	100%

Loans may be repaid or refinanced before, at or after the contractual maturity date. For matured loans, the company may continue to accept payments while pursuing collection of amounts owed from borrowers.

Secured loans, principal past maturity are summarized in the following table as of December 31, 2019.

December 31, 2019
Number of loans	3
Principal	$1,075,391
Advances	1,653
Accrued interest	21,013
Total recorded investment	$1,098,057
Principal past maturity as percent of total principal	2%

Non-performing loans

Secured loans, principal summarized by payment delinquency is presented in the following table as of December 31, 2019 and 2018.

	December 31, 2019		December 31, 2018
Non-performing loans, principal	Loans	Principal	Loans	Principal
Past Due
30-89 days	8	$3,952,306	5	$3,828,975
90-179 days	2	3,520,112	—	—
180 or more days	2	1,013,726	2	565,685
Total past due	12	8,486,144	7	4,394,660
Current	65	62,174,140	76	57,721,053
Total principal, secured loans	77	$70,660,284	83	$62,115,713

No loan payment modifications were made during 2019 or 2018.

In 2019 the company entered into two forbearance agreements with borrowers.

•

One loan with principal of approximately $764,100 matured on April 1, 2019 and was 274 days delinquent and was designated impaired and in non-accrual status at December 31, 2019. The company entered into a forbearance agreement with the borrower in August 2019, whereby the borrower agreed to resume monthly payments and the company agreed to forbear collection activity until April 1, 2020.

•

One loan with a principal balance of approximately $3,329,000 was 121 days delinquent and was designated impaired at December 31, 2019. The company entered into a forbearance agreement with the borrower in August 2019, whereby the company agreed to defer the interest payments due August 1, 2019, September 1, 2019 and October 1, 2019 and the company agreed to forbear collection activity until August 1, 2020.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2019 and 2018

At December 31, 2019 and 2018, the company had one workout agreement with a borrower. The loan, with principal of approximately $191,000 matured on June 1, 2016, and the company entered into a workout agreement in September 2016, whereby the borrower agreed to resume monthly payments to the company. This agreement extended the maturity date through October 1, 2021. The 2016 agreement was the successor to three prior agreements with the borrower, the first of which was dated August 5, 2011. The borrower was 91 days delinquent and was designated as impaired and in non-accrual status at December 31, 2019.

A loan with principal of approximately $250,000 was 213 days delinquent, and designated as impaired and in nonaccrual status at December 31, 2019.

The remaining eight loans, with principal of approximately $3,952,000, were all 60 or fewer days delinquent and not in non-accrual status or designated as impaired at December 31, 2019.

Payments in arrears for non-performing secured loans (i.e., principal and interest payments past due 30 or more days), principal and accrued interest receivable are presented in the following table as of December 31, 2019.

	Loans	Principal	Accrued interest receivable	Total past due
Payments past due
30-89 days	8	$312,965	$60,041	$373,006
90-179 days	2	8,175	136,715	144,890
180 or more days	2	765,000	32,870	797,870
Total payments past due	12	$1,086,140	$229,626	$1,315,766

Secured loans in non-accrual status are summarized in the following table.

	December 31, 2019	December 31, 2018
Number of loans	3	2
Principal	$1,204,495	$565,685
Advances	10,677	10,688
Accrued interest	37,799	19,831
Total recorded investment	$1,252,971	$596,204
Foregone interest	$3,952	$33,410

A loan with principal of approximately $3,329,000 was 90 or more days delinquent as to principal or interest and not in non-accrual status at December 31, 2019. No loans were 90 or more days delinquent as to principal or interest and not in non-accrual status at December 31, 2018.

Allowance for Loan Losses

At December 31, 2019, RMI IX recorded a $87,000 provision for loan losses, primarily for secured loans in a second lien position, as the manager may – from time to time – agree to concessions to borrowers to facilitate a sale of collateral or refinance transactions. Included in the provision for loan losses at December 31, 2019 is a $37,000 specific provision on a secured loan in second lien position, to facilitate the sale of the underlying collateral, which was sold in February 2020. At December 31, 2018, the company had no allowance for loan losses.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2019 and 2018

Loans designated impaired and the associated allowance for loan losses is presented in the following table.

	December 31, 2019	December 31, 2018
Principal	$4,533,838	$3,841,148
Recorded investment(4)	4,719,705	3,950,157
Impaired loans without allowance	4,451,368	3,950,157
Impaired loans with allowance	268,337	—
Allowance for loan losses, impaired loans	37,000	—

Number of loans	4	6
LTV at origination(5)	66.0%	54.7%
(4)	Recorded investment is the sum of the principal, advances, and recorded accrued interest.
(5)

A non-performing loan, in second lien position, with principal of approximately $250,000, and recorded investment of approximately $268,000, was determined to have an LTV which exceeded 90%. The loan was paid in February 2020, after RMI IX made a concession – as did the selling broker - to facilitate the sale of the underlying collateral. RMI IX’s concession approximated $37,000.

Impaired loans had average balances and interest income recognized and received in cash as presented in the following tables as of and for the years ended December 31, 2019 and 2018.

	December 31, 2019	December 31, 2018
Average recorded investment	$4,334,931	$2,050,897
Interest income recognized	169,585	23,848
Interest income received in cash	67,990	21,670

Fair Value

The following methods and assumptions are used when estimating fair value:

Secured loans, performing (i.e., not designated as impaired) (Level 3) - Each loan is reviewed quarterly for its delinquency, LTV adjusted for the most recent valuation of the underlying collateral, remaining term to maturity, borrower’s payment history and other factors. Due to the nature of the company’s loans and borrowers, the fair value of loan balances secured by deeds of trust approximates the recorded amount (per the financial statements) due to the following:

•	are of shorter terms at origination than commercial real estate loans by institutional lenders and conventional single-family home mortgage lenders;
•	are written without a prepayment penalty causing uncertainty/a lack of predictability as to the expected duration of the loan; and
•	have limited marketability and are not yet sellable into an established secondary market.

Secured loans, designated impaired (Level 3) - The fair value of secured loans designated impaired is the lesser of the fair value of the collateral or the enforceable amount of the note. Secured loans designated impaired are collateral dependent because it is expected that the primary source of repayment will not be from the borrower but rather from the collateral.  The fair value of the collateral is determined on a nonrecurring basis by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values and publicly available information on in-market transactions (Level 3 inputs).  When the fair value of the collateral exceeds the enforceable amount of the note, the borrower is likely to redeem the note.  Accordingly, third party market participants would generally pay the fair value of the collateral, but no more than the enforceable amount of the note.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2019 and 2018

The following methods and assumptions are used to determine the fair value of the collateral securing a loan.

Single family – Management’s preferred method for determining the fair market value of its single-family residential assets is the sale comparison method. Management primarily obtains sale comps via its subscription to the RealQuest service, but also uses free online services such as Zillow.com and other available resources to supplement this data. Sale comps are reviewed and adjusted for similarity to the subject property, examining features such as proximity to subject, number of bedrooms and bathrooms, square footage, sale date, condition and year built.

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

Commercial land – Commercial land has many variations/uses, thus requiring management to employ a variety of methods depending upon the unique characteristics of the subject land, including a determination of its highest and best use. Management may rely on information in the form of a sale comparison analysis (where adequate sale comps are available), brokers’ opinion of value, or appraisal.

NOTE 5 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

Commitments

At December 31, 2019, scheduled future redemptions of members’ capital was $447,417, all of which is scheduled for payment in 2020.

The company has contractual obligations to RMC per the Operating Agreement. See Note 3 (Manager and Other Related Parties) for a more detailed discussion on the company’s contractual obligations to RMC.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2019 and 2018

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

NOTE 6 – SUBSEQUENT EVENTS

COVID-19 (Coronavirus)

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and in March 2020 classified the outbreak as a pandemic. In March 2020, the President of the United States and the Governor of California declared a state of emergency, based on the rapid increase in COVID-19 cases including in California where the real estate collateralizing the company’s loans are located.

Recently, COVID-19 has caused significant disruptions to the global, national and local economy.  The overall impact of COVID-19 on the California economy and the California real estate markets is not known and cannot be predicted at this time.  The company’s revenue and operating results depend significantly on the strength of the California real estate market, interest rates charged on loans and the ability of borrowers to make principal and interest payments. If the outbreak causes weakness in national, regional and local economies including but not limited to increases in unemployment rates and disruptions to businesses, it may negatively impact the values of California real estate, the ability of borrowers to make principal and interest payments and the volume of loan originations.  If these factors persist, it would likely result in declines in California real estate values which would cause the protective equity in the loan to be eroded and any continued decreases in values would also lead to increases in the allowance for loan losses in future periods.

Taken together, these factors if severe and prolonged would have a short or long term adverse impact, possibly material, on the company’s future financial condition, liquidity, and results of operations.

On March 27, 2020, the company acquired through executed transfer, one performing loan with principal of approximately $2.3 million from an affiliated mortgage fund at par plus accrued interest which approximates fair value.

The manager evaluated subsequent events that have occurred after December 31, 2019 and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the financial statements.

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

RMC, with the participation of RMC's principal executive officer/principal financial officer, conducted an evaluation of the effectiveness of the manager's internal control over financial reporting based on the Internal Control - Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, management concluded that its internal control over financial reporting was effective as of December 31, 2019.

Changes to Internal Control Over Financial Reporting

There have not been any changes to internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the manager’s or company’s internal control over financial reporting.

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

The company does not have a board of directors or an audit committee. Accordingly, the manager serves the equivalent function of an audit committee for, among other things, the following purposes: appointment, compensation, review and oversight of the work of our independent public accountants, and establishing and enforcing of the Code of Ethics. Since the company does not have an audit committee and the manager is not independent of the company, the company does not have an “audit committee financial expert.”

The Manager

Redwood Mortgage Corp.   Redwood Mortgage Corp. is a licensed real estate broker incorporated in 1978 under the laws of the State of California, and is engaged primarily in the business of arranging and servicing mortgage loans. Redwood Mortgage Corp. will act as the loan broker and servicing agent in connection with loans, as it has done on behalf of several other affiliate mortgage funds formed by the manager.

Officers and Directors of RMC

Michael R. Burwell. Michael R. Burwell, age 63, President, Secretary/Treasurer and, Director, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-2009); President, Director, Chief Financial Officer and Secretary of Gymno Corporation (1986-September 2011) and, the manager of Gymno LLC, the entity into which Gymno Corporation was converted (September 2011- June 30, 2015); President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-September 2011); past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986). Mr. Burwell is licensed as a real estate sales person. Mr. Burwell was a general partner of each of the RMI, RMI II, RMI III, RMI IV, RMI V, RMI VI, and RMI VII limited partnerships. Mr. Burwell is a general partner of RMI VIII limited partnership. Mr. Burwell attended the University of California, at Davis from 1975-1979, playing NCAA soccer for three seasons.

Lorene A. Randich. Lorene A. Randich, age 62, Executive Vice President of Lending Operations, joined Redwood Mortgage Corp. in 1991, and has served as a Director since November 2011. Ms. Randich has held the real estate broker’s license of record for Redwood Mortgage Corp. since November 2011. Ms. Randich has been a licensed real estate broker since 1996. She is a member of the National Association of Realtors, the California

Mortgage Bankers Association, the California Association of Mortgage Professionals (Board Member–San Francisco/Peninsula Chapter) and the California Mortgage Association (Board Member and Education Committee Chairperson). Ms. Randich received a BA from UC Berkeley in 1980.

Thomas R. Burwell. Thomas R. Burwell, age 52, joined Redwood Mortgage Corp. in 2007 and has served as Marketing and Sales Director since 2012; Loan Officer-Builder Division Wells Fargo Bank, N.A (Westwood, CA 2005-2007); Loan Officer, Wells Fargo Bank, N.A. (Beverly Hills 2004-2005); Loan Officer Wells Fargo Bank, N.A. (New York, NY 2002-2004). Mr. Burwell is a member of the Financial Planning Association, San Francisco, CA. Mr. Burwell received a BA from the University of California at Davis in 1990. Mr. Burwell is a former ATP (Association of Tennis Professionals) world tour professional and was a NCAA Team and Individual Finalist, Team Captain, (Three-time) All-American, #1 Singles and #1 Doubles Player for University of California at Davis. Thomas R. Burwell is the brother of Michael R. Burwell.

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

In addition to the fees and reimbursements paid by the company, RMC receives compensation directly from the borrowers, including brokerage commissions on loan originations. In 2019, RMC received brokerage commissions of approximately $1.3 million related to loan originations made by the company.

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

See Note 3 (Manager and Other Related Parties) to the financial statements included in Part II, Item 8 of this report for amounts received by the manager in fiscal years 2019 and 2018. The tables in Note 3 also include certain professional service fees that the manager paid on behalf of the company.

Item 14 – Principal Accountant Fees and Services

Fees for services performed for the company by the principal accountant for 2019 and 2018 are as follows:

Audit Fees. The aggregate fees during 2019 and 2018 for professional services rendered for the audit of the company’s annual financial statements included in the company’s Annual Report on Form 10-K, review of financial statements included in the company’s Quarterly Reports on Form 10-Q and for services provided in connection with regulatory filings were approximately $143,450 and $144,100, respectively.

Audit Related Fees. There were no fees during 2019 and 2018 for audit-related services.

Tax fees. There were no fees during 2019 and 2018 for tax related services

All Other Fees. There were no other fees during 2019 and 2018.

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

4.1	Subscription Agreement and Power of Attorney, including Special Notice for California Residents*

10.1	Form of Distribution Reinvestment Plan*

10.2	Loan Servicing Agreement*

10.3	Form of Note*

10.4	Form of Deed of Trust*

10.5	Form of Participating Broker-Dealer Agreement*

10.6	Form of Advisory Agreement**

10.7	Form of Formation Loan Promissory Note*

31.1	Certification of Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report by Redwood Mortgage Corp. of the estimated fair value at December 31, 2019 of a unit of Redwood Mortgage Investors IX, LLC

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the item under the corresponding exhibit number in the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2015 (File no. 000-55601).
**	Incorporated by reference to Exhibit 10.7 in the registrant’s quarterly report on Form 10-Q for the nine months ended September 30, 2016 (File no. 000-55601).

Item 16 – Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: March 30, 2020	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 30th day of March, 2020.

Signature	Title

/s/ Michael R. Burwell	President, Secretary/Treasurer Redwood Mortgage Corp.
Michael R. Burwell	(Principal Executive, Financial and Accounting Officer); Director of Redwood Mortgage Corp.

/s/ Lorene A. Randich	Director of Redwood Mortgage Corp.
Lorene A. Randich

/s/ Thomas R. Burwell	Director of Redwood Mortgage Corp.
Thomas R. Burwell