Form 10-Q
period 2020-03-31
Redwood Mortgage Investors IX
filed 2020-05-15
CIK 1448038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC

Balance Sheets

March 31, 2020 (unaudited) and December 31, 2019 (audited)

	March 31,	December 31,
ASSETS	2020	2019
Cash, in banks	$7,714,802	$4,450,529
Loans
Principal	67,450,683	70,660,284
Advances	10,846	14,040
Accrued interest	656,193	680,146
Loan balances secured by deeds of trust	68,117,722	71,354,470
Allowance for loan losses	(55,000)	(87,000)
Loan balances secured by deeds of trust, net	68,062,722	71,267,470

Debt issuance costs	87,611	—

Total assets	$75,865,135	$75,717,999

LIABILITIES, INVESTORS IN APPLICANT STATUS, AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities	$29,073	$36,933
Payable to affiliate	53,173	—
Total liabilities	82,246	36,933

Commitments and contingencies (Note 6)

Members’ capital, net	79,725,634	79,629,130
Receivable from manager (formation loan)	(3,942,745)	(3,948,064)
Members’ capital, net of formation loan	75,782,889	75,681,066
Total liabilities and members’ capital	$75,865,135	$75,717,999

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Income

For the Three Months Ended March 31, 2020 and 2019 (unaudited)

	March 31,	March 31,
	2020	2019
Revenues, net
Interest income	$1,427,677	$1,360,992
Late fees	8,048	16,985
Total revenues	1,435,725	1,377,977

Recovery of loan losses	(75)	—

Operations expense
Mortgage servicing fees	42,273	38,646
Asset management fees, net (Note 3)	135,321	—
Costs from Redwood Mortgage Corp., net (Note 3)	—	—
Professional services	145,586	147,317
Other	67	3,356
Total operations expense	323,247	189,319
Net income	$1,112,553	$1,188,658
Members (99%)	$1,101,427	$1,176,771
Manager (1%)	11,126	11,887
	$1,112,553	$1,188,658

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statement of Changes in Members’ Capital

For the Three Months Ended March 31, 2020 (unaudited)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at December 31, 2019	$81,755,930	$133,268	$(2,260,068)	$79,629,130
Net income	1,101,427	11,126	—	1,112,553
Earnings distributed to members	(1,130,877)	—	—	(1,130,877)
Earnings distributed used in DRIP	589,564	—	—	589,564
Members’ redemptions	(488,162)	—	—	(488,162)
Organization and offering expenses allocated	(80,715)	—	80,715	—
Organization and offering expenses repaid by RMC	—	—	9,012	9,012
Early withdrawal penalties	—	—	4,414	4,414
Balance at March 31, 2020	$81,747,167	$144,394	$(2,165,927)	$79,725,634

For the Three Months Ended March 31, 2019 (unaudited)

		Members' Capital, net
	Investors In Applicant Status	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at December 31, 2018	$651,500	$79,198,453	$125,200	$(2,519,458)	$76,804,195
Contributions on application	2,112,263	—	—	—	—
Contributions admitted to members' capital	(1,271,500)	1,271,500	1,272	—	1,272,772
Premiums paid on application by RMC	7,000	—	—	—	—
Net income	—	1,176,771	11,887	—	1,188,658
Earnings distributed to members	—	(1,111,007)	—	—	(1,111,007)
Earnings distributed used in DRIP	—	602,896	—	—	602,896
Members’ redemptions	—	(1,092,396)	—	—	(1,092,396)
Organization and offering expenses	—	—	—	(93,239)	(93,239)
Organization and offering expenses allocated	—	(80,808)	—	80,808	—
Organization and offering expenses repaid by RMC	—	—	—	36,845	36,845
Early withdrawal penalties	—	—	—	19,415	19,415
Balance at March 31, 2019	$1,499,263	$79,965,409	$138,359	$(2,475,629)	$77,628,139

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Three Months Ended March 31, 2020 and 2019 (unaudited)

	March 31,
	2020	2019
Operations
Interest income received	$1,439,773	$1,274,865
Late fees	8,048	16,985
Operations expense	(277,935)	(174,389)
Total cash provided by operations	1,169,886	1,117,461
Investing – loans
Loans funded	(6,373,600)	(16,327,000)
Loans sold to non-affiliate, net	—	143,000
Loan transferred from related mortgage fund	(2,296,677)	—
Principal collected	11,859,810	11,889,592
Advances (made on) received from loans	3,194	(7,003)
Total cash provided by (used in) investing	3,192,727	(4,301,411)
Financing
Members' capital
Distributions to members
Earnings distributed, net of DRIP	(541,313)	(508,111)
Redemptions, net of early withdrawal penalties	(478,428)	(1,046,896)
Total distributions to members	(1,019,741)	(1,555,007)
Contributions by members, net
Contributions by new members	—	2,120,568
Organization and offering expenses received (paid), net	9,012	(56,394)
Formation loan funding	—	(140,928)
Total contributions by members, net	9,012	1,923,246
Cash (distributed to) received from members, net	(1,010,729)	368,239
Debt issuance costs	(87,611)	—
Total cash (used in) provided by financing	(1,098,340)	368,239
Net increase (decrease) in cash	3,264,273	(2,815,711)
Cash, beginning of period	4,450,529	10,674,953
Cash, March 31,	$7,714,802	$7,859,242

Non-cash financing activity for the three months ended March 31, 2020 and 2019 includes early withdrawal penalties of $9,733 and $45,500, respectively, which reduced members’ capital by $4,414 and $19,415, respectively, as they were applied to unallocated O&O and the formation loan by $5,319 and $26,085, respectively. Non-cash investing activities includes $20,068 for the three months ended March 31, 2020 for the principal charged off. There were no write offs of principal during the three months ended March 31, 2019.

Reconciliation of net income to total cash provided by operations

	March 31,
	2020	2019
Net income	$1,112,553	$1,188,658
Adjustments to reconcile net income to net cash provided by operating activities
Charge off of accrued interest	(11,857)	—
Recovery of loan losses	(75)	—
Change in operating assets and liabilities
Accrued interest	23,952	(86,127)
Accounts payable and accrued liabilities	45,313	14,930
Total adjustments	57,333	(71,197)
Total cash provided by operations	$1,169,886	$1,117,461

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2020 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL

In the opinion of management of Redwood Mortgage Corp. (RMC or the manager), the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These unaudited financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results to be expected for the full year.

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

•	a line of credit;
•	loan sales to unaffiliated 3rd parties and loan transfers by executed assignment to affiliated mortgage funds; and,
•	payments from RMC on the outstanding balance of the formation loan.

The mortgage loans the company funds and/or invests in are arranged and generally are serviced by RMC.

The ongoing ability of the company to source funds for loans from one or more of these sources may be adversely affected by the COVID-19 pandemic and the social and governmental responses and severe economic disruptions caused by the pandemic.  (See “COVID-19,” below).

Loans generally are funded at a fixed interest rate with a loan term of up to five years.  Loans acquired are generally done so within the first six months of funding, and purchased at the current par value, which approximates fair value. The company intends to hold until maturity the loans in which it invests and does not presently intend to invest in mortgage loans primarily for the purpose of reselling such loans in the ordinary course of business; however, the company may sell mortgage loans (or fractional interests therein) when the manager determines that it appears to be advantageous for the company to do so, based upon then current interest rates, the length of time that the loan has been held by the company, the company’s credit risk and concentration risk and the overall investment objectives of the company. Loans sold to third parties may be sold for par, at a premium or, in the case of non-performing or under performing loans, at a discount. Company loans may be sold to third parties or to the manager or its related mortgage funds; however, any loan sold to the manager or a related mortgage fund thereof will be sold for a purchase price equal to the greater of (i) the par value of the loan or (ii) the fair market value of the loan. The manager will not receive commissions or broker fees with respect to loan sales conducted for the company; however, selling loans will increase members’ capital available for investing in new loans for which the manager will earn brokerage fees and other forms of compensation.

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

Prior to May 2019, the manager was required to contribute to capital one tenth of one percent (0.1%) of the aggregate capital accounts of the members. RMC is entitled to 1% of the profits and losses of the company and to fees and reimbursements of qualifying cost as specified in the Operating Agreement.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2020 (unaudited)

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

•	generate and distribute cash flow from these mortgage lending and investing activities.

Members representing a majority of the outstanding units may, without the concurrence of the managers, vote to:

•	dissolve the company;
•	amend the Operating Agreement, subject to certain limitations;
•	approve or disapprove the sale of all or substantially all of the assets of the company; and
•	remove or replace one or all of the managers.

Where there is only one manager, a majority in interest of the members is required to elect a new manager to continue the company business after a manager ceases to be a manager due to its withdrawal.

Net income (losses) are allocated among the members according to their respective capital accounts after one percent (1%) of the net income (losses) are allocated to the manager. The monthly results are subject to subsequent adjustment as a result of quarterly and year-end accounting and reporting. Investors should not expect the company to provide tax benefits of the type commonly associated with limited partnership tax shelter investments. Federal and state income taxes are the obligation of the members, other than the annual California franchise tax and the California LLC cash receipts taxes paid by the company.

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

Such fee and cost-reimbursement waivers and the absorption of the company’s expenses by RMC were not made for the purpose of providing the company with sufficient funds to satisfy any required level of distributions, as the Operating Agreement has no such required level of distributions, nor to meet withdrawal requests. For periods prior to March 2018, this support increased RMI IX’s financial performance and resulted in an annual 6.5% net distribution rate (6.95% before O&O expenses allocation of 0.45% when applicable). In April 2018, RMI IX began paying its direct expenses for professional-service fees (legal and audit/tax compliance) and other operating expenses (postage, printing etc.).

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2020 (unaudited)

In June 2019, RMC began collecting from RMI IX the asset management fee of three quarters of one percent annually (0.75%). Also in 2019, RMC arranged for RMI IX to be invoiced directly fees from an independent service bureau for information technology relating to the recordkeeping and reporting for the accounts of individual investors and their corresponding member accounts. In prior years these fees were invoiced to RMC and then billed to the company through the cost-reimbursement, all of which was waived.

Any decision to waive fees or cost-reimbursements and/or to absorb direct expenses, and the amount (if any) to be waived or absorbed, is made by RMC in its sole discretion.

COVID-19

In March 2020, the World Health Organization declared the coronavirus (COVID-19) outbreak a pandemic. Since that time, the coronavirus has spread throughout the United States, including in the California regions and markets in which the company lends. In response, the State of California, has instituted emergency restrictions that have substantially limited the operation of non-essential businesses and the activities of individuals. The COVID-19 pandemic and these restrictions have had a significant adverse effect on the global, US, and California economies and have caused significant disruption to the financial and real estate markets. Restrictions and economic conditions caused by COVID-19 have also caused record unemployment nationwide as well as a significant number of layoffs and furloughs in the regions and communities in which the company lends.

The ultimate effect of COVID-19 on the California real estate markets and broader economy is not known nor is the ultimate length of time California and other regions will be subject to the restrictions described and their accompanying effects.  Some states and regions have begun to ease prior restrictions which may improve economic and market conditions; however, if the easing of these restrictions results in significant increases in COVID-19 cases or deaths, reinstatement of prior restrictions may be required and the COVID-19 crisis prolonged. As of March 31, 2020, the company has seen an in increase in the number of borrowers delaying payments.  However, as the company generally lends at loan to value ratios below 70%, the delays in payments has not increased the credit risk on the loans, and therefore based on the company’s assessment of the value of real estate collateralizing its loans, there has not been an increase in the allowance for loan losses during the three months ended March 31, 2020. In either case, the impacts of COVID-19 may have significant adverse effects on our business, financial condition and result of operations due to the inability of some borrowers to make principal and interest payments and a decrease in the volume of loans funded and the values of the California real properties that serve as collateral for the loans. Declines in the value of real estate may lead to increases in the allowance for loan losses. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which may negatively affect interest income and, therefore, earnings, financial condition and results of operation of the company. Potential other issues and risks resulting from the COVID-19 pandemic include:

•

Should key personnel of the manager become incapacitated by the COVID-19 virus, or be required (voluntarily or involuntarily) to terminate active involvement with the manager due to the effects of the virus, the business of the manager could be adversely impacted.

•

The ability to enforce loan terms through foreclosure may be delayed and adversely effected by current or future limitations or moratoriums on foreclosures enacted by state or local authorities to address the impacts of COVID-19.

•	Loans secured by rental properties may be adversely impacted by restrictions or moratoriums on evictions enacted by federal, state or local authorities to address the impacts of COVID-19.
•

Partial or complete closures of county recording offices may affect the ability of the company to record deeds of trust and other documents and may affect the cost or ability of the company to obtain adequate title insurance for its loans.

•	The uncertainty of the effects of COVID-19 on borrowers, properties, and the economy generally may result in inaccuracy or delays in the recognition of loan losses or impairments by the company.
•	The company may incur additional costs to remedy damages caused by such disruptions and restrictions.

Given the ongoing and dynamic nature of the circumstances, it is not possible to predict or estimate the ultimate impact of the coronavirus outbreak on the financial condition or results of operations and liquidity of the company for the remainder of 2020.

On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security (CARES) Act” was signed into law. The company continues to examine the impact that the CARES Act may have on its business. Although the company does not expect the CARES Act to have a direct impact on the company, it may have an indirect impact on the company’s borrowers and its manager. At the time of issuance of these financial statements, the company is unable to estimate the impact that the CARES Act will have on its financial condition, results of operation, or liquidity for the remainder of 2020.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2020 (unaudited)

Distribution policy

Cash available for distribution at the end of each calendar month is allocated ninety-nine percent (99%) to the members and one percent (1%) to the manager. Cash available for distribution means cash flow from operations (excluding repayments for loan principal and other capital transaction proceeds) less amounts set aside for creation or restoration of reserves. The manager may withhold from cash otherwise distributable to the members with respect to any period the respective amounts of O&O expenses allocated to the members’ accounts for the applicable period pursuant to the company’s reimbursement to RMC and allocation to members’ accounts of O&O expenses. The amount otherwise distributable, less the respective amounts of O&O expenses allocated to members, is the net distribution. Per the terms of the company’s Operating Agreement, cash available for distribution to the members is allocated among the members in proportion to their percentage interests (except with respect to differences in the amounts of O&O expenses allocated to the respective members during the applicable period) and in proportion to the number of days during the applicable month that they owned such percentage interests.

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

To determine the amount of cash to be distributed in any specific month, the company relies in part on its forecast of full year profits, which takes into account the difference between the forecasted and actual results in the year and the requirement to maintain a cash reserve. The cumulative program to date difference between earnings allocated to members’ capital accounts and net income available to members is approximately $70,000, which is net of the surplus of approximately $40,600 at the beginning of the year, and is expected to be offset by future earnings in excess of net distributions in 2020 as the cash available at March 31, 2020 and advances on the line of credit are deployed in new loans.

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

Notes to Financial Statements

March 31, 2020 (unaudited)

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

Distribution reinvestment plan (DRIP)/Unit sales

On May 9, 2019, the company filed a Registration Statement on Form S-3 with the SEC (SEC File No. 333-231333) to offer up to 15,000,000 units ($15,000,000) to members of record as of April 30, 2019 that had previously elected to participate in the DRIP or that elect to participate in the DRIP in those states in which approval has been obtained. The Registration Statement on Form S-3 became effective on May 9, 2019.

As of March 31, 2020, the gross proceeds from sales of units to our members under our DRIP pursuant to the May 9, 2019 Form S-3 Registration Statement (after May 9, 2019) was approximately $2,204,000.

On June 11, 2019, the company filed a Post-Effective Amendment No. 5 with the SEC (SEC File No. 333-208315) to deregister all of the units which were registered under its Form S-11 Registration Statement that remained unsold as of April 30, 2019.

The company uses the gross proceeds from the sale of the units (for periods beginning May 1, 2019, DRIP units only) to:

•	make additional loans;
•	fund working capital reserves;
•	prior to May 2019, pay RMC up to 4.5% of proceeds from sale of units for O&O expenses, excluding units sold in the DRIP; and
•	prior to May 2019, fund a formation loan to RMC at up to 7% of proceeds from sale of units, excluding units sold in the DRIP.

Commissions paid to broker-dealers/ Formation loan for periods prior to May 2019

Commissions for unit sales (other than DRIP units) were previously paid to broker-dealers (B/D sales commissions) by RMC and were not paid directly by the company out of offering proceeds. Instead, the company advanced to RMC, from offering proceeds, amounts sufficient to pay the B/D sales commissions and premiums paid to investors up to seven percent (7%) of offering proceeds. The receivable arising from the advances is unsecured, and non-interest bearing and is referred to as the “formation loan.”

Term of the company

The term of the company will continue until 2028, unless sooner terminated as provided in the Operating Agreement, or extended by majority vote of the members.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2020 (unaudited)

Management estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Such estimates relate principally to the determination of the allowance for loan losses, including, when applicable, the valuation of impaired loans (which itself requires determining the fair value of the collateral), and the valuation of real estate owned, at acquisition and subsequently. Actual results could differ materially from these estimates.

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

Cash in banks

At March 31, 2020, certain of the company’s cash balances in banks exceed federally insured limits of $250,000. The bank or banks in which funds are deposited are reviewed periodically for their general credit-worthiness/investment grade credit rating.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2020 (unaudited)

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

The company may fund a specific loan net of an interest reserve (one to two years) to insure timely interest payments at the inception of the loan. Any interest reserve is amortized over the period that the amount is prepaid. In the event of an early loan payoff, any unapplied interest reserves would be first applied to any accrued but unpaid interest and then as a reduction to the principal.

In the normal course of the company’s operating activities, performing loans that are maturing or have matured may be renewed at then current market rates of interest and terms for new loans. Such renewals are not designated as impaired.

From time to time, the manager negotiates and enters into loan modifications with borrowers whose loans are delinquent (non-performing). If a loan modification were to result in an economic concession to the borrower (i.e., a significant delay or reduction in cash flows compared to the original note), the modification is deemed a troubled debt restructuring.

In March 2020, various regulatory agencies issued an interagency statement on loan modifications and reporting for financial institutions working with borrowers affected by the Coronavirus. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID- 19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. The company is evaluating the potential impact that the interagency guidance will have on the company’s financial statements; however, this impact, if any cannot be quantified at this time.

The company funds loans with the intent to hold the loans until maturity. From time to time the company may sell certain loans when the manager determines it to be in the best interest of the company.  Loans are classified as held-for-sale once a decision has been made to sell loans and the loans held-for-sale have been identified.

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

For loans that are deemed collateral dependent a provision for loan losses is recorded to adjust the allowance for loan losses (principal and/or recorded interest) in an amount such that the net carrying amount (unpaid principal less the specific allowance) is reduced to the lower of the loan balance or the estimated fair value of the related collateral, net of any costs to sell in arriving at net realizable value and net of any senior loans.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2020 (unaudited)

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

Debt issuance costs

Debt issuance costs are the fees and commissions incurred in the course of obtaining a line of credit for services from banks, law firms and other professionals and are amortized as interest expense over the term of the line of credit.

Recently issued accounting pronouncements

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

RMI IX invests in real estate secured loans made with the expectation that the possibility of credit losses is remote as a result of substantial protective equity provided by the underlying collateral.  The real estate secured programs and low loan-to-value ratios have caused RMC to expect that the adoption of the CECL model from the incurred loss models presently in use as to credit loss recognition will likely not materially impact the reported results of operations or financial position. However, the impact, if any, upon adoption will be dependent upon the facts and circumstances relating to our loans at that date.

NOTE 3 – MANAGER AND OTHER RELATED PARTIES

The Operating Agreement provides for fees as compensation to the manager and for reimbursement of qualifying costs, as detailed below.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2020 (unaudited)

Loan administrative fees, asset management fees, and costs from RMC, and the amounts waived by RMC for the three months ended March 31, 2020 are presented in the following table.

For the three months ended	Loan Admin Fees	Asset Management Fees	Costs from RMC	Total
March 31, 2020
Chargeable/reimbursable	$63,736	$135,321	$152,716	$351,773
RMC support	(63,736)	—	(152,716)	(216,452)
Net charged	$—	$135,321	$—	$135,321

Loan administrative fees, asset management fees, and costs from RMC, and the amounts waived by RMC for the three months ended March 31, 2019 are presented in the following table.

For the three months ended	Loan Admin Fees	Asset Management Fees	Costs from RMC	Total
March 31, 2019
Chargeable/reimbursable	$163,270	$119,187	$179,656	$462,113
RMC support	(163,270)	(119,187)	(179,656)	(462,113)
Net charged	$—	$—	$—	$—

Loan administrative fees

RMC is entitled to receive a loan administrative fee in an amount up to one percent (1%) of the principal amount of each new loan funded or acquired on the company’s behalf by RMC for services rendered in connection with the selection and underwriting of potential loans. Such fees would be payable by the company upon the closing or acquisition of each loan. Since August 2015, RMC, at its sole discretion, waived and continues to waive, the loan administrative fees.

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

The company began paying RMC the asset management fees for periods commencing June 1, 2019.

Costs from RMC

The manager is entitled to request reimbursement by the company for operations expense incurred on behalf of the company, including without limitation, accounting, tax and data processing, postage and out-of-pocket general and administration expenses. Certain of these qualifying costs (e.g., postage) can be tracked by RMC as specifically attributable to the company. Other costs (e.g., RMC’s accounting and audit fees, legal fees and expenses, qualifying payroll expenses, occupancy, and insurance premium) are allocated on a pro-rata basis (e.g., by the company’s percentage of total capital of all mortgage funds managed by RMC). Payroll and consulting fees are allocated first based on activity, and then to the company on a pro-rata basis based on percentage of capital to the total capital of all related mortgage funds managed by RMC. RMC, at its sole discretion, has elected to waive reimbursement for operating expenses during the three months ended March 31, 2020 and 2019.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2020 (unaudited)

Commissions and fees paid by the borrowers to RMC

- Brokerage commissions, loan originations – For fees in connection with the review, selection, evaluation, negotiation and extension of loans, RMC may collect a loan brokerage commission that is expected to range from approximately 1.5% to 5% of the principal amount of each loan made during the year. Total loan brokerage commissions are limited to an amount not to exceed 4% of the total company assets per year. The loan brokerage commissions paid by the borrowers to RMC are not recorded by the company and approximated $152,000 and $384,000 for the three months ended March 31, 2020 and 2019, respectively.

- Other fees – RMC receives fees for processing, notary, document preparation, credit investigation, reconveyance and other mortgage related fees. The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the company.

In the ordinary course of business, performing loans may be transferred by executed assignment, in-part or in-full, between the related mortgage funds at par. During the three months ended March 31, 2020, Redwood Mortgage Investors VIII, LP, a related mortgage fund, transferred to the company one performing loan in-full at par value, which approximates fair value, of approximately $2,297,000. The company paid cash for the loan and the related mortgage fund has no continuing obligation or involvement on the loan. No loans were transferred during the three months ended March 31, 2019.

Formation loan

Formation loan transactions are presented in the following table.

2020
Balance, January 1, 2020	$3,948,064
Early withdrawal penalties applied	(5,319)
Balance, March 31, 2020	$3,942,745

RMC is repaying the formation loan in annual installments of principal, without interest, of $492,843, less early withdrawal penalties such that the formation loan is paid in full on December 31, 2027, and prior to the end of the term of the company in 2028. The formation loan is forgiven if the manager is removed and RMC is no longer receiving payments for services rendered. The primary source of repayment of the formation loan are loan brokerage commissions earned by RMC.

Member capital withdrawals

The table below presents the company’s unit redemptions for the three months ended March 31, 2020 and 2019.

	2020	2019
Capital redemptions-without penalty	$317,672	$367,396
Capital redemptions-subject to penalty	170,490	725,000
Total	$488,162	$1,092,396

Early withdrawal penalties	$9,733	$45,500

At March 31, 2020, scheduled future redemptions of members' capital was $666,259, all of which is scheduled for payment in 2020.

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

March 31, 2020 (unaudited)

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

Unallocated O&O transactions for the three months ended March 31, 2020 and since inception are summarized in the following table.

	2020	Since Inception
Balance, beginning of period	$2,260,068	$—
O&O expenses reimbursed to RMC	—	3,671,853
Early withdrawal penalties applied (1)	(4,414)	(64,704)
O&O expenses allocated(2)	(80,715)	(1,096,305)
O&O expenses repaid to Members' Capital by RMC(3)	(9,012)	(344,917)
Balance, March 31, 2020	$2,165,927	$2,165,927

(1)

Prior to June 30, 2019, early withdrawal penalties collected were applied to the next installment due under the formation loan and to reduce the amount owed to RMC for O&O expenses. For periods beginning July 1, 2019, the O&O component of early withdrawal penalties are a reduction to O&O expenses repaid by RMC to members’ capital on scheduled redemptions. The amounts credited are determined by the ratio between the amount of the formation loan and the amount of offering costs incurred by the company.

(2)	Beginning in 2016, O&O expenses reimbursed to RMC by RMI IX are allocated to members’ capital accounts over 40 quarters.
(3)

RMC is obligated under the Operating Agreement to repay RMI IX for the amount of unallocated O&O expenses attributed to members’ capital accounts if the member redeems prior to the 40 quarterly allocations. RMC estimated its future obligation to repay unallocated O&O expenses on scheduled redemptions as of March 31, 2020, to be approximately $11,660, which may be offset in part by early withdrawal penalties collected in future periods.

The payable to affiliate as of March 31, 2020 of $53,173 is primarily the accrual of asset management fees of $45,107 which was paid in May 2020 and certain intercompany payables incurred in the normal course of business, which were paid in April 2020.

NOTE 4 – LOANS

As of March 31, 2020, 66 of the company’s 69 loans (representing 98% of the aggregate principal of the company’s loan portfolio) have a loan term of five years or less. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment penalty provision.

As of March 31, 2020, 45 loans outstanding (representing 41% of the aggregate principal of the company’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal due at maturity. The remaining loans provide for monthly payments of interest only, with the principal due at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the three months ended March 31, 2020.

Principal, beginning of period	$70,660,284
Loans funded	6,373,600
Loan transferred from related mortgage fund	2,296,677
Principal charged off	(20,068)
Principal collected	(11,859,810)
Principal, March 31, 2020	$67,450,683

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2020 (unaudited)

During the three months ended March 31, 2020, the company renewed two maturing (or matured) loans with aggregated principal of approximately $671,000 which are not included in the activity shown in the table above.

See Note 3 (Manager and Other Related Parties) for a description of loans transferred by executed assignments between related mortgage funds.

Pursuant to California regulatory requirements, borrower payments are deposited into a trust account established by RMC with an independent bank. Funds are disbursed to the company as collected, which can range from same day for wire transfers and up to two weeks after deposit for checks. Borrower payments held in the trust account that are yet to be disbursed to the company are not included in the financial statements. At March 31, 2020, $21,874 of borrower payments made by check, was on deposit in the bank trust account, which was disbursed to the company’s account by April 15, 2020. At December 31, 2019, $71,416 of borrower payments made by check, was on deposit in the trust account, all of which was disbursed to the company by January 23, 2020, when they were recorded by the company.

Loan characteristics

Secured loans had the characteristics presented in the following table.

	March 31,	December 31,
	2020	2019
Number of secured loans	69	77
Secured loans – principal	$67,450,683	$70,660,284
Secured loans – lowest interest rate (fixed)	6.8%	7.8%
Secured loans – highest interest rate (fixed)	10.5%	10.5%

Average secured loan – principal	$977,546	$917,666
Average principal as percent of total principal	1.4%	1.3%
Average principal as percent of members’ capital, net	1.2%	1.2%
Average principal as percent of total assets	1.3%	1.2%

Largest secured loan – principal	$6,735,000	$6,735,000
Largest principal as percent of total principal	10.0%	9.5%
Largest principal as percent of members’ capital, net	8.4%	8.5%
Largest principal as percent of total assets	8.9%	8.9%

Smallest secured loan – principal	$111,771	$125,656
Smallest principal as percent of total principal	0.2%	0.2%
Smallest principal as percent of members’ capital, net	0.1%	0.2%
Smallest principal as percent of total assets	0.1%	0.2%

Number of California counties where security is located	16	17
Largest percentage of principal in one California county	31.4%	27.0%

Number of secured loans with filed notice of default	—	—
Secured loans in foreclosure – principal	$—	$—

As of March 31, 2020, the company’s largest loan with principal of $6,735,000 is secured by an office building located in Santa Clara County, bears an interest rate of 8.25% and matures on October 1, 2021. As of March 31, 2020, the company had no construction loans outstanding, no rehabilitation loans outstanding, and  no commitments to fund construction, rehabilitation or other loans.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2020 (unaudited)

Lien position

At funding, secured loans had the lien positions presented in the following table.

	March 31, 2020			December 31, 2019
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	40	$43,279,537	64%	42	$42,712,037	60%
Second trust deeds	29	24,171,146	36	35	27,948,247	40
Total principal, secured loans	69	67,450,683	100%	77	70,660,284	100%
Liens due other lenders at loan closing		52,882,494			54,062,023
Total debt		$120,333,177			$124,722,307

Appraised property value at loan closing		$226,913,000			$237,453,000

Percent of total debt to appraised values (LTV) at loan closing(1)		55.9%			55.3%

(1)

Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing nor does it include decreases or increases on senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table.

	March 31, 2020			December 31, 2019
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	43	$27,210,278	40%	53	$32,361,343	46%
Multi-family	9	9,690,000	15	9	9,219,497	13
Commercial	17	30,550,405	45	15	29,079,444	41
Total principal, secured loans	69	$67,450,683	100%	77	$70,660,284	100%

(2)

Single family property type as of March 31, 2020 consists of 8 loans with principal of $4,695,984 that are owner occupied and 35 loans with principal of $22,514,294 that are non-owner occupied.  At December 31, 2019, single family property type consisted of 11 loans with principal of $6,236,571 that are owner occupied and 42 loans with principal of $26,124,772 that are non-owner occupied.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2020 (unaudited)

Distribution of loans within California

The distribution of secured loans within California by counties is presented in the following table.

	March 31, 2020		December 31, 2019
	Principal	Percent	Principal	Percent
San Francisco Bay Area(3)
Santa Clara	$21,188,642	31.4%	$19,064,638	27.0%
San Mateo	7,796,910	11.6	10,837,195	15.3
San Francisco	6,941,591	10.3	7,735,173	10.9
Alameda	3,720,691	5.5	2,930,219	4.2
Contra Costa	799,405	1.2	400,000	0.6
Santa Cruz	—	—	264,515	0.4
Marin	—	—	249,628	0.4
	40,447,239	60.0	41,481,368	58.8

Other Northern California
Sutter	3,815,000	5.7	3,815,000	5.4
Monterey	1,110,000	1.6	1,110,000	1.6
Tehama	405,000	0.6	405,000	0.6
Sacramento	154,083	0.2	492,216	0.6
	5,484,083	8.1	5,822,216	8.2

Northern California Total	45,931,322	68.1	47,303,584	67.0

Los Angeles & Coastal
Los Angeles	10,158,072	15.1	12,531,312	17.7
San Diego	4,659,602	6.9	4,983,331	7.1
Orange	3,066,464	4.6	3,067,396	4.3
Santa Barbara	497,185	0.7	497,977	0.7
San Luis Obispo	430,000	0.6	—	—
	18,811,323	27.9	21,080,016	29.8

Other Southern California
San Bernardino	1,632,000	2.4	1,200,000	1.7
Riverside	1,076,038	1.6	1,076,684	1.5
	2,708,038	4.0	2,276,684	3.2

Southern California Total	21,519,361	31.9	23,356,700	33.0
Total principal, secured loans	$67,450,683	100.0%	$70,660,284	100.0%

(3)	Includes Silicon Valley

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2020 (unaudited)

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table as of March 31, 2020.

	Loans	Principal	Percent
2020(4)	20	$14,696,793	22%
2021	28	39,520,905	59
2022	9	5,493,499	8
2023	3	743,925	1
2024	1	246,038	—
Thereafter	6	5,850,180	9
Total future maturities	67	66,551,340	99
Matured as of March 31, 2020	2	899,343	1
Total principal, secured loans	69	$67,450,683	100%

(4)	Loans scheduled to mature in 2020 after March 31.

It is the company’s experience that loans may be repaid or renewed before, at or after the contractual maturity date. For matured loans, the company may continue to accept payments while pursuing collection of principal or while negotiating an extension of the loan’s maturity date. The timing of future cash receipts from secured loans will differ from scheduled maturities.

Delinquency/Non-performing loans

Secured loans summarized by payment delinquency are presented in the following table.

	March 31, 2020		December 31, 2019
	Loans	Principal	Loans	Principal
Current	59	$55,688,367	65	$62,174,140
Past Due
30-89 days	6	7,343,231	8	3,952,306
90-179 days	2	327,478	2	3,520,112
180 or more days	2	4,091,607	2	1,013,726
Total past due	10	11,762,316	12	8,486,144
Total principal, secured loans	69	$67,450,683	77	$70,660,284

No loan payment modifications were made during the three months ended March 31, 2020 and 2019 and the company had no troubled debt restructurings in effect at March 31, 2020 and December 31, 2019.

Payments in arrears for non-performing secured loans (i.e., monthly interest and principal payments past due 30 or more days), are presented in the following table as of March 31, 2020.

		Principal(5)		Interest(6)
	Loans	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Payments in arrears
30-89 days (1-3 payments)	6	$—	$703	$—	$74,934	$75,637
90-179 days (4-6 payments)	2	137,078	850	2,656	3,689	144,273
180 or more days (6 or more payments)	2	762,265	12,984	15,722	184,501	975,472
Total payments past due	10	$899,343	$14,537	$18,378	$263,124	$1,195,382

(5) At March 31, 2020, two loans were past maturity. One loan with principal of $137,078 matured on December 1, 2019 and is included in principal past maturity 90-179 days. One loan with principal of $762,265 matured on April 1, 2019 is included in principal past maturity 180 or more days.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2020 (unaudited)

(6) Interest – past maturity 90-179 days includes foregone interest of $885 for one loan which was past maturity and designated as in non-accrual status. Interest – monthly payments 180 or more days of $184,501 includes foregone interest of $26,357 for one loan which was 213 days delinquent and designated as in non-accrual status.

Secured loans in non-accrual status are summarized in the following table.

	March 31, 2020	December 31, 2019
Number of loans	4	3
Principal	$4,419,085	$1,204,495
Advances	8,843	10,677
Accrued interest receivable	187,104	37,799
Total recorded investment	$4,615,032	$1,252,971
Foregone interest	$54,485	$3,952

At March 31, 2020, no loans were 90 or more days delinquent and not in non-accrual status. One loan with principal of approximately $3,329,000 was 90 or more days delinquent as to principal or interest and not in non-accrual status at December 31, 2019.

In 2019 the company entered into two forbearance agreements with borrowers.

•

One loan with principal of $762,265 matured on April 1, 2019 and was 366 days delinquent and was designated impaired and in non-accrual status at March 31, 2020. The company entered into a forbearance agreement with the borrower in August 2019, whereby the borrower agreed to resume monthly payments and the company agreed to forbear collection activity until April 1, 2020.

•

One loan with principal of $3,329,342 was 213 days delinquent and was designated impaired and in non-accrual status at March 31, 2020. The company entered into a forbearance agreement with the borrower in August 2019, whereby the company agreed to defer the interest payments due August 1, 2019, September 1, 2019 and October 1, 2019 and the company agreed to forbear collection activity until August 1, 2020.

Forbearance agreements do not modify the maturity date or delinquency data presented in the tables above.

At March 31, 2020, the company had one workout agreement with a borrower. The loan, with principal of $190,400 matured on June 1, 2016, and the company entered into a workout agreement in September 2016, whereby the borrower agreed to resume monthly payments to the company. This agreement extended the maturity date through October 1, 2021. The 2016 agreement was the successor to three prior agreements with the borrower, the first of which was dated August 5, 2011. At March 31, 2020 the loan was 91 days delinquent and was designated as impaired and in non-accrual status.

One loan with principal of $137,078, matured on December 1, 2019, was 122 days delinquent and was designated as impaired and in non-accrual status at March 31, 2020.

Provision/allowance for loan losses and impaired loans

Generally, the company has not recorded an allowance for loan losses as all loans have protective equity such that collection is deemed probable for all recorded amounts due on the loan.

From time to time, the manager may deem it in the best interest of the company to agree to concessions to borrowers to facilitate a sale of collateral or refinance transactions primarily for secured loans in second lien position. For the three months ended March 31, 2020, RMI IX recorded an insignificant recovery for loan losses. There were no provision or allowance for loan losses recorded during the three months ended March 31, 2019.

Activity in the allowance for loan losses is presented in the following table for the three months ended March 31, 2020.

2020
Balance, beginning of period	$87,000
Recovery for loan losses	(75)
Charge-offs	(31,925)
Balance March 31, 2020	$55,000

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2020 (unaudited)

Loans designated impaired and the associated allowance for loan losses is presented in the following table.

	March 31, 2020	December 31, 2019
Principal	$4,419,085	$4,533,838
Recorded investment(7)	4,615,032	4,719,705
Impaired loans without allowance	4,615,032	4,451,368
Impaired loans with allowance	—	268,337
Allowance for loan losses, impaired loans	—	37,000

Number of loans	4	4
Weighted average LTV at origination	64.1%	66.0%

(7) Recorded investment is the sum of the principal, advances, and accrued interest receivable for financial reporting purposes.

As of March 31, 2020 and December 31, 2019, loans designated impaired had an average recorded investment balance and interest income recognized and interest income received in cash for the three months ended March 31, 2020 and the year ended December 31, 2019 is presented in the following table.

	March 31, 2020	December 31, 2019
Average recorded investment	$4,474,982	$4,334,931
Interest income recognized	46,823	169,585
Interest income received in cash	19,438	67,990

Fair Value

The following methods and assumptions are used when estimating fair value:

Secured loans, performing and non-performing not designated as impaired (Level 3) - Each loan is reviewed quarterly for its delinquency, LTV adjusted for the most recent valuation of the underlying collateral, remaining term to maturity, borrower’s payment history and other factors. Due to the nature of the company’s loans and borrowers, the fair value of loan balances secured by deeds of trust approximates the recorded amount (per the financial statements) due to the following:

•	are of shorter terms at origination than commercial real estate loans by institutional lenders and conventional single-family home mortgage lenders;
•	are written without a prepayment penalty causing uncertainty/a lack of predictability as to the expected duration of the loan; and
•	have limited marketability and are not yet sellable into an established secondary market.

Secured loans, non-performing and designated impaired (Level 3) - The fair value of secured loans, non-performing and designated impaired is the lesser of the fair value of the collateral or the enforceable amount of the note. Secured loans designated impaired are collateral dependent because it is expected that the primary source of repayment will not be from the borrower but rather from the collateral.  The fair value of the collateral is determined on a nonrecurring basis by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values and publicly available information on in-market transactions (Level 3 inputs).  When the fair value of the collateral exceeds the enforceable amount of the note, the borrower is likely to redeem the note.  Accordingly, third party market participants would generally pay the fair value of the collateral, but no more than the enforceable amount of the note.

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

March 31, 2020 (unaudited)

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

NOTE 5 – LINE OF CREDIT

In March 2020, RMI IX entered into a revolving line of credit and term loan agreement with a bank pursuant to which RMI IX can borrow up to a maximum principal of $10 million subject to a borrowing base calculation. Amounts under the agreement are secured by a first priority security interest in the notes and deeds of trust of the pledged loans in the borrowing base. The agreement matures March 13, 2022 when all amounts outstanding are then due. The company has the option at the maturity date to convert the then outstanding principal balance on the line of credit to a one-year term loan - for a fee of one-quarter of one percent (0.25%) – thereby extending the maturity date to March 13, 2023.

Interest on the outstanding principal is payable monthly and accrues at the per annum rate of the greater of (i) five percent (5%) or (ii) the sum of the one-month LIBOR rate plus three and one-quarter percent (3.25%). If the company does not maintain the required compensating balance with a minimum daily average of $1.0 million for any day during the calendar quarter, the interest rate automatically increases by one-quarter of one percent (0.25%) above that rate which would otherwise be applicable for the next calendar quarter retroactive to the beginning of the calendar quarter in which the compensating balance is not maintained.  Commencing with the quarter ending September 30, 2020, for each calendar quarter during which the aggregate average daily principal is less than fifty percent (50%) of the maximum principal of $10 million, there is a quarterly unused line fee equal to one-half of one percent (0.50%) per annum of the average daily difference between the principal outstanding and the maximum principal of $10 million.

Principal of pledged loans was approximately $17.9 million at month-end April 2020 with a maximum advance thereon of approximately $8.8 million, with $5.0 million advanced and outstanding. Available borrowings under the revolving line of credit was effective beginning in April 2020.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2020 (unaudited)

The loan proceeds are to be used exclusively to fund secured loans. The loan agreement provides for customary financial and borrowing base reporting by RMI IX to the lending bank and specifies that RMI IX shall maintain (i) minimum tangible net worth of $50 million, net of amounts due from related companies; (ii) debt service coverage ratio at all times of not less than 2.00 to 1.00; and (iii) loan payment delinquency of less ten percent (10%) on a quarterly basis as of the calendar quarter-end commencing with the calendar quarter ending March 31, 2020 calculated as the principal of loans with payments over 61-days past due, less loan loss allowances, divided by total principal of RMI IX loans. The loan agreement provides that in the event the loan payment delinquency rate exceeds 10.0% as of the end of any quarter, the bank will cease to make any further advances but agrees to not accelerate repayment of the loan.

NOTE 6 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

Commitments

At March 31, 2020, scheduled future redemptions of members' capital was $666,259, all of which is scheduled for payment in 2020.

The company has contractual obligations to RMC per the Operating Agreement. See Note 3 (Manager and Other Related Parties) for a more detailed discussion on the company’s contractual obligations to RMC.

Legal proceedings

In the normal course of its business, the company may become involved in legal proceedings (such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc.) to collect the debt owed under the promissory notes, to enforce the provisions of the deeds of trust, to protect its interest in the real property subject to the deeds of trust and to resolve disputes with borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the net income or balance sheet of the company. As of March 31, 2020, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

NOTE 7 – SUBSEQUENT EVENTS

As of May 13, 2020, April contractual loan payments from loans which existed at March 31, 2020 were received from approximately 86% of our borrowers. In addition, the company received a number of short-term loan payment relief requests, most of which were in the form of requests for deferral of payments or requests for further discussion of COVID-19 related relief. No requests were granted and four remain pending as of May 13, 2020.

The manager evaluated subsequent events that have occurred after March 31, 2020 and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the unaudited financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (or SEC). The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operations results to be expected for the full year.

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

•	the timing and dollar amount of the decreasing financial support from the manager and the corresponding impact on the net distribution rate to members;
•	the concentration of credit risks to which we are exposed;
•	increases in payment delinquencies and defaults on our mortgage loans;
•	changes in government regulation and legislative actions affecting our business; and,
•

the COVID-19 pandemic and social and governmental responses to the pandemic have caused, and are likely to continue to cause, severe economic, market and other disruptions worldwide. The extent to which COVID-19 and related actions impact our operations will depend on future developments, which are highly uncertain and cannot be predicted with any degree of certainty, including the scope, severity, and duration of the outbreak, the actions taken to contain the pandemic or mitigate its impact by governmental authorities or otherwise voluntarily taken by individuals or businesses, the success of governmental actions undertaken to support the economy and the duration and severity of direct and indirect economic effects of the illness and containment measures, among others. As a result, we cannot at this time predict or estimate the impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial condition, liquidity and results of operations for the remainder of 2020.

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

Cash generated from loan payoffs and borrower payments of principal and interest is used for operating expenses, reimbursements to RMC of O&O expenses, distributions to members and unit redemptions. The cash flow, if any, in excess of these uses plus the cash from sale of DRIP units is reinvested in new loans.

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

Such fee and cost-reimbursement waivers and the absorption of the company’s expenses by RMC were not made for the purpose of providing the company with sufficient funds to satisfy any required level of distributions, as the Operating Agreement has no such required level of distributions, nor to meet withdrawal requests. For periods prior to March 2018, this support increased RMI IX’s financial performance and resulted in an annual 6.5% net distribution rate (6.95% before O&O expenses allocation of 0.45% when applicable). Any decision to waive fees or cost-reimbursements and/or to absorb direct expenses, and the amount (if any) to be waived or absorbed, is made by RMC in its sole discretion.

In June 2019, RMC began collecting from RMI IX the asset management fee of three quarters of one percent annually (0.75%). Also in 2019, RMC arranged for RMI IX to be invoiced directly fees from an independent service bureau for information technology relating to the recordkeeping and reporting for the accounts of individual investors and their corresponding member accounts. In prior years these fees were invoiced to RMC and then billed to the company through the cost-reimbursement, all of which was waived.

In the second half of 2020, RMC plans to commence collection from RMI IX of reimbursements of qualifying costs to which it is entitled.

Critical Accounting Policies

See Part II, Item 7 of the Form 10-K for the year ended December 31, 2019 for a detailed presentation of critical accounting policies which presentation is incorporated by this reference into this Item 2.

Results of Operations

COVID-19

The following discussion describes our results of operations for the three months ended March 31, 2020. While the coronavirus outbreak (COVID-19) did not have a material adverse effect on our reported results for our first quarter, we are actively monitoring the impact of COVID-19, which may negatively impact our business and results of operations for subsequent quarters.

In March 2020, the World Health Organization declared COVID-19 a pandemic. It has been reported in over 200 countries and territories including the United States and both Northern and Southern California where the company's lending operations are located. The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption. In response to the COVID-19 outbreak, federal, state and local governments as well as the business community have implemented voluntary and increasingly mandatory policies and restrictions that have substantially limited the operation of non-essential businesses and the activities of individuals. These restrictions have resulted in increases in unemployment rates, disruptions to businesses, increased volatility in the financial markets and overall economic uncertainty at the state, local and national levels. The impact from the rapidly changing market and economic conditions due to the COVID-19 outbreak is uncertain and will impact our business and results of operations and could impact our financial condition in the future. While we have not incurred significant disruptions thus far from the COVID-19 outbreak, we are unable to accurately predict the impact that COVID-19 will have due to numerous evolving factors, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to our borrowers, including the ability of our borrowers to make their loan payments and qualify for future loans and a decrease in the values of California real estate which serves as collateral for the company's loans. Any of these events or consequences could materially adversely impact our business, financial condition, or results of operations.

As of May 13, 2020, April contractual loan payments from loans which existed at March 31, 2020 were received from approximately 86% of our borrowers. In addition, we received a number of short-term loan payment relief requests, most of them in the form of requests for deferral of payments or requests for further discussion of COVID-19 related relief. No requests were granted and four remain pending as of May 13, 2020. We are evaluating each loan payment relief request on an individual basis, considering a number of factors. Not all of the requests made to the company will result in agreements and we are not considering the waiver or modification of any of our contractual rights under our loan agreements other than extensions of the maturity date of the loan. April collections and loan payment relief requests to date may not be indicative of collections or requests in any future period. Accordingly, it is not possible to predict or estimate the ultimate impact of COVID-19 on the financial condition or results of operations and liquidity of the company for the remainder of 2020. Management also continues to monitor the impact that COVID-19 may have on California real estate values. Decreases in real estate values may lead to an increase in the allowance for loan losses.

On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security (CARES) Act” was signed into law. The company continues to examine the impact that the CARES Act may have on its business. Although the company does not expect the CARES Act to have a direct impact on the company, it may have an indirect impact on the company’s borrowers and its manager. At the time of issuance of these financial statements, the company is unable to estimate the impact that the CARES Act will have on its financial condition, results of operation, or liquidity for the remainder of 2020.

General economic and real estate market conditions – California

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

In the publication “California’s Economy Succumbs to COVID-19 Cutback” dated April 17, 2020:

“California’s Economy Deals with an Avalanche of Job Losses – California’s longest uninterrupted run of employment gains came to an abrupt end in March, when businesses began to slash payrolls in response to new social distancing guidelines and stay-at-home orders. Restaurants, bars and entertainment facilities, including movie theaters, theme parks and casinos, all took an immediate hit—losing 67,200 jobs in March. Business, household and personal services and construction also posted notable job losses during the month. On the plus side, government payrolls rose modestly in March and the state’s important information sector posted modest gains. Information includes new media such as internet search, software and digital streaming, as well as motion pictures and slower growing portions of traditional media, such as printed publications and landline telecommunications.”

“With more than two-thirds of the state’s job losses occurring in the leisure & hospitality sector, mostly at restaurants & bars, job losses were heavily skewed toward California’s largest metropolitan areas. Southern California was particularly hard hit. Los Angeles-Long Beach-Glendale lost 39,600 jobs and Orange County lost 16,500 jobs. Job losses were more modest in the Inland Empire (-4,100), and Ventura County (-500). In total, greater Los Angeles lost 60,700 jobs during the month, while San Diego also had a bad month, posting a net loss of 14,500 jobs.”

“The San Francisco Bay area saw widespread job losses as well. While the Bay area is full of tech companies whose services are in high demand, the region’s important tourism sector appears to have been the weak spot. San Francisco lost 13,700 jobs and Marin County lost another 1,400. Job losses were slightly less prevalent in East Bay and South Bay, with Oakland losing 3,300 jobs and San Jose losing 8,400 jobs. As bad as March was, we know job losses are set to surge even further in coming weeks. Weekly initial unemployment claims have surged over the past four weeks, totaling 2.8 million since mid-March. While in a typical recession there would not be a one-for-one decrease in nonfarm employment for each new jobless claim, the relationship is likely to be tighter this go-round because there are so few jobs being created. Jobless claims are also being pushed higher by contract workers, however, which will not be reflected as much in the monthly payroll data.”

“California’s economy began to deal with COVID-19 earlier than the rest of the country, and the state’s mitigation efforts appear to have produced positive results ahead of many other areas. Restarting the economy will be difficult, however, particularly given that social distancing guidelines are likely to remain in place for quite some time. Tourism and entertainment spending will also take longer to get back on track, particularly from overseas visitors. International trade is also likely to be soft spot until growth rebounds in the U.S. and around the world.”

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

Key Performance Indicators

Key performance indicators for the three months ended March 31, 2020 and 2019 are presented in the following table.

	2020	2019
Secured loans principal – end of period balance	$67,450,683	$66,416,481
Secured loans principal – average daily balance	$67,100,000	$62,209,000

Interest income	$1,427,677	$1,360,992
Portfolio interest rate(1)	8.8%	8.7%
Effective yield rate(2)	8.5%	8.8%

Recovery of loan losses	$(75)	$—

Total operations expense(7)	$323,247	$189,319

Net income(7)	$1,112,553	$1,188,658
Percent of average members’ capital(3)(4)	5.4%	5.9%

Member distributions, net	$1,130,877	$1,111,007
Percent of average members’ capital(3)(5)	5.5%	5.6%

Members’ capital, gross – end of period balance	$81,747,167	$79,965,409
Members’ capital, gross – average daily balance	$81,903,000	$79,874,000

Member redemptions(6)	$488,162	$1,092,396
(1)	Stated note interest rate, weighted daily average (annualized)
(2)	Percent of secured loans – average daily balance (annualized)
(3)	Percent of members’ capital, gross – average daily balance (annualized)
(4)	Percent based on the net income available to members (excluding 1% allocated to manager)
(5)	Members Distributions is net of O&O expenses allocated to members’ accounts during the year
(6)

Scheduled member redemptions as of March 31, 2020 were $666,259 all of which is scheduled for payment in 2020. Scheduled member redemptions as of March 31, 2019 were $1,039,402, all of which was paid in 2019.

(7) See Note 1 (Organization and General) and Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 2.

Secured loans

The secured loan principal – end of period at March 31, 2020 of $67,450,683 was an increase of approximately 1.6% ($1.0 million) over the March 31, 2019 secured loan principal of $66,416,481. New loans funded were approximately $6.4 million for the three months ended March 31, 2020. One loan with principal of approximately $2.3 million was assigned through executed transfer from a related mortgage fund in March 2020. The increase in the secured loan principal – end of period  is consistent with the members’ capital – end of period balance of $81,747,167, increasing approximately 2% ($1.8 million) over the March 31, 2019 members’ capital – end of period balance of $79,965,409. Members’ capital decreased approximately $9,000 for the three months ended March 31, 2020 as member distributions exceed net income by approximately $30,000 and O&O allocated to members totaled approximately $81,000. This was offset in part by the purchase of DRIP units exceeding members’ redemptions by approximately $101,000 during the three months ended March 31, 2020. Secured loans as a percent of members’ capital (based on average balances) was 81.9% and 77.9% for three months ended March 31, 2020 and 2019, respectively due to an increase in the amount of members’ capital deployed in loans.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., safety margins to outstanding debt) as indicated by the overall conservative weighted average loan-to-value ratio (LTV) which at March 31, 2020 was approximately 55.9%. Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 44.1% in the property, and we as lenders have lent in the aggregate 55.9% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

Secured loans, principal by LTV and lien position as of March 31, 2020 are presented in the following table.

	Secured loan principal
LTV	First trust deeds	Percent(1)	Second trust deeds	Percent(1)	Total principal	Percent(1)
<40%	$6,099,812	9.1%	$2,489,445	3.7%	$8,589,257	12.8%
40-49%	2,029,863	3.0	411,651	0.6	2,441,514	3.6
50-59%	15,436,827	22.9	6,150,752	9.1	21,587,579	32.0
60-69%	18,283,635	27.1	13,276,360	19.7	31,559,995	46.8
Subtotal <70%	41,850,137	62.1	22,328,208	33.1	64,178,345	95.2

70-79%	1,429,400	2.1	1,842,938	2.7	3,272,338	4.8
Subtotal <80%	43,279,537	64.2	24,171,146	35.8	67,450,683	100.0

>80%	—	0.0	—	0.0	—	0.0

Total	$43,279,537	64.2%	$24,171,146	35.8%	$67,450,683	100.0%

Non-performing secured loans, principal by LTV and lien position as of March 31, 2020 are presented in the following table.

	Principal - secured loans - non-performing
LTV	First trust deeds	Percent(1)	Second trust deeds	Percent(1)	Total	Percent(1)
<40%	$1,737,078	2.6%	$—	0.0%	$1,737,078	2.6%
40-49%	800,000	1.2	—	0.0	800,000	1.2
50-59%	1,949,525	2.9	1,393,706	2.1	3,343,231	5.0
60-69%	2,362,265	3.5	3,329,342	4.9	5,691,607	8.4
Subtotal <70%	6,848,868	10.2	4,723,048	7.0	11,571,916	17.2

70-79%	190,400	0.3	—	0.0	190,400	0.3
Subtotal <80%	7,039,268	10.5	4,723,048	7.0	11,762,316	17.5

>80%	—	0.0	—	0.0	—	0.0

Total	$7,039,268	10.5%	$4,723,048	7.0%	$11,762,316	17.5%
1)	percent of secured loan principal, end of period balance

Payments in arrears for non-performing secured loans, (i.e., principal and interest payments past due 30 or more days) totaled approximately $1,195,382, of which $913,880 was principal, and $281,512 was interest receivable. Of the $913,880 principal in arrears, $899,343 was relating to loans past maturity, all of which were in first lien position. One loan with principal of $137,078 matured on December 1, 2019 and is included in principal past maturity 90-179 days. One loan with principal of $762,265 matured on April 1, 2019 is included in principal past maturity 180 or more days.

Although there is an increase in the principal of non-performing loans from 12 loans ($8,486,144 in principal) as of December 31, 2019 to 10 loans ($11,762,316 in principal) as of March 31, 2020, the company has reviewed the loan to value ratios for each non-performing loan and has determined since there is appropriate protective equity, there are no increases in the provision for loan losses during the three months ended March 31, 2020.

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations on the secured loan portfolio and on the allowance for loan losses, which presentations are incorporated by this reference into this Item 2.

Performance overview/net income 2020 v. 2019 (three months ended)

Net income available to members as a percent of members’ capital, gross – average daily balance (annualized) was 5.4% and 5.9% for the three months ended March 31, 2020 and 2019, respectively. Net income decreased approximately $76,000 during the three months ended March 31, 2020 as compared to the same period in 2019 as operations expense increased approximately $134,000, which was offset in part by an increase in interest on loans of approximately $67,000.

Analysis and discussion of income from operations 2020 v. 2019

Significant changes to revenue and expenses during the three months ended March 31, 2020 and 2019 are summarized in the following table.

	Interest income	Recovery For Loan Losses	Operations Expense	Net Income
For the three months ended
March 31, 2020	$1,427,677	$(75)	$323,247	$1,112,553
March 31, 2019	1,360,992	—	189,319	1,188,658
Change	$66,685	$(75)	$133,928	$(76,105)

Change
Increase secured loans principal - average daily balance	$102,486	$—	$3,627	$98,859
Effective yield rate	(35,801)	—	—	(35,801)
Late fees	—	—	—	(8,937)
Increase members' capital - average daily balance	—	—	34,981	(34,981)
Information technology for members' capital accounts	—	—	(4,602)	4,602
RMC fees/costs reimbursements waived	—	—	146,127	(146,127)
Timing of services rendered	—	—	(25,592)	25,592
Other	—	(75)	(20,613)	20,688
Change	$66,685	$(75)	$133,928	$(76,105)

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

Interest income

Interest on loans increased approximately $67,000 due to an increase in the secured loan principal – average daily balance of approximately $4.9 million, or 7.9% to $67.1 million, over the March 31, 2019 secured loan principal – average daily balance of approximately $62.2 million which was offset in part by a decline in the effective yield rate due to an increase in foregone interest of approximately $28,000 for the three months ended March 31, 2020 over the same period in 2019, as well as default interest collected in the first quarter of 2019.

The portfolio has strong payment history with four loans (representing 6.6% of the aggregate principal balance of the company’s loan portfolio) currently designated as non-accrual at March 31, 2020.

Provision/allowance for loan losses

Generally, the company has not recorded an allowance for loan losses as all loans have protective equity such that collection is deemed probable for all recorded amounts due on the loan.

At December 31, 2019, RMI IX recorded an $87,000 provision/allowance for loan losses, primarily for secured loans in a second lien position, as the manager may – from time to time – agree to concessions to borrowers to facilitate a sale of collateral or refinance transactions. Included in the provision for loan losses at December 31, 2019 was a $37,000 specific provision on a secured loan in second lien position, to facilitate the sale of the underlying collateral, which was sold in February 2020, which resulted in a charge-off against the allowance for loan losses of approximately $32,000.

Operations expense

Significant changes to operations expense during the three months ended March 31, 2020 and 2019, are summarized in the following table.

	Mortgage Servicing Fees	Asset Management Fees, net	Costs From RMC, net	Professional Services, net	Other	Total
For the three months ended
March 31, 2020	$42,273	$135,321	$—	$145,586	$67	$323,247
March 31, 2019	38,646	—	—	147,317	3,356	189,319
Change	$3,627	$135,321	$—	$(1,731)	$(3,289)	$133,928

Change
Increase secured loans principal - average daily balance	$3,627	$—	$—	$—	$—	$3,627
Increase members' capital - average daily balance	—	16,134	18,847	—	—	34,981
Information technology for members' capital accounts	—	—	(28,463)	23,861	—	(4,602)
RMC fees/costs reimbursements waived	—	119,187	26,940	—	—	146,127
Timing of services rendered	—	—	—	(25,592)	—	(25,592)
Other	—	—	(17,324)	—	(3,289)	(20,613)
Change	$3,627	$135,321	$—	$(1,731)	$(3,289)	$133,928

See Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 2. See “Performance Overview” for a discussion of RMC’s plans to reduce and eventually eliminate fee waivers and cost absorptions.

Mortgage Servicing fees

The increase in mortgage servicing fees of $3,627 was attributed to the increase in the average daily secured loan portfolio from $60,209,000 for the three months ended March 31, 2019 to $67,100,000 for the three months ended March 31, 2020, at the annual rate of 0.25%.

Asset management fee

The total amount of asset management fees chargeable were $135,321 and $119,187 for the three months ended March 31, 2020 and 2019, respectively. The increase in asset management fees chargeable was due to the increase in total capital under management. Total members capital at March 31, 2020 and 2019 was approximately $81,747,000 and $79,965,000, respectively. No asset management fees were waived during the three months ended March 31, 2020. RMC, at its sole discretion, waived $119,187 in asset management fees during the three months ended March 31, 2019.

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

The company began paying RMC the asset management fees for periods commencing June 1, 2019.

Costs from RMC, net

Cost incurred by RMC, for which reimbursement could have been requested were $152,716 and $179,656 for the three months ended March 31, 2020 and 2019, respectively. RMC, at its sole discretion, waived all cost reimbursements for the three months ended March 31, 2020 and 2019. The decrease in costs incurred by RMC, for which reimbursement could have been requested, was due primarily to a change implemented in September 2019 to the invoicing separately and directly to RMI IX fees paid to an independent service bureau for information technology related to record keeping and reporting of individual members. Service bureau fees of approximately $28,000 are included in the RMC costs that increase the reimbursement for the three months ended March 31, 2019. Approximately $23,800 in service bureau fees were incurred during the three months ended March 31, 2020, and are included in professional service fees.

The Operating Agreement provides that RMC may request reimbursement from the company for operations expense incurred on behalf of the company, including without limitation, out-of-pocket general and administration expenses. Certain of these qualifying costs (e.g. postage) can be tracked by RMC as specifically attributable to the company. Other costs (e.g. RMC’s accounting and audit fees, legal fees and expenses, qualifying payroll expenses, occupancy, and insurance premium) are allocated on a pro-rata basis based on the company’s percentage of total capital of all mortgage funds managed by RMC. Payroll and consulting fees are allocated based on activity, and then allocated to the company pro-rata, based on percentage of capital to the total capital of all related mortgage funds managed by RMC. Increases or decreases in members’ capital will have a similar effect on the total amount of costs chargeable by RMC.  The decision to waive all or a portion of fees otherwise payable to RMCs is made by RMC, in its sole discretion. RMC plans to commence collection from RMI IX of reimbursements of qualifying costs to which it is entitled in the second half of 2020.

Professional Services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The decrease in professional services of $1,700 for the three months ended March 31, 2020 over the same period in 2019 was due primarily to:

•

The recorded expense for fees paid to an independent service bureau for information technology related to record keeping and reporting for accounts of individual investors was approximately $23,900 and $0 for the three months ended March 31, 2020 and 2019, respectively. Beginning in September 2019 – and implemented at September 30, 2019 retroactive to January 2019 – these service bureau fees were invoiced separately and directly to RMI IX. Prior to September 30, 2019, these fees were invoiced to RMC, and were included in allocable expenses reimbursed to RMC (Costs from RMC). During the three months ended March 31, 2019, service bureau fees included in Costs from RMC totaled approximately $28,000, all of which were waived by RMC, in its sole discretion.

•

Attorney, audit and tax fees decreased approximately $36,400 due to the timing in which services were rendered between the first and second calendar quarters of 2020, and we expect by the end of the second quarter year to date expenses to be comparable year over year.

•

Consulting/contractor fees increased approximately $10,800 due in part to outside contractors being engaged to assist with operations in areas previously filled by employees of the manager. The increase is offset in part by a reduction in operating expense incurred by the manager for which reimbursement could have been requested (Costs from RMC).

Members' capital, cash flows and liquidity

Cash flows by business activity for the three months ended March 31, 2020 and 2019 are presented in the following table.

	2020	2019
Members’ capital
Earnings distributed to members, net of DRIP	$(541,313)	$(508,111)
Redemptions, net	(478,428)	(1,046,896)
Contributions by new members	—	2,120,568
Organization and offering expenses (paid) received, net	9,012	(56,394)
Formation loan, net	—	(140,928)
Cash – members’ capital, net	(1,010,729)	368,239
Loan principal/advances/interest
Principal collected	11,859,810	11,889,592
Loans sold to non-affiliate, net	—	143,000
Interest received, net	1,439,773	1,274,865
Late fees	8,048	16,985
Loans funded & advances, net	(6,370,406)	(16,334,003)
Loan acquired from related mortgage fund	(2,296,677)	—
Cash – loans, net	4,640,548	(3,009,561)

Operations expense	(277,935)	(174,389)

Debt issuance costs	(87,611)	—

Net change in cash	$3,264,273	$(2,815,711)
Cash, end of period	$7,714,802	$7,859,242

Redemptions of members capital

The table below shows the company’s unit redemptions for the three months ended March 31.

	2020	2019
Capital redemptions-without penalty	$317,672	$367,396
Capital redemptions-subject to penalty	170,490	725,000
Total	$488,162	$1,092,396

Early withdrawal penalties	$9,733	$45,500

At March 31, 2020, scheduled redemptions of members' capital equaled $666,259, all of which is scheduled to be paid in 2020.

Contractual obligations

At March 31, 2020, the company had no construction or rehabilitation loans outstanding and had no loan commitments pending.

At March 31, 2020, the company has no off-balance sheet arrangements as such arrangements are not permitted by the Operating Agreement.

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

As a limited liability company, RMI IX does not have a board of directors, nor, therefore, do we have an audit committee of the board of directors. The manager, however, provides the equivalent functions of a board of directors and of an audit committee for, among other things, the following purposes:

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

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes or protect or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance.  As of March 31, 2020, the company was not involved in any legal proceedings other than those that would be considered part of the normal course of business.

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

Use of Proceeds from Registered Securities

On May 9, 2019, the company filed a Registration Statement on Form S-3 with the SEC (SEC File No. 333-231333) to offer up to 15,000,000 units ($15,000,000) to members of record as of April 30, 2019 that had previously elected to participate in the DRIP or that elect to participate in the DRIP in those states in which regulatory approval has been obtained. The Registration Statement on Form S-3 became effective on May 9, 2019.

As of March 31, 2020, the gross proceeds from sales of units to our members under our DRIP pursuant to the May 9, 2019 Form S-3 Registration Statement (after May 9, 2019) was approximately $2,204,000.

Gross proceeds from the sale of DRIP units is used to:

•	make additional loans;
•	fund working capital reserves.

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

ITEM 3.	Defaults Upon Senior Securities

Not Applicable.

ITEM 4.	Mine Safety Disclosures

Not Applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit No.	Description of Exhibits

10.1	Business Loan Agreement; Promissory Note dated March 13, 2020; Pledge and Security Agreement

31.1	Certification of Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: May 15, 2020	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer)