Form 10-Q
period 2020-06-30
Redwood Mortgage Investors IX
filed 2020-08-14
CIK 1448038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC

Balance Sheets

June 30, 2020 (unaudited) and December 31, 2019 (audited)

	June 30,	December 31,
ASSETS	2020	2019
Cash, in banks	$10,662,034	$4,450,529
Loans
Principal	72,577,049	70,660,284
Advances	12,605	14,040
Accrued interest	727,306	680,146
Prepaid interest	(57,233)	—
Loan balances secured by deeds of trust	73,259,727	71,354,470
Allowance for loan losses	(55,000)	(87,000)
Loan balances secured by deeds of trust, net	73,204,727	71,267,470

Debt issuance costs, net	95,908	—

Receivable from related parties	12,235	—

Total assets	$83,974,904	$75,717,999

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities	$64,561	$36,933
Payable to related parties	11,417	—
Line of credit	8,200,000	—
Total liabilities	8,275,978	36,933

Commitments and contingencies (Note 6)

Members’ capital, net	79,634,995	79,629,130
Receivable from manager (formation loan)	(3,936,069)	(3,948,064)
Members’ capital, net of formation loan	75,698,926	75,681,066
Total liabilities and members’ capital	$83,974,904	$75,717,999

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Income

For the Three and Six Months Ended June 30, 2020 and 2019 (unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Revenue
Interest income	$1,511,999	$1,517,873	$2,939,676	$2,878,865
Interest expense	(46,744)	—	(46,744)	—
Net interest income	1,465,255	1,517,873	2,892,932	2,878,865
Late fees	4,954	9,642	13,002	26,627
Total revenue, net	1,470,209	1,527,515	2,905,934	2,905,492

Recovery of loan losses	—	—	(75)	—

Operations expense
Mortgage servicing fees	44,058	42,914	86,331	81,560
Asset management fees, net (Note 3)	135,321	39,729	270,642	39,729
Costs from Redwood Mortgage Corp., net (Note 3)	—	—	—	—
Professional services	150,499	78,858	296,085	226,175
Other	7,280	21,382	7,347	24,738
Total operations expense	337,158	182,883	660,405	372,202
Net income	$1,133,051	$1,344,632	$2,245,604	$2,533,290

Net income
Members (99%)	$1,121,720	$1,331,186	$2,223,147	$2,507,957
Manager (1%)	11,331	13,446	22,457	25,333
	$1,133,051	$1,344,632	$2,245,604	$2,533,290

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Changes in Members’ Capital

For the Three Months Ended June 30, 2020 (unaudited)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at March 31, 2020	$81,747,167	$144,394	$(2,165,927)	$79,725,634
Net income	1,121,720	11,331	—	1,133,051
Earnings distributed to members	(1,115,768)	—	—	(1,115,768)
Earnings distributed used in DRIP	573,232	—	—	573,232
Members’ redemptions	(698,527)	—	—	(698,527)
Organization and offering expenses allocated	(80,194)	—	80,194	—
Organization and offering expenses repaid by RMC	—	—	11,849	11,849
Early withdrawal penalties	—	—	5,524	5,524
Balance at June 30, 2020	$81,547,630	$155,725	$(2,068,360)	$79,634,995

For the Six Months Ended June 30, 2020 (unaudited)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at December 31, 2019	$81,755,930	$133,268	$(2,260,068)	$79,629,130
Net income	2,223,147	22,457	—	2,245,604
Earnings distributed to members	(2,246,645)	—	—	(2,246,645)
Earnings distributed used in DRIP	1,162,796	—	—	1,162,796
Members’ redemptions	(1,186,689)	—	—	(1,186,689)
Organization and offering expenses allocated	(160,909)	—	160,909	—
Organization and offering expenses repaid by RMC	—	—	20,861	20,861
Early withdrawal penalties	—	—	9,938	9,938
Balance at June 30, 2020	$81,547,630	$155,725	$(2,068,360)	$79,634,995

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Changes in Members’ Capital

For the Three Months Ended June 30, 2019 (unaudited)

		Members' Capital, net
	Investors In Applicant Status	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at March 31, 2019	$1,499,263	$79,965,409	$138,359	$(2,475,629)	$77,628,139
Contributions on application	554,245	—	—	—	—
Contributions admitted to members' capital	(2,046,508)	2,046,508	2,059	—	2,048,567
Premiums paid on application by RMC	5,355	—	—	—	—
Premiums admitted to members' capital	(12,355)	12,355	—	—	12,355
Net income	—	1,331,186	13,446	—	1,344,632
Earnings distributed to members	—	(1,116,861)	—	—	(1,116,861)
Earnings distributed used in DRIP	—	601,285	—	—	601,285
Members’ redemptions	—	(823,654)	—	—	(823,654)
Organization and offering expenses	—	—	—	(92,093)	(92,093)
Organization and offering expenses allocated	—	(81,682)	—	81,682	—
Manager reimbursement	—	—	—	25,654	25,654
Balance at June 30, 2019	$—	$81,934,546	$153,864	$(2,460,386)	$79,628,024

For the Six Months Ended June 30, 2019 (unaudited)

		Members' Capital, net
	Investors In Applicant Status	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at December 31, 2018	$651,500	$79,198,453	$125,200	$(2,519,458)	$76,804,195
Contributions on application	2,666,508	—	—	—	—
Contributions admitted to members' capital	(3,318,008)	3,318,008	3,331	—	3,321,339
Premiums paid on application by RMC	12,355	—	—	—	—
Premiums admitted to members' capital	(12,355)	12,355	—	—	12,355
Net income	—	2,507,957	25,333	—	2,533,290
Earnings distributed to members	—	(2,227,868)	—	—	(2,227,868)
Earnings distributed used in DRIP	—	1,204,181	—	—	1,204,181
Members’ redemptions	—	(1,916,050)	—	—	(1,916,050)
Organization and offering expenses	—	—	—	(185,332)	(185,332)
Organization and offering expenses allocated	—	(162,490)	—	162,490	—
Manager reimbursement	—	—	—	62,499	62,499
Early withdrawal penalties	—	—	—	19,415	19,415
Balance at June 30, 2019	$—	$81,934,546	$153,864	$(2,460,386)	$79,628,024

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Six Months Ended June 30, 2020 and 2019 (unaudited)

	Six Months Ended June 30
	2020	2019
Operations
Interest income received	$2,937,891	$2,761,760
Interest expense paid	(24,028)	—
Late fees	13,002	26,877
Operations expense	(642,691)	(369,481)
Total cash provided by operations	2,284,174	2,419,156
Investing – loans
Loans funded	(21,975,850)	(30,922,000)
Loans sold to non-affiliate, net	—	143,000
Loan transferred from related mortgage fund	(2,296,677)	—
Principal collected - secured	22,335,694	21,978,196
Advances (made on) received from loans	1,434	(4,532)
Total cash used in investing	(1,935,399)	(8,805,336)
Financing
Members' capital
Distributions to members
Earnings distributed, net of DRIP	(1,083,849)	(1,023,687)
Redemptions, net of early withdrawal penalties	(1,164,756)	(1,854,966)
Total distributions to members	(2,248,605)	(2,878,653)
Contributions by members, net
Contributions by new members	—	2,682,154
Organization and offering expenses received (paid), net	20,861	(122,833)
Formation loan funding	—	(186,656)
Total contributions by members, net	20,861	2,372,665
Cash distributed to members, net	(2,227,744)	(505,988)
Line of credit
Advances, net	8,200,000	—
Debt issuance costs	(109,526)	—
Cash from line of credit	8,090,474	—
Total cash provided by (used in) financing	5,862,730	(505,988)
Net increase (decrease) in cash	6,211,505	(6,892,168)
Cash, beginning of period	4,450,529	10,674,953
Cash, June 30,	$10,662,034	$3,782,785

Non-cash financing activity for the six months ended June 30, 2020 and 2019 includes early withdrawal penalties of $21,933 and $61,084, respectively, which reduced members’ capital by $9,938 and $19,415, respectively, as they were applied to unallocated O&O expenses and the formation loan by $11,995 and $41,669, respectively. Non-cash financing activities for the six months ended June 30, 2020 and 2019 also includes earnings distributed used in DRIP of $1,162,796 and $1,204,181, respectively. Non-cash investing activities includes $20,068 for the six months ended June 30, 2020 for principal charged off. There were no charge offs of principal during the six months ended June 30, 2019.

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Six Months Ended June 30, 2020 and 2019 (unaudited)

Reconciliation of net income to total cash provided by operations

	Six Months Ended June 30
	2020	2019
Net income	$2,245,604	$2,533,290
Adjustments to reconcile net income to net cash provided by operating activities
Charge off of accrued interest	(11,857)	—
Amortization of debt issuance costs	13,618	—
Recovery of loan losses	(75)	—
Change in operating assets and liabilities
Prepaid interest	57,233	52,500
Accrued interest	(47,161)	(169,605)
Receivable from related parties	(12,235)	—
Accounts payable and accrued liabilities	27,630	2,971
Payable to related parties	11,417	—
Total adjustments	38,570	(114,134)
Total cash provided by operations	$2,284,174	$2,419,156

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2020 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL

In the opinion of management of Redwood Mortgage Corp. (RMC or the manager), the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These unaudited financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results to be expected for the full year.

Redwood Mortgage Investors IX, LLC (RMI IX or the company) is a Delaware limited liability company formed in October 2008 to engage in business as a mortgage lender and investor by making and holding-for-investment mortgage loans secured by California real estate, primarily through first and second deeds of trust. The ongoing sources of funds for loans are the proceeds (net of redemption of members’ capital and operating expenses) from:

•	loan payoffs;
•	borrowers’ monthly principal payments;
•

sale of units to members participating in the dividend reinvestment plan and – prior to May 2019 – sale of units to new members, net of reimbursement to RMC of organization and offering expenses (O&O expenses) and net of amounts advanced to RMC for the formation loan;

•	line of credit advances;
•	loan sales to unaffiliated 3rd parties and loan transfers by executed assignment to affiliated mortgage funds; and,
•	payments from RMC on the outstanding balance of the formation loan.

The mortgage loans the company funds and/or invests in are arranged and generally are serviced by RMC.

The ongoing ability of the company to source funds for loans from one or more of the ongoing sources above may be adversely affected by the COVID-19 pandemic and by the social and governmental responses and severe economic disruptions caused by the pandemic (see COVID-19, below).

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

The rights, duties and powers of the members and manager of the company are governed by the Ninth Amended and Restated Limited Liability Company Operating Agreement of RMI IX (the Operating Agreement), the Delaware Limited Liability Company Act and the California Revised Uniform Limited Liability Company Act.

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

RMC is entitled to one percent (1%) of the profits and losses of the company and to fees and reimbursements of qualifying cost as specified in the Operating Agreement. Prior to May 2019, the manager was required to contribute to capital one tenth of one percent (0.1%) of the aggregate capital accounts of the members.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2020 (unaudited)

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

The company’s net income, cash available for distribution, and net-distribution rate fluctuates depending on:

•	loan origination volume and the balance of capital available to lend;
•	the current and future interest rates negotiated with borrowers;
•	line of credit advances, net and the interest rate therein;
•	the timing and amount of gains received from loan sales, if any;
•	payment of fees and cost reimbursements to RMC;
•	the amount and timing of other operating expenses, including expenses for professional services;
•	payments from RMC on the outstanding balance of the formation loan; and,
•	financial support, if any, from RMC.

Financial Support from RMC

Since commencement of operations in 2009, and continuing until April 2018, RMC, at its sole discretion, has provided significant financial support to the company which increased the net income, cash available for distribution, and the net-distribution rate, by:

•	charging less than the maximum allowable fees;
•	not requesting reimbursement of qualifying costs attributable to the company (Costs from RMC on the Statements of Income); and/or,
•	absorbing some, and in certain periods, all of the company’s direct expenses, such as professional fees.

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

In April 2018, RMI IX began paying its direct expenses for professional-service fees (legal and audit/tax compliance) and other operating expenses (postage, printing etc.). In June 2019, RMC began collecting from RMI IX the asset management fee of three quarters of one percent annually (0.75%). Also in 2019, RMC arranged for RMI IX to be invoiced directly for the fees from an independent service bureau for information technology relating to the recordkeeping and reporting for the accounts of individual investors and their corresponding member accounts. In prior years these fees were invoiced to RMC and then billed to the company through the cost-reimbursement, all of which was waived.

Any decision to waive fees or cost-reimbursements and/or to absorb direct expenses, and the amount (if any) to be waived or absorbed, is made by RMC in its sole discretion.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2020 (unaudited)

COVID-19

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Since that time, COVID-19 has spread throughout the United States, including in the California regions and markets in which the company lends. In response, the State of California, has instituted emergency restrictions that have substantially limited the operation of non-essential businesses and the activities of individuals. The COVID-19 pandemic and these restrictions and operating protocols have had a significant adverse effect on the global, US, and California economies and have caused significant disruption to the financial and real estate markets. Restrictions and economic conditions caused by COVID-19 have also caused record unemployment nationwide as well as a significant number of layoffs and furloughs in the regions and communities in which the company lends.

The ultimate effect of COVID-19 on the California real estate markets and broader economy is not known nor is the ultimate length of time California and other regions will be subject to the restrictions described and their accompanying effects. Some states and regions have begun to ease prior restrictions which may improve economic and market conditions; however, the easing of certain of these restrictions has resulted in recent increases in COVID-19 cases and deaths, requiring reinstatement of prior restrictions and the prolonging of the COVID-19 crisis. As of June 30, 2020, the company has seen an increase in the number of borrowers delaying payments. The delay in payments and payment relief requests received to date may not be indicative of requests in any future period. A worsening of future cash flows from borrower missed or delayed payments could result in the company experiencing an increase in loans being designated non-accrual and an increase in payments in arrears and possibly foreclosures. However, as the company generally lends at loan to value ratios below 70%, the delays in payments has not increased the credit risk on the loans, and therefore based on the company’s assessment of the value of real estate collateralizing its loans, there has not been an increase in the allowance for loan losses during the three and six months ended June 30, 2020. In future periods, the impacts of COVID-19 may have significant adverse effects on California real estate markets and thereby the company’s business, financial condition and result of operations due to the possibility of some borrowers having a reduced capacity and/or commitment to make principal and interest payments and a decrease in the volume of loans funded and a decline in the values of the California real properties that serve as collateral for the loans. Declines in the value of real estate may lead to increases in the allowance for loan losses. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which may lower the interest rate charged by banks and other competitors of the manager for real estate secured loans and which may reduce loan originations and increase loan payoffs. Such outcomes would negatively affect interest income and, therefore, earnings, financial condition and results of operation of the company. Potential other issues and risks resulting from the COVID-19 pandemic include:

•

Should key personnel of the manager become incapacitated by the COVID-19 virus, or be required (voluntarily or involuntarily) to terminate active involvement with the manager due to the effects of the virus, the business of the manager and related impact on the company could be adversely impacted.

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

Given the ongoing and dynamic nature of the circumstances, it is not possible to predict or estimate the ultimate impact of the COVID-19 outbreak on the financial condition or results of operations and liquidity of the company for the remainder of 2020. While the company has not incurred material disruptions this far, the rapid developments and fluidity of COVID-19 may cause the manager to adjust its lending parameters and investment strategy.

On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security (CARES) Act” was signed into law. The manager continues to examine the impact that the CARES Act may have on the company’s business. Although the manager does not expect the CARES Act to have a direct impact on the company, it may have an indirect impact on the company’s borrowers and its manager. At the time of issuance of the company’s financial statements, the manager is unable to estimate the impact that the CARES Act will have on the company’s financial condition, results of operation, or liquidity for the remainder of 2020.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2020 (unaudited)

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

To determine the amount of cash to be distributed in any month, the company relies in part on its forecast of full-year net income, which takes into account the difference between the forecasted net income for the remainder of the year and actual results in the year to date and the requirement to maintain a cash reserve. As of June 30, 2020, the difference between earnings allocated to members’ capital accounts and net income available to members was approximately $105,000, and is expected to be offset by future earnings in excess of net distributions in 2020 as the cash available at June 30, 2020 and advances on the line of credit are deployed in new loans.

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

June 30, 2020 (unaudited)

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

As of June 30, 2020, the gross proceeds from sales of units to our members under our DRIP pursuant to the May 9, 2019 Form S-3 Registration Statement (after May 9, 2019) was approximately $2,777,000.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP).

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2020 (unaudited)

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

Cash in banks

At June 30, 2020, certain of the company’s cash balances in banks exceed federally insured limits of $250,000. The bank or banks in which funds are deposited are reviewed periodically for their general credit-worthiness/investment grade credit rating. See Note 5 (Line of Credit) for compensating balance arrangements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2020 (unaudited)

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

Non-performing loans (i.e., loans with a payment in arears) less than 180 days delinquent continue to recognize interest income as long as the loan is in the process of collection and is considered to be well-secured. Non-performing loans are placed on non-accrual status if 180 days delinquent (or 90 days past maturity without making monthly interest payments) or earlier if management determines that the primary source of repayment will come from the foreclosure and subsequent sale of the collateral securing the loan (which usually occurs when a notice of sale is filed) or when the loan is no longer considered well-secured. When a loan is placed on non-accrual status, the accrual of interest is discontinued for accounting purposes only; however, previously recorded interest is not reversed. A loan may return to accrual status when all delinquent interest and principal payments become current in accordance with the terms of the loan agreement. Late fees are recognized in the period received.

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

From time to time, the manager negotiates and enters into loan modifications with borrowers whose loans are delinquent (non-performing). If a loan modification were to result in an economic concession to the borrower (i.e., a significant delay or reduction in cash flows compared to the original note), the modification is deemed a troubled debt restructuring (TDR).

In March 2020, various federal regulatory agencies issued an interagency statement on loan modifications and reporting for financial institutions working with borrowers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. The agencies confirmed with the staff of the Financial Accounting Standards Board (FASB) that short-term modifications made on a good faith basis in response to COVID- 19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant.

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

June 30, 2020 (unaudited)

At foreclosure, any excess of the recorded investment in the loan (accounting basis) over the net realizable value of the collateral is charged against the allowance for loan losses.

Real estate owned (REO)

Real estate owned, or REO, is property acquired in full or partial settlement of loan obligations generally through foreclosure, and is recorded at acquisition at the property’s net realizable value, which is the fair value less estimated costs to sell, as applicable. The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers. The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent valuation reserves. After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, REO is analyzed periodically for changes in fair values and any subsequent write down is charged to operations expenses. Any recovery in the fair value subsequent to such a write down is recorded and is not to exceed the value recorded at acquisition. Recognition of gains or losses on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

Debt issuance costs

Debt issuance costs are the fees and commissions incurred in the course of obtaining a line of credit for services from banks, law firms and other professionals and are amortized on a straight line basis as interest expense over the term of the line of credit.

Recently issued accounting pronouncements - Accounting and Financial reporting for Expected Credit Losses

The FASB issued an Accounting Standards Update (ASU) that significantly changes how entities will account for credit losses for most financial assets that are not measured at fair value through net income. The new standard will supersede currently in effect guidance and applies to all entities. Entities will be required to use a current expected credit loss (CECL) model to estimate credit impairment. This estimate will be forward-looking, meaning management will be required to use not only historical trends and current conditions, but must also consider forecasts about future economic conditions to determine the expected credit loss over the remaining life of an instrument. This will be a significant change from the current incurred credit loss model, and generally may result in allowances being recognized in earlier periods than under the current credit loss model. The ASU is effective for smaller reporting companies for interim and annual reporting periods in 2023.

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

Loan administrative fees, asset management fees, and costs from RMC, and the amounts waived by RMC for the three and six months ended June 30, 2020 are presented in the following tables.

Three months ended	Loan Admin Fees	Asset Management Fees	Costs from RMC	Total
June 30, 2020
Chargeable/reimbursable	$156,023	$135,321	$138,098	$429,442
RMC support	(156,023)	—	(138,098)	(294,121)
Net charged	$—	$135,321	$—	$135,321

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2020 (unaudited)

Six months ended	Loan Admin Fees	Asset Management Fee	Costs from RMC	Total
June 30, 2020
Chargeable/reimbursable	$219,759	$270,642	$290,814	$781,215
RMC support	(219,759)	—	(290,814)	(510,573)
Net charged	$—	$270,642	$—	$270,642

Loan administrative fees, asset management fees, and costs from RMC, and the amounts waived by RMC for the three and six months ended June 30, 2019 are presented in the following tables.

Three months ended	Loan Admin Fees	Asset Management Fees	Costs from RMC	Total
June 30, 2019
Chargeable/reimbursable	$145,950	$119,187	$186,446	$451,583
RMC support	(145,950)	(79,458)	(186,446)	(411,854)
Net charged	$—	$39,729	$—	$39,729

Six months ended	Loan Admin Fees	Asset Management Fee	Costs from RMC	Total
June 30, 2019
Chargeable/reimbursable	$309,220	$238,374	$366,102	$913,696
RMC support	(309,220)	(198,645)	(366,102)	(873,967)
Net charged	$—	$39,729	$—	$39,729

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

The company has been paying RMC the asset management fees for periods commencing June 1, 2019.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2020 (unaudited)

Costs from RMC

The manager is entitled to request reimbursement by the company for operations expense incurred on behalf of the company, including without limitation, accounting, tax and data processing, postage and out-of-pocket general and administration expenses. Certain of these qualifying costs (e.g., postage) can be tracked by RMC as specifically attributable to the company. Other costs (e.g., RMC’s accounting and audit fees, legal fees and expenses, qualifying payroll expenses, occupancy, and insurance premium) are allocated on a pro-rata basis (e.g., by the company’s percentage of total capital of all mortgage funds managed by RMC). Payroll and consulting fees are allocated first based on activity, and then to the company on a pro-rata basis based on percentage of capital to the total capital of all related mortgage funds managed by RMC. RMC, at its sole discretion, has elected to waive reimbursement for operating expenses during the three and six months ended June 30, 2020 and 2019.

Commissions and fees paid by the borrowers to RMC

- Brokerage commissions, loan originations – For fees in connection with the review, selection, evaluation, negotiation and extension of loans, RMC may collect a loan brokerage commission that is expected to range from approximately 1.5% to 5% of the principal amount of each loan made during the year. Total loan brokerage commissions are limited to an amount not to exceed 4% of the total company assets per year. The loan brokerage commissions paid by the borrowers to RMC are not recorded by the company and approximated $345,000 and $311,000 for the three months ended June 30, 2020 and 2019, respectively, and $503,000 and $705,000 for the six months ended June 30, 2020 and 2019, respectively.

- Other fees – RMC receives fees for processing, notary, document preparation, credit investigation, reconveyance and other mortgage related fees. The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the company.

In the ordinary course of business, performing loans may be transferred by executed assignment, in-part or in-full, between the related mortgage funds at par. During the six months ended June 30, 2020, Redwood Mortgage Investors VIII, LP, a related mortgage fund, transferred to the company one performing loan in-full at par value, which approximates fair value, of approximately $2,297,000. The company paid cash for the loan and the related mortgage fund has no continuing obligation or involvement with the loan. No loans were transferred during the six months ended June 30, 2019.

Formation loan

Formation loan transactions for the six months ended June 30, 2020 are presented in the following table.

2020
Balance, January 1, 2020	$3,948,064
Early withdrawal penalties applied	(11,995)
Balance, June 30, 2020	$3,936,069

RMC is repaying the formation loan in annual installments of principal, without interest, of $493,508, less early withdrawal penalties such that the formation loan is paid in full on December 31, 2027, and prior to the end of the term of the company in 2028. The formation loan is forgiven if the manager is removed and RMC is no longer receiving payments for services rendered. The primary source of repayment of the formation loan are loan brokerage commissions earned by RMC.

Redemptions of members’ capital

Redemptions of members’ capital for the three and six months ended June 30, 2020 and 2019 are presented in the following table.

	Three months ended June 30,		Six months ended June 30,
Redemptions	2020	2019	2020	2019
Without penalty	$444,922	$375,080	$762,594	$742,476
With penalty	253,605	448,574	424,095	1,173,574
Total	$698,527	$823,654	$1,186,689	$1,916,050

Early withdrawal penalties	$12,200	$15,584	$21,933	$61,084

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2020 (unaudited)

At June 30, 2020, scheduled redemptions of members' capital were $746,895, of which $693,818 is scheduled for payment in 2020 and $53,077 is scheduled for payment in 2021. Scheduled redemptions of $125,024 are subject to early withdrawal penalties as the members elected the accelerated payout options as permitted by the Operating Agreement.

Reimbursement and allocation of organization and offering expenses

As provided by the Operating Agreement, the manager is reimbursed for, or the company may pay directly, O&O expenses incurred in connection with the organization of the company or offering of the units including, without limitation, attorneys’ fees, accounting fees, printing costs and other selling expenses (other than sales commissions) in a total amount not exceeding 4.5% of the original purchase price of all units (other than DRIP units) sold in all offerings (hereafter, the “maximum O&O expenses”), and the manager pays any O&O expenses in excess of the maximum O&O expenses.

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

Unallocated O&O expenses for the six months ended June 30, 2020 are summarized in the following table.

2020
Balance, January 1, 2020	$2,260,068
Early withdrawal penalties applied (1)	(9,938)
O&O expenses allocated(2)	(160,909)
O&O expenses repaid to Members' Capital by RMC(3)	(20,861)
Balance, June 30, 2020	$2,068,360

(1)

Beginning July 1, 2019, the O&O component of early withdrawal penalties are applied as a reduction to O&O expenses to be repaid by RMC to members’ capital on scheduled redemptions. The amounts credited are determined by the ratio between the amount of the formation loan and the amount of offering costs incurred by the company. Prior to June 30, 2019, early withdrawal penalties collected were applied to the next installment due under the formation loan and to reduce the amount owed to RMC for O&O expenses.

(2)	Beginning in 2016, O&O expenses reimbursed to RMC by RMI IX are allocated to members’ capital accounts over 40 quarters.
(3)

RMC is obligated under the Operating Agreement to repay RMI IX for the amount of unallocated O&O expenses attributed to members’ capital accounts if the member redeems prior to the 40 quarterly allocations. RMC estimated its future obligation to repay unallocated O&O expenses on scheduled redemptions as of June 30, 2020, to be approximately $14,119, which may be offset in part by early withdrawal penalties collected in future periods.

Payable to/receivable from related parties

From time to time, in the normal course of business operations, the company may have payables to and/or receivables from related parties. At June 30, 2020 the payable to related parties balance consisted of accounts payable and cost reimbursements to the manager of approximately $11,400. The receivable from related parties balance of approximately $12,200 are due from a related mortgage fund. The receivable was received from the related mortgage fund and the payable was paid to the manager in August 2020.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2020 (unaudited)

NOTE 4 – LOANS

As of June 30, 2020, 76 of the company’s 79 loans (representing 98% of the aggregate principal of the company’s loan portfolio) have a loan term of five years or less. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment penalty provision.

As of June 30, 2020, 51 loans outstanding (representing 46% of the aggregate principal of the company’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal due at maturity. The remaining loans provide for monthly payments of interest only, with the principal due at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions for the three and six months ended June 30, 2020 are summarized in the following table.

	Three months ended	Six months ended
Principal, beginning of period	$67,450,683	$70,660,284
Loans funded	15,602,250	21,975,850
Loan transferred from related mortgage fund	—	2,296,677
Collected - secured	(10,475,884)	(22,335,694)
Charged off	—	(20,068)
Principal, June 30, 2020	$72,577,049	$72,577,049

During the three and six months ended June 30, 2020, the company renewed four and six maturing (or matured) loans with aggregated principal of approximately $3,452,000 and $4,124,000, respectively, which are not included in the activity shown in the table above. These renewals were for one year or less and did not include additional amounts lent. Renewal agreements may or may not include a requirement that the note rate be brought to market, though no loan extensions in 2020 included a change in note rate. The loans were current and deemed well collateralized at the time they were extended.

See Note 3 (Manager and Other Related Parties) for a description of loans transferred by executed assignments from a related mortgage fund.

Pursuant to California regulatory requirements, borrower payments are deposited into a trust account established by RMC with an independent bank. Funds are disbursed to the company as collected, which can range from same day for wire transfers and up to two weeks after deposit for checks. Borrower payments held in the trust account that are yet to be disbursed to the company are not included in the financial statements. At June 30, 2020, $36,813 of borrower payments made by check, was on deposit in the bank trust account, which was disbursed to the company’s account by July 14, 2020 when they were recorded by the company. At December 31, 2019, $71,416 of borrower payments made by check, was on deposit in the trust account.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2020 (unaudited)

Loan characteristics

Secured loans had the characteristics presented in the following table.

	June 30,	December 31,
	2020	2019
Number of secured loans	79	77
Secured loans – principal	$72,577,049	$70,660,284
Secured loans – lowest interest rate (fixed)	6.8%	7.8%
Secured loans – highest interest rate (fixed)	10.5%	10.5%

Average secured loan – principal	$918,697	$917,666
Average principal as percent of total principal	1.3%	1.3%
Average principal as percent of members’ capital, net	1.2%	1.2%
Average principal as percent of total assets	1.1%	1.2%

Largest secured loan – principal	$6,735,000	$6,735,000
Largest principal as percent of total principal	9.3%	9.5%
Largest principal as percent of members’ capital, net	8.5%	8.5%
Largest principal as percent of total assets	8.0%	8.9%

Smallest secured loan – principal	$67,418	$125,656
Smallest principal as percent of total principal	0.1%	0.2%
Smallest principal as percent of members’ capital, net	0.1%	0.2%
Smallest principal as percent of total assets	0.1%	0.2%

Number of California counties where security is located	17	17
Largest percentage of principal in one California county	28.3%	27.0%

Number of secured loans with filed notice of default	1	—
Secured loans in foreclosure – principal	$137,078	$—

Number of secured loans with prepaid interest	2	—
Prepaid interest	$57,233	$—

As of June 30, 2020, the company’s largest loan with principal of $6,735,000 is secured by an office building located in Santa Clara County, bears an interest rate of 8.25% and matures on October 1, 2021. As of June 30, 2020, the company had no construction loans outstanding, no rehabilitation loans outstanding, and no commitments to fund construction, rehabilitation or other loans.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2020 (unaudited)

Lien position

At funding, secured loans had the lien positions presented in the following table.

	June 30, 2020			December 31, 2019
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	49	$48,059,558	66%	42	$42,712,037	60%
Second trust deeds	30	24,517,491	34	35	27,948,247	40
Total principal, secured loans	79	72,577,049	100%	77	70,660,284	100%
Liens due other lenders at loan closing		48,701,513			54,062,023
Total debt		$121,278,562			$124,722,307

Appraised property value at loan closing		$236,113,000			$237,453,000

Percent of total debt to appraised values (LTV) at loan closing(1)		54.5%			55.3%

(1)

Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing nor does it include decreases or increases on senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table.

	June 30, 2020			December 31, 2019
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	48	$32,254,104	44%	53	$32,361,343	46%
Multi-family	9	8,689,530	12	9	9,219,497	13
Commercial	22	31,633,415	44	15	29,079,444	41
Total principal, secured loans	79	$72,577,049	100%	77	$70,660,284	100%

(2)

Single family property type as of June 30, 2020 consists of 9 loans with principal of $4,987,955 that are owner occupied and 39 loans with principal of $27,266,149 that are non-owner occupied. At December 31, 2019, single family property type consisted of 11 loans with principal of $6,236,571 that are owner occupied and 42 loans with principal of $26,124,772 that are non-owner occupied.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2020 (unaudited)

Distribution of loans within California

The distribution of secured loans within California by counties is presented in the following table.

	June 30, 2020		December 31, 2019
	Principal	Percent	Principal	Percent
San Francisco Bay Area(3)
Santa Clara	$20,568,591	28.3%	$19,064,638	27.0%
San Francisco	7,989,819	11.0	7,735,173	10.9
San Mateo	7,789,073	10.7	10,837,195	15.3
Alameda	5,724,552	7.9	2,930,219	4.2
Contra Costa	1,443,834	2.0	400,000	0.6
Marin	1,249,611	1.7	249,628	0.4
Santa Cruz	—	—	264,515	0.4
	44,765,480	61.6	41,481,368	58.8

Other Northern California
Monterey	1,110,000	1.4	1,110,000	1.6
Tehama	405,000	0.6	405,000	0.6
Sacramento	143,405	0.2	492,216	0.6
Sutter	—	0.0	3,815,000	5.4
	1,658,405	2.2	5,822,216	8.2

Northern California Total	46,423,885	63.8	47,303,584	67.0

Los Angeles & Coastal
Los Angeles	10,716,463	14.8	12,531,312	17.7
San Diego	5,213,635	7.2	4,983,331	7.1
Orange	5,063,091	7.0	3,067,396	4.3
Ventura	1,007,500	1.4	—	0.0
Santa Barbara	496,375	0.7	497,977	0.7
San Luis Obispo	429,391	0.6	—	—
	22,926,455	31.7	21,080,016	29.8

Other Southern California
San Bernardino	2,151,000	3.0	1,200,000	1.7
Riverside	1,075,709	1.5	1,076,684	1.5
	3,226,709	4.5	2,276,684	3.2

Southern California Total	26,153,164	36.2	23,356,700	33.0
Total principal, secured loans	$72,577,049	100.0%	$70,660,284	100.0%

(3)	Includes Silicon Valley

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2020 (unaudited)

Scheduled maturities

Secured loans scheduled to mature as of June 30, 2020 are presented in the following table.

	Loans	Principal	Percent
2020(4)	13	$9,249,479	13%
2021	35	42,177,032	58
2022	15	10,594,366	15
2023	4	1,591,634	2
2024	1	245,709	—
Thereafter	7	6,443,560	9
Total scheduled maturities	75	70,301,780	97
Matured as of June 30, 2020	4	2,275,269	3
Total principal, secured loans	79	$72,577,049	100%

(4)	Loans scheduled to mature in 2020 after June 30.

It is the company’s experience that loans may be repaid or renewed before, at or after the contractual maturity date. For matured loans, the company may continue to accept payments while pursuing collection of principal or while negotiating an extension of the loan’s maturity date. The timing of future cash receipts from secured loans will differ from scheduled maturities.

Delinquency/Non-performing loans

Secured loans summarized by payment-delinquency status are presented in the following table.

	June 30, 2020		December 31, 2019
	Loans	Principal	Loans	Principal
Current	64	$57,504,308	65	$62,174,140
Past Due
30-89 days	8	7,026,087	8	3,952,306
90-179 days	4	3,820,400	2	3,520,112
180 or more days	3	4,226,254	2	1,013,726
Total past due (non-performing)	15	15,072,741	12	8,486,144
Total principal, secured loans	79	$72,577,049	77	$70,660,284

The company entered into no loan payment modifications or forbearance agreements during the six months ended June 30, 2020.

At June 30, 2020, the company had one workout agreement with a borrower. The loan, with principal of $190,400 matured on June 1, 2016, and the company entered into a workout agreement in September 2016, whereby the borrower agreed to resume monthly payments to the company. This agreement extended the maturity date through October 1, 2021.

At December 31, 2019, there were two loan modifications/forbearance agreements in effect. Updates as of June 30, 2020 are as follows:

-

One loan with principal of approximately $762,000, was 457 days past maturity and was designated impaired and in non-accrual status at June 30, 2020. The company entered into a forbearance agreement with the borrower in August 2019 whereby the borrower agreed to resume monthly payments and the company agreed to forbear collection activity until April 1, 2020. The agreement lapsed in April 2020 and the company is engaged in ongoing negotiations with the borrower who is pursuing a refinance with another lender.

-

One loan with principal of approximately $3,328,000 was 274 days delinquent and designated impaired and in non-accrual status at June 30, 2020. August 1, 2020 In July 2020, the borrower made two payments totaling approximately $283,000 which brought the loan current. In consideration of the payments made, the company and the borrower entered into an agreement on July 30, 2020 which extended the maturity date to November 1, 2020.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2020 (unaudited)

Payments in arrears for non-performing secured loans (i.e., monthly interest and principal payments past due 30 or more days) as of June 30, 2020 and December 31, 2019, are presented in the following tables.

	Loans		Principal		Interest(5)
At June 30, 2020	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Payments in arrears
30-89 days (1-3 payments)	1	7	$546,546	$7,143	$—	$77,330	$631,019
90-179 days (4-6 payments)	1	3	830,000	850	—	82,689	913,539
180 or more days (more than 6 payments)	2	1	898,723	16,961	31,493	237,087	1,184,264
Total past due(6)	4	11	$2,275,269	$24,954	$31,493	$397,106	$2,728,822

(5)

Interest includes foregone interest of approximately $35,000 on non-accrual loans past maturity and approximately $109,000 for monthly payments in arrears. June 2020 interest is due July 1, 2020 and is not included in the payments in arrears at June 30, 2020.

(6)

One loan, with principal of $830,000, was past maturity (principal) 90-179 days at June 30, 2020. The loan executed an extension agreement in July 2020. The borrower was continuing to make monthly payments of interest while negotiating the extension agreement.

In July 2020, five loans paid the amounts in arrears and were brought current as to principal and interest at July 31, 2020. Four loans made payments which included $27,048 the amounts for which are included in monthly payments (principal and interest) 30-89 days. One loan made multiple payments which included $254,048 of payments (principal and interest) 180 or more days.

The total payments in arrears at June 30, 2020, updated for the July extension agreement and July payments totaling $281,096 are $1,617,726, consisting of: for loans past maturity – three loans with principal of $1,445,269 and interest of $31,493, and for monthly payments in arrears – six loans with principal of $1,218 and interest of $139,746.

	Loans		Principal		Interest(7)
At December 31, 2019	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Payments in arrears
30-89 days (1-2 payments)	2	6	$311,294	$1,671	$1,198	$29,396	$343,559
90-179 days (3-5 payments)	—	2	—	8,175	—	109,125	117,300
180 or more days (6 or more payments)	1	1	764,097	903	15,760	13,834	794,594
Total payments in arrears	3	9	$1,075,391	$10,749	$16,958	$152,355	$1,255,453
(7)

Interest includes foregone interest of $1,976 on non-accrual loans for monthly payments in arrears 180 or more days (6 or more payments). December 2019 interest is due January 1, 2020 and is not included in the payments in arrears at June 30, 2020.

Delinquency/Loans in non-accrual status

Secured loans in non-accrual status are summarized in the following table.

	June 30, 2020	December 31, 2019
Number of loans	4	3
Principal	$4,416,654	$1,204,495
Advances	9,572	10,677
Accrued interest	306,703	37,799
Total recorded investment	$4,732,929	$1,252,971
Foregone interest	$144,965	$3,952

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2020 (unaudited)

Non-performing loans are placed on non-accrual status if 180 days delinquent (or 90 days past maturity without making monthly interest payments) or earlier if management determines that the primary source of repayment will come from the foreclosure and subsequent sale of the collateral securing the loan (which usually occurs when a notice of sale is filed) or when the loan is no longer considered well-secured. When a loan is placed on non-accrual status, the accrual of interest is discontinued for accounting purposes only (i.e., foregone interest in the table above); however, previously recorded interest is not reversed.

At June 30, 2020, three loans with aggregate principal of approximately $3,630,000 and aggregate accrued interest of approximately $109,000 were 90 or more days delinquent and not in non-accrual status. At December 31, 2019 one loan with principal of approximately $3,329,000 and accrued interest of approximately $132,000 was 90 or more days delinquent as to principal or interest and was not in non-accrual status.

One loan with principal of $137,078, matured on December 1, 2019, was 213 days delinquent at June 30, 2020. The loan was designated impaired in December 2019, and non-accrual in January 2020. A notice of default was filed in May 2020.

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

For the six months ended June 30, 2020, RMI IX recorded an insignificant recovery for loan losses. There were no provision or allowance for loan losses recorded during the six months ended June 30, 2019.

Activity in the allowance for loan losses for the six months ended June 30, 2020 is presented in the following table.

2020
Balance, January 1	$87,000
Recovery for loan losses	(75)
Charge-offs	(31,925)
Balance June 30	$55,000

Loans designated impaired and any associated allowance for loan losses is presented in the following table.

	June 30, 2020	December 31, 2019
Number of loans	6	4

Principal	$7,216,654	$4,533,838
Recorded investment(8)	7,489,797	4,719,705
Impaired loans without allowance	7,489,797	4,451,368
Impaired loans with allowance	—	268,337
Allowance for loan losses, impaired loans	—	37,000

Weighted average LTV at origination	62.5%	66.0%

(8) Recorded investment is the sum of the principal, advances, and accrued interest receivable for financial reporting purposes.

Loans designated impaired had an average recorded investment, interest income recognized and interest income received in cash for the six months ended June 30, 2020 and the year ended December 31, 2019 as presented in the following table.

	June 30, 2020	December 31, 2019
Average recorded investment	$5,912,364	$4,334,931
Interest income recognized	198,088	169,585
Interest income received in cash	54,725	67,990

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2020 (unaudited)

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

June 30, 2020 (unaudited)

Commercial land – Commercial land has many variations/uses, thus requiring management to employ a variety of methods depending upon the unique characteristics of the subject land, including a determination of its highest and best use. Management may rely on information in the form of a sale comparison analysis (where adequate sale comps are available), brokers’ opinion of value, or appraisal.

NOTE 5 – LINE OF CREDIT

Activity involving the line of credit during the three months ended June 30, 2020 is presented in the following table.

2020
Balance, April 1, 2020	$—
Draws	13,200,000
Repayments	(5,000,000)
Balance, June 30, 2020	$8,200,000
Line of credit - average daily balance	$2,621,000

Debt issuance costs of $109,526 are being amortized over the two-year term of the loan agreement. Amortized debt issuance costs totaled $13,618 for the three and six months ended June 30, 2020 and are recorded as interest expense.

RMI IX can borrow up to a maximum principal of $10 million subject to a borrowing base calculation pursuant to a credit and term loan agreement (the loan agreement) with a bank. Amounts under the loan agreement are secured by a first priority security interest in the notes and deeds of trust of the pledged loans in the borrowing base. The loan agreement matures March 13, 2022 when all amounts outstanding are then due. The company has the option at the maturity date to convert the then outstanding principal balance on the line of credit to a one-year term loan - for a fee of one-quarter of one percent (0.25%) – thereby extending the maturity date to March 13, 2023.

Interest on the outstanding principal is payable monthly and accrues at the per annum rate of the greater of (i) five percent (5%) or (ii) the sum of the one-month LIBOR rate plus three and one-quarter percent (3.25%). If the company does not maintain the required compensating balance with a minimum daily average of $1.0 million for any day during the calendar quarter, the interest rate automatically increases by one-quarter of one percent (0.25%) above that rate which would otherwise be applicable for the next calendar quarter retroactive to the beginning of the calendar quarter in which the compensating balance is not maintained.  Commencing with the quarter ending September 30, 2020, for each calendar quarter during which the aggregate average daily principal is less than fifty percent (50%) of the maximum principal of $10 million, there is a quarterly unused line fee equal to one-half of one percent (0.50%) per annum of the average daily difference between the principal outstanding and fifty percent (50%) of the maximum principal of $10 million ($5,000,000).

The loan proceeds are to be used exclusively to fund secured loans. The loan agreement provides for customary financial and borrowing base reporting by RMI IX to the lending bank and specifies that RMI IX shall maintain (i) minimum tangible net worth of $50 million, net of amounts due from related companies; (ii) debt service coverage ratio at all times of not less than 2.00 to 1.00; and (iii) loan payment delinquency of less than ten percent (10.0%) on a quarterly basis as of the calendar quarter-end, calculated as the principal of loans with payments over 61-days past due, less loan loss allowances, divided by total principal of RMI IX loans. The loan agreement provides that in the event the loan payment delinquency rate exceeds 10.0% as of the end of any quarter, the bank will cease to make any further advances but agrees to not accelerate repayment of the loan.

Principal of pledged loans was approximately $17,798,000 at June 30, 2020 with a maximum allowed advance thereon of approximately $9,191,000, subject to the borrowing base calculation.

NOTE 6 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

Commitments

At June 30, 2020, scheduled future redemptions of members' capital was $746,895, of which $693,818 is scheduled for payment in 2020 and $53,077 is scheduled for payment in 2021.

The company has contractual obligations to RMC per the Operating Agreement. See Note 3 (Manager and Other Related Parties) for a more detailed discussion on the company’s contractual obligations to RMC.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2020 (unaudited)

Legal proceedings

In the normal course of its business, the company may become involved in legal proceedings (such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc.) to collect the debt owed under the promissory notes, to enforce the provisions of the deeds of trust, to protect its interest in the real property subject to the deeds of trust and to resolve disputes with borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the net income or balance sheet of the company. As of June 30, 2020, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

NOTE 7 – SUBSEQUENT EVENTS

The manager evaluated subsequent events that have occurred after June 30, 2020 and determined that there were no events or transactions occurring during this reporting period that require recognition or disclosure in the unaudited financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (or SEC). The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operations results to be expected for the full year.

Forward-Looking Statements

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), including statements regarding the company’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods or by use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” “possible” or similar terms or variations on those terms or the negative of those terms. Forward-looking statements include statements regarding trends in the California real estate market; future interest rates and economic conditions and their effect on the company and its assets; estimates as to the allowance for loan losses; forecasts of future sales and redemptions of units, forecasts of future funding of loans; loan payoffs and the possibility of future loan sales (and the gain thereon, net of expenses) to third parties, if any; forecasts of future financial support by the manager including the eventual elimination of financial support; future fluctuations in the net distribution rate; and beliefs relating to how the company will be affected by current economic conditions and trends in the financial and credit markets. Actual results may be materially different from what is projected by such forward-looking statements therefore, you should not place undue reliance on forward-looking statements, which reflect our view only as of the date hereof.

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

All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ unless required by law.

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

Redemptions are made once a quarter, on the last business day of the quarter. The unit redemption program is ongoing and available to members beginning one year after the purchase of the units.  The maximum number of units that may be redeemed in any year and the maximum amount of redemption available in any period to members are subject to certain limitations. The company will not:

•	in any calendar year, redeem more than 5%; or
•	in any calendar quarter, redeem more than 1.25% of the weighted average number of units outstanding during the twelve (12) month period immediately prior to the date of the redemption.

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

Since commencement of operations in 2009, RMC, at its sole discretion, has provided significant financial support to the company which increased the net income, cash available for distribution, and the net-distribution rate, by:

•	charging less than the maximum allowable fees;
•	not requesting reimbursement of qualifying costs attributable to the company (Costs from RMC on the Statements of Income); and/or,
•	absorbing some, and in certain periods, all of the company’s direct expenses, such as professional fees.

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

In April 2018, RMI IX began paying its direct expenses for professional-service fees (legal and audit/tax compliance) and other operating expenses (postage, printing etc.). In June 2019, RMC began collecting from RMI IX the asset management fee of three quarters of one percent annually (0.75%). Also in 2019, RMC arranged for RMI IX to be invoiced directly fees from an independent service bureau for information technology relating to the recordkeeping and reporting for the accounts of individual investors and their corresponding member accounts. In prior years these fees were invoiced to RMC and then billed to the company through the cost-reimbursement, all of which were waived.

Any decision to waive fees or cost-reimbursements and/or to absorb direct expenses, and the amount (if any) to be waived or absorbed, is made by RMC in its sole discretion. In the second half of 2020, RMC may commence collection from RMI IX of reimbursements of qualifying costs to which it is entitled.

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

A provision for loan losses to adjust the allowance for loan losses (principal and/or interest) is recorded such that the net carrying amount is reduced to the lower of the loan balance or the estimated fair value of the related collateral, net of any senior loans and net of any costs to sell in arriving at net realizable value.

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

Results of Operations

COVID-19

The following discussion describes our results of operations for the three and six months ended June 30, 2020. While the COVID-19 outbreak did not have a material adverse effect on our reported results for our first or second quarter, we are actively monitoring the impact of COVID-19, which may negatively impact our business and results of operations for subsequent quarters.

In March 2020, the World Health Organization declared COVID-19 a pandemic. The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption including in the United States and both Northern and Southern California where the company's lending operations are located. In response to the COVID-19 outbreak, federal, state and local governments as well as the business community have implemented voluntary and increasingly mandatory policies and restrictions that have substantially limited the operation of non-essential businesses and the activities of individuals. These restrictions and protocols have resulted in increases in unemployment rates, disruptions to businesses, increased volatility in the financial markets and overall economic uncertainty at the state, local and national levels. The impact from the rapidly changing market and economic conditions due to the COVID-19 outbreak is uncertain and will impact our business and results of operations and could impact our financial condition in the future. While we have not incurred significant disruptions thus far from the COVID-19 outbreak, we are unable to accurately predict the impact that COVID-19 will have due to numerous evolving factors, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to our borrowers, including the ability of our borrowers to make their loan payments and qualify for future loans and a decrease in the values of California real estate which serves as collateral for the company's loans. Any of these events or consequences could materially adversely impact our business, financial condition, or results of operations.

On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security (CARES) Act” was signed into law. The manager continues to examine the impact that the CARES Act may have on the company’s business. Although the manager does not expect the CARES Act to have a direct impact on the company, it may have an indirect impact on the company’s borrowers and its manager. At the time of issuance of these financial statements, the manager is unable to estimate the impact that the CARES Act will have on the company’s financial condition, results of operation, or liquidity for the remainder of 2020.

The company received a number of short-term loan payment relief requests, most of them in the form of requests for deferral of payments or requests for further discussion of COVID-19 related relief. No requests were granted and two remain pending as of August 14, 2020. We are evaluating each loan payment relief request on an individual basis and considering a number of factors. Not all of the requests made to the company will result in agreements and we are not considering the waiver or modification of any of our contractual rights under our loan agreements other than extensions of the maturity date of the loan.

It is not possible at this time to predict or estimate the ultimate impact of COVID-19 on the financial condition or results of operations and liquidity of the company for the remainder of 2020. Management also continues to monitor the impact that COVID-19 may have on California real estate values (see the LTV by lien position tables under “Secured Loan” following the Key Performance Indicators below).

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

In the publication “California Adds Back More Than Half a Million Jobs in June” dated July 17, 2020:

“The re-opening of California’s economy provided a much needed boost to hiring this past month, with nonfarm payrolls adding back 558,200 new jobs. June’s gain easily marks the largest monthly increase ever for California but nonfarm employment remains 1.93-million jobs below its February peak. While employment rose solidly in nearly every major industry, more than half of the bounce back was centered in California’s hard-hit leisure & hospitality sector. Those gains may prove fleeting, however, as the resurgence in COVID-19 has brought new restrictions on economic activity.”

“California’s unemployment rate fell 1.5 percentage points in June to 14.9%. The drop results from a 653,200 person increase in civilian employment, or the number of Californians working, compared to a somewhat smaller 441,200 person increase in the civilian labor force. Typically, economists tend to focus on nonfarm employment, as it is derived from a larger sample and provides more detail on changes in employment. The civilian (or Household) employment measure, however, is more inclusive and provides insight into employment trends in important classifications of workers, such as independent contractors and sole proprietors. This category of workers was particularly hard hit by COVID-19 shutdowns and has been slower to recover. Household employment fell 17.6% from February to May, resulting in a loss of 3.3 million jobs, compared to a 14.9% February to April drop in nonfarm employment, which resulted in the loss of 2.6 million jobs.”

“Farm employment in California—the nation’s largest farm economy— continues to tumble. California farms cut 8,500 jobs in June, bringing the total loss since February to 118,000 jobs, or more than one of every four jobs that used to exist in California’s farm sector. The bounce back in leisure and hospitality employment, most of which was at restaurants, is clearly evident in the employment data. California’s largest MSAs accounted for the bulk of June’s job gains. Los Angeles added back 147,000 jobs in June and has now regained 25.6% of the jobs lost earlier this year. Orange County added the second largest number of jobs in the state, with nonfarm payrolls regaining 71,600 jobs, or 27% of what was lost in March and April. The Inland Empire added 43,800 jobs in June, Ventura County added back 10,300 jobs and Bakersfield added 9,900 jobs. San Diego was another big standout, as employers added back 51,600 jobs.”

“California’s tech sector has proved fairly resilient. Early on there were worries advertising revenues would nosedive and venture capital would dry up, neither have transpired. Instead the surge in working remotely has boosted demand for all sorts of tech services and social media continues to flourish. Employment in the Bay Area reflect these trends, with hiring bouncing back stronger in South Bay than San Francisco or Oakland. The San Jose MSA has regained 31.6% of the jobs lost in March and April, while San Francisco-Oakland-Hayward MSA regained 23.8%.”

Key Performance Indicators

Key performance indicators for the six months ended June 30, 2020 and 2019 are presented in the following table.

	2020	2019
Secured loans principal – end of period balance	$72,577,049	$70,922,877
Secured loans principal – average daily balance	$69,809,000	$65,495,000

Interest income	$2,939,676	$2,878,865
Portfolio interest rate(1)	8.8%	8.8%
Effective yield rate(2)	8.4%	8.8%

Line of credit - end of period balance	$8,200,000	$—
Line of credit - average daily balance for the three months ended June 30(3)	$2,621,000	$—

Interest expense	$46,744	$—
Interest rate - line of credit for the three months ended June 30(3)	5.0%	—

Recovery of loan losses	$(75)	$—

Total operations expense(8)	$660,405	$372,202

Net Income(8)	$2,245,604	$2,533,290
Percent of average members’ capital(4)(5)	5.4%	6.2%

Member Distributions, net	$2,246,645	$2,227,868
Percent of average members’ capital(4)(6)	5.5%	5.5%

Members’ capital, gross – end of period balance	$81,547,630	$81,934,546
Members’ capital, gross – average daily balance	$81,952,000	$80,666,000

Member Redemptions(7)	$1,186,689	$1,916,050
(1)	Stated note interest rate, weighted daily average (annualized)
(2)	Percent of secured loans – average daily balance (annualized)
(3)	Beginning April 2020, RMI IX made draws on the line of credit agreement which was in effect beginning March 2020.
(4)	Percent of members’ capital, gross – average daily balance (annualized)
(5)	Percent based on the net income available to members (excluding 1% allocated to manager)
(6)	Members Distributions is net of O&O expenses allocated to members’ accounts during the year
(7)

Scheduled member redemptions as of June 30, 2020 were $746,895 all of which is scheduled for payment in 2020 and 2021. Scheduled member redemptions as of June 30, 2019 were $883,523, all of which was paid in 2019.

(8)

See Note 1 (Organization and General) and Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 2.

Key performance indicators for the three months ended June 30, 2020 and 2019 are presented in the following table.

	2020	2019
Secured loans principal – end of period balance	$72,577,049	$70,922,877
Secured loans principal – average daily balance	$72,557,000	$68,745,000

Interest income	$1,511,999	$1,517,873
Portfolio interest rate(1)	8.7%	8.8%
Effective yield rate(2)	8.3%	8.8%

Line of credit - end of period balance	$8,200,000	$—
Line of credit - average daily balance	$2,621,000	$—

Interest expense	$46,744	$—
Interest rate - line of credit	5.0%	—

Recovery of loan losses	$—	$—

Total operations expense(7)	$337,158	$182,883

Net income(7)	$1,133,051	$1,344,632
Percent of average members’ capital(3)(4)	5.5%	6.5%

Member distributions, net	$1,115,768	$1,116,861
Percent of average members’ capital(3)(5)	5.4%	5.5%

Members’ capital, gross – end of period balance	$81,547,630	$81,934,546
Members’ capital, gross – average daily balance	$82,001,000	$81,458,000

Member redemptions(6)	$698,527	$823,654
(1)	Stated note interest rate, weighted daily average (annualized)
(2)	Percent of secured loans – average daily balance (annualized)
(3)	Percent of members’ capital, gross – average daily balance (annualized)
(4)	Percent based on the net income available to members (excluding 1% allocated to manager)
(5)	Members Distributions is net of O&O expenses allocated to members’ accounts during the year
(6)

Scheduled member redemptions as of June 30, 2020 were $746,895 all of which is scheduled for payment in 2020 and 2021. Scheduled member redemptions as of June 30, 2019 were $883,523, all of which was paid in 2019.

(7)

See Note 1 (Organization and General) and Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 2.

Secured loans

The secured loan principal – end of period at June 30, 2020 of $72,577,049 was an increase of approximately 2.3% ($1.7 million) over the June 30, 2019 secured loan principal of $70,922,877. The secured loan principal – average daily balance for the six months ended June 30, 2020 of $69,809,000 was an increase of approximately 6.6% ($4.3 million) over secured loan principal – average daily balance of $65,495,000 for the six months ended June 30, 2019. 26 new loans with principal of approximately $22.0 million were funded during the six months ended June 30, 2020. One loan with principal of approximately $2.3 million was acquired through executed assignment from a related mortgage fund in March 2020.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., safety margins to outstanding debt) as indicated by the overall conservative weighted average loan-to-value ratio (LTV) which at June 30, 2020 was approximately 54.5%. Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 45.5% in the property, and we as a lender have lent in the aggregate 54.5% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

Secured loans, principal by LTV and lien position as of June 30, 2020 are presented in the following table.

	Secured loan, principal
LTV	First trust deeds	Percent(1)	Second trust deeds	Percent(1)	Total	Percent(1)
<40%	$11,155,186	15.4%	$2,552,750	3.5%	$13,707,936	18.9%
40-49%	2,373,785	3.3	1,049,489	1.4	3,423,274	4.7
50-59%	13,371,284	18.4	4,645,562	6.4	18,016,846	24.8
60-69%	19,134,902	26.4	14,428,378	19.9	33,563,280	46.3
Subtotal <70%	46,035,157	63.5	22,676,179	31.2	68,711,336	94.7

70-79%	2,024,400	2.8	1,841,313	2.5	3,865,713	5.3
Subtotal <80%	48,059,557	66.3	24,517,492	33.7	72,577,049	100.0

>80%	—	0.0	—	0.0	—	0.0

Total	$48,059,557	66.3%	$24,517,492	33.7%	$72,577,049	100.0%

Non-performing secured loans, principal by LTV and lien position as of June 30, 2020 are presented in the following table.

	Non-performing secured loans, principal
LTV	First trust deeds	Percent(1)	Second trust deeds	Percent(1)	Total	Percent(1)
<40%	$2,427,029	3.3%	$—	0.0%	$2,427,029	3.3%
40-49%	—	0.0	—	0.0	-	0.0
50-59%	1,949,491	2.7	3,104,611	4.3	5,054,102	7.0
60-69%	2,971,168	4.1	4,430,042	6.1	7,401,210	10.2
Subtotal <70%	7,347,688	10.1	7,534,653	10.4	14,882,341	20.5

70-79%	190,400	0.3	—	0.0	190,400	0.3
Subtotal <80%	7,538,088	10.4	7,534,653	10.4	15,072,741	20.8

>80%	—	0.0	—	0.0	—	0.0

Total	$7,538,088	10.4%	$7,534,653	10.4%	$15,072,741	20.8%

Non-performing secured loans past maturity, principal by LTV and lien position as of June 30, 2020 are presented in the following table.

	Non-performing loans, principal past maturity
LTV	First trust deeds	Percent(1)	Second trust deeds	Percent(1)	Total	Percent(1)
<40%	$683,624	0.9%	$—	0.0%	$683,624	0.9%
40-49%	—	0.0	—	0.0	—	0.0
50-59%	—	0.0	—	0.0	—	0.0
60-69%	761,645	1.0	830,000	1.1	1,591,645	2.1
Subtotal <70%	1,445,269	1.9	830,000	1.1	2,275,269	3.0

70-79%	—	0.0	—	0.0	—	0.0
Subtotal <80%	1,445,269	1.9	830,000	1.1	2,275,269	3.0

>80%	—	0.0	—	0.0	—	0.0

Total	$1,445,269	1.9%	$830,000	1.1%	$2,275,269	3.0%
1)	Percent of secured loan principal, end of period balance.

Payments in arrears for non-performing secured loans, (i.e., principal and interest payments past due 30 or more days) totaled approximately $2,729,000, of which approximately $2,300,000 was principal, and approximately $429,000 was interest receivable. Of the $2,300,000 principal in arrears, approximately $2,275,000 was related to loans past maturity.

One loan, with principal of $830,000, which was past maturity at June 30, 2020, was extended pursuant to an extension agreement in July 2020. The borrower was continuing to make monthly payments of interest while negotiating the extension agreement. In July 2020, five loans paid the amounts in arrears and were brought current as to principal and interest at July 31, 2020.

The total payments in arrears at June 30, 2020, updated for the July extension agreement and July payments would have been approximately $1,618,000 of which approximately $1,446,000 was principal and approximately $171,000 was interest receivable. Of the approximately $1,618,000 principal in arrears, approximately $1,445,000 was related to loans past maturity. See detail as to payments in arrears on non-performing loans in Note 4 (Loans) for additional discussion.

Although there is an increase in the principal of non-performing loans from 12 loans ($8,486,144 in principal) as of December 31, 2019 to 15 loans ($15,072,741 in principal) as of June 30, 2020, the company has reviewed the loan to value ratios for each non-performing loan and has determined since there is appropriate protective equity, there are no increases in the provision for loan losses during the six months ended June 30, 2020.

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations on the secured loan portfolio and on the allowance for loan losses, which presentations are incorporated by this reference into this Item 2.

Performance overview/net income 2020 v. 2019

Net income available to members as a percent of members’ capital, gross – average daily balance (annualized) was 5.4% and 6.2% for the six months ended June 30, 2020 and 2019, respectively. Net income decreased approximately $288,000 during the six months ended June 30, 2020 as compared to the same period in 2019 due to increased operations expense. Operations expense increased approximately $288,000. See “Analysis and discussion of income from operations 2020 v. 2019 (six months ended)” below for additional detail.

Members’ capital decreased approximately $208,000 for the six months ended June 30, 2020 as O&O expense allocated to members totaled approximately $161,000, members’ redemptions exceeded the purchase of DRIP units by approximately $24,000, and members distributions exceeded net income by approximately $23,000 during the six months ended June 30, 2020. Secured loans as a percent of members’ capital (based on average balances) was 85.2% and 81.2% for the six months ended June 30, 2020 and 2019, respectively due to an increase in the amount of members’ capital invested in loans.

March 2020, RMI IX entered into a revolving line of credit and term loan agreement (the loan agreement) with a bank pursuant to which RMI IX can borrow up to a maximum principal of $10 million subject to a borrowing base calculation. Amounts under the loan agreement are secured by a first priority security interest in the notes and deeds of trust of the pledged loans in the borrowing base. The loan agreement matures March 13, 2022 when all amounts outstanding are then due.

Analysis and discussion of income from operations 2020 v. 2019 (six months ended)

Significant changes to revenue and expenses during the six months ended June 30, 2020 and 2019 are summarized in the following table.

	Net interest Income	Recovery of Loan Losses	Operations Expense	Net Income
For the six months ended
June 30, 2020	$2,892,932	(75)	660,405	$2,245,604
June 30, 2019	2,878,865	—	372,202	2,533,290
Change	$14,067	(75)	288,203	$(287,686)

Change
Increase secured loans principal - average daily balance	$186,655	—	4,771	$181,884
Effective yield rate	(125,844)	—	—	(125,844)
Interest on line of credit	(33,126)	—	—	(33,126)
Amortization of debt issuance costs	(13,618)	—	—	(13,618)
Late fees	—	—	—	(13,625)
Increase members' capital - average daily balance	—	—	64,702	(64,702)
Information technology for members' capital accounts	—	—	(15,453)	15,453
Tax compliance costs for members' capital accounts	—	—	19,801	(19,801)
RMC fees/costs reimbursements waived	—	—	273,933	(273,933)
Timing of services rendered	—	—	(25,592)	25,592
Other	—	(75)	(33,959)	34,034
Change	$14,067	(75)	288,203	$(287,686)

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

Net interest income

Net interest income increased approximately $14,000 for the six months ended June 30, 2020 compared to the same period in 2019. The increase in net interest income of approximately $14,000 for the six months ended June 30, 2020 was offset by a decrease of approximately $14,000 in late fees received during the six months ended June 30, 2020 compared to the same period in 2019.

Interest income increased approximately $61,000 for the six months ended June 30, 2020 compared to the same period in 2019. The increase in interest income is due primarily to an increase in the secured loan principal – average daily balance to approximately $69.8 million from approximately $65.5 million for the six months ended June 30, 2020 and 2019, respectively. The increase in secured loans principal – average daily balance increased interest income approximately $187,000 which was offset in part by a decrease in the effective yield rate to 8.4% for the six months ended June 30, 2020 from 8.8% for the six months ended June 30, 2019, which decreased interest income approximately $126,000.

The decrease in the effective yield rate was due primarily to an increase in foregone interest on non-accrual loans. Foregone interest on non-accrual loans increased approximately $108,000 during the six months ended June 30, 2020 compared to the same period in 2019.

Beginning April 2020, RMI IX made draws on the line of credit agreement which was in effect beginning March 2020. For the three months ended June 30, 2020, the line of credit – average daily balance was approximately $2,621,000, with an interest rate of 5.0% and interest expense totaled $46,744, which includes the amortization of debt issuance costs.

Provision/allowance for loan losses

Generally, the company has not recorded an allowance for loan losses as all loans have protective equity such that collection is deemed probable for all recorded amounts due on the loan.

At December 31, 2019, RMI IX recorded an $87,000 provision/allowance for loan losses, primarily for secured loans in a second lien position, as the manager may – from time to time – agree to concessions to borrowers to facilitate a sale of collateral or refinance transactions. Included in the provision for loan losses at December 31, 2019 was a $37,000 allowance for a secured loan in second lien position, to facilitate the sale of the underlying collateral, which was sold in February 2020, resulting in a charge-off against the allowance for loan losses of approximately $32,000. At June 30, 2020 the allowance for loan losses balance was $55,000.

Operations expense

Significant changes to operations expense during the six months ended June 30, 2020 and 2019, are summarized in the following table.

	Mortgage Servicing Fees	Asset Management Fees, net	Costs From RMC, net	Professional Services, net	Other	Total
For the six months ended
June 30, 2020	$86,331	270,642	—	296,085	7,347	$660,405
June 30, 2019	81,560	39,729	—	226,175	24,738	372,202
Change	$4,771	230,913	—	69,910	(17,391)	$288,203

Change
Increase secured loans principal - average daily balance	$4,771	—	—	—	—	$4,771
Increase members' capital - average daily balance	—	32,268	32,434	—	—	64,702
Information technology for members' capital accounts	—	—	(61,677)	46,224	—	(15,453)
Tax compliance costs for members' capital accounts	—	—	—	19,801	—	19,801
RMC fees/costs reimbursements waived	—	198,645	75,288	—	—	273,933
Timing of services rendered	—	—	—	(25,592)	—	(25,592)
Other	—	—	(46,045)	29,477	(17,391)	(33,959)
Change	$4,771	230,913	—	69,910	(17,391)	$288,203

See Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 2. See “Performance Overview” for a discussion of RMC’s plans to reduce and eventually eliminate fee waivers and cost absorptions.

Mortgage Servicing fees

The increase in mortgage servicing fees for the six months ended June 30, 2020 over the same period in 2019 of $4,771 was attributed to the increase in the average daily secured loan portfolio from $65.5 million for the six months ended June 30, 2019 to $69.8 million for the six months ended June 30, 2020, at the annual rate of 0.25%.

Asset management fee

Asset management fees increased $230,913 for the six months ended June 30, 2020 over the same period in 2019 due to RMC commencing the collection of asset management fees for periods beginning June 1, 2019. No asset management fees were waived during the six months ended June 30, 2020. RMC, at its sole discretion, waived $198,645 in asset management fees during the six months ended June 30, 2019.

The asset management fee is chargeable in an amount up to three-quarters of one percent (0.75%) annually of the portion of the capital originally committed to investment in mortgages, not including leverage, and including up to two percent (2%) of working capital reserves. The current year asset management fee is determined annually based on the prior year end balances, and is computed by subtracting from the then fair value of the company’s loans plus working capital reserves, an amount equal to the outstanding debt. The increase in asset management fees chargeable is due to an increase in the members capital – end of period balance at December 31, 2019 compared to December 31, 2018.

Costs from RMC, net

Cost incurred by RMC, for which reimbursement could have been requested were $290,814 and $366,102 for the six months ended June 30, 2020 and 2019, respectively. RMC, at its sole discretion, waived all cost reimbursements for the six months ended June 30, 2020 and 2019. The decrease in costs incurred by RMC, for which reimbursement could have been requested, was due primarily to a change implemented in September 2019 to the invoicing separately and directly to RMI IX of fees paid to an independent service bureau for information technology related to record keeping and reporting of individual members. Service bureau fees of approximately $61,900 are included in the RMC costs that increase the reimbursement for the six months ended June 30, 2019. Approximately $46,200 in service bureau fees were incurred during the six months ended June 30, 2020, and are included in professional service fees.

The Operating Agreement provides that RMC may request reimbursement from the company for operations expense incurred on behalf of the company, including without limitation, out-of-pocket general and administration expenses. Certain of these qualifying costs (e.g. postage) can be tracked by RMC as specifically attributable to the company. Other costs (e.g. RMC’s accounting and audit fees, legal fees and expenses, qualifying payroll expenses, occupancy, and insurance premium) are allocated on a pro-rata basis based on the company’s percentage of total capital of all mortgage funds managed by RMC. Payroll and consulting fees are allocated based on activity, and then allocated to the company pro-rata, based on percentage of capital to the total capital of all related mortgage funds managed by RMC. Increases or decreases in members’ capital will have a similar effect on the total amount of costs chargeable by RMC.  The decision to waive all or a portion of fees otherwise payable to RMC is made by RMC, in its sole discretion. RMC may commence collection from RMI IX of reimbursements of qualifying costs to which it is entitled in the second half of 2020.

Professional Services

Professional services consist primarily of information technology, legal, audit and tax compliance (including tax advice, and return preparation), and consulting expenses.

The increase in professional services of $69,900 for the six months ended June 30, 2020 over the same period in 2019 was due primarily to:

•

The recorded expense for fees paid to an independent service bureau for information technology related to record keeping and reporting for accounts of individual investors was approximately $46,200 and $0 for the six months ended June 30, 2020 and 2019, respectively. Beginning in September 2019 – and implemented retroactive to January 2019 – applicable service bureau fees were invoiced separately and directly to RMI IX. In prior periods, service bureau fees were invoiced to RMC (generally without separately identified specific-fund detail), and were allocated to the related mortgage funds as Costs from RMC. During the six months ended June 30, 2019, service bureau fees included in Costs from RMC totaled approximately $61,900. RMC, at its sole discretion, had elected to waive reimbursement for operating expenses during the six months ended June 30, 2020 and 2019.

•

Attorney fees decreased approximately $900 for the six months ended June 30, 2020 as compared to the same period in 2019. During the six months ended June 30, 2020 costs related to annual SEC filings and state registrations associated with the ongoing offering of DRIP units increased approximately $9,800. In prior years, these amounts would have been recorded as O&O expenses by the manager as the offering of units to new members was ongoing. The offering to new members terminated in May 2019. This increase was offset by a decrease in general legal expenses during the six months ended June 30, 2020 as compared to the same period in 2019.

•	Audit fees decreased approximately $20,600 in the six months ended June 30, 2020 as compared to the same period in 2019, due to the time in which services were rendered.
•

Tax compliance and advisory expenses increased by approximately $21,800 to approximately $33,800. The increase is primarily due to the true up of approximately $19,800 during the three months ended June 30, 2020 of the accrual for expenses relating to the preparation of members’ K-1 tax forms.

•

Consulting/contractor fees increased approximately $23,400 due in part to outside contractors being engaged to perform services previously performed by employees of the manager. The increase is offset in part by a reduction in operating expense incurred by the manager due in part to a decrease in employee expense for which reimbursement could have been requested (Costs from RMC).

Analysis and discussion of income from operations 2020 v. 2019 (three months ended)

Significant changes to revenue and expenses during the three months ended June 30, 2020 and 2019 are summarized in the following table.

	Net interest Income	Recovery For Loan Losses	Operations Expense	Net Income
For the three months ended
June 30, 2020	$1,465,255	—	337,158	$1,133,051
June 30, 2019	1,517,873	—	182,883	1,344,632
Change	$(52,618)	—	154,275	$(211,581)

Change
Increase secured loans principal - average daily balance	$84,169	—	1,144	$83,025
Effective yield rate	(90,043)	—	—	(90,043)
Interest on line of credit	(33,126)	—	—	(33,126)
Amortization of debt issuance costs	(13,618)	—	—	(13,618)
Late fees	—	—	—	(4,688)
Increase members' capital - average daily balance	—	—	29,721	(29,721)
Information technology for members' capital accounts	—	—	(10,851)	10,851
Tax compliance costs for members' capital accounts	—	—	19,801	(19,801)
RMC fees/costs reimbursements waived	—	—	127,806	(127,806)
Other	—	—	(13,346)	13,346
Change	$(52,618)	—	154,275	$(211,581)

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

Net interest income

Net interest income decreased approximately $53,000 for the three months ended June 30, 2020 compared to the same period in 2019.

Interest income decreased approximately $6,000 for the three months ended June 30, 2020 compared to the same period in 2019. The decrease in interest income and the corresponding decrease in the effective yield rate to 8.4% for the three months ended June 30, 2020 from 8.8% for the three months ended June 30, 2019 is due primarily to an increase in foregone interest on non-accrual loans.

Foregone interest on non-accrual loan increased approximately $77,000 during the three months ended June 30, 2020 compared to the same period in 2019.

The decrease in the effective yield rate decreased interest income approximately $90,000 which was offset in part by an increase in the secured loan principal – average daily balance to approximately $72.6 million from approximately $68.7 million for the three months ended June 30, 2020 and 2019, which increased interest income approximately $84,000.

Beginning April 2020, RMI IX made draws on the line of credit agreement which was in effect beginning March 2020. For the three months ended June 30, 2020, the line of credit – average daily balance was approximately $2,621,000, with an interest rate of 5.0% and interest expense totaled $46,744, which includes the amortization of debt issuance costs.

Provision/allowance for loan losses

Generally, the company has not recorded an allowance for loan losses as all loans have protective equity such that collection is deemed probable for all recorded amounts due on the loan.

Operations expense

Significant changes to operations expense during the three months ended June 30, 2020 and 2019, are summarized in the following table.

	Mortgage Servicing Fees	Asset Management Fees, net	Costs From RMC, net	Professional Services, net	Other	Total
For the three months ended
June 30, 2020	$44,058	135,321	—	150,499	7,280	$337,158
June 30, 2019	42,914	39,729	—	78,858	21,382	182,883
Change	$1,144	95,592	—	71,641	(14,102)	$154,275

Change
Increase secured loans principal - average daily balance	$1,144	—	—	—	—	$1,144
Increase members' capital - average daily balance	—	16,134	13,587	—	—	29,721
Information technology for members' capital accounts	—	—	(33,214)	22,363	—	(10,851)
Tax compliance costs for members' capital accounts	—	—	—	19,801	—	19,801
RMC fees/costs reimbursements waived	—	79,458	48,348	—	—	127,806
Other	—	—	(28,721)	29,477	(14,102)	(13,346)
Change	$1,144	95,592	—	71,641	(14,102)	$154,275

See Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report for a detailed discussion on fees waived and costs absorbed by the manager, which presentation is incorporated by this reference into this Item 2. See “Performance Overview” for a discussion of RMC’s plans to reduce and eventually eliminate fee waivers and cost absorptions.

Mortgage Servicing fees

The increase in mortgage servicing fees of $1,144 for the three months ended June 30, 2020 compared to the same period in 2019 was attributed to the increase in the average daily secured loan portfolio from $68,745,000 for the three months ended June 30, 2019 to $72,557,000 for the three months ended June 30, 2020, at the annual rate of 0.25%.

Asset management fee

Asset management fees increased $95,592 for the three months ended June 30, 2020 over the same period in 2019 due to RMC commencing the collection of asset management fees for periods beginning June 1, 2019. No asset management fees were waived during the three months ended June 30, 2020. RMC, at its sole discretion, waived $79,458 in asset management fees during the three months ended June 30, 2019.

The asset management fee is chargeable in an amount up to three-quarters of one percent (0.75%) annually of the portion of the capital originally committed to investment in mortgages, not including leverage, and including up to two percent (2%) of working capital reserves. The current year asset management fee is determined annually based on prior year end balances, and is computed by subtracting from the then fair value of the company’s loans plus working capital reserves, an amount equal to the outstanding debt. The increase in asset management fees chargeable is due to an increase in the members capital – end of period balance at December 31, 2019 compared to December 31, 2018.

Costs from RMC, net

Cost incurred by RMC, for which reimbursement could have been requested were $138,098 and $186,446 for the three months ended June 30, 2020 and 2019, respectively. RMC, at its sole discretion, waived all cost reimbursements for the three months ended June 30, 2020 and 2019. The decrease in costs incurred by RMC, for which reimbursement could have been requested, was due primarily to a change implemented in September 2019 to the invoicing separately and directly to RMI IX of fees paid to an independent service bureau for information technology related to record keeping and reporting of individual members. Service bureau fees of approximately $33,400 are included in the RMC costs that increase the reimbursement for the three months ended June 30, 2019. Approximately $22,400 in service bureau fees were incurred during the three months ended June 30, 2020, and are included in professional service fees.

The Operating Agreement provides that RMC may request reimbursement from the company for operations expense incurred on behalf of the company, including without limitation, out-of-pocket general and administration expenses. Certain of these qualifying costs (e.g. postage) can be tracked by RMC as specifically attributable to the company. Other costs (e.g. RMC’s accounting and audit fees, legal fees and expenses, qualifying payroll expenses, occupancy, and insurance premium) are allocated on a pro-rata basis based on the company’s percentage of total capital of all mortgage funds managed by RMC. Payroll and consulting fees are allocated based on activity, and then allocated to the company pro-rata, based on percentage of capital to the total capital of all related mortgage funds managed by RMC. Increases or decreases in members’ capital will have a similar effect on the total amount of costs chargeable by RMC. The decision to waive all or a portion of fees otherwise payable to RMC is made by RMC, in its sole discretion. RMC may commence collection from RMI IX of reimbursements of qualifying costs to which it is entitled in the second half of 2020.

Professional Services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The increase in professional services of $71,600 for the three months ended June 30, 2020 over the same period in 2019 was due primarily to:

•

The recorded expense for fees paid to an independent service bureau for information technology related to record keeping and reporting for accounts of individual investors was approximately $22,400 and $0 for the three months ended June 30, 2020 and 2019, respectively. Beginning in September 2019 – and implemented retroactive to January 2019 –applicable service bureau fees were invoiced separately and directly to RMI IX. In prior periods, service bureau fees were invoiced to RMC (generally without separately identified specific-fund detail) and were allocated to the related mortgage funds as Costs from RMC. During the three months ended June 30, 2019, service bureau fees included in Costs from RMC totaled approximately $33,400. RMC, at its sole discretion, had elected to waive reimbursement for operating expenses during the three months ended June 30, 2019.

•

Attorney fees increased approximately $15,900 to approximately $38,000, primarily due to costs related to annual SEC filings and state registrations associated with the ongoing offering of DRIP units totaling approximately $9,800. In prior years, these amounts would have been recorded as O&O expenses by the manager as the offering of units to new members was ongoing. The offering to new members terminated in May 2019.

•

Tax compliance and advisory expenses increased by approximately $20,800 to approximately $26,800. The increase is primarily due to the true up of approximately $19,800 during the three months ended June 30, 2020 of the accrual for expenses relating to the preparation of members’ K-1 tax forms.

•

Consulting/contractor fees increased approximately $12,500 due in part to outside contractors being engaged to perform services previously performed by employees of the manager. The increase is offset in part by a reduction in operating expense incurred by the manager due in part to a decrease in employee expense for which reimbursement could have been requested (Costs from RMC).

Members' capital, cash flows and liquidity

Cash flows by business activity for the six months ended June 30, 2020 and 2019 are presented in the following table.

	2020	2019
Members’ capital
Earnings distributed to members, net of DRIP	$(1,083,849)	$(1,023,687)
Redemptions, net	(1,164,756)	(1,854,966)
Contributions by new members	—	2,682,154
Organization and offering expenses (paid) received, net	20,861	(122,833)
Formation loan, net	—	(186,656)
Cash – members’ capital, net	(2,227,744)	(505,988)

Borrowings
Line of credit advances, net	8,200,000	—
Interest paid	(24,028)	—
Debt issuance costs paid	(109,526)	—
Cash – borrowings, net	8,066,446	—
Cash - members' capital and borrowings, net	5,838,702	(505,988)

Loan principal/advances/interest
Principal collected	22,335,694	21,978,196
Loans sold to non-affiliate, net	—	143,000
Interest received, net	2,937,891	2,761,760
Late fees	13,002	26,877
Loans funded & advances, net	(21,974,416)	(30,926,532)
Loan acquired from related mortgage fund	(2,296,677)	—
Cash – loans, net	1,015,494	(6,016,699)

Operations expense	(642,691)	(369,481)

Net change in cash	$6,211,505	$(6,892,168)
Cash, end of period	$10,662,034	$3,782,785

Redemptions of members capital

Redemptions of members’ capital for the three and six months ended June 30, 2020 and 2019 are presented in the following table.

	Three months ended June 30,		Six months ended June 30,
Redemptions	2020	2019	2020	2019
Without penalty	$444,922	$375,080	$762,594	$742,476
With penalty	253,605	448,574	424,095	1,173,574
Total	$698,527	$823,654	$1,186,689	$1,916,050

Early withdrawal penalties	$12,200	$15,584	$21,933	$61,084

At June 30, 2020, scheduled redemptions of members' capital equaled $746,895, of which $693,818 is scheduled for payment in 2020 and $53,077 is scheduled for payment in 2021.

Borrowings

For the three months ended June 30, 2020 the line of credit had the average daily balance of approximately $2,621,000. The June 30, 2020 ending balance was $8,200,000. There were no borrowings on the line of credit for the three months ended March 31, 2020.

See Note 5 (Line of Credit) to the financial statements included in Part I, Item 1 of this report for a detailed discussion on the terms and provisions of the line of credit, which presentation is incorporated by this reference into this Item 2.

Contractual obligations and commitments

At June 30, 2020, the company had no construction or rehabilitation loans outstanding and had no loan commitments pending.

At June 30, 2020, the company had no off-balance sheet arrangements as such arrangements are not permitted by the Operating Agreement.

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

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes or protect or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance. As of June 30, 2020, the company was not involved in any legal proceedings other than those that would be considered part of the normal course of business.

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

As of June 30, 2020, the gross proceeds from sales of units to our members under our DRIP pursuant to the May 9, 2019 Form S-3 Registration Statement (after May 9, 2019) was approximately $2,777,000.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: August 14, 2020	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer)