Form 10-Q
period 2020-09-30
Redwood Mortgage Investors IX
filed 2020-11-16
CIK 1448038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC

Balance Sheets

September 30, 2020 (unaudited) and December 31, 2019 (audited)

	September 30,	December 31,
ASSETS	2020	2019
Cash, in banks	$601,742	$4,450,529
Loans held for sale	7,534,512	—
Loans
Principal	75,949,063	70,660,284
Advances	17,674	14,040
Accrued interest	820,482	680,146
Prepaid interest	(14,308)	—
Loan balances secured by deeds of trust	76,772,911	71,354,470
Allowance for loan losses	(55,000)	(87,000)
Loan balances secured by deeds of trust, net	76,717,911	71,267,470

Debt issuance costs, net	82,207	—
Promissory note from related party (Note 3)	850,000	—
Other receivables	19,200	—
Total assets	$85,805,572	$75,717,999

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities	$82,385	$36,933
Payable to related party (Note 3)	78,539	—
Line of credit	10,000,000	—
Total liabilities	10,160,924	36,933

Commitments and contingencies (Note 6)

Members’ capital, net	79,577,649	79,629,130
Receivable from manager (formation loan)	(3,933,001)	(3,948,064)
Members’ capital, net of formation loan	75,644,648	75,681,066
Total liabilities and members’ capital	$85,805,572	$75,717,999

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Income

For the Three and Nine Months Ended September 30, 2020 and 2019 (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Revenue
Interest income	$1,857,029	$1,526,142	$4,796,705	$4,405,007
Interest expense	(122,618)	—	(169,362)	—
Net interest income	1,734,411	1,526,142	4,627,343	4,405,007
Late fees	7,040	18,162	20,042	44,789
Gain on sale, loans	—	20,833	—	20,833
Total revenue, net	1,741,451	1,565,137	4,647,385	4,470,629

Recovery of loan losses	—	—	(75)	—

Operations expense
Mortgage servicing fees	48,500	40,450	134,831	122,010
Asset management fees, net (Note 3)	135,321	119,187	405,963	158,916
Costs from Redwood Mortgage Corp., net (Note 3)	72,181	—	72,181	—
Professional services	156,005	178,752	452,090	404,927
Other	3,331	19	10,678	24,757
Total operations expense	415,338	338,408	1,075,743	710,610
Net income	$1,326,113	$1,226,729	$3,571,717	$3,760,019

Net income
Members (99%)	$1,312,852	$1,214,462	$3,535,999	$3,722,419
Manager (1%)	13,261	12,267	35,718	37,600
	$1,326,113	$1,226,729	$3,571,717	$3,760,019

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Changes in Members’ Capital

For the Three Months Ended September 30, 2020 (unaudited)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at June 30, 2020	$81,547,630	$155,725	$(2,068,360)	$79,634,995
Net income	1,312,852	13,261	—	1,326,113
Earnings distributed to members	(1,108,339)	—	—	(1,108,339)
Earnings distributed used in DRIP	567,813	—	—	567,813
Members’ redemptions	(866,786)	—	—	(866,786)
Organization and offering expenses allocated	(79,580)	—	79,580	—
Organization and offering expenses repaid by RMC	—	—	21,323	21,323
Early withdrawal penalties	—	—	2,530	2,530
Balance at September 30, 2020	$81,373,590	$168,986	$(1,964,927)	$79,577,649

For the Nine Months Ended September 30, 2020 (unaudited)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at December 31, 2019	$81,755,930	$133,268	$(2,260,068)	$79,629,130
Net income	3,535,999	35,718	—	3,571,717
Earnings distributed to members	(3,354,984)	—	—	(3,354,984)
Earnings distributed used in DRIP	1,730,609	—	—	1,730,609
Members’ redemptions	(2,053,475)	—	—	(2,053,475)
Organization and offering expenses allocated	(240,489)	—	240,489	—
Organization and offering expenses repaid by RMC	—	—	42,184	42,184
Early withdrawal penalties	—	—	12,468	12,468
Balance at September 30, 2020	$81,373,590	$168,986	$(1,964,927)	$79,577,649

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Nine Months Ended September 30, 2020 and 2019 (unaudited)

	Nine Months Ended September 30,
	2020	2019
Operations
Interest income received	$4,658,819	$4,307,297
Interest expense paid	(101,445)	—
Late fees	20,042	45,289
Operations expense	(1,011,549)	(635,059)
Total cash provided by operations	3,565,867	3,717,527
Investing – loans
Loans funded	(36,327,850)	(53,073,200)
Loans sold to non-affiliate, net	480,000	4,994,818
Loan transferred from related mortgage fund	(2,296,677)	—
Principal collected - secured	25,301,168	36,646,053
Advances (made on) received from loans	(3,634)	618
Promissory note funded to related party	(850,000)	—
Total cash used in investing	(13,696,993)	(11,431,711)
Financing
Members' capital
Distributions to members
Earnings distributed, net of DRIP	(1,624,375)	(1,566,680)
Redemptions, net of early withdrawal penalties	(2,025,944)	(2,609,211)
Total distributions to members	(3,650,319)	(4,175,891)
Contributions by members, net
Contributions by new members	—	2,682,154
Organization and offering expenses received (paid), net	42,184	(105,410)
Formation loan funding	—	(186,656)
Total contributions by members, net	42,184	2,390,088
Cash distributed to members, net	(3,608,135)	(1,785,803)
Line of credit
Advances	19,250,000	—
Repayments	(9,250,000)	—
Debt issuance costs	(109,526)	—
Cash from line of credit	9,890,474	—
Total cash provided by (used in) financing	6,282,339	(1,785,803)
Net decrease in cash	(3,848,787)	(9,499,987)
Cash, beginning of period	4,450,529	10,674,953
Cash, end of period	$601,742	$1,174,966

Non-cash financing activity for the nine months ended September 30, 2020 and 2019 includes early withdrawal penalties of $27,531 and $67,695, respectively, which reduced members’ capital by $12,468  and $19,415, respectively, as these amounts were applied to unallocated organizational and offering expenses and the formation loan in the amount of $15,063 and $48,281, respectively. Non-cash financing activities for the nine months ended September 30, 2020 and 2019 also includes earnings distributed to the dividend reinvestment plan of $1,730,609 and $1,808,995, respectively. Non-cash investing activities for the nine months ended September 30, 2020 includes $20,068 for principal charged off and $7,534,512 for loans transferred to held for sale. There were no charge offs of principal, or loans transferred to held for sale during the nine months ended September 30, 2019.

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Nine Months Ended September 30, 2020 and 2019 (unaudited)

Reconciliation of net income to total cash provided by operations

	Nine Months Ended September 30,
	2020	2019
Net income	$3,571,717	$3,760,019
Adjustments to reconcile net income to net cash provided by operating activities
(Gain) on sale, loans	—	(20,833)
Charge off of accrued interest	(11,858)	—
Amortization of debt issuance costs	27,320	—
Recovery of loan losses	(75)	—
Change in operating assets and liabilities
Prepaid interest	14,308	21,000
Accrued interest	(140,336)	(118,710)
Other receivable	(19,200)	—
Accounts payable and accrued liabilities	45,452	76,285
Payable to related parties	78,539	—
Other	—	(234)
Total adjustments	(5,850)	(42,492)
Total cash provided by operations	$3,565,867	$3,717,527

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2020 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL

In the opinion of management of Redwood Mortgage Corp. (RMC or the manager), the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These unaudited financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results to be expected for the full year.

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

•	line of credit advances;
•	loan sales to unaffiliated third parties and loan transfers by executed assignment to affiliated mortgage funds; and,
•	payments from RMC on the outstanding balance of the formation loan.

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

RMC is entitled to one percent (1%) of the profits and losses of the company and to fees and reimbursements of qualifying costs as specified in the Operating Agreement. Prior to May 2019, the manager was required to contribute to capital one tenth of one percent (0.1%) of the aggregate capital accounts of the members.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2020 (unaudited)

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

The company’s net income, cash available for distribution, and net-distribution rate fluctuates depending on:

•	loan origination volume and the balance of capital available to lend;
•	the current and future interest rates negotiated with borrowers;
•	line of credit advances, net and the interest rate therein;
•	the timing and amount of gains received from loan sales, if any;
•	payment of fees and cost reimbursements to RMC;
•	the amount and timing of other operating expenses, including expenses for professional services;
•	payments from RMC on the outstanding balance of the formation loan; and,
•	financial support, if any, from RMC (Note 3).

COVID-19

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Since that time, COVID-19 has spread throughout the United States, including in the California regions and markets in which the company lends. In response, national, state, and local governments have taken, and are expected to continue to take, various actions, including the passage of laws and regulations, on a wide array of topics, in an attempt to slow the spread of COVID-19. On March 4, 2020, the Governor of California declared a State of  Emergency related to the COVID-19 outbreak, followed by, among other administrative or executive orders for the purpose of ensuring that COVID-19 remains controlled and that the residents and visitors in California remain safe and secure.  These emergency restrictions have substantially limited the operation of non-essential businesses and the activities of individuals. The COVID-19 pandemic and these restrictions and operating protocols have had a significant adverse effect on the global, US, and California economies and have caused significant disruption to the financial and real estate markets. The restrictions and economic conditions caused by COVID-19 have also caused record unemployment nationwide as well as a significant number of layoffs and furloughs in the regions and communities in which the company lends. Despite the improvement in the economy in recent months economic activity remains far below its pre-pandemic level and unemployment remains elevated.

The ultimate effect of COVID-19 on the California real estate markets and broader economy is not known nor is the ultimate length of time California and other regions will be subject to the restrictions described and their accompanying effects.

Some states and regions have begun to ease prior restrictions which may improve economic and market conditions; however, the easing of certain of these restrictions has resulted in recent increases in COVID-19 cases and deaths, requiring reinstatement of prior restrictions and the prolonging of the COVID-19 crisis. On August 28, 2020 California issued a "Blueprint for a Safer Economy" which describes a tiered approach to relaxing and tightening restrictions on activities based on specified criteria and as permitted by the order based on county health conditions and circumstances.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2020 (unaudited)

As of September 30, 2020, the company has not experienced a significant increase or decrease in the number of borrowers delaying payments compared to June 30, 2020 or December 31, 2019. The requests for delay in payments or payment relief may not be indicative of requests in any future period. A worsening of future cash flows from borrower missed or delayed payments could result in the company experiencing an increase in loans being designated non-accrual and an increase in payments in arrears and possibly foreclosures. However, as the company generally lends at loan to value ratios below 70%, the delays in payments has not increased the credit risk on the loans, and therefore based on the company’s assessment of the value of real estate collateralizing its loans, there has not been an increase in the allowance for loan losses during the three and nine months ended September 30, 2020.

The continued spread of COVID-19 or any other similar outbreaks in the future and the continued impact on social interaction, economies and financial markets may have significant adverse effects on (i) California real estate markets and thereby the company’s business, financial condition and result of operations due to the possibility of some borrowers having a reduced capacity and/or commitment to make principal and interest payments (ii) a decrease in the volume of loans funded and (iii) a decline in the values of the California real properties that serve as collateral for the loans. Declines in the value of real estate may lead to increases in the allowance for loan losses. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which may lower the interest rate charged by banks and other competitors of the manager for real estate secured loans and which may reduce loan originations and increase loan payoffs. Such outcomes would negatively affect interest income and, therefore, earnings, financial condition and results of operations of the company. Potential other issues and risks resulting from the COVID-19 pandemic include:

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

Given the ongoing and dynamic nature of the circumstances, it is not possible to predict or estimate the ultimate impact of the COVID-19 outbreak on the financial condition or results of operations and liquidity of the company for the remainder of 2020. While the company has not incurred material disruptions this far, the rapid developments and fluidity of COVID-19 may cause the manager to adjust its lending parameters and investment strategy. The manager is continuing to monitor this situation and will adjust its response in concert with federal, state and local health officials and governmental authorities to protect the health and safety of its employees and to respond to changes in the real estate markets that it serves.

On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security (CARES) Act” was signed into law. The manager continues to examine the impact that the CARES Act may have on the company’s business. Although the manager does not expect the CARES Act to have a direct impact on the company, it may have an indirect impact on the company’s borrowers and its manager. At the time of issuance of the company’s financial statements, the manager is unable to estimate the impact that the CARES Act will have on the company’s financial condition, results of operations, or liquidity for the remainder of 2020.

Natural Disasters-Wildfires

Wildfires have occurred in recent years in different regions of California, and related flooding and mudslides have also occurred, including in the counties where the company holds real estate collateral as security for its loans. The most destructive of the recent wildfires, which have burned thousands of acres and destroyed thousands of homes and structures, have originated in wildlands adjacent to urban areas. Although the recent natural disasters, including the Woodward, Glass, Complex and other fires did not directly affect the company, wildfires such as these could pose a threat to the real estate collateral that the company holds as security for its loans and adversely affect the demand for loans.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2020 (unaudited)

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

To determine the amount of cash to be distributed in any month, the company relies in part on its forecast of full-year net income, which takes into account the difference between the forecasted net income for the remainder of the year and actual results in the year to date and the requirement to maintain a cash reserve. As of September 30, 2020, the difference between earnings allocated to members’ capital accounts and net income available to members was approximately $59,000, and is expected to be offset by future earnings in excess of net distributions in 2020 as the cash available at September 30, 2020 and advances on the line of credit are deployed to make new loans.

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

September 30, 2020 (unaudited)

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

As of September 30, 2020, the gross proceeds from sales of units to our members under our DRIP pursuant to the May 9, 2019 Form S-3 Registration Statement (after May 9, 2019) was approximately $3,345,000.

On June 11, 2019, the company filed a Post-Effective Amendment No. 5 with the SEC (SEC File No. 333-208315) to deregister all of the units which were registered under its Form S-11 Registration Statement that remained unsold as of April 30, 2019.

The company uses the gross proceeds from the sale of the units (for periods beginning May 1, 2019, DRIP units only) to:

•	make additional loans;
•	fund working capital reserves;
•	prior to May 2019, pay RMC up to 4.5% of proceeds from sale of units for O&O expenses, excluding units sold in the DRIP; and
•	prior to May 2019, fund a formation loan to RMC of up to 7% of proceeds from sale of units, excluding units sold in the DRIP.

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

September 30, 2020 (unaudited)

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

Cash in banks

At September 30, 2020, certain of the company’s cash balances in banks exceed federally insured limits of $250,000. The bank or banks in which funds are deposited are reviewed periodically for their general credit-worthiness/investment grade credit rating. See Note 5 (Line of Credit) for compensating balance arrangements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2020 (unaudited)

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

The company funds loans with the intent to hold the loans until maturity. From time to time the company may sell certain loans when the manager determines it to be in the best interest of the company. Loans are classified as held-for-sale once a decision has been made to sell loans and the loans held-for-sale have been identified. Loans classified as held for sale are carried at the lower of cost or fair value. No loss has been recorded upon reclassification to held for sale as the fair value is in excess of the cost.  The loans held for sale at September 30, 2020 are expected to be sold in November 2020.

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

September 30, 2020 (unaudited)

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

Debt issuance costs

Debt issuance costs are the fees and commissions incurred in the course of obtaining a line of credit for services from banks, law firms and other professionals and are amortized on a straight-line basis as interest expense over the term of the line of credit.

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

- Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, provides temporary optional expedients for various agreements and contracts that utilize the London Interbank Offered Rate (LIBOR) as the benchmark reference rate.  The relief generally applies to eligible modifications of contractual terms that change (or have the potential to change) the amount or timing of contractual cash flows related to replacement of a reference rate. The relief allows such modifications to be accounted for as continuations of existing contracts without additional analysis. As the guidance in ASU 2020-04 is intended to assist entities during the global market-wide reference rate transition period, it is in effect from March 12, 2020 through December 31, 2022.  RMC is currently evaluating the impact of the potential discontinuance of LIBOR in relation to the company’s line of credit and has not yet adopted the optional relief.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2020 (unaudited)

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

Since commencement of operations in 2009, and continuing until April 2018, RMC, at its sole discretion, has provided significant financial support to the company which increased the net income, cash available for distribution, and the net-distribution rate, by:

•	charging less than the maximum allowable fees;
•	not requesting reimbursement of qualifying costs attributable to the company (Costs from RMC on the Statements of Income); and/or,
•	absorbing some (and in certain periods all) of the company’s operations expense, such as professional fees.

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

In April 2018, RMC ceased absorbing, and RMI IX began recording and paying, the operations expense for professional-service fees (primarily legal and audit/tax compliance) and costs invoiced to RMC but identifiable as RMI IX expenses (postage, printing etc.). In June 2019, RMC began collecting from RMI IX the asset management fee of three quarters of one percent annually (0.75%). Also in 2019, RMC arranged for RMI IX to be invoiced directly for the fees from an independent service bureau for information technology relating to the recordkeeping and reporting for the accounts of individual investors and their corresponding member accounts. In prior years these fees were invoiced to RMC and then billed to RMI IX through the cost-reimbursement, all of which had been waived.  In the third quarter of 2020, RMC began collecting, in part, the reimbursement of costs attributable to RMI IX.

Loan administrative fees, asset management fees, and costs from RMC, and the amounts waived by RMC for the three and nine months ended September 30, 2020 are presented in the following tables.

Three months ended	Loan Admin Fees	Asset Management Fees	Costs from RMC	Total
September 30, 2020
Chargeable/reimbursable	$143,520	$135,321	$145,054	$423,895
RMC support	(143,520)	—	(72,873)	(216,393)
Net charged	$—	$135,321	$72,181	$207,502

Nine months ended	Loan Admin Fees	Asset Management Fee	Costs from RMC	Total
September 30, 2020
Chargeable/reimbursable	$363,279	$405,963	$435,868	$1,205,110
RMC support	(363,279)	—	(363,687)	(726,966)
Net charged	$—	$405,963	$72,181	$478,144

Loan administrative fees, asset management fees, and costs from RMC, and the amounts waived by RMC for the three and nine months ended September 30, 2019 are presented in the following tables.

Three months ended	Loan Admin Fees	Asset Management Fees	Costs from RMC	Total
September 30, 2019
Chargeable/reimbursable	$221,512	$119,187	$151,061	$491,760
RMC support	(221,512)	—	(151,061)	(372,573)
Net charged	$—	$119,187	$—	$119,187

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2020 (unaudited)

Nine months ended	Loan Admin Fees	Asset Management Fee	Costs from RMC	Total
September 30, 2019
Chargeable/reimbursable	$530,732	$357,561	$517,163	$1,405,456
RMC support	(530,732)	(198,645)	(517,163)	(1,246,540)
Net charged	$—	$158,916	$—	$158,916

Loan administrative fees

RMC is entitled to receive a loan administrative fee in an amount up to one percent (1%) of the principal amount of each new loan funded or acquired on the company’s behalf by RMC for services rendered in connection with the selection and underwriting of potential loans. Such fees would be payable by the company upon the closing or acquisition of each loan. Since August 2015, RMC, at its sole discretion, has waived and continues to waive, the loan administrative fees.

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

In the third quarter of 2020, RMC began collecting, in part, the reimbursement of costs attributable to RMI IX.  RMC, at its sole discretion, had elected to waive reimbursement for operating expenses during the three and nine months ended September 30, 2019.

Commissions and fees paid by the borrowers to RMC

- Brokerage commissions, loan originations – For fees in connection with the review, selection, evaluation and negotiation of loans (including extensions), RMC may collect a loan brokerage commission that is expected to range from approximately 1.5% to 5% of the principal amount of each loan made during the year. Total loan brokerage commissions are limited to an amount not to exceed 4% of the total company assets per year. The loan brokerage commissions paid by the borrowers to RMC are not recorded by the company and approximated $438,000 and $498,000 for the three months ended September 30, 2020 and 2019, respectively, and $867,000 and $1,168,000 for the nine months ended September 30, 2020 and 2019, respectively.

- Other fees – RMC receives fees for processing, notary, document preparation, credit investigation, reconveyance and other mortgage related fees. The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the company.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2020 (unaudited)

In the ordinary course of business, performing loans may be transferred by executed assignment, in-part or in-full, between the related mortgage funds at par. During the nine months ended September 30, 2020, Redwood Mortgage Investors VIII, LP (RMI VIII), a related mortgage fund, transferred to the company one performing loan in-full at par value, which approximates fair value, of approximately $2,297,000. The company paid cash for the loan and the related mortgage fund has no continuing obligation or involvement with the loan. No loans were transferred during the nine months ended September 30, 2019.

Formation loan

Formation loan transactions for the nine months ended September 30, 2020 are presented in the following table.

2020
Balance, January 1, 2020	$3,948,064
Early withdrawal penalties applied	(15,063)
Balance, September 30, 2020	$3,933,001

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

Redemptions of members’ capital

Redemptions of members’ capital for the three and nine months ended September 30, 2020 and 2019 are presented in the following table.

	Three months ended		Nine months ended
Redemptions	2020	2019	2020	2019
Without penalty	$747,009	$445,485	$1,509,603	$1,187,961
With penalty	119,777	315,371	543,872	1,488,945
Total	$866,786	$760,856	$2,053,475	$2,676,906

Early withdrawal penalties	$5,598	$6,611	$27,531	$67,695

At September 30, 2020, scheduled redemptions of members' capital were $1,156,763, of which $1,003,686 is scheduled for payment in 2020 and $153,077 is scheduled for payment in 2021. Scheduled redemptions of $30,766 are subject to early withdrawal penalties as the members elected the accelerated payout options as permitted by the Operating Agreement.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2020 (unaudited)

Unallocated O&O expenses for the nine months ended September 30, 2020 are summarized in the following table.

2020
Balance, January 1, 2020	$2,260,068
Early withdrawal penalties applied (1)	(12,468)
O&O expenses allocated(2)	(240,489)
O&O expenses repaid to Members' Capital by RMC(3)	(42,184)
Balance, September 30, 2020	$1,964,927

(1)

Beginning July 1, 2019, the O&O expense component of early withdrawal penalties are applied as a reduction to O&O expenses to be repaid by RMC to members’ capital on scheduled redemptions. The amounts credited are determined by the ratio between the amount of the formation loan and the amount of offering costs incurred by the company. Prior to June 30, 2019, early withdrawal penalties collected were applied to the next installment due under the formation loan and to reduce the amount owed to RMC for O&O expenses.

(2)	Beginning in 2016, O&O expenses reimbursed to RMC by RMI IX are allocated to members’ capital accounts over 40 quarters.
(3)

RMC is obligated under the Operating Agreement to repay RMI IX for the amount of unallocated O&O expenses attributed to members’ capital accounts if the member redeems prior to the 40 quarterly allocations. RMC estimated its future obligation to repay unallocated O&O expenses on scheduled redemptions as of September 30, 2020, to be approximately $21,747, which may be offset in part by early withdrawal penalties collected in future periods.

Promissory note receivable from related party (RMI VIII)

On September 30, 2020, RMI IX lent $850,000 to RMI VIII secured by the net cash flow payable on two mortgage loans totaling approximately $2,331,000 each of which were designated by RMI VIII as held for sale and expected to be sold to a third party purchaser prior to November 30, 2020.  Interest on the loan accrued at a rate equal to RMI IX’s pro rata share of the weighted average interest payable on the held for sale loans through a term ending on the earlier of: (i) the closing of the purchase of the held for sale loans; and (ii) November 30, 2020. The promissory note receivable from RMI VIII was secured by all proceeds payable to RMI VIII upon the sale or repayment of the loans net of any amounts outstanding by RMI VIII on its line of credit secured by the loans.  On October 14, 2020, RMI VIII repaid in full the promissory note amount of $850,000 and $2,700 in interest to RMI IX.  Under the terms of the note, RMI IX is also entitled to a pro rata share of premium realized (i.e., gain on sale net of costs) upon the sale of the held for sale loans if the sale transaction closes following repayment of the promissory note receivable from RMI VIII.

Payable to/receivable from related parties

From time to time, in the normal course of business operations, the company may have payables to and/or receivables from related parties. At September 30, 2020 the payable to related parties balance consisted of accounts payable and cost reimbursements to the manager of approximately $78,901, which was partially offset by approximately $362 due from the manager. The receivable was received from the manager and the payable was paid to the manager in October 2020.

NOTE 4 – LOANS

As of September 30, 2020, 75 of the company’s 79 loans (representing 98% of the aggregate principal of the company’s loan portfolio) have a loan term of five years or less. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment penalty provision.

As of September 30, 2020, 52 loans outstanding (representing 43% of the aggregate principal of the company’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal due at maturity. The remaining loans provide for monthly payments of interest only, with the principal due at maturity.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2020 (unaudited)

Secured loans unpaid principal balance (principal)

Secured loan transactions for the three and nine months ended September 30, 2020 are summarized in the following table.

	Three months ended	Nine months ended
Principal, beginning of period	$72,577,049	$70,660,284
Loans funded	14,352,000	36,327,850
Loan transferred from related mortgage fund	—	2,296,677
Collected - secured	(2,965,474)	(25,301,168)
Loans sold to non-affiliate	(480,000)	(480,000)
Loans transferred to held for sale(1)	(7,534,512)	(7,534,512)
Charged off	—	(20,068)
Principal, September 30, 2020	$75,949,063	$75,949,063
(1)

At September 30, 2020, five loans with principal of approximately $7,535,000 were designated ‘held for sale’ for financial reporting purposes and are separately classified as such on the balance sheet and accompanying notes to the financial statements. All loans held for sale were performing and in first lien position. At September 30, 2020 the five loans held for sale had a combined accrued interest balance of approximately $47,700, all of which was received by the company in October 2020.

During the three and nine months ended September 30, 2020, the company renewed 8 and 14 maturing (or matured) loans with aggregated principal of approximately $7,255,000 and $11,378,000, respectively, which are not included in the activity shown in the table above. The loans were current and deemed well collateralized at the time they were extended.

See Note 3 (Manager and Other Related Parties) for a description of loans transferred by executed assignments from a related mortgage fund.

Pursuant to California regulatory requirements, borrower payments are deposited into a trust account established by RMC with an independent bank. Funds are disbursed to the company as collected, which can range from same day for wire transfers and up to two weeks after deposit for checks. Borrower payments held in the trust account that are yet to be disbursed to the company are not included in the financial statements. At September 30, 2020, $215,085 of borrower payments made by check, was on deposit in the bank trust account, which was disbursed to the company’s account by October 14, 2020 when they were recorded by the company. At December 31, 2019, $71,416 of borrower payments made by check, was on deposit in the trust account.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2020 (unaudited)

Loan characteristics

Secured loans had the characteristics presented in the following table.

	September 30,	December 31,
	2020	2019
Number of secured loans	79	77
Secured loans – principal	$75,949,063	$70,660,284
Secured loans – lowest interest rate (fixed)	6.8%	7.8%
Secured loans – highest interest rate (fixed)	10.5%	10.5%

Average secured loan – principal	$961,381	$917,666
Average principal as percent of total principal	1.3%	1.3%
Average principal as percent of members’ capital, net	1.2%	1.2%
Average principal as percent of total assets	1.1%	1.2%

Largest secured loan – principal	$6,735,000	$6,735,000
Largest principal as percent of total principal	8.9%	9.5%
Largest principal as percent of members’ capital, net	8.5%	8.5%
Largest principal as percent of total assets	7.8%	8.9%

Smallest secured loan – principal	$12,138	$125,656
Smallest principal as percent of total principal	0.0%	0.2%
Smallest principal as percent of members’ capital, net	0.0%	0.2%
Smallest principal as percent of total assets	0.0%	0.2%

Number of California counties where security is located	16	17
Largest percentage of principal in one California county	22.8%	27.0%

Number of secured loans with filed notice of default	1	—
Secured loans in foreclosure – principal	$136,799	$—

Number of secured loans with prepaid interest	2	—
Prepaid interest	$14,308	$—

As of September 30, 2020, the company’s largest loan with principal of $6,735,000 is secured by an office building located in Santa Clara County, bears an interest rate of 8.25% and matures on October 1, 2021. As of September 30, 2020, the company had no construction loans outstanding, no rehabilitation loans outstanding, and no commitments to fund construction, rehabilitation or other loans.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2020 (unaudited)

Lien position

At funding, secured loans had the lien positions presented in the following table.

	September 30, 2020			December 31, 2019
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	49	$49,042,131	65%	42	$42,712,037	60%
Second trust deeds	30	26,906,932	35	35	27,948,247	40
Total principal, secured loans	79	75,949,063	100%	77	70,660,284	100%
Liens due other lenders at loan closing		54,469,432			54,062,023
Total debt		$130,418,495			$124,722,307

Appraised property value at loan closing		$246,468,000			$237,453,000

Percent of total debt to appraised values (LTV) at loan closing(2)		55.3%			55.3%

(2)

Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing nor does it include decreases or increases on senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table.

	September 30, 2020			December 31, 2019
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(3)	47	$31,553,693	42%	53	$32,361,343	46%
Multi-family	8	8,287,389	11	9	9,219,497	13
Commercial	24	36,107,981	47	15	29,079,444	41
Total principal, secured loans	79	$75,949,063	100%	77	$70,660,284	100%

(3)

Single family property type as of September 30, 2020 consists of 9 loans with principal of $7,000,987 that are owner occupied and 38 loans with principal of $24,552,706 that are non-owner occupied. At December 31, 2019, single family property type consisted of 11 loans with principal of $6,236,571 that are owner occupied and 42 loans with principal of $26,124,772 that are non-owner occupied.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2020 (unaudited)

Distribution of loans within California

The distribution of secured loans within California by counties is presented in the following table.

	September 30, 2020		December 31, 2019
	Principal	Percent	Principal	Percent
San Francisco Bay Area(4)
Santa Clara	$17,311,753	22.8%	$19,064,638	27.0%
San Francisco	7,588,142	10.0	7,735,173	10.9
San Mateo	7,778,922	10.2	10,837,195	15.3
Alameda	5,920,420	7.8	2,930,219	4.2
Contra Costa	1,096,271	1.5	400,000	0.6
Marin	1,247,001	1.6	249,628	0.4
Santa Cruz	—	—	264,515	0.4
	40,942,509	53.9	41,481,368	58.8

Other Northern California
Monterey	1,110,000	1.5	1,110,000	1.6
Tehama	405,000	0.5	405,000	0.6
Sacramento	127,498	0.2	492,216	0.6
Sutter	—	0.0	3,815,000	5.4
	1,642,498	2.2	5,822,216	8.2

Northern California Total	42,585,007	56.1	47,303,584	67.0

Los Angeles & Coastal
Los Angeles	15,874,054	20.9	12,531,312	17.7
San Diego	9,806,485	12.9	4,983,331	7.1
Orange	4,463,683	5.9	3,067,396	4.3
Santa Barbara	395,335	0.5	497,977	0.7
San Luis Obispo	428,463	0.6	—	—
	30,968,020	40.8	21,080,016	29.8

Other Southern California
San Bernardino	2,151,000	2.8	1,200,000	1.7
Riverside	245,036	0.3	1,076,684	1.5
	2,396,036	3.1	2,276,684	3.2

Southern California Total	33,364,056	43.9	23,356,700	33.0
Total principal, secured loans	$75,949,063	100.0%	$70,660,284	100.0%

(4)	Includes Silicon Valley

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2020 (unaudited)

Scheduled maturities

Secured loans scheduled to mature as of September 30, 2020 are presented in the following table.

	Loans	Principal	Percent
2020(5)	7	$6,318,188	8%
2021	43	53,377,031	69
2022	15	9,189,027	12
2023	4	1,317,172	2
2024	1	245,035	1
Thereafter	6	3,996,486	6
Total scheduled maturities	76	74,442,939	98
Matured as of September 30, 2020	3	1,506,124	2
Total principal, secured loans	79	$75,949,063	100%

(5)

Loans scheduled to mature in 2020 after September 30. Includes two loans for which the company entered into forbearance agreements with the borrowers in September 2020 which deferred the maturity dates until December 1, 2020. One loan with principal of approximately $1,200,000 which matured July 1, 2020, and one loan with a principal of approximately $137,000 which matured December 1, 2019.

Scheduled maturities are presented based on the most recent in-effect agreement with the borrower, including forbearance agreements. As a result, matured loans for the scheduled maturities table may differ from the same captions in the tables of delinquencies and payment in arears that are based on the notes and do not consider forbearance agreements.

It is the company’s experience that the timing of future cash receipts from secured loans will differ from scheduled maturities.  Loans may be repaid or renewed before, at or after the contractual maturity date.

For matured loans, the company may continue to accept payments while pursuing collection of principal or while negotiating an extension of the loan’s maturity date.

Delinquency/Non-performing loans

Secured loans summarized by payment-delinquency status are presented in the following table.

	September 30, 2020		December 31, 2019
	Loans	Principal	Loans	Principal
Current	68	$66,584,777	65	$62,174,140
Past Due
30-89 days	4	1,928,042	8	3,952,306
90-179 days	3	3,739,684	2	3,520,112
180 or more days	4	3,696,560	2	1,013,726
Total past due (non-performing)	11	9,364,286	12	8,486,144
Total principal, secured loans	79	$75,949,063	77	$70,660,284

The company entered into two forbearance agreements during the nine months ended September 30, 2020. The first, in September 2020 for a loan with principal of approximately $137,000, which is collateralized by a single family residence in Alameda County and matured on December 1, 2019. The company entered into a forbearance agreement with the borrower in September 2020 whereby the borrower agreed to pay all past due interest, resume monthly payments of interest and the company agreed to forgo collection of default interest and defer the maturity date until December 31, 2020.  The loan was designated impaired and in non-accrual status at September 30, 2020.

The second, in September 2020, for a loan with principal of $1,200,000, which is collateralized by a commercial property in San Bernardino County and matured on July 1, 2020.  The company entered into a forbearance agreement with the borrower which defers the maturity date until December 1, 2020. The loan was designated impaired and in non-accrual status at September 30, 2020.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2020 (unaudited)

At September 30, 2020, the company had one workout agreement with a borrower. The loan, with principal of $190,198 matured on June 1, 2016, and the company entered into a workout agreement in September 2016, whereby the borrower agreed to resume monthly payments to the company. This agreement extended the maturity date through October 1, 2021.

At December 31, 2019, there were two loan modifications/forbearance agreements in effect. Updates as of September 30, 2020 are as follows:

-

One loan with principal of approximately $760,000, was 549 days past maturity and was designated impaired and in non-accrual status at September 30, 2020. The company entered into a forbearance agreement with the borrower in August 2019 whereby the borrower agreed to resume monthly payments and the company agreed to forbear collection activity until April 1, 2020. The agreement lapsed in April 2020 and the company is engaged in ongoing negotiations with the borrower who is pursuing a refinance with another lender.

-

One loan with principal of approximately $3,306,000 was designated impaired at December 31, 2019, with a forbearance agreement in place. In July 2020, the borrower made two payments totaling approximately $283,000 which brought the loan current. In consideration of the payments made, the company and the borrower entered into an agreement on July 30, 2020 which extended the maturity date to November 1, 2020. On October 30, 2020, the borrower paid the loan off in full.

Payments in arrears for non-performing secured loans (i.e., monthly interest and principal payments past due 30 or more days) as of September 30, 2020 and December 31, 2019, are presented in the following tables.

	Loans		Principal		Interest(6)
At September 30, 2020	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Payments in arrears
30-89 days (1-3 payments)	2	2	$746,363	$369	$—	$15,130	$761,862
90-179 days (4-6 payments)	—	3	—	869	—	115,985	116,854
180 or more days (more than 6 payments)	3	1	2,096,560	—	99,617	67,392	2,263,569
Total past due(7)	5	6	$2,842,923	$1,238	$99,617	$198,507	$3,142,285

(6)

Interest includes foregone interest of approximately $38,000 on non-accrual loans past maturity and approximately $5,000 for monthly payments in arrears. September 2020 interest is due October 1, 2020 and is not included in the payments in arrears at September 30, 2020.

(7)

Included in the table above is one loan past maturity with principal of approximately $369,000 and an original maturity date of September 1, 2020.  In October 2020,  the borrower paid all amounts in arrears, other than principal, and the maturity date was extended by one year to September 1, 2021.

	Loans		Principal		Interest(8)
At December 31, 2019	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Payments in arrears
30-89 days (1-2 payments)	2	6	$311,294	$1,671	$1,198	$29,396	$343,559
90-179 days (3-5 payments)	—	2	—	8,175	—	109,125	117,300
180 or more days (6 or more payments)	1	1	764,097	903	15,760	13,834	794,594
Total payments in arrears	3	9	$1,075,391	$10,749	$16,958	$152,355	$1,255,453
(8)

Interest includes foregone interest of $1,976 on non-accrual loans for monthly payments in arrears 180 or more days (6 or more payments). December 2019 interest is due January 1, 2020 and is not included in the payments in arrears at December 31, 2019.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2020 (unaudited)

Delinquency/Loans in non-accrual status

Secured loans in non-accrual status are summarized in the following table.

	September 30, 2020	December 31, 2019
Number of loans	4	3
Principal	$2,286,758	$1,204,495
Advances	14,271	10,677
Accrued interest	121,571	37,799
Total recorded investment	$2,422,600	$1,252,971
Foregone interest	$46,806	$3,952

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

At September 30, 2020, three loans with aggregate principal of approximately $5,149,000 and aggregate accrued interest of approximately $207,000 were 90 or more days delinquent and not in non-accrual status. At December 31, 2019 one loan with principal of approximately $3,329,000 and accrued interest of approximately $132,000 was 90 or more days delinquent as to principal or interest and was not in non-accrual status.

One loan with principal of approximately $137,000, matured on December 1, 2019, was 305 days delinquent at September 30, 2020. The loan was designated impaired in December 2019, and non-accrual in January 2020. A notice of default was filed in May 2020.

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

For the nine months ended September 30, 2020, RMI IX recorded an insignificant recovery for loan losses. There were no provision or allowance for loan losses recorded during the nine months ended September 30, 2019.

Activity in the allowance for loan losses for the nine months ended September 30, 2020 is presented in the following table.

2020
Balance, January 1	$87,000
Recovery for loan losses	(75)
Charge-offs	(31,925)
Balance September 30	$55,000

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2020 (unaudited)

Loans designated impaired and any associated allowance for loan losses is presented in the following table.

	September 30, 2020	December 31, 2019
Number of loans	6	4

Principal	$5,836,245	$4,533,838
Recorded investment(9)	6,081,615	4,719,705
Impaired loans without allowance	6,081,615	4,451,368
Impaired loans with allowance	—	268,337
Allowance for loan losses, impaired loans	—	37,000

Weighted average LTV at origination	59.6%	66.0%
(9)	Recorded investment is the sum of the principal, advances, and accrued interest receivable for financial reporting purposes.

Loans designated impaired had an average recorded investment, interest income recognized and interest income received in cash for the nine months ended September 30, 2020 and the year ended December 31, 2019 as presented in the following table.

	September 30, 2020	December 31, 2019
Average recorded investment	$5,208,273	$4,334,931
Interest income recognized	393,443	169,585
Interest income received in cash	219,355	67,990

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

September 30, 2020 (unaudited)

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

NOTE 5 – LINE OF CREDIT

Activity involving the line of credit during the three months ended September 30, 2020 and since inception in April 2020 is presented in the following table.

	Three months ended	Since Inception
Balance, beginning of period	$8,200,000	$—
Draws	6,050,000	19,250,000
Repayments	(4,250,000)	(9,250,000)
Balance, September 30, 2020	$10,000,000	$10,000,000
Line of credit - average daily balance	$8,524,000	$6,236,000

Debt issuance costs of $109,526 are being amortized over the two-year term of the loan agreement. Amortized debt issuance costs totaled $13,702 for the three months ended and $27,320 for the nine months ended September 30, 2020 and are recorded as interest expense.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2020 (unaudited)

Interest on the outstanding principal is payable monthly and accrues at the per annum rate of the greater of (i) five percent (5%) or (ii) the sum of the one-month LIBOR rate plus three and one-quarter percent (3.25%). If the company does not maintain the required compensating balance with a minimum daily average of $1.0 million for any day during the calendar quarter, the interest rate automatically increases by one-quarter of one percent (0.25%) above that rate which would otherwise be applicable for the next calendar quarter retroactive to the beginning of the calendar quarter in which the compensating balance is not maintained.  Commencing with the quarter ended September 30, 2020, for each calendar quarter during which the aggregate average daily principal is less than fifty percent (50%) of the maximum principal of $10 million, there is a quarterly unused line fee equal to one-half of one percent (0.50%) per annum of the average daily difference between the principal outstanding and fifty percent (50%) of the maximum principal of $10 million ($5,000,000).

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

Principal of pledged loans was approximately $17,017,000 at September 30, 2020 with a maximum allowed advance thereon of approximately $10,000,000, subject to the borrowing base calculation.

NOTE 6 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

Commitments

At September 30, 2020, scheduled future redemptions of members' capital was $1,156,763, of which $1,003,686 is scheduled for payment in 2020 and $153,077 is scheduled for payment in 2021.

The company has contractual obligations to RMC per the Operating Agreement. See Note 3 (Manager and Other Related Parties) for a more detailed discussion on the company’s contractual obligations to RMC.

Legal proceedings

In the normal course of its business, the company may become involved in legal proceedings (such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc.) to collect the debt owed under the promissory notes, to enforce the provisions of the deeds of trust, to protect its interest in the real property subject to the deeds of trust and to resolve disputes with borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the net income or balance sheet of the company. As of September 30, 2020, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

NOTE 7 – SUBSEQUENT EVENTS

Promissory note payable to related party (RMI VIII)

On October 19, 2020, RMI IX borrowed from RMI VIII $800,000 secured by the net cash flow payable on five mortgage loans totaling approximately $7,535,000,000 each of which were designated by RMI IX as held for sale and expected to be sold to a third party purchaser prior to November 30, 2020.  Interest on the loan accrued at a rate equal to RMI VIII’s pro rata share of the weighted average interest payable on the held for sale loans through a term ending on the earlier of: (i) the closing of the purchase of the held for sale loans; and (ii) November 30, 2020. The promissory note payable to RMI VIII was secured by all proceeds payable to RMI IX upon the sale or repayment of the loans net of any amounts outstanding by RMI IX on its line of credit secured by the loans. On October 30, 2020, RMI IX repaid in full the promissory note amount of $800,000 and $1,831 in interest to RMI VIII. Under the terms of the note, RMI IX is also obligated to pay RMI VIII a pro rata share of premium realized (i.e., gain on sale net of costs) upon the sale of the held for sale loans if the sale transaction closes following repayment of the promissory note to RMI VIII.

The manager evaluated subsequent events that have occurred after September 30, 2020 and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the unaudited financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (or SEC). The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operations results to be expected for the full year.

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

See Note 1 (Organization and General) to the financial statements included in Part I, Item 1 of this report for additional detail on the organization and operations of RMI IX which detail is incorporated by this reference into this Item 2.

See Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report for a detailed presentation of the company’s activities for which related parties are compensated and for other related party transactions, which presentation is incorporated by this reference into this Item 2.

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

Results of Operations

COVID-19

The following discussion describes our results of operations for the three and nine months ended September 30, 2020. While the COVID-19 outbreak did not have a material adverse effect on our reported results for the nine months ended September 30, 2020, we are actively monitoring the impact of COVID-19, which may negatively impact our business and results of operations for subsequent periods.

In March 2020, the World Health Organization declared COVID-19 a pandemic. The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption including in the United States and both Northern and Southern California where the company's lending operations are located. In response to the COVID-19 outbreak, federal, state and local governments as well as the business community have implemented voluntary and increasingly mandatory policies and restrictions that have substantially limited the operation of non-essential businesses and the activities of individuals. These restrictions and protocols have resulted in increases in unemployment rates, disruptions to businesses, increased volatility in the financial markets and overall economic uncertainty at the state, local and national levels. Despite the improvement in the economy in recent months, economic activity remains far below its pre-pandemic level and unemployment remains elevated.

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

On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security (CARES) Act” was signed into law. The manager continues to examine the impact that the CARES Act may have on the company’s business. Although the manager does not expect the CARES Act to have a direct impact on the company, it may have an indirect impact on the company’s borrowers and its manager. At the time of issuance of these financial statements, the manager is unable to estimate the impact that the CARES Act will have on the company’s financial condition, results of operations, or liquidity for the remainder of 2020.

The manager has received from borrowers inquiries as to short-term loan payment relief, most in the form of requests for deferral of payments or requests for further discussion of COVID-19 related relief. The manager evaluates each loan payment relief request on an individual basis considering a number of factors. Not all of the requests made will result in agreements and the manager is not considering the waiver or modification of any of our contractual rights under our loan agreements other than extensions of the maturity date of the loan. For one borrower, the maturity date was extended by five months to December 1, 2020, and one request remains pending with discussion ongoing as of November 16, 2020.

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

Key Performance Indicators

Key performance indicators for the nine months ended September 30, 2020 and 2019 are presented in the following table.

	2020	2019
Secured loans held for investment - principal at end of period	$75,949,063	$73,632,874
Secured loans held for sale - principal at end of period	7,534,512	—
Total secured loans - principal at end of period	$83,483,575	$73,632,874
Total secured loans – average daily principal balance	$73,534,000	$65,317,000

Interest income	$4,796,705	$4,405,007
Portfolio interest rate(1)	8.7%	8.8%
Effective yield rate(2)	8.7%	9.0%

Line of credit - end of period balance	$10,000,000	$—
Line of credit - average daily balance for the period beginning April 1(3)	$6,236,000	$—

Interest expense	$169,362	$—
Interest rate - line of credit for the period beginning April 1(3)	5.0%	—

Recovery of loan losses	$(75)	$—

Total operations expense(8)	$1,075,743	$710,610

Net Income(8)	$3,571,717	$3,760,019
Percent of average members’ capital(4)(5)	5.8%	6.1%

Member Distributions, net	$3,354,984	$3,375,675
Percent of average members’ capital(4)(6)	5.5%	5.5%

Members’ capital, gross – end of period balance	$81,373,590	$81,759,674
Members’ capital, gross – average daily balance	$81,927,000	$81,149,000

Member Redemptions(7)	$2,053,475	$2,676,906
(1)	Stated note interest rate, weighted daily average (annualized).
(2)	Percent of secured loans – average daily balance (annualized).
(3)

Beginning April 2020, RMI IX borrowed on a bank line of credit which was in effect beginning March 2020.  See Note 5 (Line of Credit) to the financial statements included in this report for a presentation of the activity and discussion of the terms and condition of the agreement.

(4)	Percent of members’ capital, gross – average daily balance (annualized).
(5)	Percent based on the net income available to members (excluding 1% allocated to manager).
(6)	Members Distributions is net of O&O expenses allocated to members’ accounts during the year.
(7)

Scheduled member redemptions as of September 30, 2020 were $1,156,763 all of which is scheduled for payment in 2020 and 2021. Scheduled member redemptions as of September 30, 2019 were $ 578,981, all of which was paid in 2019.

(8)

RMC, at its sole discretion, has provided significant financial support to the company which increased the net income, cash available for distribution, and the net-distribution rate.  See Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report for a detailed discussion on the fees and cost reimbursements waived and the company’s costs absorbed by the manager.

Key performance indicators for the three months ended September 30, 2020 and 2019 are presented in the following table.

	2020	2019
Secured loans held for investment - principal at end of period	$75,949,063	$73,632,874
Secured loans held for sale - principal at end of period	7,534,512	—
Total secured loans - principal at end of period	$83,483,575	$73,632,874
Total secured loans – average daily principal balance	$80,904,000	$64,968,000

Interest income	$1,857,029	$1,526,142
Portfolio interest rate(1)	8.6%	8.9%
Effective yield rate(2)	9.2%	9.4%

Line of credit - end of period balance	$10,000,000	$—
Line of credit - average daily balance(3)	$8,524,000	$—

Interest expense	$122,618	$—
Interest rate - line of credit(3)	5.0%	—

Recovery of loan losses	$—	$—

Total operations expense(8)	$415,338	$338,408

Net income(8)	$1,326,113	$1,226,729
Percent of average members’ capital(4)(5)	6.4%	5.9%

Member distributions, net	$1,108,339	$1,147,807
Percent of average members’ capital(4)(6)	5.4%	5.6%

Members’ capital, gross – end of period balance	$81,373,590	$81,759,674
Members’ capital, gross – average daily balance	$81,881,000	$82,080,000

Member redemptions(7)	$866,786	$760,856

(1)	Stated note interest rate, weighted daily average (annualized).
(2)	Percent of secured loans – average daily balance (annualized).
(3)

Beginning April 2020, RMI IX borrowed on a bank line of credit which was in effect beginning March 2020.  See Note 5 (Line of Credit) to the financial statements included in this report for a presentation of the activity and discussion of the terms and condition of the agreement.

(4)	Percent of members’ capital, gross – average daily balance (annualized).
(5)	Percent based on the net income available to members (excluding 1% allocated to manager).
(6)	Members Distributions is net of O&O expenses allocated to members’ accounts during the year.
(7)

Scheduled member redemptions as of September 30, 2020 were $1,156,763 all of which is scheduled for payment in 2020 and 2021. Scheduled member redemptions as of September 30, 2019 were $ 578,981, all of which was paid in 2019.

(8)

RMC, at its sole discretion, has provided significant financial support to the company which increased the net income, cash available for distribution, and the net-distribution rate.  See Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report for a detailed discussion on the fees and cost reimbursements waived and the company’s costs absorbed by the manager.

Total secured loans

The total secured loans principal at September 30, 2020 of $83,483,575 was an increase of approximately 13.4% ($9.851 million) over the September 30, 2019 total secured loans principal of $73,632,874. The total secured loans principal – average daily balance for the nine months ended September 30, 2020 of $73,534,000 was an increase of approximately 12.6% ($8.217 million) over total secured loans principal – average daily balance of $65,317,000 for the nine months ended September 30, 2019.  The total secured loans principal – average daily balance for the three months ended September 30, 2020 was $80,904,000, an increase of 24.5% ($15.936 million) over the $64,968,000 for the three months ended September 30, 2019.  The increase was primarily due to RMC’s ability to fully invest the company’s capital available to lend, including the borrowings on the line of credit.  The borrowings on the line of credit since April 2020 that were $10 million at September 30, 2020, had an average daily balance of approximately $8,524,000 for the three months ended September 30, 2020.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., safety margins to outstanding debt) as indicated by the overall conservative weighted average loan-to-value ratio (LTV) which at September 30, 2020 was approximately 55.3%. Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 44.7% in the property, and we as a lender have lent in the aggregate 55.3% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

Total secured loans, principal by LTV and lien position as of September 30, 2020 are presented in the following table. The LTV’s shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Total secured loans, principal
LTV	First trust deeds	Percent(1)	Second trust deeds	Percent(1)	Total loans	Percent(1)
<40%	$12,422,156	14.9%	$2,493,447	3.0%	$14,915,603	17.9%
40-49%	2,167,198	2.6	1,048,302	1.3	3,215,500	3.9
50-59%	20,950,616	25.1	2,934,894	3.5	23,885,510	28.6
60-69%	18,940,977	22.7	18,590,076	22.2	37,531,053	44.9
Subtotal <70%	54,480,947	65.3	25,066,719	30.0	79,547,666	95.3

70-79%	2,095,697	2.5	1,840,212	2.2	3,935,909	4.7
Subtotal <80%	56,576,644	67.8	26,906,931	32.2	83,483,575	100.0

>80%	—	0.0	—	0.0	—	0.0

Total	$56,576,644	67.8%	$26,906,931	32.2%	$83,483,575	100.0%

Non-performing secured loans, principal by LTV and lien position as of September 30, 2020 are presented in the following table. The LTV’s shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Non-performing secured loans, principal
LTV	First trust deeds	Percent(1)	Second trust deeds	Percent(1)	Total	Percent(1)
<40%	$1,736,799	2.1%	$—	0.0%	$1,736,799	2.1%
40-49%	190,198	0.2	—	0.0	190,198	0.2
50-59%	2,709,247	3.2	191,680	0.2	2,900,927	3.4
60-69%	3,336,362	4.0	1,200,000	1.4	4,536,362	5.4
Subtotal <70%	7,972,606	9.5	1,391,680	1.6	9,364,286	11.1

70-79%	—	0.0	—	0.0	-	0.0
Subtotal <80%	7,972,606	9.5	1,391,680	1.6	9,364,286	11.1

>80%	—	0.0	—	0.0	—	0.0

Total	$7,972,606	9.5%	$1,391,680	1.6%	$9,364,286	11.1%

Non-performing secured loans past maturity, principal by LTV and lien position as of September 30, 2020 are presented in the following table. The LTV’s shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Non-performing loans, principal past maturity
LTV	First trust deeds	Percent(1)	Second trust deeds	Percent(1)	Total	Percent(1)
<40%	$136,799	0.2%	$—	0.0%	$136,799	0.2%
40-49%	—	0.0	—	0.0	—	0.0
50-59%	759,761	0.9	—	0.0	759,761	0.9
60-69%	746,363	0.9	1,200,000	1.4	1,946,363	2.3
Subtotal <70%	1,642,923	2.0	1,200,000	1.4	2,842,923	3.4

70-79%	—	0.0	—	0.0	—	0.0
Subtotal <80%	1,642,923	2.0	1,200,000	1.4	2,842,923	3.4

>80%	—	0.0	—	0.0	—	0.0

Total	$1,642,923	2.0%	$1,200,000	1.4%	$2,842,923	3.4%

1)	Percent of total secured loans principal, end of period balance.

Payments in arrears for non-performing secured loans, (i.e., principal and interest payments past due 30 or more days) totaled approximately $3,142,000, of which approximately $2,844,000 was principal and approximately $298,000 was accrued interest.

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations on the secured loan portfolio, including loan characteristics, scheduled maturities, delinquency and payments in arrears, loans in non-accrual status and the allowance for loan losses, which presentations are incorporated by this reference into this Item 2.

Performance overview/net income 2020 v. 2019

Net income available to members as a percent of members’ capital, gross – average daily balance (annualized) was 5.8% and 6.1% for the nine months ended September 30, 2020 and 2019, respectively. Net income decreased approximately $188,000 for the nine months ended September 30, 2020 as compared to the same period in 2019.

Net interest income increased approximately $222,000 in line with the increase in the average daily balance of total secured loans, offset in part by the interest expense on the borrowings on the line of credit. In the nine months ended September 30, 2020, revenue from late fees approximated $20,000, a decrease of approximately $25,000 compared to the nine months ended September 30, 2019.  In the nine months ended September 30, 2020, there were no loan sales; in the same period in 2019 the gain on sale of loans approximated $21,000.

Operations expense increased approximately $365,000 resulting from:

-

an increase in asset management fees year over year of approximately $247,000 (In June 2019, RMC began collecting from RMI IX the asset management fee of three quarters of one percent (0.75%) annually) and

-

an increase in professional services and costs from RMC totaling approximately $119,000 (In the third quarter of 2020, RMC began collecting, in part, the reimbursement of costs attributable to RMI IX, and in both 2020 and 2019 RMC implemented methods with the cooperation of the providers of professional services to invoice the RMC-managed mortgage funds directly, or at least to segregate by fund the charges in the invoices for professional-services).

See “Analysis and discussion of income from operations 2020 v. 2019 (nine months ended)” below for additional detail.

Members’ capital decreased approximately $382,000 for the nine months ended September 30, 2020 as O&O expense allocated to members totaled approximately $240,000 and members’ redemptions exceeded the purchase of DRIP units by approximately $323,000.  These reductions were partially offset by net income exceeding distributions by approximately $181,000 during the nine months ended September 30, 2020.

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

Analysis and discussion of income from operations 2020 v. 2019 (nine months ended)

Significant changes to revenue and expenses during the nine months ended September 30, 2020 and 2019 are summarized in the following table.

	Net interest Income	Recovery of Loan Losses	Operations Expense	Net Income
For the nine months ended
September 30, 2020	$4,627,343	(75)	1,075,743	$3,571,717
September 30, 2019	4,405,007	—	710,610	3,760,019
Change	$222,336	(75)	365,133	$(188,302)

Change
Increase total secured loans principal - average daily balance	$561,001	—	12,821	$548,180
Effective yield rate	(169,303)	—	—	(169,303)
Increase members' capital - average daily balance	—	—	103,836	(103,836)
Interest on line of credit	(142,042)	—	—	(142,042)
Amortization of debt issuance costs	(27,320)	—	—	(27,320)
Late fees	—	—	—	(24,747)
Gain on sale, loans	—	—	—	(20,833)
Information technology for members' capital accounts invoiced directly	—	—	(50,453)	50,453
Tax compliance costs for members' capital accounts invoiced directly	—	—	19,801	(19,801)
RMC fees/costs reimbursements waived	—	—	352,121	(352,121)
Timing of services rendered	—	—	(35,592)	35,592
Other	—	(75)	(37,401)	37,476
Change	$222,336	(75)	365,133	$(188,302)

The table above displays only significant changes to net income for the period, and is not intended to cross-foot.

See Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report for a detailed discussion on fees waived and costs absorbed by the manager.

Net interest income

Net interest income increased approximately $222,000 for the nine months ended September 30, 2020 compared to the same period in 2019. The increase in interest income of approximately $392,000 for the nine months ended September 30, 2020 was offset in part by increased interest expense of approximately $169,000 compared to the same period in 2019 due to draws made on the line of credit during the nine months ended September 30, 2020.

Foregone interest on non-accrual loans at September 30, 2020 was $46,806, an increase of approximately $43,000 in the nine months then ended.  Foregone interest at September 30, 2019 was $0, a decrease of approximately $33,000 in the nine months then ended.

Provision/allowance for loan losses

Generally, the company has not recorded a provision/allowance for loan losses as the secured loans have protective equity such that collection is deemed probable for all recorded amounts due on the loan.

Operations expense

Significant changes to operations expense during the nine months ended September 30, 2020 and 2019, are summarized in the following table.

	Mortgage Servicing Fees	Asset Management Fees, net	Costs From RMC, net	Professional Services, net	Other	Total
For the nine months ended
September 30, 2020	$134,831	405,963	72,181	452,090	10,678	$1,075,743
September 30, 2019	122,010	158,916	—	404,927	24,757	710,610
Change	$12,821	247,047	72,181	47,163	(14,079)	$365,133

Change
Increase total secured loans principal - average daily balance	$12,821	—	—	—	—	$12,821
Increase members' capital - average daily balance	—	48,402	55,434	—	—	103,836
RMC fees/costs reimbursements waived	—	198,645	153,476	—	—	352,121
Information technology for members' capital accounts invoiced directly	—	—	(61,677)	11,224	—	(50,453)
Tax compliance costs for members' capital accounts invoiced directly	—	—	—	19,801	—	19,801
Timing of services rendered	—	—	—	(35,592)	—	(35,592)
Other	—	—	(75,052)	51,730	(14,079)	(37,401)
Change	$12,821	247,047	72,181	47,163	(14,079)	$365,133

Mortgage Servicing fees

The increase in mortgage servicing fees for the nine months ended September 30, 2020 over the same period in 2019 of $12,821 was due to the increase in the average daily total secured loans portfolio of approximately $8.2 million at the annual rate of 0.25%.

Asset management fee

For periods commencing June 1, 2019, RMI IX began paying RMC the asset management fee.

The increase in asset management fees chargeable is due to an increase in the members capital – end of period balance at December 31, 2019 compared to December 31, 2018. (See Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report). The current year asset management fee is determined annually based on prior year end balances and is computed by subtracting from the then fair value of the company’s loans plus working capital reserves, an amount equal to the outstanding debt.

Costs from RMC, net

In the third quarter of 2020, RMI IX began reimbursing RMC, in part, for the cost of services attributable to RMI IX. RMC, at its sole discretion, had elected to waive the reimbursement during the nine months ended September 30, 2019.

Professional Services

Professional services consist primarily of information technology, legal, audit and tax compliance (including tax advice, and return preparation), and consulting expenses.

The increase in professional services of $47,163 for the nine months ended September 30, 2020 over the same period in 2019 was due primarily to:

•

The recorded expense for fees paid to an independent service bureau for information technology related to record keeping and reporting for accounts of individual investors was approximately $69,000 and $57,000 for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $12,000.

•	Audit fees decreased approximately $30,000 in the nine months ended September 30, 2020 as compared to the same period in 2019, due to the timing of when services were rendered.
•	Tax compliance and advisory expenses increased by approximately $20,000 due to the true up accrual during the second quarter of 2020 for expenses relating to the preparation of members’ K1 tax forms.

•

Consulting/contractor fees increased approximately $40,000 due in part to outside contractors being engaged to perform services previously performed by employees of the manager. The increase is offset in part by a reduction in operating expense incurred by the manager due in part to a decrease in employee expense for which reimbursement could have been requested (Costs from RMC).

Analysis and discussion of income from operations 2020 v. 2019 (three months ended)

Significant changes to revenue and expenses during the three months ended September 30, 2020 and 2019 are summarized in the following table.

	Net interest Income	Recovery For Loan Losses	Operations Expense	Net Income
For the three months ended
September 30, 2020	$1,734,411	—	415,338	$1,326,113
September 30, 2019	1,526,142	—	338,408	1,226,729
Change	$208,269	—	76,930	$99,384

Change
Increase total secured loans principal - average daily balance	$374,346	—	8,050	$366,296
Effective yield rate	(43,459)	—	—	(43,459)
Increase members' capital - average daily balance	—	—	39,134	(39,134)
Interest on line of credit	(108,916)	—	—	(108,916)
Amortization of debt issuance costs	(13,702)	—	—	(13,702)
Late fees	—	—	—	(11,122)
Gain on sale, loans	—	—	—	(20,833)
RMC fees/costs reimbursements waived	—	—	78,188	(78,188)
Information technology for members' capital accounts invoiced directly	—	—	(35,000)	35,000
Timing of services rendered	—	—	(10,000)	10,000
Other	—	—	(3,442)	3,442
Change	$208,269	—	76,930	$99,384

The table above displays only significant changes to net income for the period, and is not intended to cross-foot.

Net interest income

Net interest income increased approximately $208,000 for the three months ended September 30, 2020 compared to the same period in 2019, in line with the increase in the average daily balance of total secured loans of approximately $15.9 million, offset in part by the interest expense on the borrowings in 2020 on the line of credit with an average daily balance of approximately $8.5 million.

Foregone interest on non-accrual loans at September 30, 2020 was $46,806, a decrease of approximately $98,000 in the three months then ended.  Foregone interest at September 30, 2019 was $0, a decrease of approximately $40,000 in the three months then ended.

Provision/allowance for loan losses

Generally, the company has not recorded a provision/allowance for loan losses as the secured loans have protective equity such that collection is deemed probable for all recorded amounts due on the loan.

Operations expense

Significant changes to operations expense during the three months ended September 30, 2020 and 2019, are summarized in the following table.

	Mortgage Servicing Fees	Asset Management Fees, net	Costs From RMC, net	Professional Services, net	Other	Total
For the three months ended
September 30, 2020	$48,500	135,321	72,181	156,005	3,331	$415,338
September 30, 2019	40,450	119,187	—	178,752	19	338,408
Change	$8,050	16,134	72,181	(22,747)	3,312	$76,930

Change
Increase total secured loans principal - average daily balance	$8,050	—	—	—	—	$8,050
Increase members' capital - average daily balance	—	16,134	23,000	—	—	39,134
RMC fees/costs reimbursements waived	—	—	78,188	—	—	78,188
Information technology for members' capital accounts invoiced directly	—	—	—	(35,000)	—	(35,000)
Timing of services rendered	—	—	—	(10,000)	—	(10,000)
Other	—	—	(29,007)	22,253	3,312	(3,442)
Change	$8,050	16,134	72,181	(22,747)	3,312	$76,930

Mortgage Servicing fees

The increase in mortgage servicing fees for the three months ended September 30, 2020 over the same period in 2019 of $8,050 was due to the increase in the average daily total secured loans portfolio of $15.9 million, at the annual rate of 0.25%.

Asset management fee

The increase in asset management fees chargeable is due to an increase in the members capital – end of period balance at December 31, 2019 compared to December 31, 2018 (see Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report). The current year asset management fee is determined annually based on prior year end balances and is computed by subtracting from the then fair value of the company’s loans plus working capital reserves, an amount equal to the outstanding debt.

Costs from RMC, net

In the third quarter of 2020, RMI IX began reimbursing RMC, in part, for the cost of services attributable to RMI IX. RMC, at its sole discretion, had elected to waive the reimbursement during the three months ended September 30, 2019.

Professional Services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The decrease in professional services of $22,747 for the three months ended September 30, 2020 over the same period in 2019 was due primarily to:

•

The recorded expense for fees paid to an independent service bureau for information technology related to record keeping and reporting for accounts of individual investors was approximately $22,000 and $57,000 for the three months ended September 30, 2020 and 2019, respectively.  The decrease of approximately $35,000 is due primarily to a change beginning in September 2019, and implemented retroactive to January 2019, whereby applicable service bureau fees were invoiced directly to RMI IX.  In prior periods service bureau fees were invoiced to RMC and were allocated to the related mortgage funds as Costs from RMC.

•	Audit fees decreased approximately $10,000 in the three months ended September 30, 2020 as compared to the same period in 2019, due to the timing of when services were rendered.
•

Consulting/contractor fees increased approximately $20,000 due in part to outside contractors being engaged to perform services previously performed by employees of the manager. The increase is offset in part by a reduction in operating expense incurred by the manager due in part to a decrease in employee expense for which reimbursement could have been requested (Costs from RMC).

Members' capital, cash flows and liquidity

Cash flows by business activity for the nine months ended September 30, 2020 and 2019 are presented in the following table.

	2020	2019
Members’ capital
Earnings distributed to members, net of DRIP	$(1,624,375)	$(1,566,680)
Redemptions, net	(2,025,944)	(2,609,211)
Contributions by new members	—	2,682,154
Organization and offering expenses (paid) received, net	42,184	(105,410)
Formation loan, net	—	(186,656)
Cash – members’ capital, net	(3,608,135)	(1,785,803)

Borrowings
Line of credit advances, net	10,000,000	—
Interest paid	(101,445)	—
Debt issuance costs paid	(109,526)	—
Cash – borrowings, net	9,789,029	—
Cash - members' capital and borrowings, net	6,180,894	(1,785,803)

Loan principal/advances/interest
Principal collected	25,301,168	36,646,053
Loans sold to non-affiliate, net	480,000	4,994,818
Interest received, net	4,658,819	4,307,297
Late fees	20,042	45,289
Loans funded & advances, net	(36,331,484)	(53,072,582)
Loan acquired from related mortgage fund	(2,296,677)	—
Promissory note funded to related party	(850,000)	—
Cash – loans, net	(9,018,132)	(7,079,125)

Operations expense	(1,011,549)	(635,059)

Net change in cash	$(3,848,787)	$(9,499,987)
Cash, end of period	$601,742	$1,174,966

Redemptions of members capital

Redemptions of members’ capital for the three and nine months ended September 30, 2020 and 2019 are presented in the following table.

	Three months ended		Nine months ended
Redemptions	2020	2019	2020	2019
Without penalty	$747,009	$445,485	$1,509,603	$1,187,961
With penalty	119,777	315,371	543,872	1,488,945
Total	$866,786	$760,856	$2,053,475	$2,676,906

Early withdrawal penalties	$5,598	$6,611	$27,531	$67,695

At September 30, 2020, scheduled redemptions of members' capital equaled $1,156,763, of which $1,003,686 is scheduled for payment in 2020 and $153,077 is scheduled for payment in 2021.

Borrowings

Since the first borrowing in April 2020 the line of credit has had an average daily balance of approximately $6,236,000. The September 30, 2020 ending balance was $10,000,000.

See Note 5 (Line of Credit) to the financial statements included in Part I, Item 1 of this report for a detailed presentation of the activity and discussion on the terms and provisions of the agreement, which presentation is incorporated by this reference into this Item 2.

Contractual obligations and commitments

At September 30, 2020, the company had no construction or rehabilitation loans outstanding and had no loan commitments pending.

At September 30, 2020, the company had no off-balance sheet arrangements as such arrangements are not permitted by the Operating Agreement.

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

In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes or protect or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance. As of September 30, 2020, the company was not involved in any legal proceedings other than those that would be considered part of the normal course of business.

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

As of September 30, 2020, the gross proceeds from sales of units to our members under our DRIP pursuant to the May 9, 2019 Form S-3 Registration Statement (after May 9, 2019) was approximately $3,345,000.

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

ITEM 3.	Defaults Upon Senior Securities

Not Applicable.

ITEM 4.	Mine Safety Disclosures

Not Applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit No.	Description of Exhibits

10.1	Business Loan Agreement; Promissory Note dated March 13, 2020; Pledge and Security Agreement

10.2	Promissory Note; Pledge and Security Agreement dated September 30, 2020

10.3	Promissory Note; Pledge and Security Agreement dated October 14, 2020

31.1	Certification of Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: November 16, 2020	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer)