Form 10-K
period 2020-12-31
Redwood Mortgage Investors IX
filed 2021-03-31
CIK 1448038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐    YES  ☒    NO

The registrant’s units of limited liability company interests are not publicly traded and therefore have no market value. The registrant is conducting an ongoing offering of its units pursuant to a Registration Statement on Form S-3 (File No. 333-231333), which are being sold at $1.00 per unit. The registrant had 81,133,761 limited liability company interests outstanding as of February 28, 2021.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Index to Form 10-K

December 31, 2020

i

Forward-Looking Statements

Certain statements in this Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding the company’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods or by use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” “possible” or similar terms or variations on those terms or the negative of those terms. Forward-looking statements include statements regarding trends in the California real estate market; future interest rates and economic conditions and their effect on the company and its assets; estimates as to the allowance for loan losses; forecasts of future sales and redemptions of units, forecasts of future funding of loans; loan payoffs and the possibility of future loan sales (and the gain thereon, net of expenses) to third parties, if any; forecasts of future financial support by the manager including the eventual elimination of financial support; future fluctuations in the net distribution rate; and beliefs relating to how the company will be affected by current economic conditions and trends in the financial and credit markets. Actual results may be materially different from what is projected by such forward-looking statements, you should not place undue reliance on forward looking statements.

Factors that might cause such a difference include, but are not limited to, the following:

•	changes in economic conditions, interest rates and/or California real estate markets;
•	the impact of competition on pricing for mortgage loans;
•	the manager’s capability to arrange loans that fit our investment criteria;
•	the credit risks to which we are exposed;
•	increases in payment delinquencies and/or defaults on our mortgage loans;
•	the timing and dollar amount of the decreasing financial support from the manager and the corresponding impact on the net income, cash available for distributions and net distribution rate to members;
•	changes in government regulation and legislative actions affecting our business; and

•

the COVID-19 pandemic and social and governmental responses to the pandemic have caused, and are likely to continue to cause, severe economic, market and other disruptions worldwide. The extent to which COVID-19 and related actions impact our operations will depend on future developments, which are highly uncertain and cannot be predicted with any degree of certainty, including the scope, severity, and duration of the outbreak, the actions taken to contain the pandemic or mitigate its impact by governmental authorities or otherwise voluntarily taken by individuals or businesses, the success of governmental actions undertaken to support the economy and the duration and severity of direct and indirect economic effects of the illness and containment measures, among others. As a result, we cannot at this time predict or estimate the impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial condition, liquidity and results of operations for 2021 and beyond.

All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Part I

Item 1 – Business

Redwood Mortgage Investors IX, LLC (“we”, “RMI IX” or the “company”) is a Delaware limited liability company formed in October 2008 to engage in business as a mortgage lender and investor by making and holding-for-investment mortgage loans secured by California real estate, primarily through first and second deeds of trust.

The company is externally managed by Redwood Mortgage Corp (“RMC” or the “manager”). The manager is solely responsible for managing the business and affairs of the company, subject to the voting rights of the members on specified matters. The manager acting alone has the power and authority to act for and bind the company. RMC provides the personnel and services necessary to conduct business as the company has no employees of its own. The mortgage loans the company funds and/or invests in are arranged and generally are serviced by RMC.

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

•	generate and distribute cash flow from these mortgage lending and investing activities.

The ongoing sources of funds for loans are the proceeds (net of redemption of members’ capital and operating expenses) from:

•	loan payoffs;
•	borrowers’ monthly principal and interest payments;
•	line of credit advances;
•	loan sales to unaffiliated third parties and loan transfers by executed assignment to related mortgage funds;
•	payments from RMC on the formation loan; and
•

sale of units to members participating in the dividend reinvestment plan and – prior to May 2019 – sale of units to new members, net of reimbursement to RMC of organization and offering expenses (“O&O expenses”) and net of amounts advanced for the formation loan to RMC.

The company intends to hold until maturity the loans in which it invests and does not presently intend to invest in mortgage loans primarily for the purpose of reselling such loans in the ordinary course of business; however, the company may sell mortgage loans (or fractional interests therein) when the manager determines that it appears to be advantageous for the company to do so, based upon then current interest rates, the length of time that the loan has been held by the company, the company’s credit risk and concentration risk and the overall investment objectives of the company. Loans sold to third parties may be sold for par, at a premium or, in the case of non-performing or under performing loans, at a discount. Company loans may be sold to third parties or to the manager or its related mortgage funds; however, any loan sold to the manager or a related mortgage fund will be sold for a purchase price equal to the greater of (i) the par value of the loan or (ii) the fair market value of the loan. The manager will not receive commissions or broker fees with respect to loan sales conducted for the company; however, selling loans will increase members’ capital available for investing in new loans for which the manager will earn brokerage fees and other forms of compensation.

Income or loss is allocated among the members according to their respective capital accounts after one percent (1%) of income or loss is allocated to the manager. The monthly results are subject to subsequent adjustment as a result of quarterly and year-end accounting and reporting. Federal and state income taxes are the obligation of the members, other than the annual California franchise tax.

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

Cash available for distributions allocable to members, other than those participating in the distribution reinvestment plan (“DRIP”) and the manager, is distributed at the end of each calendar month. Cash available for distribution allocable to members who participate in the DRIP is used to purchase additional units at the end of each calendar month and hence is retained by the company. The manager’s allocable share of cash available for distribution is distributed not more frequently than with cash distributions to members.

To determine the amount of cash to be distributed in any specific month, the company relies in part on its forecast of full year profits, which takes into account the difference between the forecasted and actual results in the year and the requirement to maintain a cash reserve.

The company’s net income, cash available for distribution, and net-distribution rate fluctuates depending on:

•	loan origination volume and the balance of capital available to lend;
•	the current and future interest rates negotiated with borrowers;
•	the timing and amount of gains received from loan sales, if any;
•	the timing and amount of fees and cost reimbursements paid to RMC;
•	the timing and amount of other operating expenses, including expenses for professional services;
•	the amount of financial support, if any, from RMC;
•	payments from RMC on the formation loan; and
•	line of credit advances and repayments.

Financial Support from RMC

Since commencement of operations in 2009, RMC, at its sole discretion, provided significant fee and cost-reimbursement waivers to the company which increased the net income, cash available for distribution, and the net-distribution rate, by:

•	charging less than the maximum allowable fees;
•	not requesting reimbursement of qualifying costs attributable to the company (“Costs from RMC” on the Statements of Income); and/or,
•	absorbing some, and in certain periods, all of the company’s direct expenses, such as professional fees.

Such fee and cost-reimbursement waivers and the absorption of the company’s expenses by RMC were not made for the purpose of providing the company with sufficient funds to satisfy any required minimum level of distributions, as the Operating Agreement has no such required minimum level of distributions, nor to meet withdrawal requests. Decisions to waive fees or cost-reimbursements and/or to absorb direct expenses, such as professional fees, and the amount (if any) to be waived or absorbed, was and is made by RMC in its sole discretion.

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

Distribution reinvestment plan

In May 2019, the company filed a Registration Statement on Form S-3 with the SEC (SEC File No. 333-231333) that went effective May 9, 2019 to offer up to 15,000,000 units ($15,000,000) to members of record as of April 30, 2019 who had previously elected to participate in the DRIP or who later provide written notice to the manager electing to participate in the DRIP, and who reside in those states in which approval has been obtained.

As of December 31, 2020, the gross proceeds from sales of units to members under our DRIP pursuant to the May 2019 Form S-3 Registration Statement is approximately $3,917,000.

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

See the table in “Unit redemption program” under Item 5 - Market for the Registrant’s Units, Related

Unitholder Matters and Issuer Purchases of Equity Securities in Part II of this annual report for a detailed table showing the amount of units redeemed, which table is incorporated by this reference into this Item 1.

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

Competition

The San Francisco Bay Area, including the South Bay/Silicon Valley, and the coastal metropolitan regions of Southern California are our most significant locations of lending activity.  The economic vitality of these regions – as well as the stability of the national economy and the financial markets – is of primary importance in determining the availability of new lending opportunities and the performance of previously made loans.

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

Human Capital Resources

The manager provides the personnel and services necessary to conduct business as the company has no employees of its own.

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

Key federal and state laws, regulations, and rules relating to the conduct of our business include the following:

California Real Estate Law

The California Real Estate Law, codified in California Business and Professions Code Sections 10000 et seq., together with the Real Estate Commissioner’s rules thereunder, govern the licensing, administration and activities of licensed real estate brokers (including certain mortgage loan brokers) in the State of California, including rules relating to, among other things, licensing, borrower and investor disclosures, compensation and fees, disciplinary action, and transactions involving trust deeds and real property sale contracts generally.  We are not a licensed real estate broker but our manager, RMC, is so licensed and will be subject to those laws and regulations.

RMC’s loan files and other books and records are subject to examination by the California Department of Real Estate.  Such examinations, as well as new regulations that may be issued in the future, could ultimately increase RMC’s and our administrative burdens and costs.

Dodd-Frank Wall Street Reform and Consumer Protection Act

This federal law passed in 2010 imposes significant regulatory restrictions on the origination of residential mortgage loans, under sections concerning “Mortgage Reform and Anti-Predatory Lending.” For example, when a consumer loan secured by a dwelling is made, the lender is required to make a reasonable and good faith determination, based on verified and documented information concerning the consumer’s financial situation, as to whether the consumer has a reasonable ability to repay the mortgage loan before extending the loan. The act established regulations prohibiting a creditor from extending credit to a consumer secured by a high-cost mortgage without first receiving certification from an independent counselor approved by a government agency. The act also added new provisions prohibiting balloon payments for defined high-cost mortgages. The act established the Consumer Financial Protection Bureau (“CFPB”), giving it regulatory authority over most federal consumer-lending laws, including those relating to residential mortgage lending, and oversight over companies that provide consumer financial products or services, including us. Many of the federal regulations governing mortgage lending have been significantly amended and expanded through the passage of the Dodd Frank Act.

Real Estate Settlement Procedures Act (“RESPA”)

RESPA is a federal law passed in 1974 with the purpose of establishing settlement procedures for consumer real estate purchase and refinance transactions on residential (1-4 unit) properties. It establishes rules relating to affiliated business relationships, escrow accounts for property taxes and hazard insurance and loan servicing, among other things. It prohibits unearned referral fees from being charged in a covered transaction. RESPA and TILA (discussed below) also govern the format of the TILA-RESPA Integrated Disclosure forms, or “TRID” provided to consumers in residential real estate mortgage transactions.

Truth in Lending Act (“TILA”)

TILA is a federal law passed in 1968 for the purpose of regulating consumer financing. For real estate lenders, TILA requires, among other things, advance disclosure of certain loan terms, calculation of the costs of the loan as demonstrated through an annual percentage rate, and the right of a consumer in a refinance transaction on their primary residence to rescind their loan within three days following signing of the loan document. TILA and RESPA (discussed above) also govern the format of the TILA-RESPA Integrated Disclosure forms, or “TRID” provided to consumers in residential real estate mortgage transactions.

Home Ownership and Equity Protection Act (“HOEPA”) and California Covered Loan Law

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

Mortgage Disclosure Improvement Act

This federal law enacted in 2008, regulates the timing and delivery of loan disclosures for all mortgage loan transactions governed under the Real Estate Settlement Procedures Act.

Red Flags Rule

This federal rule was issued in 2007 under Section 114 of the Fair and Accurate Credit Transactions Act of 2003 and amended by the Red Flag Program Clarification Act of 2010. It requires lenders and creditors to implement an identity theft prevention program to identify and respond to account activity in which the misuse of a consumer’s personal identification may be suspected.

Gramm-Leach-Bliley Act (aka Financial Services Modernization Act of 1999)

This federal act passed in 1999 requires all businesses that have access to consumers’ personal identification information to implement a plan providing for security measures to protect that information. As part of this program, we provide applicants and borrowers with a copy of our privacy policy.

The California Homeowner Bill of Rights (“HOBR”)

This series of state laws, which initially became effective January 1, 2013, with many sections renewed and modified as of January 1, 2019, is intended to ensure fair lending and borrowing practices for California homeowners by guaranteeing basic fairness and transparency during the foreclosure process. Key provisions include restrictions on dual-track foreclosures, a guaranteed single point of contact, civil penalties for lenders filing unverified documents, and protections for tenants of foreclosed properties. HOBR also provides borrowers with the authority to seek redress of material violations of its rules, such as by an injunction (prior to foreclosure sale) or recovery of damages (after foreclosure sale).  In 2020, HOBR protections were extended to residential one to four unit properties occupied by tenants as their principal residence.

California Consumer Privacy Act of 2018 (“CCPA”) and California Privacy Rights Act of 2020 (“CPRA”)

Enacted in 2018 and effective January 1, 2020, the CCPA provides California consumers with broad rights regarding the use and sale of personal information collected by businesses covered by the CCPA.  Enacted in 2020 and scheduled to become operative on January 1, 2023, the CPRA expands the scope and applicability of the CCPA while introducing new privacy protections that extend beyond those included in the CCPA and its implementing regulations.  The CPRA also established a new enforcement body, the California Privacy Protection Agency (“CPPA”) and requires additional rulemaking on a number issues by the CPPA prior to its effective date.

The CCPA generally applies to businesses that both collect personal information from California consumers and either (i) have $25 million or more in annual gross revenues; or (ii) derive more than 50% of their annual revenue from selling consumers’ personal information.  Covered businesses are required to disclose the categories of personal information collected about consumers and to adopt privacy policies and procedures that, among other things, specifically allow consumers to request the deletion of their information and to exclude their information from sale.  The CPRA maintains the CCPA's existing monetary threshold for application to businesses with annual gross revenue over $25 million; however, it modifies the thresholds with respect to businesses that buy and sell personal information and deletes a commercial purpose limitation contained in the CCPA.

Neither the company nor RMC has or will sell information collected from consumers in connection with their lending businesses.  RMC does, however, collect personal information from potential borrowers, investors and other parties that constitutes personal information governed by the CCPA and the CPRA.  Some of this personal information is also shared with the company and other loan programs it manages for the purposes of conducting their business operations.  RMC and its loan programs currently do not have $25 million in gross revenues and are not directly subject to the CCPA.  However, RMC, the company and RMC’s other loan programs may, in the aggregate, exceed this $25 million threshold in the near future and RMC is currently in the process of voluntarily incorporating all or some of the CCPA requirements into its current privacy policies and intends to incorporate some or all of the CPRA requirements into its policies and procedures as implementing regulations and other guidance is released by the CPPA.

COVID-19 Foreclosure & Eviction Moratoriums

In response to the economic hardships caused by the COVID-19 epidemic the federal government, California and some other states as well as localities have imposed foreclosure and eviction moratoriums temporarily restricting the ability of lenders and property owners to initiate or continue foreclosure and eviction proceedings against individuals adversely affected by the COVID-19 pandemic.  The terms during which such moratoriums will remain effective vary and each remains subject to extension by the enacting governmental body. While effective, foreclosure moratoriums restrict our ability to foreclose on certain types of properties securing defaulted loans and increase the overall timeline to resolve these non-performing loans. Eviction moratoriums adversely affect the ability of our borrowers to collect rent from their properties which, in turn, may affect their ability to make payments on our loans.

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

Term of the company

The term of the company will continue until October 2028, unless sooner terminated as provided in the Operating Agreement or extended by majority vote of the members.

Delivery of Annual Report

The Company will send an annual report to all unit holders and the report will include audited financial statements.

Additional Information

The SEC maintains an Internet site that contains reports and other information regarding our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K (and amendments to these reports).  These filings are available free of charge on the SEC website at www.sec.gov.  The above references to the SEC’s website does not constitute incorporation by reference of the information contained on that website and should not be considered part of this document.

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

RISKS RELATED TO OUR BUSINESS

We remain subject to the economic impacts of the COVID-19 pandemic.

The COVID-19 pandemic and the measures taken (and ongoing) to limit to the extent possible the spread of the virus had an impact on various aspects of our investments and business and on the operations and business of our manager.  The national, California, and local economies – and the real estate markets - continue to be impacted, often adversely, by COVID-19.  Unless and until a significant and sustained broad-based economic recovery occurs there exists greater likelihood that one or more of the business and/or investment risks described in this “Risk Factors” section  will have a negative impact on our business and/or investments or could increase the severity of that impact. The continued spread of COVID-19 or any other similar outbreaks in the future and the continued impact on social interaction, economies and financial markets may have significant adverse effects on (i) California real estate markets and thereby the company’s business, financial condition and result of operations due to the possibility of some borrowers having a reduced capacity and/or commitment to make principal and interest payments (ii) a decrease in the volume of loans funded and (iii) a decline in the values of the California real properties that serve as collateral for the loans. Declines in the value of real estate may lead to increases in the allowance for loan losses. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which may lower the interest rate charged by banks and other competitors of the manager for real estate secured loans and which may reduce loan originations and increase loan payoffs. Such outcomes would negatively affect interest income and, therefore, earnings, financial condition and results of operations of the company. The extent of the impact of the COVID-19 pandemic on our capital, liquidity, and other financial positions and on our business, results of operation and prospects will depend on a number of evolving factors, including:

•

COVID-19 has not yet been contained and could continue to affect more households and businesses. The development and increasing distribution of vaccines for the virus appear to be having a positive impact on businesses and the economy; however, there is no way to predict when or if an economic recovery from the pandemic will occur and if such a recovery will be sustained over time.

•

Many governmental and nongovernmental authorities initially responded to COVID-19 by curtailing household and business activity as a containment measure while simultaneously deploying fiscal and monetary policy measures to partially mitigate the adverse effects on individual households and businesses.  Although this response slowed the rate of spread of COVID-19 and supported economic stability, the potential exists for further resurgence to occur. Even with COVID-19 vaccinations having begun, national, California and local economies and real estate markets could suffer further disruptions that are lasting.

•	Continued disruptions in the workforce and economy may affect the ability of the borrowers to make loan payments or to otherwise perform in accordance with their loan terms.
•	Key personnel of our manager may become incapacitated by the COVID-19 virus adversely impacting our business.
•	The ability to enforce loan terms through foreclosure may be adversely effected by limitations or moratoriums on foreclosures enacted by state or local authorities to address the impacts of COVID-19.
•	Loans secured by rental properties may be adversely impacted by restrictions or moratoriums on evictions enacted by federal, state or local authorities to address the impacts of COVID-19.
•	The uncertainty of the effects of COVID-19 on borrowers, properties, and the economy generally may result in inaccuracy or delays in the recognition of loan losses or impairments.

Given the ongoing and dynamic nature of the circumstances, it is not possible to predict or estimate the future impact of the COVID-19 outbreak on the financial condition, results of operations and liquidity of the company. While the company has not incurred material disruptions to date, the rapid developments and fluidity of COVID-19 may cause the manager to adjust its lending parameters and investment strategy. The manager is continuing to monitor this situation and will adjust its response in concert with federal, California, and local health officials and governmental authorities to protect the health and safety of its employees and to respond to changes in the real estate markets that it serves.

Our lending decisions are based on the real estate securing the loans. Significant decline in the fair value of the collateral may impact the performance of the loans and their ultimate collectability.

For loans secured by real property other than owner-occupied personal residences, our lending decisions are based primarily on a determination that the value of the real property is sufficient, in and of itself, as a source of repayment. Other considerations such as the cash flow and the income generated by the real property that is to secure the loan and the general creditworthiness, experience and reputation of the borrower are secondary considerations. This may result in a higher incidence of loan payment delinquencies than would be experienced by conventional lenders.

Declines in real estate values may reduce the "protective equity" (the excess of the value of the collateral securing the loan over our secured loan and any senior debt and/or claims on the property) provided by the collateral securing our outstanding loans and were we to foreclose on loans with respect to properties that have declined in value, we may ultimately recover less than the amount of such loans.

A weak economy or real estate market could adversely affect us and your rate of return.

The ability to find suitable loans is more difficult when the economy is weaker and there is less activity in the real estate market. We may be unable to find a sufficient number of suitable loans, which could leave us with uninvested capital. In such event, we will make short-term, interim investments in government obligations, certificates of deposit, money market or other liquid-asset accounts, with the offering proceeds pending investment in suitable loans. Interest returns on these investments are usually lower than on mortgage loans, which would reduce our profits and return to members.

Downturns in the economy and real estate market in the San Francisco Bay Area and the coastal metropolitan regions of Southern California, or on a regional or national scale, or changing conditions affecting the mortgage lending business could adversely affect our business.

We expect that most of our loans will continue to be secured by properties located in nine counties that comprise the San Francisco Bay Area (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, Marin, Napa, Solano and Sonoma) and the coastal metropolitan regions of Southern California (Los Angeles, Orange, Ventura, and San Diego counties). Our concentration of loans in the San Francisco Bay Area and the coastal metropolitan regions of Southern California exposes us to greater risk of loss if the economy in the San Francisco Bay Area or the coastal metropolitan regions of Southern California weakens than would be the case if our loans were spread throughout California or the U.S. Should a significant economic deterioration occur in the San Francisco Bay Area or the coastal metropolitan regions of Southern California, or regionally or nationally, we could experience increases in loan delinquencies, reduced cash income and possibly loan losses.

If borrowers default, and/or economic circumstances increase defaults, we may have to foreclose on the loan, beginning the legal process of acquiring the collateral property. Foreclosure proceedings and/or workout agreements may slow our collection efforts and delay ultimate satisfaction of the loan.

We are engaged in the business of lending and, as such, we are subject to the risk that borrowers may be unable to repay the loans in accordance with the terms of the loan agreement. Mortgage loans are secured by commercial and residential real property and are subject to risks of delinquency, foreclosure and loss.

Our loans are not insured by the Federal Housing Administration or guaranteed by the Veterans Administration or otherwise guaranteed or insured by a government agency.  Our loans require monthly interest-only payments or monthly payments of interest and principal. This means:

•

Our loans are structured to provide for a large “balloon” payment of principal due at the end of the term. These borrowers may be unable to repay such loans at maturity and may be compelled to refinance or sell the property.

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

In addition, any litigation instituted by a defaulting borrower or the operation of the federal bankruptcy laws may have the effect of delaying enforcement of the lien on a defaulted loan and may in certain circumstances reduce the amount realizable from the sale of a foreclosed property. A “lien” is a charge against the property of which the holder may cause the property to be sold and use the proceeds in satisfaction of the lien. A judicial foreclosure may be subject to most of the delays and expenses of other litigation, sometimes requiring up to several years to complete. If we acquire a property from a borrower, there many factors that are beyond our control that affect the real estate market and could affect our ability to sell properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. Our inability to sell properties at the time and on the terms we want could reduce our profitability and cash flow, limit our ability to make distributions and could reduce the value of our units.

We rely on appraisals to determine the fair market value (FMV) of the underlying property securing our loans. These appraisals may be inaccurate or not reflect subsequent events affecting FMV which could increase our risk of loss.

We rely on appraisals prepared by unrelated third parties to determine the fair market value of real property used to secure our loans. We rely on such appraisals for, among other matters, determining our loan-to-value ratio (“LTV”). We cannot guarantee that such appraisals will, in any or all cases, be accurate or that the appraisals will reflect the actual amount buyers will pay for the property. If an appraisal is not accurate, our loan may not be as secure as we anticipated. In the event of foreclosure, we may not be able to recover our entire investment. Additionally, since an appraisal fixes the value of real property at a given point in time, subsequent events could adversely affect the value of the real property used to secure a loan. This would result in a risk of loss for us if the borrower defaults on the loan.

Increased competition and new entrants in the market for mortgage loan originations could adversely impact our ability to originate and acquire real estate-related loans at attractive returns.

New entrants in our target markets for mortgage loan originations could adversely impact our ability to execute our investment strategy on terms consistent with our investment objectives. In originating our loans, we may compete with REITs, regional and community banks, specialty finance companies, savings and loan associations, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders and other similar entities. An increase in competition for the available supply of loans suitable for investment by us, may cause us to reduce the interest rate that can be charged on our loans. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of real estate-related loans. An increase in competition in our market, may adversely affect our ability to take advantage of attractive lending opportunities that are consist with our investment strategy. These and other competitive pressures may have a material adverse effect on our business, financial condition and results of operations.

Some of our loans are junior in priority to first and second liens that may make it more difficult and costly to protect our junior security interest.

We anticipate that our loans will eventually be diversified as to priority as follows:

•	first mortgages – approximately 40% to 60%;
•	second mortgages (junior to first mortgages) – approximately 40% to 60%; and
•	third mortgages (junior to other two mortgages) – 10% or less

There is no assurance that we will be able to diversify our loans as set forth above or that this diversification strategy, if successfully implemented, will provide us with the best risk adjusted returns and/or decrease our risk of loss.

In the event of foreclosure under a second or third deed of trust, the debt secured by a senior deed(s) of trust must be satisfied before any proceeds from the sale of the property can be applied toward the debt owed to us. As a result, we may not recover some or all of our investment. To protect our junior security interest, we may be required to make substantial cash outlays for such items as loan payments to senior lien holders to prevent their foreclosure, property taxes, insurance, repairs, maintenance and other expenses associated with the property. These expenditures could have an adverse effect on our profitability.

Our interests in our properties may not be insured or may be underinsured against certain types of losses.

We require comprehensive insurance, including fire and extended coverage, which is customarily obtained for or by a lender, on properties in which we acquire a security interest. Generally, such insurance will be obtained by and at the cost of the borrower. However, there are certain types of losses (generally of a catastrophic nature, such as civil disturbances or terrorism and acts of God such as earthquakes, wildfires, floods and land or mud slides) which are either uninsurable or not economically insurable. Should such a disaster occur to, or cause the full or partial destruction of, any property serving as collateral for a loan, we could lose both our invested capital and anticipated profits from such investment, which would adversely affect our profitability.

We may make construction loans which may subject us to greater risks.

Construction loans are loans made to borrowers constructing entirely new structures or dwellings, whether residential, commercial or multi-family properties. We may make construction loans up to a maximum of 10% of our then gross offering proceeds. Investing in construction loans subjects us to greater risk than loans related to properties with operating histories. If we foreclose on property under construction, construction generally will have to be completed before the property can begin to generate an income stream or be sold. We may not have adequate cash reserves on hand with respect to junior encumbrances and/or construction loans at all times to protect our security. If we have inadequate cash reserves, we could suffer a loss of our investment. Additionally, we may be required to obtain permanent financing of the property in addition to the construction loan which could involve the payment of significant fees and additional cash obligations for us.

Owning real estate following foreclosure will subject us to additional risks.

If a borrower is unable to pay our loan or refinance it when it is due, it may be in our best interest to institute foreclosure proceedings against the borrower, and to own the property for a period of time. We will be subject to certain economic and liability risks attendant to property ownership which may affect our profitability and cash flow. The risks of ownership include the following:

•	If the property is a rental property we will be required to find and keep tenants.
•	We will be required to maintain and oversee and control operating expenses of the property.
•	We will be subject to general and local real estate and economic market conditions which could adversely affect the value of the property.
•	We will be subject to changes in laws or regulations regarding taxes, use, zoning and environmental protection and hazards.
•	We will be required to maintain insurance for property risks and liability exposures.
•	We will be subject to state and federal laws and local municipal codes and penalties relating to tenant retention and the maintenance and upkeep of lender-owned properties.
•

We may be subject to federal and state tax laws and regulations with respect to the tax treatment of items of our income, gain, loss or deductions for real estate held for investment, rental and/or sale, which in turn may result in federal and state tax payment and filing exposure for our members.

•

We will be subject to municipal ordinances, where they have been enacted, applicable to foreclosed and/or distressed properties which require the payment of additional costs and registration fees and may obligate us to secure and maintain, at our expense, real property securing our loans upon the filing of a notice of default or after we acquire ownership of real property through foreclosure.

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

Our manager may decide to invest in fewer, larger loans, thereby decreasing diversification of the portfolio and possibly increasing the risk of credit losses, resulting in a reduction in profits and yield to our members.

We may also invest in multiple secured loans that share a common borrower or principal. The more concentrated our portfolio is with one or a few borrowers, the greater the credit risk we face.

Use of borrowed money to fund loans may reduce our profitability.

We are permitted to borrow funds for the purpose of making loans, for increased liquidity, reducing cash reserve needs, or developing or refinancing property that we acquired through foreclosure or for any other proper purpose on any terms commercially available.

If we have borrowed money to fund loans, a rise in the prevailing interest rate could result in our having to pay more in interest on the borrowed money than we earn on loans to our borrowers. This may reduce our profitability, and, should we default on our debt, may result in additional losses through forced liquidation of loans. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay distributions. Any of these results would have a significant negative impact on your investment.

Changes in interest rates may affect your return on your investment.

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. Also, rising interest rates reduce the value of our existing loans that do not have adjustable rates. Conversely, we expect that the majority of our loans will not include prepayment penalties for a borrower paying off a loan prior to maturity. The absence of a prepayment penalty may lead borrowers to refinance higher-interest rate loans in a market of falling interest rates. This would then require us to reinvest the prepayment proceeds in loans or alternative short-term investments with lower interest rates and a corresponding lower yield to members.

The values of our loans may decline without any general increase in interest rates for a number of reasons, such as increases or expected increases in defaults, or increases or expected increases in voluntary prepayments for those loans that are subject to prepayment risk or widening of credit spreads.

We expect that our loans will typically have fixed rates and the majority of our loans will be for terms of one to five years. Consequently, if interest rates rapidly increase, such interest rates may exceed the average interest rate earned by our loan portfolio. If prevailing interest rates rise above the average interest rate being earned by our loan portfolio, you may be unable to quickly redeem your units, as our unit redemption program is subject to significant restrictions and limitations, in order to take advantage of higher returns available from other investments. In addition, an increase in interest rates accompanied by a tight supply of mortgage funds may make refinancing by borrowers with balloon payments difficult or impossible and in such event, the property may be foreclosed upon.

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

In addition, we could incur liability to tenants and other users of the affected property, or users of neighboring property, including liability for consequential damages, such as lost profits of a business. We would also be exposed to risk of lost revenues during any cleanup and to the risk of lower lease rates or decreased occupancy if the existence of such substances or sources on the property becomes known.

If we fail to remove the substances or sources and clean up the property, federal, state, or local environmental agencies could perform such removal and cleanup and impose and subsequently foreclose liens on the property for the cost thereof. We may find it difficult or impossible to sell the property prior to or following any such cleanup. If such substances are discovered after we sell the property, we could be liable to the purchaser thereof if our manager knew or had reason to know that such substances or sources existed.

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

We may, on occasion, subject to applicable laws and regulations and our operating agreement, sell some of our loans. There is a conflict of interest between us and our manager as to what loans will be sold. For example, the manager may select loans of a higher credit quality or having higher interest rates than the loans funded with the proceeds from the sale. The sale of loans may result in a reduced overall yield of our portfolio. Loans the manager may sell to third parties will enable the manager to re-lend proceeds from the loans sales generating loan origination revenue and fees under the operating agreement, which increases the manager’s capital and ability to repay the formation loan.

RISKS RELATED TO OWNERSHIP OF OUR UNITS

Our units are not listed on an exchange or quoted through a quotation system, and will not be for the foreseeable future, if ever, and there are substantial restrictions on the transferability of units.

Investors will have limited ability to sell their units. Our units are not listed on an exchange or quoted through a quotation system, and there is no secondary market, nor do we expect that any will develop in the foreseeable future. Units are not freely transferable, and they may not be acceptable by a lender as security for borrowing. Our Operating Agreement imposes substantial restrictions upon your ability to transfer units. Therefore, an investment in our units is not suitable for investors who require short-term liquidity from their investments.

You are limited in your ability to have your units redeemed under our unit redemption program.

Our unit redemption program contains significant restrictions and limitations that limit your ability to redeem your units. The number of units you may redeem per quarter is subject to a maximum of the greater of 100,000 units or 25% of your units outstanding. Also, we will not, in any calendar year, redeem from members a total of more than 5% (or in any calendar quarter, redeem more than 1.25%) of the weighted average number of units outstanding during the 12-month period immediately prior to the date of the redemption.

Moreover, our manager reserves the right, in its sole discretion, at any time, to reject any request for redemption, or to suspend or terminate the acceptance of new redemption requests without prior notice, or to terminate, suspend or amend the unit redemption program upon 30-day notice.

We fund redemptions from available cash and do not have a working capital reserve from which to fund redemptions. For this purpose, cash is available only after company expenses have been paid (including compensation to our manager), adequate provision has been made for payment of current and future debt, and adequate provision has been made for the payment of monthly cash distributions to members who do not reinvest pursuant to our distribution reinvestment plan. Accordingly, we cannot guarantee that we will have sufficient funds to accommodate all redemption requests in any given year.

There is no assurance you will receive cash distributions.

Our Operating Agreement does not require us to meet a specific or minimum level of distributions to members. The amount of distributions to members is determined by the manager based on our financial results and cash available. The manager has broad discretion to establish reserves and maintain adequate cash balances to support ongoing operations. In the event we do not have sufficient cash available to fund distributions, we may need to defer or reduce distributions.

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

Our manager has various conflicts of interest.

Our manager has various conflicts of interest in connection with its management of us, including but not limited to:

•	Operational, legal and financial obligations with respect to other entities that are similar to, or may conflict with, our manager’s obligations to us.
•	The fees of our manager are not determined based on arm’s-length negotiations.
•	The same legal counsel currently represents us and the manager.
•	Our manager has the right to conduct other business and to compete with our business.
•

Our manager is responsible for originating or arranging substantially all of our loans and can place loans in our portfolio or other funds that are also managed by our manager. We anticipate that the loan brokerage commissions charged to borrowers by our manager, which are paid to our manager and not us, will average approximately 2% to 5% of the principal amount of each loan, but may be higher or lower depending upon market conditions. Any increase in the loan brokerage commission charged on loans may have a direct, adverse effect on the interest rates we charge on loans by reducing the interest rate we receive and thus the overall rate of return to you. This conflict of interest exists in connection with every loan transaction and all compensation paid to our manager.

•

In the event our manager defaults on the repayment of the formation loan, a conflict of interest would arise on the manager’s part in connection with the enforcement of the formation loan and continued payment of other fees and compensation to our manager, including, but not limited to, the loan servicing fees, loan administrative fees and asset management fees, while such default is continuing.

We have no board of directors and are not subject to certain corporate governance rules under the federal securities laws applicable to securities listed on a national securities exchange.

As is customary for a limited liability company, we do not have a board of directors or any independent directors. We are not subject to certain corporate governance rules under the federal securities laws or the rules of any national securities exchanges because our units are not registered for trading under the Exchange Act of 1934.

Accordingly, we do not have an audit or compensation committee. As a result, members will have to rely on our manager, which is not independent, to perform these functions. Thus, there is a potential conflict in that our manager, which is engaged in management, will participate in decisions concerning management compensation and audit issues that may affect management performance.

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

We established the $1 per unit offering price on an arbitrary basis which may not reflect the amount you will receive upon a redemption of your units.

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

You will be bound by the actions taken by the majority voting power.

Subject to certain limitations, members holding a majority of units may vote to, among other things:

•	dissolve and terminate the company;
•	amend the operating agreement, subject to certain limitations;
•	approve or disapprove the sale of all or substantially all of our assets; and
•	remove or replace our manager or elect additional or new managers.

If you do not vote with the majority in interest, you nonetheless will be bound by the majority vote.

If payments are not made on the formation loan under certain circumstances, such as our manager’s removal, it may reduce your rate of return or affect our capital available to fund new loans.

We have previously advanced to our manager funds in an amount equal to the sales commissions for our units and premiums paid to investors in connection with unsolicited sales of our units. The formation loan is an unsecured loan that does not bear interest and will be repaid in annual installments. If the manager is removed, no other manager is elected, the company is liquidated or our manager is no longer receiving payments for services rendered, we will forgive the debt on the formation loan and our manager will be immediately released from any further obligations under the formation loan which could result in a significant loss to the company and have an adverse effect on our profitability.

Upon liquidation, you may experience delays in receiving distributions, you may not be able to fully recover your investment or you may not receive any distributions.

Under our operating agreement, we will continue to operate until October 2028, unless our term is extended by the vote of a majority in interest of the members. We do not currently intend to cease operations prior to the end of our term. We could be dissolved and terminated earlier by operation of law or upon the occurrence of various events described in our operating agreement. Upon our dissolution, our manager will seek to promptly liquidate our assets for the best price reasonably obtainable, use any proceeds to satisfy our debts and distribute any remaining proceeds to our members and manager in accordance with the terms of our operating agreement. Accordingly, your ability to recover all or any portion of your investment under such circumstances will depend on the amount of funds so realized and claims to be satisfied from those proceeds.

Our manager may not be successful in liquidating us regardless of whether it occurs on our anticipated termination date or on an earlier dissolution date. Delays in liquidation could arise due to market conditions and other factors beyond the control of our manager. In the event we are unable to liquidate on or prior to the end of our anticipated term and depending on the amount of liquidation proceeds the manager is able to obtain, you may not receive distributions of remaining proceeds, if any, in a timely manner or at all.

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

We rely on the executive officers and key personnel of our manager to provide services to us for the day-to-day operation of our business. In particular, as to Mr. Michael Burwell, President, Director, and Secretary/Treasurer of RMC, if he was to terminate his employment the manager’s capacity/capability to continue business operations and maintain loan origination volumes could be impacted adversely. As a result of our executive officers' and key personnel's interests in other programs and business activities and their obligations to other investors, a failure by these persons or the manager to devote sufficient time or resources to our business, may have an adverse effect on our business and financial results, and the value of our units may decline.

We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

Our business is dependent on third party communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control, such as:

•	sudden electrical or telecommunications outages;
•	natural disasters;
•	disease pandemics;
•	events arising from local or larger scale political or social matters, including terrorist acts; and
•	cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the value of our units and our ability to pay distributions.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our data or confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include:

•	disrupted operations;
•	misstated or unreliable financial data;
•	liability for stolen assets or information;
•	increased cybersecurity protection and insurance costs;
•	litigation; and
•	damage to our investor relationships.

As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. Third parties with which we do business (including those that provide services to us) also may be targets of cyber-attacks or sources of other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information and assets, as well as certain investor, counterparty, employee and borrower information. While we engage in actions to reduce our exposure resulting from cyber security risks and outsourcing, these measures may not be sufficient to prevent ongoing threats which may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Privacy and information security laws and regulation changes, and compliance with those changes, may also result in cost increases due to system changes and the development of new administrative processes.

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

RISKS RELATED TO TAXES AND ERISA

Your ability to offset income with our losses may be limited.

We take the position that we are engaged in the active conduct of the trade or business of mortgage lending, as a result of which all or a portion of the income earned by members with respect to their investment in our units will be treated as ordinary income.  Under the applicable Treasury regulations, each member is required to report separately on their income tax return all or a portion of the member’s distributive share of our income as nonpassive income. Each member’s distributive share of our losses, if any, will be reported as passive losses. Passive losses may be used to offset passive income. To the extent that passive losses do not offset passive income, they may be carried forward to offset passive income in future years. It is possible, however, that the IRS could assert that our income is properly treated as portfolio income for purposes of those limitations. Such treatment is subject to the interpretation of complex Treasury regulations, and is dependent upon a number of factors, such as whether we are engaged in a trade or business, the extent to which we incur liabilities in connection with our activities, and the proper matching of the allocable expenses incurred in the production of income. There can be no assurance that an IRS challenge to our characterization of our income will not succeed. It also is possible that members may be subject to other limitations on the deductibility of our expenses and losses.

Your tax liability may exceed the cash you receive.

Your tax liabilities associated with an investment in the units for a given year may exceed the amount of cash we distribute to you during such year. As a member, you will be taxed on your allocable share of our taxable income whether or not you actually receive cash distributions from us. Your taxable income could exceed cash distributions you receive, for example, if you elect to reinvest into additional units the cash distributions you would otherwise have received. Taxable income in excess of cash distributions also could result if we were to generate so-called “phantom income” (taxable income without an associated receipt of cash). Phantom income could be recognized from a number of sources, including, without limitation, any established loan loss reserves.  Under very limited circumstances, you could receive a special distribution to enable you to pay taxes on specified types of income.

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

The state in which you reside may impose an income tax upon your share of our taxable income. Furthermore, states such as California, in which we will own property, generally impose income tax upon a member’s share of the company’s taxable income considered allocable to such states, whether or not a member resides in that state. As a result, a nonresident member may be required to file a tax return in California. You are urged to consult with your own tax advisers with respect to state and local tax consequences of an investment in our units.

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

Risks of investment by ERISA plan investors and other tax-exempt investors.

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

Item 1B – Unresolved Staff Comments

We are a smaller reporting company and a non-accelerated filer, both as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2 – Properties

We have not owned any real property since inception.

Our address is RMC’s principal office space.  RMC is located in a leased space at 177 Bovet Road, Suite 520, San Mateo, CA 94402.

Item 3 – Legal Proceedings

See Note 6 (Commitments and Contingencies, Other Than Loan Commitments) to the financial statements included in Part II, Item 8 of this report for information regarding legal proceedings, which presentation is incorporated by reference into this Item 3.

Item 4 – Mine Safety Disclosures

Not Applicable.

Part II

Item 5 – Market for the Registrant’s Units, Related Unitholder Matters and Issuer Purchases of Equity Securities

Investors will have limited ability to sell their units. Our units are not listed on an exchange or quoted through a quotation system, and there is no secondary market nor do we expect that any will develop in the foreseeable future. Units are not freely transferable, and they may not be acceptable by a lender as security for borrowing. Our operating agreement also imposes substantial restrictions upon your ability to transfer units. Therefore, an investment in our units is not suitable for investors who expect to require short-term liquidity from their investments.  See “Liquidity and unit redemptions program” in Part I of this Report. As of February 28, 2021, we had approximately 1,376 unit holders, who held approximately 81,134,000 units.

Recent sales of unregistered securities

All sales of our units within the past three years were registered under the Securities Act.

DRIP/ SEC registrations

In May 2019, the company filed a Registration Statement on Form S-3 with the SEC (SEC File No. 333-231333) that went effective May 9, 2019 to offer up to 15,000,000 units ($15,000,000) to members of record as of April 30, 2019 who previously elected to participate in the DRIP or who later provide written notice to the manager electing to participate in the DRIP, and who reside in those states in which approval to sell has been obtained.

As of December 31, 2020, the aggregate gross proceeds from sales of units to members under our DRIP pursuant to the May 2019 Form S-3 Registration Statement is approximately $3,917,000.

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

Proceeds from sale of DRIP units

Proceeds from the sale of the DRIP units are used to make additional loans and fund working capital reserves.

Commissions for unit sales to new members paid to broker-dealers/formation loan

Commissions for unit sales to new members paid to broker-dealers (“B/D sales commissions”) and premiums paid to certain investors upon the purchase of units were paid by RMC and were not paid directly by us out of unit-sales proceeds. Instead, the company advanced to RMC amounts sufficient to pay the B/D sales commissions and premiums to be paid to investors. Such advances in total were not to exceed seven percent (7%) of offering proceeds. The receivable arising from the advances is unsecured and non-interest bearing and is referred to as the “formation loan.” As of December 31, 2020, (offerings of units to new members ended April 30, 2019) such advances totaled $5,626,566, of which $3,812,019 remains outstanding.   Please refer to the information under “—Unit sales commissions paid to broker-dealers/formation loan” in Note 1 (Organization and General) and “—Reimbursement and allocation of organization and offering expenses” in Note 3 (Manager and Other Related Parties) to the financial statements included in Part II, Item 8 of this report for a discussion of the formation loan and organization and offering expenses, which discussions are incorporated herein by this reference.

RMC is repaying the formation loan such that the formation loan is paid in full on December 31, 2027, and prior to the end of the term of the company in 2028.

Distributions

Distributions totaled $4,469,443 and $4,534,952 in 2020 and 2019, respectively. See “Distribution policy” under Item 1- Business in Part I of this annual report, which discussion is incorporated by reference herein. We expect to make comparable distributions in 2021.

Distribution reinvestment plan

The DRIP provision of the Operating Agreement permits members to elect to have all or a portion of their monthly distributions reinvested in additional units. Members of record as of April 30, 2019, that previously elected to participate in the DRIP or that later provide written notice to the manager, and who reside in those states in which approval to offer the units has been obtained, may elect to participate in the DRIP.

Unit redemption program

In order to provide liquidity to members, the company’s Operating Agreement includes a unit redemption program, whereby beginning one year from the date of purchase of the units, a member may redeem all or part of their units, subject to certain limitations.

Units redeemed in 2020 and 2019 by quarter are presented in the following table. All redemptions are made on the last business day of the quarter and valued at $1 per unit.

For the quarterly period ended	2020	2019
March 31	$488,162	$1,092,396
June 30	698,527	823,654
September 30	866,786	760,856
December 31	1,216,366	571,576
Total	$3,269,841	$3,248,482

Fair market value / unit value

In compliance with FINRA Rule 2310 concerning direct-participation-program value per unit estimates, RMC obtained information regarding fair market valuations of the net assets and unit value as of December 31, 2020, for RMI IX. The valuations were performed with the assistance of an independent valuation firm that provides asset valuations to retirement plan sponsors, plan administrators, banking and trust companies, and ERISA plans. The fair values of the individual properties were taken from appraisals which referenced the most current available market information such as listing agreements, offers, and pending and closed sales. Industry standard valuation approaches, including the Income Approach, were utilized in deriving the fair values, as appropriate. There is no assurance that this estimated fair value of the membership units is or will remain accurate, and it does not determine the amount that a member is entitled to receive upon redemption of units. The redemption amount is determined by the applicable provisions of the Operating Agreement.

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

Fair value estimates

The fair value of the collateral is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values and publicly available information on in-market transactions. Appraisals of commercial real property generally present three approaches to estimating value: 1) market comparables or sales approach; 2) cost to replace; and 3) capitalized cash flows or income approach. These approaches may or may not result in a common, single value. The market-comparables approach may yield several different values depending on certain basic assumptions, including adjustments made for any attributes specific to the real estate property.

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

Results of Operations

COVID-19

During the first half of 2020, as a result of the disruptions caused by the pandemic, the company experienced a manageable increase in delinquencies and requests for forbearance agreements from borrowers. Market conditions, regulatory restrictions on our enforcement rights with respect to loans in default, delays in foreclosure proceedings, including moratoriums in some jurisdictions, and backlogs in the courts increased the timeline to resolve non-performing and /or maturing loans.  We were fortunate that recalcitrant borrowers were the few; the majority of our borrowers continued to make monthly payments and negotiated in good faith, resulting in extensions on terms consistent with the original loan terms.

Delays in repayment of maturing loans and/or sales of properties acquired by foreclosure reduce the company’s capital available for future loan originations and for redemptions of units. The bank line of credit, loan sales to unaffiliated third parties, and loan transactions with related mortgage funds provided more than sufficient liquidity throughout the year.

Maintaining operations, delivering high-quality service and strong financial performance throughout 2020 is the result of the diligent and persistent professional staff of the manager and our professional partners in law, accounting/tax and real estate. The women and men of RMC working remotely and balancing family needs and work demands, exceeded any and all reasonable expectations in a time of uncertainty and tragic grief in our country.

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

In the publication “California’s Recovery Was Upended by Another Round of Lockdowns ” March 12, 2021:

Lockdowns Stifle California's Recovery – “The resurgence in COVID cases from over the winter months led to another round of lockdowns at restaurants in many parts of California, leading to substantial job losses in both December and January. California's employers eliminated 69,900 jobs in January, following a 75,400-job drop in December. The bulk of declines in both months were at restaurants, bars, hotels and entertainment venues. With the number of new cases plummeting since the middle of January and new hospitalizations and deaths per day also falling sharply, California's economy is finally opening up in a convincing, and what looks to be, enduring way. Job growth should spring back to life in coming months as California gets back onto the road to recovery.”

California Took a Detour Off the Road to Recovery – “Nonfarm payrolls fell sharply in California during January, with 69,900 jobs lost during the month. January's decline follows a 75,400-job drop in December. Moreover, revisions to previously published data show that California's recovery has been weaker than previously reported. After losing 2,714,800 jobs in March and April of last year, California has regained just 34% of those losses, or 921,900 jobs. Previous data had shown California had recovered 44% of its earlier losses. By contrast, the nation has recovered roughly 58% of the jobs it lost during last spring's lockdowns.”

“The bulk of California's job losses over the past two months were in high-contact services. Restaurants, bars and hotels account for the largest block of job losses, with the industry losing 70,600 jobs in January and 106,200 jobs in December. Other industries posting notable job losses in January include arts, entertainment & recreation (-11,500), health care & social assistance (-10,300) and transportation, warehousing & utilities (-13,500). Manufacturing and construction payrolls also declined in January, losing 4,600 and 4,000 jobs, respectively. With the number of new cases falling sharply in recent weeks, California's economy is re-opening in a much more broad-based way, which we feel will prove enduring. The hard-hit hospitality sector should be the chief beneficiary, as it accounts for just over 44% of the 1.8 million job losses outstanding from the spring lockdowns.”

Jobless Claims Have Been Trending Lower – “First-time unemployment claims have been trending lower in California, which seems at odds with the recent trend in overall payrolls. Initial claims fell by 1,487 in the latest report and are near their pre-lockdown lows. Fraudulent claims greatly inflated initial claims at the onset of the pandemic, and the state has made a determined effort to eliminate this fraud, which likely explains part of the recent improvement in the data.”

“Job openings have clearly improved, although they remain below the levels seen pre-pandemic. The largest gains have been in education, health care and social services. Job openings in manufacturing have also risen sharply, while openings in professional & business services and the leisure & hospitality sector have improved somewhat more modestly.”

The K-Shaped Recovery Is More Evident in California - “The deep job losses in California's hospitality sector and repeated lockdowns widened the gap in employment prospects between high-wage and low-wage workers. Employment among workers earning $60,000 a year fell by less and recovered sooner than it did for middle-income or lower-income workers. In fact, after a brief recovery last spring, employment among persons earning $27,000 a year or less in California has actually trended lower. Lower income workers account for a larger share of workers in high-contact industries, which have been more directly affected by the repeated lockdowns put in place across California over the past year. By contrast, a fairly high proportion of California's higher-income workers tend to be employed in industries that can more easily work remotely.”

Key performance indicators

Key performance indicators are presented in the following table for 2020 and 2019.

	2020	2019
Secured loans principal – end of period balance	$82,274,807	$70,660,284
Secured loans principal – average daily balance	$75,657,000	$66,808,000

Interest income	$6,556,907	$5,994,790
Portfolio interest rate(1)	8.7%	8.8%
Effective yield rate(2)	8.7%	9.0%

Line of credit - end of period balance	$10,000,000	$—
Line of credit - average daily balance for the period beginning April 1(3)	$7,347,576	$—

Interest expense	$303,623	$—
Interest rate - line of credit for the period beginning April 1(3)	5.0%	0.0%

(Recovery of) provision for loan losses	$(75)	$87,000

Total operations expense(8)	$1,516,301	$1,006,908

Net income(8)	$4,850,562	$4,973,712
Percent of average members’ capital(4)(5)	5.9%	6.1%

Member distributions, net	$4,469,443	$4,534,952
Percent of average members’ capital(4)(6)	5.5%	5.6%

Members’ capital, gross – end of period balance	$80,801,456	$81,755,930
Members’ capital, gross – average daily balance	$81,756,000	$81,340,000

Member redemptions(7)	$3,269,841	$3,248,482

(1)	Stated note interest rate of secured loans - weighted daily average
(2)	Percent of secured loans – average daily balance
(3)

RMI IX entered into a credit and term loan agreement (the loan agreement) in April 2020. See Note 5 (Line of Credit) to the financial statements included in Part II, Item 8 of this report for a presentation of the activity and discussion of the terms and condition of the loan agreement.

(4)	Percent of members’ capital, gross – average daily balance
(5)	Percent based on the net income available to members (excluding 1% allocated to the manager)
(6)	Members capital distributed is net of O&O costs allocated to members during the year.
(7)	Scheduled member redemptions as of December 31, 2020 were $887,466 ($447,417 as of December 31, 2019).
(8)

See Note 3 (Manager and Other Related Parties) to the financial statements included in Part II, Item 8 of this report for a detailed discussion on fees and reimbursements waived and the company’s costs absorbed by the manager.

Secured loans

The secured loan principal – end of period at December 31, 2020 of $82,274,807 was an increase of approximately 16.4% ($11.6 million) from that of December 31, 2019 of $70,660,284. The secured loan principal – average daily balance for the year ended December 31, 2020 of $75,657,000 was an increase of approximately 13.2% ($8.8 million) over secured loans principal – average daily balance of $66,808,000 at December 31, 2019. The increase was primarily due to RMC’s ability to fully invest the company’s capital available to lend, including the borrowings on the line of credit.

The borrowings on the line of credit since April 2020 were $10 million at December 31, 2020 and had an average daily balance of approximately $7,348,000 for the period from April to December 2020.

New loans originated were approximately $51.8 million for the year ended December 31, 2020. Secured loans as a percent of member’s capital (based on average balances) was 92.5% and 82.1% for 2020 and 2019, respectively.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., property value to outstanding debt) as indicated by the overall conservative weighted average loan-to-value ratio (LTV) which at December 31, 2020 was approximately 55.6%. Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 44.4% in the property, and we as lenders have lent in the aggregate 55.6% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

Secured loans, principal by LTV and lien position are presented in the following table as of December 31, 2020. The LTV’s shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Secured loans, principal
LTV(1)	First trust deeds	Percent	Second trust deeds	Percent	Total principal	Percent
<40%	$11,654,102	14.2%	$2,476,725	3.0%	$14,130,827	17.2%
40-49%	2,588,115	3.1	2,221,644	2.7	4,809,759	5.8
50-59%	14,675,565	17.8	3,119,041	3.8	17,794,606	21.6
60-69%	30,054,316	36.5	12,141,300	14.9	42,195,616	51.4
Subtotal <70%	58,972,098	71.6	19,958,710	24.4	78,930,808	96.0

70-79%	2,093,999	2.5	1,250,000	1.5	3,343,999	4.0
Subtotal <80%	61,066,097	74.1	21,208,710	25.9	82,274,807	100.0

≥80%	—	0.0	—	0.0	—	0.0

Total	$61,066,097	74.1%	$21,208,710	25.9%	$82,274,807	100.0%

(1)	LTV classifications in the table above are based on the partnership’s recorded investment in the loan.

Non-performing secured loans, principal by LTV and lien position are presented in the following table as of December 31, 2020. The LTV’s shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Non-performing secured loans, principal
LTV(2)	First trust deeds	Percent(3)	Second trust deeds	Percent(3)	Total	Percent(3)
<40%	$1,600,000	1.9%	$—	0.0%	$1,600,000	1.9%
40-49%	190,198	0.2	—	0.0	190,198	0.2
50-59%	—	0.0	190,195	0.2	190,195	0.2
60-69%	4,916,100	6.0	1,200,000	1.5	6,116,100	7.5
Subtotal <70%	6,706,298	8.1	1,390,195	1.7	8,096,493	9.8

70-79%	—	0.0	—	0.0	—	0.0
Subtotal <80%	6,706,298	8.1	1,390,195	1.7	8,096,493	9.8

≥80%	—	0.0	—	0.0	—	0.0

Total	$6,706,298	8.1%	$1,390,195	1.7%	$8,096,493	9.8%

(2)	LTV classifications in the table above are based on the partnership’s recorded investment in the loan.
(3)	Percent of secured loan principal - end of period.

Payments in arrears for non-performing secured loans (i.e., principal and interest payments past due 30 or more days) are presented in the following table as of December 31, 2020.

	Loans		Principal		Interest
	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	—	1	$—	$378	$—	$1,509	$1,887
90-179 days (4-6 payments)	1	4	376,613	854	—	$146,270	523,737
180 or more days (more than 6 payments)	1	1	1,200,000	29	105,000	$108,034	1,413,063
Total past due	2	6	$1,576,613	$1,261	$105,000	$255,813	$1,938,687

See Note 4 (Loans) to the financial statements included in Part II, Item 8 of this report for detailed presentations on the secured loan portfolio, payments in arears on non-performing loans, and on the allowance for loan losses.

Performance overview/net income 2020 v. 2019

Net income available to members as a percent of members’ capital, gross – average daily balance was 5.9% and 6.1% for the year ended December 31, 2020 and 2019, respectively. Net income decreased approximately $123,000 for year ended December 31, 2020 as compared to the same period in 2019.

Net interest income increased approximately $258,000 in line with the increase in the average daily balance of total secured loans, offset in part by the interest expense on the borrowings on the line of credit. Revenue from late fees approximated $27,000 for the year ended December 31, 2020, a decrease of approximately $25,000 compared to the year ended December 31, 2019. Gain on sale of loans approximated $87,000 and $21,000 for the years ended December 31, 2020 and 2019, respectively.

Operations expense increased approximately $509,000 primarily resulting from an increase in asset management fees paid year over year of approximately $263,000 (In June 2019, RMC began collecting from RMI IX the asset management fee of three quarters of one percent (0.75%) annually) and an increase in professional services and costs from RMC totaling approximately $233,000 (In the third quarter of 2020, RMC began collecting, in part, the reimbursement of costs attributable to RMI IX, and in both 2020 and 2019 RMC implemented methods with the cooperation of the providers of professional services to invoice the RMC-managed mortgage funds directly, or at least to segregate by fund the charges in the invoices for professional-services).

See “Analysis and discussion of income from operations 2020 v. 2019” below for additional detail.

Members’ capital decreased approximately $954,000 for the year ended December 31, 2020 as O&O expense allocated to members totaled approximately $321,000 and members’ redemptions exceeded the purchase of DRIP units by approximately $967,000. These reductions were partially offset by net income exceeding distributions by approximately $333,000 during the year ended December 31, 2020.

In March 2020, RMI IX entered into a revolving line of credit and term loan agreement (the loan agreement) with a bank pursuant to which RMI IX can borrow up to a maximum principal of $10 million subject to a borrowing base calculation. Amounts borrowed under the loan agreement are secured by a first priority security interest in the notes and deeds of trust of the pledged loans in the borrowing base. The loan agreement matures March 13, 2022 when all amounts outstanding are then due.

Analysis and discussion of income from operations 2020 v. 2019

Significant changes to revenue and expenses during 2020 and 2019 are summarized in the following table.

	Net Interest Income	(Recovery of) Provision for Loan Losses	Operations Expense	Net Income
For the years ended
December 31, 2020	$6,253,284	(75)	1,516,301	$4,850,562
December 31, 2019	5,994,790	87,000	1,006,908	4,973,712
Change	$258,494	(87,075)	509,393	$(123,150)

Change
Increase total secured loans principal - average daily balance	$800,935	—	19,627	$781,308
Effective yield rate	(238,818)	—	—	(238,818)
Increase members' capital - average daily balance	—	—	141,790	(141,790)
Interest on line of credit	(260,771)	—	—	(260,771)
Interest on notes receivable from related parties	(1,831)	—	—	(1,831)
Amortization of debt issuance costs	(41,021)	—	—	(41,021)
Late fees	—	—	—	(25,392)
Gain on sale, loans	—	—	—	66,066
Information technology for members' capital accounts invoiced directly	—	—	(50,453)	50,453
Tax compliance costs for members' capital accounts invoiced directly	—	—	19,801	(19,801)
RMC fees/costs reimbursements waived	—	—	404,216	(404,216)
Allowance for loan losses	—	(87,000)	—	87,000
Timing of services rendered	—	—	(6,358)	6,358
Other	—	(75)	(19,230)	19,305
Change	$258,494	(87,075)	509,393	$(123,150)

 The table above displays only significant changes to net income for the period, and is not intended to cross foot.

See Note 3 (Manager and Other Related Parties) to the financial statements included in Part II, Item 8 of this report for a detailed discussion on fees and cost reimbursements waived and costs absorbed by the manager.

Net interest income

Net interest income increased approximately $258,000 for the year ended December 31, 2020 compared to the same period in 2019. The increase in interest income of approximately $562,000 for the year ended December 31, 2020 was offset in part by increased interest expense of approximately $304,000 compared to the same period in 2019 due to draws made on the line of credit during 2020.

Foregone interest on non-accrual loans at December 31, 2020 was $62,821, an increase of approximately $59,000 compared to the same period in 2019.

Provision for loan losses/Allowance for loan losses

Generally, the company has not recorded a provision/allowance for loan losses as the secured loans have protective equity such that collection is deemed probable for all recorded amounts due on the loan.  There were no additions to the allowance made in 2020.

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

Operations expense

Significant changes to operations expense during 2020 and 2019, are summarized in the following table.

	Mortgage Servicing Fees	Asset Management Fees, net	Costs From RMC, net	Professional Services	Other	Total
For the years ended
December 31, 2020	$186,505	541,284	146,096	612,337	30,079	$1,516,301
December 31, 2019	166,878	278,103	—	524,940	36,987	1,006,908
Change	$19,627	263,181	146,096	87,397	(6,908)	$509,393

Change
Increase total secured loans principal - average daily balance	$19,627	—	—	—	—	$19,627
Increase members' capital - average daily balance	—	64,536	77,254	—	—	141,790
RMC fees/costs reimbursements waived	—	198,645	205,571	—	—	404,216
Information technology for members' capital accounts invoiced directly	—	—	(61,677)	11,224	—	(50,453)
Tax compliance costs for members' capital accounts invoiced directly	—	—	—	19,801	—	19,801
Timing of services rendered	—	—	—	(6,358)	—	(6,358)
Independent contractors engaged	—	—	(56,000)	56,000	—	—
Other	—	—	(19,052)	6,730	(6,908)	(19,230)
Change	$19,627	263,181	146,096	87,397	(6,908)	$509,393

Mortgage servicing fees

The increase in mortgage servicing fees for the year ended December 31, 2020 over the same period in 2019 of $19,627 was due to the increase in the average daily secured loan portfolio of approximately $8.8 million at the annual rate of 0.25%.

Asset management fees

For periods commencing June 1, 2019, RMI IX began paying RMC the asset management fee.

The increase in asset management fees chargeable is due to an increase in the members capital – end of period balance at December 31, 2019 compared to December 31, 2018. (See Note 3 (Manager and Other Related Parties) to the financial statements included in Part II, Item 8 of this report). The current year asset management fee is determined annually based on prior year end balances and is computed by subtracting from the then fair value of the company’s loans plus working capital reserves, an amount equal to the outstanding debt.

Costs from RMC, net

In the third quarter of 2020, RMI IX began reimbursing RMC, in part, for the cost of services attributable to RMI IX. RMC, at its sole discretion, had elected to waive the reimbursement for the year ended December 31, 2019.

Also in 2020 operating expense incurred by the manager for which reimbursement could have been requested (Costs from RMC) decreased due to independent contractors being engaged to perform services performed by employees of the manager in prior years.

Professional services

Professional services consist primarily of information technology, legal, audit and tax compliance (including tax advice, and return preparation), and consulting expenses.

The increase in professional services of $87,397 for the year ended December 31, 2020 over the same period in 2019 was due primarily to:

•	Tax compliance and advisory expenses increased by approximately $20,000 due to the true up accrual during the second quarter of 2020 for expenses relating to the preparation of members’ K1 tax forms.
•	Consulting/contractor fees increased approximately $56,000 due to independent contractors being engaged to perform services performed by employees of the manager in prior years.

Members’ capital, cash flows and liquidity

The table below shows cash flows by business activity at December 31, 2020 and 2019.

	2020	2019
Members’ capital
Earnings distributed to members, net of DRIP	$(2,166,119)	$(2,119,145)
Redemptions, net	(3,238,990)	(3,166,435)
Contributions by new members	—	2,682,081
Organization and offering expenses (paid) received, net	67,254	(89,259)
Formation loan, net	119,156	168,645
Earnings distributed to manager	—	(45,000)
Cash – members’ capital, net	(5,218,699)	(2,569,113)

Borrowings
Line of credit advances, net	10,000,000	—
Interest paid	(226,095)	—
Debt issuance costs paid	(109,526)	—
Promissory note received from related party	800,000	—
Promissory note repaid to related party	(800,000)	—
Cash – borrowings, net	9,664,379	—
Cash - members' capital and borrowings, net	4,445,680	(2,569,113)

Loan principal/advances/interest
Principal collected	36,357,649	44,597,043
Loans sold to non-affiliate, net	6,717,848	4,994,818
Loans transferred to related mortgage fund	237,002	—
Interest received, net	6,394,271	5,732,666
Late fees	26,491	52,797
Loans funded & advances, net	(51,847,641)	(58,052,653)
Loan acquired from related mortgage fund	(2,996,677)	—
Promissory note funded to related party	(850,000)	—
Promissory note repaid by related party	850,000	—
Cash – loans, net	(5,111,057)	(2,675,329)

Operations expense	(1,486,039)	(979,982)

Net change in cash	$(2,151,416)	$(6,224,424)
Cash, end of period	$2,299,113	$4,450,529

Earnings distributed to members

Income or loss is allocated among the members according to their respective capital accounts after one percent (1%) of income or loss is allocated to the manager. The monthly results are subject to subsequent adjustment as a result of quarterly and year-end accounting and reporting. Federal and state income taxes are the obligation of the members, other than the annual California franchise tax.

Cash available for distributions allocable to members, other than those participating in the distribution reinvestment plan (DRIP) and the manager, is distributed at the end of each calendar month. Cash available for distribution allocable to members who participate in the DRIP is used to purchase additional units at the end of each calendar month and hence is retained by the company. The manager’s allocable share of cash available for distribution is distributed not more frequently than cash distributions to members.

To determine the amount of cash to be distributed in any specific month, the company relies in part on its forecast of full year profits, which takes into account the difference between the forecasted and actual results for the year and the requirement to maintain a cash reserve.

The company’s net income, cash available for distribution, and net-distribution rate fluctuates depending on:

•	loan origination volume and the balance of capital available to lend;
•	the current and future interest rates negotiated with borrowers;
•	the timing and amount of gains received from loan sales, if any;
•	the timing and amount of fees and cost reimbursements to RMC;
•	the timing and amount of other operating expenses, including expenses for professional services;
•	the amount of financial support, if any, from RMC;
•	payments from RMC on the formation loan; and,
•	line of credit advances and repayments.

There is no requirement in our Operating Agreement that we meet a required level of distributions to members. The amount of distributions to members is determined by the manager based on financial results and cash available for distribution taking into consideration the need to maintain adequate cash balances to support ongoing operation. The manager has broad discretion to maintain adequate cash balances to support ongoing operations.

Redemptions of members’ capital

The Operating Agreement provides for a unit redemption program that contains significant restrictions limiting members’ ability to redeem units. The company has not established a cash reserve from which to fund redemptions. The company’s capacity to redeem units upon request is limited by the availability of cash and the company’s cash flow. The company redeems units quarterly and the maximum number of units which may be redeemed per quarter per individual member at the greater of (i) 100,000 units, or (ii) 25% of the member’s total outstanding units. Further, in any calendar year, the maximum number of units to be redeemed from all members at 5% (or in any calendar quarter at 1.25%) of the weighted average number of all units outstanding during the 12-month period immediately prior to the date of the redemption.

RMC, the manager, is granted the right, in its sole discretion, at any time, to reject any request for redemption, or to suspend or terminate the acceptance of new redemption requests without prior notice, or to terminate, suspend or amend the unit redemption program upon 30-day notice.

The table below sets forth redemptions of members’ capital for the years ended December 31, 2020 and 2019.

Redemptions	2020	2019
Without penalty	$2,663,969	$1,281,768
With penalty	605,872	1,966,714
Total	$3,269,841	$3,248,482

Early withdrawal penalties	$30,851	$111,551

At December 31, 2020, scheduled redemptions of members' capital were $887,466, all of which is scheduled for payment in 2021. Scheduled redemptions of $121,365 are subject to early withdrawal penalties as the members elected the accelerated payout options as permitted by the Operating Agreement.

Borrowings

Since the first borrowing in April 2020 the line of credit has had an average daily balance of approximately $7,347,576. The December 31, 2020 ending balance was $10,000,000.

See Note 5 (Line of Credit) to the financial statements included in Part II, Item 8 of this report for a detailed presentation of the activity and discussion of the terms and condition of the agreement.

Liquidity

The ongoing sources of funds are the proceeds from:

-	loan payoffs;
-	borrowers’ monthly principal and interest payments;
-	line of credit borrowings;
-	loan sales to unaffiliated third parties and loan transfers by assignment to related mortgage funds;
-	payments from RMC on the formation loan; and,
-	sale of units to members participating in the dividend reinvestment plan.

The company’s cash balances are planned to be maintained at levels sufficient to support on-going operations and satisfy obligations, without reducing loan fundings or suspending distributions or redemptions, although these options are available if future circumstances warrant. The manager will continue to utilize line of credit advances, loan assignments to related mortgage funds and loan sales to unaffiliated third parties to maintain liquidity of the company, while striving to fully deploy capital available to lend.

Contractual obligations, other than redemptions of members capital

At December 31, 2020, the company had no construction or rehabilitation loans outstanding.

Off-balance arrangements

At December 31, 2020, the company has no off-balance sheet arrangements as such arrangements are not permitted by the Operating Agreement.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8 – Financial Statements and Supplementary Data

The following financial statements of Redwood Mortgage Investors IX, LLC at and for the years ended December 31, 2020 and 2019 are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members

Redwood Mortgage Investors IX, LLC

San Mateo, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Redwood Mortgage Investors IX, LLC (a Delaware Limited Liability Company) (the “Company”) as of December 31, 2020 and 2019, the related statements of income, members’ capital, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Allowance for Loan Losses

As described in Notes 2 and 4 to the Company’s financial statements, the Company has a gross principal loan portfolio of $82.3 million and related allowance for loan losses of $0.06 million as of December 31, 2020. In calculating the allowance for loan losses, the Company primarily considers the fair value of collateral associated with non‐performing loans over 90 days past due. The evaluation of the fair value of the collateral involves significant estimates and subjective assumptions that require a high degree of management’s judgment.

We identified the determination of the allowance for loan losses specific to the non‐performing loans over 90 days past due to be a critical audit matter. In evaluating the fair value of collateral, management considers current economic conditions and loan to value ratios when assessing its allowance for loan losses.  Management’s preferred method for determining the fair value of collateral is the sales comparison method, which may yield different values depending on assumptions used including the consideration of adjustments made for any attributes specific to the real estate property as disclosed in Note 4.  Management’s determination of loan losses requires significant judgments in the fair value of collateral included in appraisals, brokers’ opinion of values, and publicly available information on market transactions. Auditing these significant judgments involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•	Evaluating whether changes in economic and real estate trends for the underlying property type and geographic location necessitate consideration in the calculation for the allowance for loan losses.
•	Considering the reasonableness of the loan to value ratio by evaluating the fair value of the underlying collateral.
•

Utilizing personnel with specialized knowledge and skills in real estate valuation to assist in assessing the appropriateness of the valuation methodologies, assessing the reasonableness of the comparable real estate sales transactions in the appraisals, and the reasonableness of adjustments made to the comparable real estate sales transactions in the appraisals in evaluating the fair value of the loan collateral.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2015.

San Francisco, California

March 31, 2021

REDWOOD MORTGAGE INVESTORS IX, LLC

Balance Sheets

December 31, 2020 and 2019

	December 31,	December 31,
ASSETS	2020	2019
Cash, in banks	$2,299,113	$4,450,529
Loan payments in trust	130,898	68,920
Loans
Principal	82,274,807	70,660,284
Advances	14,331	14,040
Accrued interest	683,975	611,226
Loan balances secured by deeds of trust	82,973,113	71,285,550
Allowance for loan losses	(55,000)	(87,000)
Loan balances secured by deeds of trust, net	82,918,113	71,198,550

Debt issuance costs, net	68,506	—
Total assets	$85,416,630	$75,717,999

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities	$99,516	$36,933
Payable to related party (Note 3)	4,185	—
Line of credit	10,000,000	—
Total liabilities	10,103,701	36,933

Commitments and contingencies (Note 6)

Members’ capital, net	79,124,948	79,629,130
Receivable from manager (formation loan)	(3,812,019)	(3,948,064)
Members’ capital, net of formation loan	75,312,929	75,681,066
Total liabilities and members’ capital	$85,416,630	$75,717,999

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Income

For the Years Ended December 31, 2020 and 2019

	2020	2019
Revenue
Interest income	$6,556,907	$5,994,790
Interest expense	(303,623)	—
Net interest income	6,253,284	5,994,790
Late fees	26,605	51,997
Gain on sale, loans	86,899	20,833
Total revenue, net	6,366,788	6,067,620

(Recovery of) provision for loan losses	(75)	87,000

Operations expense
Mortgage servicing fees	186,505	166,878
Asset management fees, net (Note 3)	541,284	278,103
Costs from Redwood Mortgage Corp., net (Note 3)	146,096	—
Professional services	612,337	524,940
Other	30,079	36,987
Total operations expense	1,516,301	1,006,908
Net income	$4,850,562	$4,973,712

Net income
Members (99%)	$4,802,056	$4,923,975
Manager (1%)	48,506	49,737
	$4,850,562	$4,973,712

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Changes in Members’ Capital

For the Years Ended December 31, 2020 and 2019

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at December 31, 2019	$81,755,930	$133,268	$(2,260,068)	$79,629,130
Net income	4,802,056	48,506	—	4,850,562
Earnings distributed to members	(4,469,443)	—	—	(4,469,443)
Earnings distributed used in DRIP	2,303,324	—	—	2,303,324
Members’ redemptions	(3,269,841)	—	—	(3,269,841)
Organization and offering expenses allocated	(320,570)	—	320,570	—
Organization and offering expenses repaid by RMC	—	—	67,254	67,254
Early withdrawal penalties	—	—	13,962	13,962
Balance at December 31, 2020	$80,801,456	$181,774	$(1,858,282)	$79,124,948

		Members' Capital, net
	Investors In Applicant Status	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at December 31, 2018	$651,500	$79,198,453	$125,200	$(2,519,458)	$76,804,195
Contributions on application	2,666,508	—	—	—	—
Contributions admitted to members' capital	(3,318,008)	3,318,008	3,331	—	3,321,339
Premiums paid on application by RMC	12,355	—	—	—	—
Premiums admitted to members' capital	(12,355)	12,355	—	—	12,355
Net income	—	4,923,975	49,737	—	4,973,712
Earnings distributed to members	—	(4,534,952)	(45,000)	—	(4,579,952)
Earnings distributed used in DRIP	—	2,415,807	—	—	2,415,807
Members’ redemptions	—	(3,248,482)	—	—	(3,248,482)
Organization and offering expenses	—	—	—	(185,332)	(185,332)
Organization and offering expenses allocated	—	(329,234)	—	329,234	—
Organization and offering expenses repaid by RMC	—	—	—	96,073	96,073
Early withdrawal penalties	—	—	—	19,415	19,415
Balance at December 31, 2019	$—	$81,755,930	$133,268	$(2,260,068)	$79,629,130

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Years Ended December 31, 2020 and 2019

	2020	2019
Operations
Interest income received	$6,394,271	$5,732,666
Interest expense paid	(226,095)	—
Late fees and other loan income	26,491	52,797
Operations expense	(1,486,039)	(979,982)
Total cash provided by operations	4,708,628	4,805,481
Investing – loans
Loans funded	(51,847,350)	(58,051,600)
Principal collected	36,357,649	44,597,043
Loans sold to non-affiliate, net	6,717,848	4,994,818
Loan transferred from related mortgage fund	(2,996,677)	—
Loans transferred to related mortgage funds	237,002	—
Advances made on loans	(291)	(1,053)
Promissory note funded to related party	(850,000)	—
Promissory note repaid by related party	850,000	—
Total cash used in investing	(11,531,819)	(8,460,792)
Financing
Members' capital
Distributions to members
Earnings distributed, net of DRIP	(2,166,119)	(2,119,145)
Earnings distributed to manager	—	(45,000)
Redemptions, net of early withdrawal penalties	(3,238,990)	(3,166,435)
Total distributions to members	(5,405,109)	(5,330,580)
Contributions by members, net
Contributions by new members	—	2,682,081
Organization and offering expenses received (paid), net	67,254	(89,259)
Formation loan funding	—	(186,656)
Formation loan collected	119,156	355,301
Total contributions by members, net	186,410	2,761,467
Cash distributed to members, net	(5,218,699)	(2,569,113)
Promissory note received from related party	800,000	—
Promissory note repaid to related party	(800,000)	—
Line of credit
Advances	24,180,110	—
Repayments	(14,180,110)	—
Debt issuance costs	(109,526)	—
Cash from line of credit	9,890,474	—
Total cash provided by (used in) financing	4,671,775	(2,569,113)
Net decrease in cash	(2,151,416)	(6,224,424)
Cash, beginning of period	4,450,529	10,674,953
Cash, end of period	$2,299,113	$4,450,529

Non-cash financing activity for the years ended December 31, 2020 and 2019 includes early withdrawal penalties of $30,851 and $82,047, respectively.  Early withdrawal penalties reduced members’ capital and were applied to unallocated O&O $13,962 and $19,415, respectively, and the formation loan $16,889 and $62,632, respectively.

Non-cash financing activity for the year ended December 31, 2019 includes investors in applicant status amounts totaling $651,500 representing cash amounts received in 2018 but not admitted until 2019.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Years Ended December 31, 2020 and 2019

Reconciliation of net income to total cash provided by operations

	2020	2019
Net income	$4,850,562	$4,973,712
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale, loans	(86,899)	(20,833)
Charge off of accrued interest	(11,857)	—
Amortization of debt issuance costs	41,021	—
(Recovery of) provision for loan losses	(75)	87,000
Change in operating assets and liabilities
Accrued interest	(150,892)	(262,124)
Accounts payable and accrued liabilities	62,583	27,726
Payable to related parties	4,185	—
Total adjustments	(141,934)	(168,231)
Total cash provided by operations	$4,708,628	$4,805,481

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2020 and 2019

NOTE 1 – ORGANIZATION AND GENERAL

Redwood Mortgage Investors IX, LLC (“RMI IX” or the “company”) is a Delaware limited liability company formed in October 2008 to engage in business as a mortgage lender and investor by making and holding-for-investment mortgage loans secured by California real estate, primarily through first and second deeds of trust.

The company is externally managed by Redwood Mortgage Corp (“RMC” or the “manager”). The manager is solely responsible for managing the business and affairs of the company, subject to the voting rights of the members on specified matters. The manager acting alone has the power and authority to act for and bind the company. RMC provides the personnel and services necessary for the company to conduct its business as the company has no employees of its own. The mortgage loans the company funds and/or invests in are arranged and generally are serviced by RMC.

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

•	generate and distribute cash flow from these mortgage lending and investing activities.

The ongoing sources of funds for loans are the proceeds (net of redemption of members’ capital and operating expenses) from:

•	loan payoffs;
•	borrowers’ monthly principal and interest payments;
•	line of credit advances;
•	loan sales to unaffiliated third parties and loan transfers by executed assignment to related mortgage funds;
•	payments from RMC on the outstanding balance of the formation loan; and
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

December 31, 2020 and 2019

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

Cash available for distributions allocable to members, other than those participating in the DRIP and the manager, is distributed at each month-end.  Cash available for distributions allocable to members participating in the DRIP is distributed and reinvested to acquire DRIP units also at each month end. Cash available for distribution allocable to the manager is distributed periodically, but not sooner or more frequently than cash distributions to members.

To determine the amount of cash to be distributed in any specific month, the company relies in part on its forecast of full year profits, which takes into account the difference between the forecasted and actual results in the year and the requirement to maintain a cash reserve.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2020 and 2019

The company’s net income, cash available for distribution, and net-distribution rate fluctuates depending on:

•	loan origination volume and the balance of capital available to lend;
•	the current and future interest rates negotiated with borrowers;
•	the timing and amount of gains received from loan sales, if any;
•	the amount and timing of fees and cost reimbursements to RMC;
•	the amount and timing of other operating expenses, including expenses for professional services;
•	the amount of financial support, if any, from RMC;
•	payments from RMC on the outstanding balance of the formation loan; and,
•	the amount and timing of line of credit advances and repayments.

Federal and state income taxes are the obligation of the members, other than the annual California franchise tax.

COVID-19

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Since that time, COVID-19 has spread throughout the United States, including in the California regions and markets in which the company lends. In response, national, state, and local governments took, and are expected to continue to take, various actions to slow the spread of COVID-19. These actions substantially limited the operation of non-essential businesses and the activities of individuals throughout 2020 and into 2021 causing a significant adverse effect on the global, US, and California economies as well as disruption to the financial and real estate markets. Despite the recent re-openings of businesses in California and improvement in the economy in recent months, economic activity remains far below its pre-pandemic level and unemployment remains elevated.  The ultimate effect of COVID-19 on the California real estate markets and the broader economy is not known nor is the ultimate length of time California and other regions will be subject to the restrictions to curb the spread of COVID-19.

As of December 31, 2020, the company has not experienced a significant increase in the number of borrowers delaying payments compared to December 31, 2019. The requests for delay in payments or payment relief may not be indicative of requests in any future period. A worsening of future cash flows from borrower missed or delayed payments could result in the company experiencing an increase in loans being designated non-accrual and an increase in payments in arrears and possibly foreclosures. However, as the company generally lends at loan to value ratios below 70% and there have generally been no significant declines in California real estate market prices, the company has not increased its allowance for loan losses during the year ended December 31, 2020.

During the first half of 2020, as a result of the disruptions caused by the pandemic, the company experienced a manageable increase in delinquencies and requests for forbearance agreements from borrowers. Market conditions, regulatory restrictions on our enforcement rights with respect to loans in default, delays in foreclosure proceedings, including moratoriums in some jurisdictions, and backlogs in the courts increased the timeline to resolve non-performing and /or maturing loans.  The majority of borrowers continued to make monthly payments and negotiated in good faith, resulting in extensions on terms consistent with the original loan terms. Delays in repayment of maturing loans and/or sales of properties acquired by foreclosure reduce the company’s capital available for future loan originations and for redemptions of units.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2020 and 2019

The continued spread of COVID-19 or any other similar outbreaks in the future and the continued impact on social interaction, economies and financial markets may have significant adverse effects on (i) California real estate markets and thereby the company’s business, financial condition and result of operations due to the possibility of some borrowers having a reduced capacity and/or commitment to make principal and interest payments (ii) a decrease in the volume of loans funded and (iii) a decline in the values of the California real properties that serve as collateral for the loans. Declines in the value of real estate may lead to increases in the allowance for loan losses. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which may lower the interest rate charged by banks and other competitors of the manager for real estate secured loans and which may reduce loan originations and increase loan payoffs. An increase in loan payoffs may negatively affect interest income and, therefore, earnings, financial condition and results of operations of the company since new loans to replace the payoffs may be at lower interest rates. The extent of the impact of the COVID-19 pandemic on the company’s capital, liquidity, and other financial positions and on the company’s business, results of operation and prospects will depend on a number of evolving factors, including:

•

COVID-19 has not yet been contained and could continue to affect more households and businesses. The development and increasing distribution of vaccines for the virus appear to be having a positive impact on businesses and the economy; however, there is no way to predict when or if an economic recovery from the pandemic will occur and if such a recovery will be sustained over time.

•

Many governmental and nongovernmental authorities initially responded to COVID-19 by curtailing household and business activity as a containment measure while simultaneously deploying fiscal and monetary policy measures to partially mitigate the adverse effects on individual households and businesses.  Although this response slowed the rate of spread of COVID-19 and supported economic stability, the potential exists for further resurgence to occur. Even with COVID-19 vaccinations having begun, national, California and local economies and real estate markets could suffer further disruptions that are lasting.

•	Continued disruptions in the workforce and economy may affect the ability of the borrowers to make loan payments or to otherwise perform in accordance with their loan terms.
•	Key personnel of the manager may become incapacitated by the COVID-19 virus adversely impacting the business.
•	The ability to enforce loan terms through foreclosure may be adversely affected by limitations or moratoriums on foreclosures enacted by state or local authorities to address the impacts of COVID-19.
•	Loans secured by rental properties may be adversely impacted by restrictions or moratoriums on evictions enacted by federal, state or local authorities to address the impacts of COVID-19.

Given the ongoing and dynamic nature of the circumstances, it is not possible to predict or estimate the future impact of the COVID-19 outbreak on the financial condition or results of operations and liquidity of the company. While the company has not incurred material disruptions to date, the rapid developments and fluidity of COVID-19 may cause the manager to adjust its lending parameters and investment strategy. The manager is continuing to monitor this situation and will adjust its response in concert with federal, California and local health officials and governmental authorities to protect the health and safety of its employees and to respond to changes in the real estate markets that it serves.

On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security (CARES) Act” was signed into law. The CARES Act includes various measures to provide relief to companies. At the time of issuance of the company’s financial statements, the manager has not taken and does not expect to take advantage of any measures under the CARES Act.  Although the manager does not expect the CARES Act to have a direct impact on the company, it may have an indirect impact on the company’s borrowers and its manager.

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

December 31, 2020 and 2019

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

Distribution reinvestment plan (“DRIP”)/Unit sale

In May 2019, the company filed a Registration Statement on Form S-3 with the SEC (SEC File No. 333-231333) that went effective May 9, 2019, to offer up to 15,000,000 units ($15,000,000) to members of record as of April 30, 2019 who had previously elected to participate in the DRIP, or who later provide written notice to the manager electing to participate in the DRIP, and who reside in those states in which approval has been obtained.

As of December 31, 2020, the gross proceeds from sales of units to members under our DRIP pursuant to the May 2019 Form S-3 Registration Statement is approximately $3,917,000.

The gross proceeds from the sale of the units are and were used to make additional loans; to fund working capital reserves; and for gross proceeds from unit sales to new members, which offerings ended April 30, 2020, to advance funds to RMC to pay to commissions to broker-dealers.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2020 and 2019

Unit sales – commissions paid to broker-dealers/formation loan

Commissions for unit sales to new members were paid to broker-dealers (“B/D sales commissions”) by RMC and were not paid directly by the company out of offering proceeds. Instead, the company advanced to RMC, amounts sufficient to pay the B/D sales commissions and premiums paid to investors up to seven percent (7%) of sales proceeds. The resulting receivable from RMC is unsecured, and non-interest bearing and is referred to as the “formation loan.” RMC is required to make annual payments sufficient to repay in full by the end of the term of the company.

Term of the company

The term of the company will continue until 2028, unless sooner terminated as provided in the Operating Agreement or extended by majority vote of the members.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Reclassifications

Certain reclassifications, not affecting previously reported net income or total members’ capital, have been made to the previously issued financial statements to conform the current period presentation.

Management estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Such estimates involve significant level of uncertainty and have had or are reasonably likely to have a material impact on the company’s financial condition or results of operations. Such estimates relate principally to the determination of the allowance for loan losses, including, when applicable, the valuation of impaired loans (which itself requires determining the fair value of the collateral), and the valuation of real estate owned, at acquisition and subsequently. Actual results could differ materially from these estimates.

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

December 31, 2020 and 2019

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

The fair value of real property is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values and publicly available information on in-market transactions. Appraisals of commercial real property generally present three approaches to estimating value: 1) market comparables or sales approach; 2) cost to replace; and 3) capitalized cash flows or income approach. These approaches may or may not result in a common, single value. The market-comparables approach may yield several different values depending on certain basic assumptions, including the consideration of adjustments made for any attributes specific to the real estate property.

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

Cash in banks

At December 31, 2020, certain of the company’s cash balances in banks exceed federally insured limits of $250,000. The bank or banks in which funds are deposited are reviewed periodically for their general creditworthiness/investment grade credit rating. See Note 5 (Line of Credit) for compensating balance arrangements.

Loans and interest income

Performing loans are carried at amortized cost, which is generally equal to the unpaid principal balance (principal). Management has discretion to pay amounts (advances) to third parties on behalf of borrowers to protect the company’s interest in the loan. Advances include, but are not limited to, the payment of interest and principal on a senior lien to prevent foreclosure by the senior lien holder, property taxes, insurance premiums and attorney fees. Advances generally are stated at the amounts paid out on the borrower’s behalf and any accrued interest on amounts paid out, until repaid by the borrower. For performing loans, interest is accrued daily on the principal plus advances, if any.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2020 and 2019

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

In the normal course of the company’s operations, performing loans that mature may be renewed at then current market rates and terms for new loans.

From time to time, the manager negotiates and enters into loan modifications with borrowers whose loans are delinquent (non-performing). If a loan modification were to result in an economic concession to the borrower (i.e., a significant delay or reduction in cash flows compared to the original note), the modification is deemed a troubled debt restructuring (“TDR”).

In March 2020, various federal regulatory agencies issued an interagency statement on loan modifications and reporting for financial institutions working with borrowers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. In December 2020, the guidance was further extended to modifications until January 1, 2022. The agencies confirmed with the staff of the Financial Accounting Standards Board (“FASB”) that short-term modifications made on a good faith basis in response to COVID- 19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. As of December 31, 2020, the company had not made any loan modifications under this guidance.

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

If based upon current information and events, it is probable the company will not collect substantially all amounts due according to the contractual terms of the original loan agreement, then a loan is designated as impaired. An insignificant delay or insignificant shortfall in the amount of payments does not constitute non-performance with the contractual terms of the original loan agreement if the manager expects to collect the amounts due including interest accrued at the contractual interest rate for the period of delay.  In determining the probability that the borrower will not substantially perform according to the terms of the original loan agreement, the manager considers the following factors:

-	Payment status – if payments are in arrears 90+ days (typically 3 payments past due) loans are designated impaired unless resolution of the delinquency is forthcoming without significant delay.
-	Bankruptcy – if the borrower files bankruptcy, the loan is designated impaired.
-	Notice of sale – if the company files a notice of sale, the loan is designated impaired.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2020 and 2019

Payments on impaired loans are applied in the following order: late fees, accrued interest, advances, and lastly to principal.

A provision for loan losses to adjust the allowance for loan losses (principal and/or recorded interest) is made in an amount such that the net carrying amount (unpaid principal less the specific allowance) is reduced to the lower of the loan balance or the estimated fair value of the related collateral, net of any costs to sell in arriving at net realizable value and net of any senior loans.

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

Real estate owned (“REO”)

Real estate owned, or REO, is property acquired in full or partial settlement of loan obligations, generally through foreclosure, and is recorded at acquisition at property’s net realizable value, which is the fair value less estimated costs to sell, as applicable. The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers. The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent valuation reserves. After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. REO is analyzed periodically for changes in fair values and any subsequent write down is charged to operations expenses as an adjustment to the valuation allowance. Any recovery in the fair value subsequent to such a write down is recorded and is not to exceed the value recorded at acquisition. Recognition of gains or losses on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

Debt issuance costs

Debt issuance costs are the fees and commissions incurred in the course of obtaining a line of credit for services from banks, law firms and other professionals and are amortized on a straight-line basis, which approximates the interest method, as interest expense over the term of the line of credit.

Recently issued accounting pronouncements

-Accounting and Financial reporting for Expected Credit Losses

The FASB issued an Accounting Standards Update (“ASU”) that significantly changes how entities will account for credit losses for most financial assets that are not measured at fair value through net income. The new standard will supersede currently in effect guidance and applies to all entities. Entities will be required to use a current expected credit loss (“CECL”) model to estimate credit impairment. This estimate will be forward-looking, meaning management will be required to use not only historical trends and current conditions, but must also consider forecasts about future economic conditions to determine the expected credit loss over the remaining life of an instrument. This will be a significant change from the current incurred credit loss model, and generally may result in allowances being recognized in earlier periods than under the current credit loss model. The ASU is effective for smaller reporting companies for interim and annual reporting periods in 2023.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2020 and 2019

RMI IX invests in real estate secured loans made with the expectation that the possibility of credit losses is remote as a result of substantial protective equity provided by the underlying collateral. The real estate secured programs and low loan-to-value ratios have caused the Company to expect that the adoption of the CECL model from the incurred loss models presently in use as to credit loss recognition will likely not materially impact the reported results of operations or financial position. However, the impact, if any, upon adoption will be dependent upon the facts and circumstances relating to the company’s loans at that date.

-Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, provides temporary optional expedients for various agreements and contracts that utilize the London Interbank Offered Rate (“LIBOR”) as the benchmark reference rate. The relief generally applies to eligible modifications of contractual terms that change (or have the potential to change) the amount or timing of contractual cash flows related to replacement of a reference rate. The relief allows such modifications to be accounted for as continuations of existing contracts without additional analysis. As the guidance in ASU 2020-04 is intended to assist entities during the global market-wide reference rate transition period, it is in effect from March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of the potential discontinuance of LIBOR in relation to the company’s line of credit and has not yet adopted the optional relief.

NOTE 3 – MANAGER AND OTHER RELATED PARTIES

The Operating Agreement provides for compensation to the manager, and for the reimbursement of qualifying costs as detailed below. RMC is entitled to 1% of the net income or loss of the company.

Since commencement of operations in 2009, at its sole discretion, RMC has provided significant fee and cost-reimbursement waivers to the company which increased the net income, cash available for distribution, and the net-distribution rate, by:

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

In April 2018, RMC ceased absorbing, and RMI IX began recording and paying, the operations expense for professional-service fees (primarily legal and audit/tax compliance) and costs invoiced to RMC but identifiable as RMI IX expenses (postage, printing etc.). In 2019, RMC arranged for RMI IX to be invoiced directly for the fees from an independent service bureau for information technology relating to the recordkeeping and reporting for the accounts of individual investors and their corresponding member accounts. In prior years these fees were invoiced to RMC and then billed to RMI IX through the cost-reimbursement. In June 2019, RMC began collecting from RMI IX the asset management fee of three quarters of one percent annually (0.75%) and in the third quarter of 2020, RMC began collecting, in part, the reimbursement of costs attributable to RMI IX.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2020 and 2019

Loan administrative fees, asset management fees, and costs from RMC, and the amounts waived by RMC for the year ended December 31, 2020 is presented in the following table.

	Loan Admin Fees	Asset Management Fee	Costs from RMC	Total
Chargeable/reimbursable	$518,474	$541,284	$598,389	$1,658,147
Amounts waived by RMC	(518,474)	—	(452,293)	(970,767)
Net charged	$—	$541,284	$146,096	$687,380

Loan administrative fees, asset management fees, and costs from RMC, and the amounts waived by RMC for the year ended December 31, 2019 is presented in the following table.

	Loan Admin Fees	Asset Management Fee	Costs from RMC	Total
Chargeable/reimbursable	$580,516	$476,748	$657,864	$1,715,128
Amounts waived by RMC	(580,516)	(198,645)	(657,864)	(1,437,025)
Net charged	$—	$278,103	$—	$278,103

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

Costs from RMC

The manager is entitled to request reimbursement by the company for operations expense incurred on behalf of the company, including without limitation, accounting, tax and data processing, postage, preparation of reports to members and out-of-pocket general and administration expenses. Certain of these qualifying costs (e.g., postage) can be tracked by RMC as specifically attributable to the company. Other costs (e.g., RMC’s accounting and audit fees, legal fees and expenses, qualifying payroll expenses, occupancy, and insurance premium) are allocated on a pro-rata basis (e.g., by the company’s percentage of total capital of all mortgage funds managed by RMC). Payroll and consulting fees are allocated first based on activity, and then to the company on a pro-rata basis based on percentage of capital to the total capital of all related mortgage funds managed by RMC.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2020 and 2019

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

Formation loan

Formation loan transactions are presented in the following table.

	2020	2019
Balance at January 1,	$3,948,064	$4,179,343
Formation loan advances to RMC	—	186,656
Payments received from RMC	(119,156)	(355,301)
Early withdrawal penalties applied	(16,889)	(62,634)
Balance at December 31,	$3,812,019	$3,948,064

RMC is repaying the formation loan such that the formation loan is paid in full on December 31, 2027, and prior to the end of the term of the company in 2028. Beginning December 31, 2020, RMC will make quarterly payments of principal, without interest, of $123,377, less early withdrawal penalties until such time – in the opinion of the manager -as the market uncertainties resulting from the COVID-19 pandemic are substantially resolved and loan brokerage commissions earned by the manager on new loan originations return to pre-pandemic levels.  Annual payments of $493,508 are expected to resume by December 2022. The primary source of repayment of the formation loan are the loan brokerage commissions earned by RMC. The formation loan is forgiven if the manager is removed and RMC is no longer receiving payments for services rendered.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2020 and 2019

Member capital redemptions

The table below presents the company’s unit redemptions for the years ended December 31, 2020 and 2019.

Redemptions	2020	2019
Without penalty	$2,663,969	$1,281,768
With penalty	605,872	1,966,714
Total	$3,269,841	$3,248,482

Early withdrawal penalties	$30,851	$111,551

At December 31, 2020, scheduled redemptions of members' capital were $887,466, all of which is scheduled for payment in 2021.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2020 and 2019

Unallocated O&O transactions are summarized in the following table.

	2020	2019
Balance, January 1	$2,260,068	$2,519,458
O&O expenses reimbursed to RMC	—	185,332
Early withdrawal penalties applied (1)	(13,962)	(19,415)
O&O expenses allocated(2)	(320,570)	(329,234)
O&O expenses repaid to Members' Capital by RMC(3)	(67,254)	(96,073)
Balance, December 31	$1,858,282	$2,260,068

(1)

Beginning July 1, 2019, the O&O expenses component of early withdrawal penalties are applied as a reduction to O&O expenses to be repaid by RMC to members’ capital on scheduled redemptions. The amounts credited are determined by the ratio between the amount of the formation loan and the amount of offering costs incurred by the company. Prior to June 30, 2019, early withdrawal penalties collected were applied to the next installment of principal due under the formation loan and to reduce the amount owed to RMC for O&O expenses.

(2)	Beginning in 2016, O&O expenses reimbursed to RMC by the company are allocated to members’ capital accounts over 40 quarters.
(3)

RMC is obligated under the Operating Agreement to repay the company for unallocated O&O expenses attributed to members’ capital accounts if the member redeems prior to the 40 quarterly allocations. RMC estimated its future obligations to repay unallocated O&O expenses on scheduled redemptions as of December 31, 2020, to be approximately $18,000, which is expected to be offset by early withdrawal penalties.

Other related party transactions

-Payable to/receivable from related parties- From time to time, in the normal course of business operations, the company may have payables to and/or receivables from related parties. At December 31, 2020 the payable to related parties balance consisted of accounts payable and cost reimbursements to the manager and related mortgage fund of $6,452, which was partially offset by a receivable of $2,267 due from the manager and related mortgage fund. The receivable was received from the manager and the payable was paid to the manager in March 2021.

- Loan transactions with related parties- In the ordinary course of business, performing loans may be transferred by executed assignment, in-part or in-full, between the RMC managed mortgage funds at par which approximates market value. In 2020, a related mortgage fund transferred to the company two performing loans with an aggregate principal of approximately $2,997,000 in-full at par value, which approximates fair value. The company paid cash for the loans and the related mortgage fund has no continuing obligation or involvement with the loans.

In 2020, the company transferred to a related mortgage fund one performing loan with principal of approximately $237,000 in-full at par value, which approximates fair value. The related mortgage fund paid cash for the loan and the company has no continuing obligation or involvement with the loan.

No loans were transferred between the related mortgage funds in 2019.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2020 and 2019

-Promissory note receivable from related party (RMI VIII) - On September 30, 2020, RMI IX lent $850,000 to Redwood Mortgage Investors, VIII (RMI VIII) secured by the net cash flow payable on two mortgage loans totaling approximately $2,331,000 each of which were designated by RMI VIII as held for sale and expected to be sold to a third-party purchaser prior to November 30, 2020. Interest on the note accrued at a rate equal to RMI IX’s pro rata share of the weighted average interest payable on the held for sale loans through a term ending on the earlier of: (i) the closing of the purchase of the held for sale loans; and (ii) November 30, 2020. The note from RMI VIII was secured by all proceeds payable to RMI VIII upon the sale or repayment of the loans net of any amounts outstanding by RMI VIII on its line of credit secured by the loans. On October 14, 2020, RMI VIII repaid the note plus $2,700 in interest to RMI IX.

-Promissory note payable to related party (RMI VIII) - On October 19, 2020, RMI IX borrowed $800,000 from RMI VIII secured by the net cash flow payable on five mortgage loans totaling approximately $7,535,000 each of which were designated by RMI IX as held for sale and expected to be sold to a third party purchaser prior to November 30, 2020. Interest on the note accrued at a rate equal to RMI VIII’s pro rata share of the weighted average interest payable on the held for sale loans through a term ending on the earlier of: (i) the closing of the purchase of the held for sale loans; and (ii) November 30, 2020. The note was secured by all proceeds payable to RMI IX upon the sale or repayment of the loans net of any amounts outstanding by RMI IX on its line of credit secured by the loans. On October 30, 2020, RMI IX repaid the note plus $1,831 in interest.

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years. Loans acquired are generally done so within the first six months of origination and purchased at the current par value, which approximates fair value. See Note 3 (Manager and Other Related Parties) for a description of loans transferred by executed assignments between the related mortgage funds.

As of December 31, 2020, 77 loans (representing 97% of the aggregate principal of the company’s loan portfolio) have a loan term of five years or less. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment penalty provision.

As of December 31, 2020, 50 loans outstanding (representing 34% of the aggregate principal balance of the company’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization schedule, with the remaining principal balance due at maturity. The remaining loans provide for monthly payments of interest only, with the principal balance due at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table.

	2020	2019
Principal, beginning of period	$70,660,284	$62,115,713
Loans funded	51,847,350	58,051,600
Principal collected	(36,369,655)	(44,597,043)
Loan transferred from related mortgage fund	2,996,677	—
Loans transferred to related mortgage fund	(237,002)	—
Loans sold to non-affiliate	(6,602,779)	(4,909,986)
Charged off	(20,068)	—
Principal, December 31	$82,274,807	$70,660,284

During 2020 the company renewed 20 loans with aggregate principal of approximately $14,144,000 and during 2019 the company renewed eight loans with aggregated principal of approximately $5,195,000, which are not included in the activity shown in the table above. The loans were current and deemed well collateralized at the time they were extended.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2020 and 2019

Pursuant to California regulatory requirements, borrower payments are deposited into a trust account established by RMC with an independent bank (and are presented on the balance sheet as “Loan payments in trust”). Funds are disbursed to the company as collected which can range from same day for wire transfers and up to two weeks after deposit for checks. Loan payments in trust at December 31, 2020 were disbursed to the company’s account by January 15, 2021. Loan payments in trust at December 31, 2019 were disbursed to the company’s account by January 23, 2020.

The company funds loans with the intent to hold the loans until maturity, although from time to time the company may sell certain loans when the manager determines it to be in the best interest of the company.

•

In December 2020, 4 loans with an aggregate principal of $6,122,779 and accrued interest of $28,171 were sold to an unaffiliated third party. After commissions to third parties the company recognized a gain of approximately $87,000.

•	In September 2020, a loan with principal of $480,000, was sold to an unaffiliated third party, for an amount that approximated the loan balance at the time of sale.
•

    In September 2019, a loan with principal of $500,000, that had been designated as impaired, was sold to an unaffiliated third party which specializes in the resolution of such loans. There was no gain or loss recognized upon sale.

•	In July 2019, 8 loans with aggregate principal of $4,273,346 and accrued interest of $31,830 were sold to an unaffiliated third party, at a price that netted an immaterial gain.
•	In March 2019, a loan with principal of $136,640, was sold to an unaffiliated third party, for an amount that approximated the loan balance at the time of sale.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2020 and 2019

Loan characteristics

Secured loans had the characteristics presented in the following table.

	December 31,	December 31,
	2020	2019
Number of secured loans	82	77
Secured loans – principal	$82,274,807	$70,660,284
Secured loans – lowest interest rate (fixed)	6.8%	7.8%
Secured loans – highest interest rate (fixed)	10.5%	10.5%

Average secured loan – principal	$1,003,351	$917,666
Average principal as percent of total principal	1.2%	1.3%
Average principal as percent of members’ capital, net	1.3%	1.2%
Average principal as percent of total assets	1.2%	1.2%

Largest secured loan – principal	$6,735,000	$6,735,000
Largest principal as percent of total principal	8.2%	9.5%
Largest principal as percent of members’ capital, net	8.5%	8.5%
Largest principal as percent of total assets	7.9%	8.9%

Smallest secured loan – principal	$104,378	$125,656
Smallest principal as percent of total principal	0.1%	0.2%
Smallest principal as percent of members’ capital, net	0.1%	0.2%
Smallest principal as percent of total assets	0.1%	0.2%

Number of California counties where security is located	14	17
Largest percentage of principal in one California county	28.2%	27.0%

As of December 31, 2020, the company’s largest loan with principal of $6,735,000 is secured by an office building located in Santa Clara county, bears an interest rate of 8.25% and matures on October 1, 2021.

As of December 31, 2020, the company had no commitments to lend outstanding and had no construction or rehabilitation loans outstanding.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2020 and 2019

Lien position

Secured loans had the lien positions in the following table.

	December 31, 2020			December 31, 2019
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	56	$61,066,097	74%	42	$42,712,037	60%
Second trust deeds	26	21,208,710	26	35	27,948,247	40
Total principal, secured loans	82	82,274,807	100%	77	70,660,284	100%
Liens due other lenders at loan closing		45,206,740			54,062,023
Total debt		$127,481,547			$124,722,307

Appraised property value at loan closing		$251,970,000			$237,453,000

Percent of total debt to appraised values (LTV) at loan closing(1)		55.6%			55.3%
(1)

Based on appraised values and liens due to other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing nor does it include decreases or increases of the amount of senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table.

	December 31, 2020			December 31, 2019
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	47	$30,297,525	37%	53	$32,361,343	46%
Multi-family	8	8,285,157	10	9	9,219,497	13
Commercial	27	43,692,125	53	15	29,079,444	41
Total principal, secured loans	82	$82,274,807	100%	77	$70,660,284	100%
(2)

Single family property type as of December 31, 2020 consists of 8 loans with principal of $5,565,052 that are owner occupied and 39 loans with principal of $24,732,473 that are non-owner occupied. At December 31, 2019, single family property consisted of 11 loans with principal of $6,236,571 that are owner occupied and 42 loans with principal $26,124,772 that are non-owner occupied.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2020 and 2019

Distribution of loans in California

The distribution of secured loans by counties is presented in the following table.

	December 31, 2020		December 31, 2019
	Principal	Percent	Principal	Percent
San Francisco Bay Area(3)
Santa Clara	$23,205,654	28.2%	$19,064,638	27.0%
San Francisco	11,339,546	13.8	7,735,173	10.9
San Mateo	6,878,086	8.4	10,837,195	15.3
Alameda	6,790,814	8.2	2,930,219	4.2
Contra Costa	1,094,189	1.3	400,000	0.6
Marin	1,944,696	2.4	249,628	0.4
Santa Cruz	—	—	264,515	0.4
	51,252,985	62.3	41,481,368	58.8

Other Northern California
Monterey	1,110,000	1.4	1,110,000	1.6
Tehama	404,837	0.5	405,000	0.6
Sacramento	104,378	0.1	492,216	0.6
Sutter	—	0.0	3,815,000	5.4
	1,619,215	2.0	5,822,216	8.2

Northern California Total	52,872,200	64.3	47,303,584	67.0

Los Angeles & Coastal
Los Angeles	11,775,334	14.3	12,531,312	17.7
San Diego	10,186,152	12.4	4,983,331	7.1
Orange	5,431,677	6.6	3,067,396	4.3
Santa Barbara	290,444	0.3	497,977	0.7
	27,683,607	33.6	21,080,016	29.8

Other Southern California
San Bernardino	1,719,000	2.1	1,200,000	1.7
Riverside	—	0.0	1,076,684	1.5
	1,719,000	2.1	2,276,684	3.2

Southern California Total	29,402,607	35.7	23,356,700	33.0
Total principal, secured loans	$82,274,807	100.0%	$70,660,284	100.0%
(3)	Includes Silicon Valley

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2020 and 2019

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table as of December 31, 2020.

	Loans	Principal	Percent
2021	49	$54,204,452	66%
2022	20	15,872,134	19
2023	6	7,828,420	9
2024	—	—	—
2025	5	3,749,488	5
Thereafter	1	243,700	1
Total scheduled maturities	81	81,898,194	100
Matured as of December 31, 2020	1	376,613	—
Total principal, secured loans	82	$82,274,807	100%

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

Delinquency

Secured loans, principal summarized by payment delinquency is presented in the following table.

	December 31, 2020		December 31, 2019
	Loans	Principal	Loans	Principal
Current	73	$74,041,631	65	$62,174,140
Past Due
30-89 days	1	190,195	8	3,952,306
90-179 days	5	4,756,811	2	3,520,112
180 or more days	3	3,286,170	2	1,013,726
Total past due	9	8,233,176	12	8,486,144
Total principal, secured loans	82	$82,274,807	77	$70,660,284

At December 31, 2020, there were two forbearance agreements in effect. One with principal of $990,000 is included in the table above as 90-179 days past due, and one with a principal of $1,200,000 which is included in the table above as 180 or more days past due.

During 2020, the company entered into three forbearance agreements.

A loan with principal of $1,200,000, which is collateralized by a commercial property in San Bernardino County matured on July 1, 2020 and was designated impaired at May 30, 2020, and in non-accrual status at September 1, 2020. The partnership entered into a forbearance agreement with the borrower to defer the maturity date until December 1, 2020. The forbearance agreement expired at December 1, 2020 and was renewed with a new maturity date of July 31, 2021 and additional terms and conditions, including that the property be listed for sale.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2020 and 2019

A loan with principal of approximately $137,000, collateralized by a single-family residence in Alameda County matured on December 1, 2019. The company entered into a forbearance agreement with the borrower in September 2020 whereby the borrower agreed to pay all past due interest, resume monthly payments of interest and the company agreed to forgo collection of default interest and defer the maturity date until December 31, 2020. The loan paid off in full in January 2021.

A loan with principal of $990,000, collateralized by a commercial property in San Francisco and has a maturity date of December 1, 2025.  The company entered into a forbearance agreement with the borrower in October 2020 which allows for two months of deferred interest payments, followed by four months of reduced interest payment terms (50%), after which full payments are again due.  The deferred interest due for missed and partial payments will be added to the balloon payment due at maturity. The loan was designated impaired at December 31, 2020.

At December 31, 2019, there were two loan forbearance agreements in effect.

One loan with principal of approximately $764,100, was delinquent and was designated impaired and in nonaccrual status at December 31, 2019. The company entered into a forbearance agreement with the borrower in August 2019 whereby the borrower agreed to resume monthly payments and the company agreed to forbear collection activity until April 1, 2020. On December 31, 2020, the borrower paid the loan in full.

One loan with principal of approximately $3,329,000 was designated impaired at December 31, 2019, with a forbearance agreement in place. In July 2020, the borrower made two payments totaling approximately $283,000 which brought the loan current. On October 30, 2020, the borrower paid the loan in full.

No loan forbearance agreements/payment modifications were made during 2020 or 2019 that would be deemed troubled debt restructurings.

At December 31, 2020 and 2019, the company had one loan payment modification/workout agreement with a borrower. The loan, with principal of approximately $190,000 matured on June 1, 2016, and the company entered into a workout agreement in September 2016, whereby the borrower agreed to resume monthly payments to the company. This agreement extended the maturity date through October 1, 2021. The 2016 agreement was the successor to three prior agreements with the borrower as early as August 2011. At December 31, 2020, the borrower was 92 days delinquent and was designated as impaired and in non-accrual status.

Non-performing secured loans

Non-performing loans as of December 31, 2020 and December 31, 2019 total $8,096,493 (8 loans) and $8,486,144 (12 loans), respectively.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2020 and 2019

Payments in arrears for non-performing secured loans (i.e., principal and interest payments past due 30 or more days) are presented in the following table as of December 31, 2020.

	Loans		Principal		Interest(5)
	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	—	1	$—	$378	$—	$1,509	$1,887
90-179 days (4-6 payments)	1	4	376,613	854	—	146,270	523,737
180 or more days (more than 6 payments)	1	1	1,200,000	29	105,000	108,034	1,413,063
Total past due(4)	2	6	$1,576,613	$1,261	$105,000	$255,813	$1,938,687

(4)

One loan with principal of approximately $137,000, which was 180 or more days past due, paid in full in January 2021 and so was not designated as non-performing at December 31, 2020, and is not included in the table above.

(5)

Interest includes foregone interest of approximately $42,000 on non-accrual loans past maturity and approximately $20,800 for monthly payments in arrears. December 2020 interest is due January 1, 2021 and is not included in the payments in arrears at December 31, 2020.

Payments in arrears for non-performing secured loans (i.e., principal and interest payments past due 30 or more days) are presented in the following table as of December 31, 2019.

	Loans		Principal		Interest(6)
	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	2	6	$311,294	$1,671	$1,198	$29,396	$343,559
90-179 days (4-6 payments)	—	2	—	8,175	—	109,125	117,300
180 or more days (more than 6 payments)	1	1	764,097	903	15,760	13,834	794,594
Total past due	3	9	$1,075,391	$10,749	$16,958	$152,355	$1,255,453
(6)

Interest includes foregone interest of $1,976 on non-accrual loans for monthly payments in arrears 180 or more days (6 or more payments). December 2019 interest is due January 1, 2020 and is not included in the payments in arrears at December 31, 2019.

Secured loans in non-accrual status are summarized in the following table.

	December 31, 2020	December 31, 2019
Number of loans	3	3
Principal	$3,339,684	$1,204,495
Advances	10,320	10,677
Accrued interest	181,060	37,799
Total recorded investment	$3,531,064	$1,252,971
Foregone interest	$62,821	$3,952

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2020 and 2019

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

At December 31, 2020, 5 loans with combined principal of $4,703,296 were 90 days or more days past due and were not in non-accrual status. At December 31, 2019 one loan with principal of approximately $3,329,000 and accrued interest of approximately $132,000 was 90 or more days delinquent as to principal or interest and was not in non-accrual status.

Provision/allowance for loan losses and impaired loans

Generally, the company has not recorded an allowance for loan losses as all loans have protective equity such that collection is deemed probable for all recorded amounts due on the loan. From time to time, the manager may deem it in the best interest of the company to agree to concessions to borrowers to facilitate a sale of collateral or a borrower’s refinance transaction primarily for secured loans in second lien position.

For the year ended December 31, 2020, the company recorded an insignificant recovery for loan losses. At December 31, 2019, the company recorded a $87,000 provision for loan losses, including a $37,000 specific allowance for a secured loan in second lien position, to facilitate the sale of the underlying collateral, which sold in February 2020.

Activity in the allowance for loan losses is presented in the following table.

	2020	2019
Balance, January 1	$87,000	$—
Provision for loan loss	—	87,000
Recovery for loan losses	(75)	—
Charge-offs	(31,925)	—
Balance December 31	$55,000	$87,000

Loans designated impaired and the associated allowance for loan losses is presented in the following table.

	December 31, 2020	December 31, 2019
Number of loans(7)	6	4

Principal	$7,529,684	$4,533,838
Recorded investment(8)	7,895,605	4,719,705
Impaired loans without allowance	7,895,605	4,451,368
Impaired loans with allowance	—	268,337
Allowance for loan losses, impaired loans	—	37,000

Weighted average LTV at origination	52.5%	66.0%
(7)

One loan with principal of approximately $377,000, which was 122 days past maturity, was continuing to make timely monthly payments, and in the process of negotiating an extension was not designated impaired at December 31, 2020.

(8)	Recorded investment is the sum of the principal, advances, and recorded accrued interest.

Loans designated impaired had an average recorded investment and interest income recognized and received in cash as presented in the following table.

	December 31, 2020	December 31, 2019
Average recorded investment	$6,307,655	$4,334,931
Interest income recognized	704,506	169,585
Interest income received in cash	360,753	67,990

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2020 and 2019

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

Multi-family residential – Management’s preferred method for determining the aggregate retail value of its multifamily units is the sale comparison method. Sale comps are typically provided in appraisals, or by realtors who specialize in multi-family residential properties. Sales comps are reviewed for similarity to the subject property, examining features such as proximity to subject, rental income, number of units, composition of units by the number of bedrooms and bathrooms, square footage, condition, amenities and year built.

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

Commercial buildings – Management’s preferred method for determining the fair value of its commercial buildings is the sale comparison method. Sale comps are typically provided in appraisals, or by realtors who specialize in commercial properties. Sale comps are reviewed for similarity to the subject property, examining features such as proximity to subject, rental income, number of units, composition of units, common areas, and year built.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2020 and 2019

Management’s secondary method for valuing its commercial buildings is the direct capitalization method. In order to determine market cap rates for properties of the same class and location as the subject, management refers to reputable third-party sources such as the CBRE Cap Rate Survey. Management then applies the appropriate cap rate to the subject’s most recent available annual net operating income to determine the property’s value as an income-producing commercial rental project.

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

NOTE 5 – LINE OF CREDIT

Line of credit transactions are summarized in the following table.

2020
Balance, beginning of period	$—
Draws	24,180,110
Repayments	(14,180,110)
Balance at December 31, 2020	$10,000,000
Line of credit - average daily balance	$7,347,576

The company can borrow up to a maximum principal of $10 million subject to a borrowing base calculation pursuant to a credit and term loan agreement (the loan agreement) with a bank. Amounts under the loan agreement are secured by a first priority security interest in the notes and deeds of trust of the pledged loans in the borrowing base. The loan agreement matures March 13, 2022 when all amounts outstanding are then due. The company has the option at the maturity date to convert the then outstanding principal balance on the line of credit to a one-year term loan - for a fee of one-quarter of one percent (0.25%) – thereby extending the maturity date to March 13, 2023.

Interest on the outstanding principal is payable monthly and accrues at the per annum rate of the greater of (i) five percent (5%) or (ii) the sum of the one-month LIBOR rate plus three and one-quarter percent (3.25%). If the company does not maintain the required compensating balance with a minimum daily average of $1.0 million for the calendar quarter, the interest rate automatically increases by one-quarter of one percent (0.25%) above that rate which would otherwise be applicable for the next calendar quarter retroactive to the beginning of the calendar quarter in which the compensating balance is not maintained.

For each calendar quarter during which the aggregate average daily outstanding principal is less than fifty percent (50%) of the maximum principal of $10 million, there is a quarterly unused line fee equal to one-half of one percent (0.50%) per annum of the average daily difference between the average principal outstanding and fifty percent (50%) of the maximum principal of $10 million ($5,000,000).

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2020 and 2019

The loan proceeds are to be used exclusively to fund secured loans. The loan agreement provides for customary financial and borrowing base reporting by the company to the lending bank and specifies that the company shall maintain (i) minimum tangible net worth of $50 million, net of amounts due from related companies; (ii) debt service coverage ratio at all times of not less than 2.00 to 1.00; and (iii) loan payment delinquency of less than ten percent (10.0%) at calendar quarter-end, calculated as the principal of loans with payments over 61-days past due as determined by the lending bank’s guidance, less loan loss allowances, divided by total principal of the company’s loans. The loan agreement provides that in the event the loan payment delinquency rate exceeds 10.0% as of the end of any quarter, the bank will cease to make any further advances but agrees to not accelerate repayment of the loan.

At December 31, 2020, aggregate principal of pledged loans was approximately $20,068,000 with a maximum allowed advance thereon of approximately $10,000,000, subject to the borrowing base calculation.

Debt issuance costs of $109,526 are being amortized over the two-year term of the line of credit agreement. For 2020, amortized debt issuance costs included in interest expense totaled $41,021.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2020 and 2019

NOTE 6 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

Commitments

At December 31, 2020, scheduled future redemptions of members’ capital was $887,466, all of which is scheduled for payment in 2021.

The company has contractual obligations to RMC per the Operating Agreement. See Note 3 (Manager and Other Related Parties) for a more detailed discussion on the company’s contractual obligations to RMC.

Legal proceedings

In the normal course of its business, the company may become involved in legal proceedings (such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc.) to collect the debt owed under the promissory notes, to enforce the provisions of the deeds of trust, to protect its interest in the real property subject to the deeds of trust and to resolve disputes with borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the net income or balance sheet of the company. As of December 31, 2020, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

NOTE 7 – SUBSEQUENT EVENTS

In the first quarter of 2021, a related mortgage fund transferred to the Company three performing loans with aggregate principal of approximately $3.6 million at par plus accrued interest which approximates fair value.  During the same period in 2021, the Company transferred to a related mortgage fund two performing loans with aggregate principal of approximately $868,000 at par plus accrued interest, which approximates fair value.

The manager evaluated subsequent events that have occurred after December 31, 2020 and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the financial statements.

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

Manager’s Report on Internal Control over Financial Reporting

RMC, as the manager, is responsible for establishing and maintaining adequate internal control over financial reporting; as such term is defined in the Exchange Act Rule 13a-15(f). The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. RMC, with the participation of RMC's principal executive officer/principal financial officer, assessed the effectiveness of the manager's internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on those criteria, management concluded that its internal control over financial reporting was effective as of December 31, 2020.

Changes to Internal Control Over Financial Reporting

There have not been any changes to internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the manager’s or company’s internal control over financial reporting.

Item 9B – Other Information

None.

Part III

Item 10 – Directors, Executive Officers and Corporate Governance

The company is externally managed by Redwood Mortgage Corp. (“RMC” or the “manager”). The manager is solely responsible for managing the business and affairs of the company, subject to the voting rights of the members on specified matters. The manager acting alone has the power and authority to act for and bind the company. RMC provides the personnel and services necessary for us to conduct our business as we have no employees of our own.

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

Officers and Directors of RMC

Michael R. Burwell. Michael R. Burwell, age 64, President, Secretary/Treasurer and Director, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-2009); President, Director, Chief Financial Officer and Secretary of Gymno Corporation (1986-September 2011) and, the manager of Gymno LLC, the entity into which Gymno Corporation was converted (September 2011- June 30, 2015); President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-September 2011); past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986). Mr. Burwell is licensed as a real estate sales person. Mr. Burwell was a general partner of each of the RMI, RMI II, RMI III, RMI IV, RMI V, RMI VI, and RMI VII limited partnerships. Mr. Burwell is a general partner of RMI VIII limited partnership. Mr. Burwell attended the University of California, at Davis from 1975-1979, playing NCAA soccer for three seasons. Michael R. Burwell is the brother of Thomas R. Burwell.

Lorene A. Randich. Lorene A. Randich, age 63, has served as a Director of Redwood Mortgage Corp. since November 2011. Ms Randich joined Redwood Mortgage Corp. in 1991 and retired on December 31, 2020 as Executive Vice President of Lending Operations. Ms. Randich held the real estate broker’s license of record for Redwood Mortgage Corp. from November 2011 through the third quarter of 2019. Ms. Randich has been a licensed real estate broker since 1996. She is a member of the National Association of Realtors, the California Mortgage Bankers Association, the California Association of Mortgage Professionals (past Board Member–San Francisco/Peninsula Chapter) and the California Mortgage Association (Board Member and immediate past Education Committee Chair). Ms. Randich received a BA from the University of California at Berkeley in 1980. In addition to Ms. Randich’s service on the company Board of Directors, Ms. Randich continues her association with Redwood Mortgage Corp. as a Broker-Associate. Ms. Randich also offers mortgage industry consulting services through her firm, Bay Laurel Financial.

Thomas R. Burwell. Thomas R. Burwell, age 53, joined Redwood Mortgage Corp. in 2007 and has served as Marketing and Sales Director since 2012; Loan Officer-Builder Division Wells Fargo Bank, N.A (Westwood, CA 2005-2007); Loan Officer, Wells Fargo Bank, N.A. (Beverly Hills 2004-2005); Loan Officer Wells Fargo Bank, N.A. (New York, NY 2002-2004). Mr. Burwell is a member of the Financial Planning Association, San Francisco, CA. Mr. Burwell received a BA from the University of California at Davis in 1990. Mr. Burwell is a former ATP (Association of Tennis Professionals) world tour professional and was a NCAA Team and Individual Finalist, Team Captain, (Three-time) All-American, #1 Singles and #1 Doubles Player for University of California at Davis. Thomas R. Burwell is the brother of Michael R. Burwell.

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

In addition to the fees and reimbursements paid by the company, RMC receives compensation directly from the borrowers, including brokerage commissions on loan originations. In 2020, RMC received brokerage commissions of approximately $1.1 million ($1.3 million in 2019) related to loan originations made by the company.

Outstanding Equity Awards at Fiscal Year-End

Since the company has no, and never had, named executive officers, there are no unexercised options for any named executive officer nor is there stock that has not vested or equity incentive plan awards for a named executive officer outstanding currently or as of the end of the last completed fiscal year. The company has not awarded RMC any options, stock that has not vested or equity incentive plan awards.

Item 12 – Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

Since the company has no, and never had, employees, the company does not have, and never had, a shareholder approved equity compensation plan or a non-shareholder approved equity compensation plan.

No person or entity owns beneficially more than five percent (5%) of the units. The manager does not own any units, but has, per the provisions of the company’s Operating Agreement, made capital contributions of one-tenth of one percent (0.1%) of the aggregate capital accounts of the members, and is allocated one percent (1%) of the net income and losses of the company.

The company is not aware of any arrangements, including any pledge by any person of company securities, the operation of which may result in a change in control of the company.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

See Note 1 (Organization and General) and Note 3 (Manager and Other Related Parties) to the Financial Statements in Part II item 8, which describes certain relationships and related transactions and related party fees, which presentation is incorporated herein by reference.

The company is managed externally and does not have any directors, including the equivalent of independent directors. Since the company has no board of directors or employees, there is no separately designated compensation, nominating or audit committee. See Note 3 (Manager and Other Related Parties) to the financial statements included in Part II, Item 8 of this report for amounts received by the manager in fiscal years 2020 and 2019. The tables in Note 3 also include certain professional service fees that the manager paid on behalf of the company.

Item 14 – Principal Accountant Fees and Services

Fees for services performed for the company by the principal accountant for 2020 and 2019 are as follows:

Audit Fees. The aggregate fees during 2020 and 2019 for professional services rendered for the audit of the company’s annual financial statements included in the company’s Annual Report on Form 10-K, review of financial statements included in the company’s Quarterly Reports on Form 10-Q and for services provided in connection with regulatory filings were approximately $144,000 and $143,500, respectively.

Audit Related Fees. There were no fees billed for audit related services by the principal accountants during 2020 and 2019.

Tax fees. There were no fees billed for professional services rendered by the principal accountants during 2020 and 2019 for tax compliance, tax advice, and tax planning.

All Other Fees. There were no other fees billed for any other products and services provided by the principal accountants during 2020 and 2019.

The company is managed externally and does not have an audit committee. All audit and non-audit services are approved by the manager’s board of directors prior to the accountant being engaged by the company.

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

4.1	Subscription Agreement and Power of Attorney, including Special Notice for California Residents*

10.1	Form of Distribution Reinvestment Plan*

10.2	Loan Servicing Agreement*

10.3	Form of Note*

10.4	Form of Deed of Trust*

10.5	Form of Participating Broker-Dealer Agreement*

10.6	Form of Advisory Agreement**

10.7	Form of Formation Loan Promissory Note*

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report by Redwood Mortgage Corp. of the estimated fair value at December 31, 2020 of a unit of Redwood Mortgage Investors IX, LLC

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the item under the corresponding exhibit number in the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2015 (File no. 000-55601).
**	Incorporated by reference to Exhibit 10.7 in the registrant’s quarterly report on Form 10-Q for the nine months ended September 30, 2016 (File no. 000-55601).

Item 16 – Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: March 31, 2021	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 31st day of March, 2021.

Signature	Title

/s/ Michael R. Burwell	President, Secretary/Treasurer Redwood Mortgage Corp.
Michael R. Burwell	(Principal Executive, Financial and Accounting Officer); Director of Redwood Mortgage Corp.

/s/ Lorene A. Randich	Director of Redwood Mortgage Corp.
Lorene A. Randich

/s/ Thomas R. Burwell	Director of Redwood Mortgage Corp.
Thomas R. Burwell