Form 10-Q
period 2021-03-31
Redwood Mortgage Investors IX
filed 2021-05-17
CIK 1448038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC

Balance Sheets

March 31, 2021 (unaudited) and December 31, 2020 (audited)

	March 31,	December 31,
ASSETS	2021	2020
Cash, in banks	$943,412	$2,299,113
Loan payments in trust	74,713	130,898
Loans
Principal	83,364,317	82,274,807
Advances	13,544	14,331
Accrued interest	838,963	683,975
Loan balances secured by deeds of trust	84,216,824	82,973,113
Allowance for loan losses	(55,000)	(55,000)
Loan balances secured by deeds of trust, net	84,161,824	82,918,113

Debt issuance costs, net	54,804	68,506
Receivable from related party	10,485	—
Total assets	$85,245,238	$85,416,630

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities	$213,801	$99,516
Payable to related party	—	4,185
Line of credit	10,000,000	10,000,000
Total liabilities	10,213,801	10,103,701

Commitments and contingencies (Note 6)

Members’ capital, net	78,719,841	79,124,948
Receivable from manager (formation loan)	(3,688,404)	(3,812,019)
Members’ capital, net of formation loan	75,031,437	75,312,929
Total liabilities and members’ capital	$85,245,238	$85,416,630

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Income

For the Three Months Ended March 31, 2021 and 2020 (unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue
Interest income	$1,679,709	$1,427,677
Interest expense	(136,211)	—
Net interest income	1,543,498	1,427,677
Late fees	9,369	8,048
Gain on sale, loans	—	—
Total revenue, net	1,552,867	1,435,725

Provision for (recovery of) loan losses	—	(75)

Operations expense
Mortgage servicing fees	51,972	42,273
Asset management fees	141,390	135,321
Costs from Redwood Mortgage Corp., net (Note 3)	64,796	—
Professional services	232,687	145,586
Other	10,616	67
Total operations expense	501,461	323,247
Net income	$1,051,406	$1,112,553

Net income
Members (99%)	$1,040,892	$1,101,427
Manager (1%)	10,514	11,126
	$1,051,406	$1,112,553

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Changes in Members’ Capital

For the Three Months Ended March 31, 2021 (unaudited)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at December 31, 2020	$80,801,456	$181,774	$(1,858,282)	$79,124,948
Net income	1,040,892	10,514	—	1,051,406
Earnings distributed to members	(1,126,391)	—	—	(1,126,391)
Earnings distributed used in DRIP	574,480	—	—	574,480
Members’ redemptions	(926,507)	—	—	(926,507)
Organization and offering expenses allocated	(77,565)	—	77,565	—
Organization and offering expenses repaid by RMC	—	—	18,048	18,048
Early withdrawal penalties	—	—	3,857	3,857
Balance at March 31, 2021	$80,286,365	$192,288	$(1,758,812)	$78,719,841

For the Three Months Ended March 31, 2020 (unaudited)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at December 31, 2019	$81,755,930	$133,268	$(2,260,068)	$79,629,130
Net income	1,101,427	11,126	—	1,112,553
Earnings distributed to members	(1,130,877)	—	—	(1,130,877)
Earnings distributed used in DRIP	589,564	—	—	589,564
Members’ redemptions	(488,162)	—	—	(488,162)
Organization and offering expenses allocated	(80,715)	—	80,715	—
Organization and offering expenses repaid by RMC	—	—	9,012	9,012
Early withdrawal penalties	—	—	4,414	4,414
Balance at March 31, 2020	$81,747,167	$144,394	$(2,165,927)	$79,725,634

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Three Months Ended March 31, 2021 and 2020 (unaudited)

	Three Months Ended March 31,
	2021	2020
Operations
Interest income received	$1,524,721	$1,439,773
Interest expense paid	(117,266)	—
Late fees and other loan income	65,554	8,048
Operations expense	(407,090)	(277,935)
Total cash provided by operations	1,065,919	1,169,886
Investing – loans
Loans funded	(6,190,800)	(6,373,600)
Principal collected	7,314,445	11,859,810
Loan transferred from related mortgage fund	(4,671,760)	(2,296,677)
Loans transferred to related mortgage funds	868,337	—
Loans sold to non-affiliate	1,590,268	—
Advances made on loans	788	3,194
Total cash (used in) provided by investing	(1,088,722)	3,192,727
Financing
Members' capital
Distributions to members
Earnings distributed, net of DRIP	(551,911)	(541,313)
Redemptions, net of early withdrawal penalties	(918,191)	(478,428)
Total distributions to members	(1,470,102)	(1,019,741)
Organization and offering expenses received, net	18,048	9,012
Formation loan collected	119,156	—
Cash used in members' capital	(1,332,898)	(1,010,729)
Line of credit
Advances	1,530,000	—
Repayments	(1,530,000)	—
Debt issuance costs	—	(87,611)
Cash provided by (used in) line of credit	—	(87,611)
Total cash used in financing	(1,332,898)	(1,098,340)
Net (decrease) increase in cash	(1,355,701)	3,264,273
Cash, beginning of period	2,299,113	4,450,529
Cash, end of period	$943,412	$7,714,802

Non-cash financing activity for the three months ended March 31, 2021 and 2020 includes early withdrawal penalties of $8,316 and $9,733, respectively, which reduced members’ capital by $3,857 and $4,414, respectively, as these amounts were applied to unallocated organizational and offering expenses and the formation loan in the amount of $4,459 and $5,319, respectively. Non-cash financing activities for the three months ended March 31, 2021 and 2020 also includes earnings distributed to the dividend reinvestment plan of $574,480 and $589,564, respectively. Non-cash investing activities for the three months ended March 31, 2020 includes $20,068 for principal charged off. There was no principal charged off for the three months ended March 31, 2021.

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Three Months Ended March 31, 2021 and 2020 (unaudited)

	Three Months Ended March 31,
Reconciliation of net income to total cash provided by operations	2021	2020
Net income	$1,051,406	$1,112,553
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale, loans	—	—
Charge off of accrued interest	—	(11,857)
Amortization of debt issuance costs	13,701	—
Provision for (recovery of) loan losses	—	(75)

Change in operating assets and liabilities
Loan payments in trust	56,185	—
Accrued interest	(154,988)	23,952
Receivable from related party	(19,637)	—
Accounts payable and accrued liabilities	115,777	45,313
Payable to related party	3,475	—
Total adjustments	14,513	57,333
Total cash provided by operations	$1,065,919	$1,169,886

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2021 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL

Redwood Mortgage Investors IX, LLC (“RMI IX” or “the company”) is a Delaware limited liability company formed in October 2008 to engage in business as a mortgage lender and investor by making and holding-for-investment mortgage loans secured by California real estate, primarily through first and second deeds of trust. The company is externally managed by Redwood Mortgage Corp (“RMC” or “the manager”). RMC provides the personnel and services necessary for the company to conduct its business as the company has no employees of its own. The mortgage loans the company funds and invests in are arranged and generally are serviced by RMC.

In the opinion of management of RMC, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These unaudited financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results to be expected for the full year.

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

The following is a summary of certain provisions of the Operating Agreement and is qualified in its entirety by the terms of the Operating Agreement. Members should refer to the Operating Agreement for complete disclosure of its provisions.

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

Net income (or loss) is allocated among the members according to their respective capital accounts after one percent (1%) of the net income (or loss) is allocated to the manager. The monthly results are subject to subsequent adjustment as a result of quarterly and year-end accounting and reporting. Federal and state income taxes are the obligation of the members, other than the annual California franchise tax and the California LLC cash receipts taxes paid by the company.

The company’s net income, cash available for distribution, and net-distribution rate fluctuates depending on:

•	loan origination volume and the balance of capital available to lend;
•	the current and future interest rates negotiated with borrowers;
•	line of credit advances, repayments and the interest rate thereon;
•	loan sales to unaffiliated third parties, and any gains received thereon;
•	the amount of fees and cost reimbursements to RMC;
•	the timing and amount of other operating expenses, including expenses for professional services;
•	the timing and amount of payments from RMC on the formation loan; and,
•	fee and/or cost reimbursements waived, if any, from RMC.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2021 (unaudited)

The ongoing sources of funds for loans are the proceeds (net of redemption of members’ capital and operating expenses) from:

•	loan payoffs;
•	borrowers’ monthly principal and interest payments;
•	line of credit advances;
•	loan sales to unaffiliated third parties;
•	payments from RMC on the outstanding balance of the formation loan; and
•	sale of units to members participating in the dividend reinvestment plan.

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

COVID-19

The ongoing ability of the company to meet its primary investment objectives and to generate funds for loans from one or more of the ongoing sources above may be adversely affected by the COVID-19 pandemic and by the social and governmental responses and severe economic disruptions caused by the pandemic.

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

During 2020, the “Coronavirus Aid, Relief, and Economic Security (“CARES”) Act” and the “Consolidated Appropriations Act (“CAA”) of 2020” were signed into law. The CARES Act includes various measures to provide relief to companies and the CAA extended some of the CARES Act programs along with adding new stimulus provisions. In March 2021, the American Rescue Plan Act of 2021 was also passed which further extended several CARES Act relief programs and other assistance. The manager has not taken and does not expect to take advantage of any measures under the CARES Act, the CAA or the American Rescue Plan Act.

During 2020, as a result of the disruptions caused by the pandemic, the company experienced a manageable increase in delinquencies and requests for forbearance agreements from borrowers. Market conditions, regulatory restrictions on our enforcement rights with respect to loans in default, delays in foreclosure proceedings, including moratoriums in some jurisdictions, and backlogs in the courts increased the timeline to resolve non-performing and /or maturing loans. The majority of borrowers continued to make monthly payments and negotiated in good faith, resulting in extensions on terms consistent with the original loan terms. Delays in repayment of maturing loans and/or sales of properties acquired by foreclosure reduce the company’s capital available for loan originations.

Even with the recent re-openings of businesses in California and improvement in the economy in recent months, economic activity in certain businesses and industries remains below pre-pandemic levels and unemployment remains elevated.

Given the ongoing and dynamic nature of the circumstances, it is not possible to predict or estimate the impact - in 2021 and beyond - of the COVID-19 outbreak on the financial condition, the liquidity or the results of operations of the company. While the company has not incurred material disruptions to date, the rapid developments and fluidity of COVID-19 may cause the manager to adjust its lending parameters and investment strategy. The manager is continuing to monitor this situation and will adjust its response in concert with federal, California and local health officials and governmental authorities to protect the health and safety of its employees and to respond to changes in the real estate markets that it serves.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2021 (unaudited)

Distribution policy/Distribution reinvestment plan (DRIP)

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

Cash available for distributions allocable to members who have elected to receive distributions is disbursed at the end of each calendar month. The manager’s allocable share of cash available for distribution is also distributed not more frequently than cash distributions to members.

The distribution reinvestment plan (DRIP) provision of the Operating Agreement permits members to elect to have all or a portion of their monthly distributions reinvested in the purchase of additional units. Cash available for distributions allocable to members who have elected to participate in the DRIP is distributed and reinvested in units at each month end.

In May 2019, the company filed a Registration Statement on Form S-3 with the SEC (SEC File No. 333-231333) that went effective May 9, 2019, to offer up to 15,000,000 units ($15,000,000) to members of record as of April 30, 2019 who had previously elected to participate in the DRIP or who later provide written notice to the manager electing to participate in the DRIP, in those states in which approval has been obtained. As of March 31, 2021, the aggregate gross proceeds from sales of units to members under our DRIP pursuant to the May 2019 Form S-3 Registration Statement is approximately $4,492,000.

To determine the amount of cash to be distributed in any month, the company relies in part on its forecast of full-year net income, which takes into account the difference between the forecasted net income for the remainder of the year and actual results in the year to date and the requirement to maintain a cash reserve. As of March 31, 2021, the difference between earnings allocated to members’ capital accounts and net income available to members was approximately $110,000, and is expected to be offset by future earnings in excess of net distributions in 2021 as a result of borrower payments received including forgone interest on loans designated non-accrual.

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

The price paid for redeemed units is based on the lesser of the purchase price paid by the redeeming member or the member’s capital account balance as of the date of each redemption payment. Redemption value – for other than DRIP units - is calculated based on the period from date of purchase as follows: after 2 years 94% of the purchase price or of the capital balance, whichever is less; after 3 years 96%; after four years 98%; and after five years 100%.

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

March 31, 2021 (unaudited)

Manager’s interest

If a manager is removed, withdrawn or terminated, the company will pay to the manager all amounts then accrued and due to the manager. Additionally, the company will terminate the manager’s interest in the company’s profits, losses, distributions and capital by payment of an amount in cash equal to the then-present fair value of such interest.

Term of the company

The term of the company will continue operations until 2028, unless sooner terminated as provided in the Operating Agreement, or extended by majority vote of the members.

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

•

Level 2 inputs are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly in active markets and quoted prices for identical assets or liabilities that are not active, and inputs other than quoted prices that are observable, or inputs derived from or corroborated by market data.

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

These approaches may or may not result in a common, single value. The market-comparables approach may yield several different values depending on certain basic assumptions, including the consideration of adjustments made for any attributes specific to the real property.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2021 (unaudited)

Management has the requisite familiarity with the real estate markets it lends in and of the specific properties lent on to analyze sales-comparables and assess their suitability/applicability. Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability. These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value and the history and details of specific properties – on and off the market – that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2021 (unaudited)

If based upon current information and events, it is deemed probable the company will not collect substantially all amounts due according to the contractual terms of the original loan agreement, then a loan is designated as impaired. An insignificant delay or insignificant shortfall in the amount of payments does not constitute non-performance with the contractual terms of the original loan agreement if the manager expects to collect the amounts due including interest accrued at the contractual interest rate for the period of delay.  In determining the probability that the borrower will not substantially perform according to the terms of the original loan agreement, the manager considers the following:

•	payment status – if payments are in arrears 90+ days (typically 3 payments past due) loans are designated impaired unless resolution of the delinquency is forthcoming without significant delay;
•	bankruptcy – if the borrower files bankruptcy, the loan is designated impaired;
•	notice of sale – if the company files a notice of sale, the loan is designated impaired.

Payments on loans designated as impaired are applied in the following order: late fees, accrued interest, advances, and lastly to principal.

For loans that are deemed collateral dependent for repayment, a provision for loan losses is recorded to adjust the allowance for loan losses (principal and/or recorded interest) in an amount such that the net carrying amount (unpaid principal plus recorded interest, less the specific allowance) is reduced to the lower of the loan balance or the estimated fair value of the related collateral, net of any costs to sell and net of any senior debt and claims.

The company charges off uncollectible loans and related receivables directly to the allowance account once it is determined the full amount is not collectible. Any amounts collected after a charge off is deemed a recovery of loan losses. If the loan goes to foreclosure, an updated appraisal is ordered and the recorded investment in the loan is adjusted to the net realizable value of the REO to be acquired. The adjustment is made to the specific reserve in the allowance for loan losses by a charge or a credit to the provision for loan losses.

Real estate owned (REO)

Real estate owned, or REO, is property acquired in full or partial settlement of loan obligations generally through foreclosure and is recorded at acquisition at the property’s net realizable value, which is the fair value less estimated costs to sell, as applicable. The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers. The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent valuation reserves. After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. REO is analyzed periodically for changes in fair values and any subsequent write down is charged to operations expenses. Any recovery in the fair value subsequent to such a write down is recorded and is not to exceed the value recorded at acquisition. Recognition of gains or losses on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

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

Notes to Financial Statements

March 31, 2021 (unaudited)

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

NOTE 3 – MANAGER AND OTHER RELATED PARTIES

The Operating Agreement provides for compensation to the manager and for the reimbursement of qualifying costs as detailed below. RMC is entitled to 1% of the net income or loss of the company. RMC - at its sole discretion - collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income), which increased the net income, cash available for distribution, and the net-distribution rate. The cost-reimbursement waivers in the three months ended March 31, 2021 and 2020, by RMC were not made for the purpose of providing RMI IX with sufficient funds to satisfy any required level of distributions, as the Operating Agreement has no such required level of distributions, nor to meet withdrawal requests.

Mortgage servicing fees

The manager is entitled to receive a servicing fee of up to one-quarter of one percent (0.25%) annually of secured loan principal. The mortgage servicing fees are accrued monthly on all loans. Remittance to RMC is made monthly unless the loan has been assigned a specific loss reserve, at which point remittance is deferred until the specific loss reserve is no longer required, or the property securing the loan has been acquired by the company.

Asset management fees

The manager is entitled to receive a monthly asset management fee for managing RMI IX’s assets, liabilities, and operations in an amount up to three-quarters of one percent (0.75%) annually of the portion of the capital originally committed to investment in mortgages, not including leverage, and including up to two percent (2%) of working capital reserves.

Costs from RMC

The manager is entitled to request reimbursement for operations expense incurred on behalf of RMI IX, including without limitation, RMC’s personnel and non-personnel costs incurred for qualifying business activities, including investor services, accounting, tax and data processing, postage and out-of-pocket general and administration expenses. Qualifying personnel/compensation costs and consulting fees are tracked by business activity, and then costs of qualifying activities are allocated to RMI IX pro-rata based on the percentage of RMI IX’s members’ capital to the total capital of all related mortgage funds managed by RMC. Certain other non-personnel, qualifying costs such as postage and out-of-pocket general and administrative expenses can be tracked by RMC as specifically attributable to RMI IX; other non-personnel, qualifying costs (e.g., RMC’s accounting and audit fees, legal fees and expenses, occupancy, and insurance premiums) are allocated pro-rata based on the percentage of RMI’s members’ capital to total capital of the related mortgage funds managed by RMC. The amount of qualifying costs attributable to RMI IX incurred by RMC was $146,170 and $152,716 in the three months ended March 31, 2021 and 2020, respectively. The reimbursement of costs from RMC waived was $81,374 and $152,716 in the three months ended March 31, 2021 and 2020, respectively.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2021 (unaudited)

Loan administrative fees

The manager is entitled to receive a loan administrative fee of up to one percent (1%) of the principal amount of each new loan funded or acquired for services rendered in connection with the selection and underwriting of loans payable upon the closing or acquisition of each loan. Since August 2015, RMC, at its sole discretion, has waived loan administrative fees on new originations. The total amount of loan administrative fees chargeable was $61,908 and 63,736 in the three months ended March 31, 2021 and 2020, respectively.

Commissions and fees paid by the borrowers to RMC

-	Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation and negotiation of loans (including extensions), RMC may collect a loan brokerage commission that is expected to range from approximately 1.5% to 5% of the principal amount of each loan made during the year. Total loan brokerage commissions are limited to an amount not to exceed 4% of the total company assets per year. The loan brokerage commissions are paid by the borrowers to RMC, and thus are not an expense of the company. Loan brokerage commissions paid by the borrowers to RMC approximated $161,000 and $152,000 for the three months ended March 31, 2021 and 2020, respectively.

-	Other fees

RMC receives fees for processing, notary, document preparation, credit investigation, reconveyance and other mortgage related fees. The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the company.

Formation loan

Commissions for unit sales to new members paid to broker-dealers (“B/D sales commissions”) and premiums paid to certain investors upon the purchase of units were paid by RMC and were not paid directly by RMI IX out of unit-sales proceeds. Instead, RMI IX advanced to RMC amounts sufficient to pay the B/D sales commissions and premiums to be paid to investors. Such advances in total were not to exceed seven percent (7%) of offering proceeds. The receivable arising from the advances is unsecured and non-interest bearing and is referred to as the “formation loan.” When offerings of units to new members ended on April 30, 2019, such advances totaled $5,626,566, of which $3,688,404 remains outstanding at March 31, 2021.

Formation loan transactions for the three months ended March 31, 2021 are presented in the following table.

2021
Balance, January 1	$3,812,019
Payments received from RMC	(119,156)
Early withdrawal penalties applied	(4,459)
Balance, March 31	$3,688,404

RMC is repaying the formation loan such that the formation loan is paid by December 31, 2027, and prior to the end of the term of the company in 2028. Beginning December 31, 2020, RMC will make quarterly payments of principal, without interest, of approximately $124,000, less early withdrawal penalties until such time – in the opinion of the manager -as the market uncertainties resulting from the COVID-19 pandemic are substantially resolved and loan brokerage commissions earned by the manager on new loan originations return to pre-pandemic levels. Annual payments of $496,000 are expected to resume by December 2022. The primary source of repayment of the formation loan are the loan brokerage commissions earned by RMC. The formation loan is forgiven if the manager is removed and RMC is no longer receiving payments for services rendered.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2021 (unaudited)

Redemptions of members’ capital

Redemptions of members’ capital for the three months ended March 31, 2021 and 2020 are presented in the following table.

Redemptions	2021	2020
Without penalty	$749,346	$317,672
With penalty	177,161	170,490
Total	$926,507	$488,162
Early withdrawal penalties	$8,316	$9,733

At March 31, 2021, scheduled redemptions of members' capital were $1,766,223, of which $1,742,130 is payable in 2021, and $24,093 is payable in 2022. Scheduled redemptions of $90,883 are subject to early withdrawal penalties.

Organization and offering expenses

The manager was reimbursed for O&O expenses incurred in connection with the organization of the company and the offering of the units of membership interest including, without limitation, attorneys’ fees, accounting fees, printing costs and other selling expenses (other than sales commissions) in a total amount not exceeding 4.5% of the original purchase price of all units (other than DRIP units) sold in all offerings (hereafter, the “maximum O&O expenses”). RMC paid the O&O expenses in excess of the maximum O&O expenses.

The O&O expenses incurred by RMI IX are allocated to the members as follows - For each of forty (40) calendar quarters or portion thereof after December 31, 2015 that a member holds units (other than DRIP units), the O&O expenses incurred by RMI IX are allocated to and debited from that member’s capital account in an annual amount equal to 0.45% of the member’s original purchase price for those units, in equal quarterly installments of 0.1125% each commencing with the later of the first calendar quarter of 2016 or the first full calendar quarter after a member’s purchase of units, and continuing through the quarter in which such units are redeemed.

Unallocated O&O transactions for the three months ended March 31, 2021 are summarized in the following table.

2021
Balance, January 1	$1,858,282
O&O expenses allocated	(77,565)
O&O expenses paid by RMC(1)	(18,048)
Early withdrawal penalties applied (2)	(3,857)
Balance, March 31	$1,758,812

(1)

RMC is obligated per the Operating Agreement to repay RMI IX for the amount of unallocated O&O expenses attributed to a member’s capital account if the member redeems prior to the 40 quarterly allocations. RMC estimated its future obligation to repay unallocated O&O expenses on scheduled redemptions as of March 31, 2021, to be $19,387, which may be offset in part by early withdrawal penalties collected in future periods.

(2)

The O&O expenses component of early withdrawal penalties are applied as a reduction to O&O expenses to be repaid by RMC to members’ capital on scheduled redemptions. The amounts credited are determined by the ratio between the amount of the formation loan and the amount of offering costs incurred by the company.

Other related party transactions

-	Payable to/receivable from related parties

From time to time, in the normal course of business operations, the company may have payables to and/or receivables from related parties. At March 31, 2021, the receivable from a related party balance consisted of accounts receivable from RMC related to O&O expenses of $21,905, which was partially offset by a payable to RMC primarily related to asset management fees of $11,420. At December 31, 2020 the payable to related parties balance consisted of accounts payable and cost reimbursements to the manager and related mortgage fund of $6,452, which was partially offset by a receivable of $2,267 due from the manager and related mortgage fund. The receivable was received from the manager and the payable was paid to the manager in March 2021.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2021 (unaudited)

-	Loan transactions with related parties

In the ordinary course of business, performing loans may be transferred by executed assignment, in-part or in-full, between the RMC managed mortgage funds at par which approximates market value. In the three months ended March 31, 2021, a related mortgage fund transferred to RMI IX five performing loans with aggregate principal of $4,671,760 in-full at par value, which approximates fair value. In the three months ended March 31, 2020 a related mortgage fund transferred to RMI IX one performing loan with principal of approximately $2,297,000 in-full at par value which approximates fair value. RMI IX paid cash for the loans and the related mortgage fund has no continuing obligation or involvement with the loans.

In the three months ended March 31, 2021, RMI IX transferred to two related mortgage funds two performing loans with aggregate principal of $868,337 in-full at par value, which approximates fair value. The related mortgage funds paid cash for the loans and RMI IX has no continuing obligation or involvement with the loans. No loans were transferred to related mortgage funds in the three months ended March 31, 2020.

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years. Loans acquired are generally done so within the first six months of origination and are purchased at par value, which approximates fair value. See Note 3 (Manager and Other Related Parties) for a description of loans transferred by executed assignments between the related mortgage funds.

As of March 31, 2021, 67 loans outstanding (representing 97% of the aggregate principal of the company’s loan portfolio) have a loan term of five years or less. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment penalty provision.

As of March 31, 2021, 40 loans outstanding (representing 34% of the aggregate principal of the company’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal due at maturity. The remaining loans provide for monthly payments of interest only, with the principal due at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions for the three months ended March 31, 2021 are summarized in the following table.

2021
Principal, beginning of period	$82,274,807
Loans funded	6,190,800
Principal collected	(7,314,445)
Loans transferred from related mortgage fund	4,671,760
Loans transferred to related mortgage funds	(868,337)
Loans sold to non-affiliate	(1,590,268)
Principal, March 31	$83,364,317

During the three months ended March 31, 2021, the company renewed four maturing (or matured) loans with aggregated principal of approximately $3,391,000, which are not included in the activity shown in the table above. The loans were current and deemed well collateralized (i.e., the LTV for the collateral was within lending guidelines) at the time they were extended.

The company funds loans with the intent to hold the loans until maturity, although from time to time the company may sell certain loans when the manager determines it to be in the best interest of the company.

In March 2021 three loans with aggregate principal of approximately $1,590,000 were sold to unaffiliated third parties, for an amount that approximated the loan balance at the time of sale.

Pursuant to California regulatory requirements, borrower payments are deposited into a trust account established by RMC with an independent bank (and are presented on the balance sheet as “Loan payments in trust”). Funds are disbursed to the company as collected which can range from same day for wire transfers and up to two weeks after deposit for checks. Loan payments in trust at March 31, 2021, were disbursed to the company’s account by April 20, 2021. Loan payments in trust at December 31, 2020 were disbursed to the company’s account by January 15, 2021.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2021 (unaudited)

Loan characteristics

Secured loans had the characteristics presented in the following table.

	March 31,	December 31,
	2021	2020
Number of secured loans	73	82
Secured loans – principal	$83,364,317	$82,274,807
Secured loans – lowest interest rate (fixed)	6.8%	6.8%
Secured loans – highest interest rate (fixed)	10.5%	10.5%
Average secured loan – principal	$1,141,977	$1,003,351
Average principal as percent of total principal	1.4%	1.2%
Average principal as percent of members’ capital, net	1.5%	1.3%
Average principal as percent of total assets	1.3%	1.2%
Largest secured loan – principal	$6,735,000	$6,735,000
Largest principal as percent of total principal	8.1%	8.2%
Largest principal as percent of members’ capital, net	8.6%	8.5%
Largest principal as percent of total assets	7.9%	7.9%
Smallest secured loan – principal	$87,900	$104,378
Smallest principal as percent of total principal	0.1%	0.1%
Smallest principal as percent of members’ capital, net	0.1%	0.1%
Smallest principal as percent of total assets	0.1%	0.1%
Number of California counties where security is located	14	14
Largest percentage of principal in one California county	28.2%	28.2%

At March 31, 2021, the company’s largest loan with principal of $6,735,000 is secured by an office building located in Santa Clara County, bears an interest rate of 8.25% and matures on October 1, 2021. As of March 31, 2021, the company had no commitments to lend outstanding and had no construction or rehabilitation loans outstanding.

Lien position

At funding, secured loans had the lien positions presented in the following table.

	March 31, 2021			December 31, 2020
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	49	$63,355,761	76%	56	$61,066,097	74%
Second trust deeds	24	20,008,556	24	26	21,208,710	26
Total principal, secured loans	73	83,364,317	100%	82	82,274,807	100%
Liens due other lenders at loan closing		41,939,070			45,206,740
Total debt		$125,303,387			$127,481,547
Appraised property value at loan closing		$238,585,000			$251,970,000
Percent of total debt to appraised values (LTV) at loan closing(1)		56.2%			55.6%

(1)

Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing nor does it include decreases or increases on senior liens to other lenders.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2021 (unaudited)

Property type

Secured loans summarized by property type are presented in the following table.

	March 31, 2021			December 31, 2020
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	37	$29,300,333	35%	47	$30,297,525	37%
Multi-family	8	8,586,925	10	8	8,285,157	10
Commercial	27	43,977,059	53	27	43,692,125	53
Land	1	1,500,000	2	—	—	—
Total principal, secured loans	73	$83,364,317	100%	82	$82,274,807	100%

(2)

Single family property type as of March 31, 2021 consists of 10 loans with principal of $5,977,877 that are owner occupied and 27 loans with principal of $23,322,456 that are non-owner occupied. At December 31, 2020, single family property type consisted of 8 loans with principal of $5,565,052 that are owner occupied and 39 loans with principal of $24,732,473 that are non-owner occupied.

Distribution of loans within California

The distribution of secured loans within California by counties is presented in the following table.

	March 31, 2021		December 31, 2020
	Principal	Percent	Principal	Percent
San Francisco Bay Area(3)
Santa Clara	$23,499,836	28.2%	$23,205,654	28.2%
San Francisco	13,228,560	15.9	11,339,546	13.8
San Mateo	6,208,300	7.5	6,878,086	8.4
Alameda	5,367,684	6.4	6,790,814	8.2
Contra Costa	1,942,026	2.3	1,094,189	1.3
Marin	745,974	0.9	1,944,696	2.4
	50,992,380	61.2	51,252,985	62.3
Other Northern California
Placer	1,500,000	1.8	—	0.0
Monterey	1,110,000	1.3	1,110,000	1.4
Tehama	404,834	0.5	404,837	0.5
Sacramento	87,900	0.1	104,378	0.1
	3,102,734	3.7	1,619,215	2.0
Northern California Total	54,095,114	64.9	52,872,200	64.3
Los Angeles & Coastal
Los Angeles	9,815,534	11.8	11,775,334	14.3
San Diego	9,789,587	11.7	10,186,152	12.4
Orange	7,945,082	9.5	5,431,677	6.6
Santa Barbara	—	—	290,444	0.3
	27,550,203	33.0	27,683,607	33.6
Other Southern California
San Bernardino	1,719,000	2.1	1,719,000	2.1
Southern California Total	29,269,203	35.1	29,402,607	35.7
Total principal, secured loans	$83,364,317	100.0%	$82,274,807	100.0%

(3)	Includes Silicon Valley

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2021 (unaudited)

Scheduled maturities

Secured loans scheduled to mature as of March 31, 2021, are presented in the following table.

	Loans	Principal	Percent
2021(4)	36	$46,842,906	56%
2022	22	18,934,611	23
2023	7	9,552,736	11
2024	1	3,697,467	4
2025	5	3,747,694	4
Thereafter	1	241,714	1
Total scheduled maturities	72	83,017,128	99
Matured as of March 31, 2021	1	347,189	1
Total principal, secured loans	73	$83,364,317	100%

(4)

Loans scheduled to mature in 2021 after March 31. Includes one loan for which the company entered into a forbearance agreement with the borrower in February 2021 which deferred the maturity date until July 2021. The loan had principal of approximately $1,200,000, which matured December 1, 2020.

Scheduled maturities are presented based on the most recent in-effect agreement with the borrower, including forbearance agreements. As a result, matured loans at March 31, 2021, for the scheduled maturities table may differ from the same captions in the tables of delinquencies and payment in arears that are based on the loan terms and do not consider forbearance agreements. For matured loans, the company may continue to accept payments while pursuing collection of principal or while negotiating an extension of the loan’s maturity date.

It is the company’s experience that the timing of future cash receipts from secured loans will differ from scheduled maturities.  Loans may be repaid or renewed before, at or after the contractual maturity date.

Delinquency/Non-performing secured loans

Secured loans summarized by payment-delinquency status are presented in the following table.

	March 31, 2021		December 31, 2020
	Loans	Principal	Loans	Principal
Current	64	$74,692,748	73	$74,041,631
Past Due
30-89 days	3	1,141,884	1	190,195
90-179 days	2	1,180,198	5	4,756,811
180 or more days	4	6,349,487	3	3,286,170
Total past due	9	8,671,569	9	8,233,176
Total principal, secured loans	73	$83,364,317	82	$82,274,807

At March 31, 2021 and December 31, 2020, there were two forbearance agreements in effect. One with principal of $990,000 is included in the table above as 90-179 days past due, and one with a principal of $1,200,000 which is included in the table above as 180 or more days past due.

During the three months ended March 31, 2021 the company entered into one new forbearance agreement for a loan included in the table above as 90-179 days past due with principal of $990,000, and a maturity date of December 1, 2025, that renews and follows on a forbearance agreement of October 2020. The loan was designated impaired at December 31, 2020. The 2020 forbearance agreement expired at February 1, 2021, was renewed effective March 2021, and permits partial monthly payments through July 2021. Deferred interest due for missed and partial payments is added to the balloon payment due at maturity. As of March 31, 2021 the loan was designated impaired.

No loan forbearance agreements or payment modifications were made during the three months ended March 31, 2021, and none were in effect at December 31, 2020, that would be deemed troubled debt restructurings.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2021 (unaudited)

At March 31, 2021, and December 31, 2020, the company had one workout agreement with a borrower. The loan, with principal of $190,198 matured on June 1, 2016, and the company entered into a workout agreement in September 2016, whereby the borrower agreed to resume monthly payments to the company. This agreement extended the maturity date through October 1, 2021. As of March 31, 2021 the loan was 90 days delinquent and was designated as impaired and in non-accrual status.

Non-performing secured loans at March 31, 2021, and December 31, 2020, had principal payments in arrears totaling $1,549,316 (9 loans) and $1,577,874 (8 loans), respectively and interest payments in arrears totaling $516,846 and $360,813, respectively. Payments in arrears for non-performing secured loans (i.e., monthly interest and principal payments past due 30 or more days) at March 31, 2021 and December 31, 2020, are presented in the following tables.

	Loans		Principal		Interest(5)
At March 31, 2021	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	1	2	$347,189	$1,231	$—	$7,287	$355,707
90-179 days (4-6 payments)	—	2	—	854	—	37,489	38,343
180 or more days (more than 6 payments)	1	3	1,200,000	42	136,500	335,570	1,672,112
Total past due	2	7	$1,547,189	$2,127	$136,500	$380,346	$2,066,162

(5)

Interest includes foregone interest of approximately $63,000 on non-accrual loans past maturity and approximately $75,000 for monthly payments in arrears. March 2021 interest is due April 1, 2021 and is not included in the payments in arrears at March 31, 2021.

	Loans		Principal		Interest(6)
At December 31, 2020	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	—	1	$—	$378	$—	$1,509	$1,887
90-179 days (4-6 payments)	1	4	376,613	854	—	146,270	523,737
180 or more days (more than 6 payments)	1	1	1,200,000	29	105,000	108,034	1,413,063
Total past due(7)	2	6	$1,576,613	$1,261	$105,000	$255,813	$1,938,687
(6)

Interest includes foregone interest of $42,000 on non-accrual loans past maturity and approximately $20,800 for monthly payments in arrears.  December 2020 interest is due January 1, 2021 and is not included in the payments in arrears at December 31, 2020.

(7)

One loan with principal of approximately $137,000, which was 180 or more days past due, paid in full in January 2021 and so was not designated as non-performing at December 31, 2020, and is not included in the table above.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2021 (unaudited)

Delinquency/Loans in non-accrual status

Secured loans in non-accrual status are summarized in the following table.

	March 31, 2021	December 31, 2020
Number of loans	5	3
Principal	$6,539,684	$3,339,684
Advances	11,556	10,320
Accrued interest	332,685	181,060
Total recorded investment	$6,883,925	$3,531,064
Foregone interest	$194,990	$62,821

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

At March 31, 2021 there was one loan with principal of $990,000 which was 90 or more days past due and not in non-accrual status.

At December 31, 2020, five loans with aggregate principal of $4,703,296 were 90 days or more days past due and were not in non-accrual status.

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

Activity in the allowance for loan losses for the three months ended March 31, 2021 and 2020, is presented in the following table.

	2021	2020
Balance January 1,	$55,000	$87,000
Recovery for loan losses	—	(75)
Charge-offs	—	(31,925)
Balance March 31,	$55,000	$55,000

Loans designated impaired and any associated allowance for loan losses is presented in the following table.

	March 31, 2021	December 31, 2020
Number of loans	6	6
Principal	$7,529,684	$7,529,684
Recorded investment(8)	7,918,167	7,895,605
Impaired loans without allowance	7,918,167	7,895,605
Impaired loans with allowance	—	—
Allowance for loan losses, impaired loans	—	—
Weighted average LTV at origination	52.5%	52.5%
(8)	Recorded investment is the sum of the principal, advances, and accrued interest receivable for financial reporting purposes.

Loans designated impaired had an average recorded investment, interest income recognized and interest income received in cash for the three months ended March 31, 2021 and the year ended December 31, 2020, as presented in the following table.

	March 31, 2021	December 31, 2020
Average recorded investment	$7,906,886	$6,307,655
Interest income recognized	42,656	704,506
Interest income received in cash	22,694	360,753

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2021 (unaudited)

Fair Value

The following methods and assumptions are used when estimating fair value of secured loans.

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

Single family - Management’s preferred method for determining the fair market value of its single-family residential assets is the sale comparison method. Management primarily obtains sale comps via its subscription to the RealQuest service, but also uses free online services such as Zillow.com and other available resources to supplement this data. Sale comps are reviewed and adjusted for similarity to the subject property, examining features such as proximity to subject, number of bedrooms and bathrooms, square footage, sale date, condition and year built.

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

Commercial - Management’s preferred method for determining the fair value of its commercial buildings is the sale comparison method. Sale comps are typically provided in appraisals, or by realtors who specialize in commercial properties. Sale comps are reviewed for similarity to the subject property, examining features such as proximity to subject, rental income, number of units, composition of units, common areas, and year built.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2021 (unaudited)

Commercial land - Commercial land has many variations/uses, thus requiring management to employ a variety of methods depending upon the unique characteristics of the subject land, including a determination of its highest and best use. Management may rely on information in the form of a sale comparison analysis (where adequate sale comps are available), brokers’ opinion of value, or appraisal.

NOTE 5 – LINE OF CREDIT

In March 2020, RMI IX entered into a revolving line of credit and term loan agreement and in April 2020 borrowed on the bank line of credit.  Activity involving the line of credit during the three months ended March 31, 2021 is presented in the following table.

2021
Balance, January 1	$10,000,000
Draws	1,530,000
Repayments	(1,530,000)
Balance, March 31	$10,000,000
Line of credit - average daily balance	$9,800,813

The company can borrow up to a maximum principal of $10 million subject to a borrowing base calculation pursuant to a credit and term loan agreement (the loan agreement) with a bank. Amounts under the loan agreement are secured by a first priority security interest in the notes and deeds of trust of the pledged loans in the borrowing base. The loan agreement matures in March 2022 when all amounts outstanding are then due. The company has the option at the maturity date to convert the then outstanding principal balance on the line of credit to a one-year term loan - for a fee of one-quarter of one percent (0.25%) – thereby extending the maturity date to March 2023.

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

The loan proceeds are to be used exclusively to fund secured loans. The loan agreement provides for customary financial and borrowing base reporting by the company to the lending bank and specifies that the company shall maintain (i) minimum tangible net worth of $50 million, net of amounts due from related companies; (ii) debt service coverage ratio at all times of not less than 2.00 to 1.00; and (iii) loan payment delinquency of less than ten percent (10.0%) at calendar quarter-end, calculated as the principal of loans with payments over 61-days past due as determined by the lending bank’s guidance, less loan loss allowances, divided by total principal of the company’s loans. The loan agreement provides that in the event the loan payment delinquency rate exceeds 10.0% as of the end of any quarter, the bank will cease to make any further advances but agrees not to accelerate repayment of the loan.

At March 31, 2021 and December 31, 2020, aggregate principal of pledged loans was approximately $15,967,000 and $20,068,000, respectively with a maximum allowed advance thereon of approximately $10,000,000, subject to the borrowing base calculation.

Debt issuance costs of approximately $110,000 are being amortized over the two-year term of the line of credit agreement. For the three months ended March 31, 2021 amortized debt issuance costs included in interest expense approximated $13,700.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2021 (unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

Commitments

Note 3 (Manager and Other Related Parties) presents a detailed discussion of the company’s contractual obligations to RMC and scheduled redemptions of members’ capital at March 31, 2021.

Legal proceedings

As of March 31, 2021, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business. In the normal course of its business, the company may become involved in legal proceedings (such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc.) to collect the debt owed under the promissory notes, to enforce the provisions of the deeds of trust, to protect its interest in the real property subject to the deeds of trust and to resolve disputes with borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the net income or balance sheet of the company.

NOTE 7 – SUBSEQUENT EVENTS

In April 2021 two loans with aggregate principal of approximately $1,398,000 were sold to an unaffiliated third party, for an amount that approximated the loan balance at the time of sale.

In May 2021, the company entered into forbearance agreements for two non-performing secured loans, both designated impaired and non-accrual, with the same borrower, and each with principal of $1.6 million. The forbearance agreements required the borrower to cure loan payment defaults, including unpaid late charges and delinquent property taxes. The borrower complied with the terms of the forbearance agreement, and the maturity date of the loans was extended to December 31, 2021, foregone interest at March 31, 2021 of approximately $60,000 was recognized as interest income and the borrower prepaid the interest on the notes for the remainder of 2021 of approximately $99,000.

The manager evaluated events occurring subsequent to March 31, 2021 and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the unaudited financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (or SEC). The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operations results to be expected for the full year.

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
•

the COVID-19 pandemic and social and governmental responses to the pandemic have caused, and are likely to continue to cause, severe economic, market and other disruptions worldwide. The extent to which COVID-19 and related actions impact our operations will depend on future developments, which are highly uncertain and cannot be predicted with any degree of certainty. The ongoing ability of the company to meet its primary investment objectives and to generate funds for loans may be adversely affected by the COVID-19 pandemic and by the social and governmental responses and severe economic disruptions caused by the pandemic. As a result, we cannot at this time predict or estimate the impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial condition, liquidity and results of operations for the remainder of 2021.

All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ unless required by law.

Overview

Redwood Mortgage Investors IX, LLC (“we”, “RMI IX” or “the company”) is a Delaware limited liability company formed in October 2008 to engage in business as a mortgage lender and investor by making and holding-for-investment loans secured by California real estate, primarily through first and second deeds of trust. The company is externally managed. Redwood Mortgage Corp. (“RMC” or “the manager”) is the manager of the company. See Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report for a detailed presentation of the company’s activities for which related parties are compensated and for other related party transactions.

Cash generated from loan payoffs and borrower payments of principal and interest is used for operating expenses, distributions to members and unit redemptions. The cash flow, if any, in excess of these uses plus the cash from sale of DRIP units and advances on the line of credit is reinvested in new loans.

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

Accounting policies are an integral part of our financial statements. For a summary of our critical accounting policies, see “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2020.

There have been no material changes to our critical accounting policies since our annual report on Form 10-K.

Results of Operations

The following discussion describes our results of operations for the three months ended March 31, 2021. While the COVID-19 pandemic has not had a material adverse effect on our reported results for the three months ended March 31, 2021, we are actively monitoring the impact of COVID-19, which may negatively impact our business, financial condition, liquidity and results of operations for subsequent periods.

The extent of the impact of the COVID-19 pandemic in 2021 and beyond on the company’s capital, liquidity, and other financial positions and on the company’s business, results of operation and prospects, will depend on a number of evolving factors, including:

•	COVID-19 has not yet been contained and could continue to affect more households and businesses. The potential exists for variants of the virus and resurgence to occur.
•

The accelerating distribution of vaccines for the virus appear to be having a positive impact on businesses and the economy; however, there is no way to predict when or if an economic recovery from the pandemic will occur and if such a recovery will be sustained over time. National, California and local economies and real estate markets could suffer further disruptions that are lasting and may impact the ability of the borrowers to make loan payments or to otherwise perform in accordance with their loan terms.

•

Loans secured by rental properties may be adversely impacted by government regulations allowing rent payment delays, rent reductions, and changes in timing of rent payments, as well as restrictions or moratoriums on evictions enacted by federal, state or local authorities to address the impacts of COVID-19.

•	The ability to enforce loan terms through foreclosure may be adversely affected by limitations or moratoriums on foreclosures enacted by state or local authorities to address the impacts of COVID-19.
•	Key personnel of the manager may become incapacitated by the COVID-19 virus adversely impacting the business.

RMC continues to monitor the impact the COVID-19 pandemic is having and may have on California real estate values. See Note 1 (Organization and General) to the financial statements included in Part I, Item 1 of this report for additional detail on the COVID-19 pandemic, the social and governmental responses thereto and the severe economic disruptions caused by the pandemic, which detail is incorporated by this reference into this Item 2.

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

In the publication “California's Recovery Gains Momentum as Businesses Reopen” dated April 16, 2021:

Summary

•	Employers added 119,600 jobs in March, following a 156,100-job gain the prior month.
•

With COVID cases declining and vaccinations rising, more businesses have been allowed to reopen. Leisure & hospitality firms added 42,400 jobs in March and retailers added back 11,600 jobs. Employment in other services, a catch-all category that captures repair shops, salons and fitness centers, added 7,300 jobs.

•	Construction (+6,000), trade, warehousing & utilities (+15,900), administrative & support services (+7,700) and wholesale trade (+4,700) all posted solid gains.
•	Providers of professional & business services added 22,000 jobs in March, which [SIC] just under two-thirds of the gain coming from professional, scientific & technical services.
•	The state's unemployment rate fell 0.2 percentage points to 8.3% and has fallen by nearly half since peaking at 16% last April.

Hiring Rose Solidly Across Most Major Industries

California continues to battle its way back. Employers added a nation's best 119,600 jobs in March, and job gains were broad-based across most major industries. California's unemployment rate fell 0.2 percentage points to 8.3% and has fallen by 7.7 percentage points since peaking last April.

After losing 2,714,800 jobs in March and April of last year, employers have since added back 1,187,500 jobs, recouping roughly 44% of the job losses from the initial lockdowns. With COVID cases down more than 90% from their early January peak, the state has allowed more businesses to reopen. The greatest lift is coming from the hard-hit leisure & hospitality, retail trade and other services sectors. Business is also booming at the state's ports, which is supporting transportation & warehousing.

We expect California's recovery to gain momentum in coming months, as businesses reopen and consumers begin to venture out more. The process will likely be gradual, however, as the state incrementally eases operating restrictions on various industries and regions. We expect employers to add back 1.5 million jobs this year in California, which puts the state on track to reach its previous employment peak by early next year.

Tech Services and Logistics Have Been Two Notable Bright Spots

California's large tech sector has held up relatively well amid the pandemic. The surge in remote work and education increased demand for many tech services centered around the Bay Area. Employment in professional & technical services still tumbled at the onset of the pandemic, with the industry losing 91,100 jobs from last February to last April. Hiring has bounced back, however, with employers adding back 58,900 jobs since April 2020, recovering roughly 65% of their initial job losses.

Transportation and warehousing has been a notable bright spot. Employment in the industry is higher today than it was prior to the pandemic, with most of the increase coming from couriers & messengers and transportation & warehousing.

The resilience and strength of these two sectors reveal quite a bit about the state of California's economy. A large share of workers in the tech sector, financial services, and the myriad of large corporate offices in San Francisco and Los Angeles have the ability to work remotely, which boosted demand for IT services and e-commerce. The downside is that with fewer people coming into the office each day there is less business for restaurants, dry cleaners, repairs shops and other high-contact service providers.

California's Two Distinctly Different Roads to Recovery

Much has been said about the wide divergence in employment prospects during the recession from the COVID lockdowns. High-contact service providers, which includes the leisure & hospitality and other services industry employment breakouts, endured the brunt of the job losses last year. Prior to pandemic these two industries employed 2,651,500 workers in California. The initial lockdowns led to losses of 1,183,500 jobs in these two industries during last March and April, which translates to a 44.6% drop. Employment modestly recovered over the summer before taking another dip late last year when COVID cases surged again, promptly [SIC] another round of lockdowns.

Employment in all other industries, aside from high-contact services, held up much better at the onset of the pandemic, falling 10.2% from last February to last April. Employment excluding high-contact services has also recovered more steadily since the initial lockdowns ended and has added back slightly more than half the jobs lost during the initial lockdowns.

In the publication “California Posts Solid Job Gains in February” dated March 26, 2021:

Summary

California Added 141,000 Jobs in February, the Largest Gain of Any State

California employers added 141,000 jobs in February, as easing operating restrictions allowed restaurants, bars and entertainment venues to start gradually re-opening. Private sector payrolls added an even larger 147,000 jobs, with more than two-thirds of that gain coming in the leisure & hospitality sector. Hiring picked up in most other industries as well and the state's unemployment rate fell half a percentage point to 8.5%.

Hiring Ramps Up but Still Has Plenty of Ground to Regain

The slide in COVID infections since the start of the year and the ramp up of vaccinations have allowed for some easing of operating restrictions in many California communities, which led to a surge in hiring in the hospitality industry during February. Overall nonfarm payrolls added 141,000 jobs, with more than two-thirds of the increase coming in the leisure & hospitality sector. With the number of daily new COVID cases down 95% since the middle of January, we would expect more businesses to re-open and for more consumers to re-engage in economic activity, leading to even stronger job gains in coming months.

February marks the one-year anniversary of the cycle peak in nonfarm employment, so the year-over-year change provides a real time measure of how much ground California's labor market has to recover to get back to where it was before the pandemic. Nonfarm employment remains 9.4% below its year-ago level, which means California needs to add back 1,662,000 jobs to get back to its pre-pandemic peak. The bulk of those jobs are in the leisure & hospitality sector and at other high-contact businesses, such as salons and fitness centers. We feel most of those jobs will be recovered this year. Given the rise in operating costs to incorporate safety equipment and social distancing requirements, many employers are looking to reduce labor costs by incorporating new labor saving technologies.

Private sector gains were fairly broad-based. The hard-hit leisure & hospitality sector added 102,200 jobs in February, bolstered by a 91,700 job gain from bars, restaurants and hotels. Overall, employment in the industry remains down 33.9% over the year. Other services, a category that includes salons and fitness centers, added 14,100 jobs in February, but even with this gain employment remains 23.7% below its year-ago level. Trade, transportation & utilities (+8,200) and educational & health services (+13,000) both added back jobs during the month.

The goods-producing side of the economy also had a solid month. Manufacturers added 8,900 jobs and construction firms added 600 jobs. Unlike much of the Central United States, California mostly avoided the harsh winter weather that resulted in some huge payroll swings in other states.

Professional & business services added 5,400 jobs. The sector's monthly increase was entirely owed to a 7,000-job gain in administrative & waste services, while technical services and professional management employment fell by 1,500 and 100, respectively. Over the past two months, tech payrolls have declined 6,400. The recent losses follow stronger growth late last year that brought employment in the tech sector back near its pre-pandemic highs. Government (-6,000), information (-2,800) and financial activities (-1,900) employers also cut jobs over the month.

California's Unemployment Rate Fell in February

California's unemployment rate fell half a percentage point to 8.5%, which marks its lowest level since the onset of the pandemic. The rate peaked at 16.0% in April of last year, after coming into the year at just 4.1%, which marked a modern era low for California.

We expect California's unemployment rate to fall sharply this spring and summer, as more businesses re-open and more workers are rehired. Job postings, as tracked by Burning Glass Technologies, have increased sharply since the start of the year and are running 4.4% ahead of their January 2020, pre-pandemic level.

Unemployment rates in California's largest urban areas remains particularly problematic. The jobless rate in Los Angeles-Long Beach-Glendale fell 1.1 percentage points to a still-elevated 11.5% in February, while the jobless rate in San Francisco fell 0.5 percentage points to 5.5%. Unemployment rates in urban areas are likely to lag behind the improvement in more suburban areas, because workers are not likely to return to high-rise office buildings until this fall or later, which means restaurants, retail shops and service businesses that depend on office workers for a large part of their business will continue to struggle even as businesses re-open in the suburbs. California's highest unemployment rate and perennially one of the highest unemployment rates in the nation is in the El Centro metro area, an agriculturally-driven economy located east of San Diego in Imperial County bordering Mexico and Arizona.

Key Performance Indicators

Key performance indicators as of and for the three months ended March 31, 2021 and 2020 are presented in the following table.

	2021	2020
Secured loans principal – end of period balance	$83,364,317	$67,450,683
Secured loans principal– average daily balance	83,619,000	$67,100,000

Interest income	$1,679,709	$1,427,677
Portfolio interest rate(1)	8.6%	8.8%
Effective yield rate(2)	8.0%	8.5%

Line of credit - end of period balance	$10,000,000	$—
Line of credit - average daily balance(3)	$9,800,813	$—

Interest expense	$136,211	$—
Interest rate - line of credit(3)	5.0%	0.0%

Provision for (recovery of) loan losses	$—	$(75)

Total operations expense(8)	$501,461	$323,247

Net income(8)	$1,051,406	$1,112,553
Percent of average members’ capital(4)(5)	5.2%	5.4%

Member distributions, net	$1,126,391	$1,130,877
Percent of average members’ capital(4)(6)	5.6%	5.5%

Members’ capital, gross – end of period balance	$80,286,365	$81,747,167
Members’ capital, gross – average daily balance	$80,814,000	$81,903,000

Member redemptions(7)	$926,507	$488,162

(1)	Stated note interest rate, weighted daily average (annualized).
(2)	Percent of secured loans – average daily balance (annualized).
(3)

In March 2020, RMI IX entered into a revolving line of credit and term loan agreement and in April 2020 borrowed on the bank line of credit. See Note 5 (Line of Credit) to the financial statements included in Part 1, Item 1 of this report for a presentation of the activity and discussion of the terms and condition of the loan agreement.

(4)	Percent of members’ capital, gross – average daily balance (annualized).
(5)	Percent based on the net income available to members (excluding 1% allocated to manager).
(6)	Members Distributions is net of O&O expenses allocated to members’ accounts during the year.
(7)

At March 31, 2021, scheduled redemptions of members' capital were $1,766,223 of which $1,742,130 is payable in 2021, and $24,093 is payable in 2022. Scheduled redemptions of $90,883 are subject to early withdrawal penalties.

(8)

RMC - at its sole discretion - collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income), which increased the net income, cash available for distribution, and the net-distribution rate. See Note 3 (Manager and Other Related Parties) to the financial statements included in Part 1, Item 1 of this report for a detailed discussion of fees and cost reimbursements to which the manager is entitled.

Secured loans

The secured loans principal at March 31, 2021 of $83,364,317 was an increase of approximately 24% ($15.9 million) over the March 31, 2020 secured loans principal of $67,450,683. The increase was primarily due to RMC’s ability to fully invest the capital available to lend, including in 2021 the advances on the line of credit.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a secured loan portfolio that has substantial protective equity (i.e., property value to outstanding debt) as indicated by the overall conservative weighted average loan-to-value ratio (LTV) which at March 31, 2021 was approximately 56.2%. Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 43.8% in the property, and we as a lender have lent in the aggregate 56.2% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

Secured loans, principal by LTV and lien position at March 31, 2021 are presented in the following table. The LTVs shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Secured loans, principal
LTV(1)	First trust deeds	Percent	Second trust deeds	Percent	Total principal	Percent
<40%	$9,914,939	12.0%	$3,021,818	3.6%	$12,936,757	15.6%
40-49%	7,733,032	9.3	1,861,694	2.2	9,594,726	11.5
50-59%	17,039,161	20.4	2,867,370	3.4	19,906,531	23.8
60-69%	26,575,557	31.9	11,007,674	13.2	37,583,231	45.1
Subtotal <70%	61,262,689	73.6	18,758,556	22.4	80,021,245	96.0

70-79%	2,093,072	2.5	1,250,000	1.5	3,343,072	4.0
Subtotal <80%	63,355,761	76.1	20,008,556	23.9	83,364,317	100.0

≥80%	—	0.0	—	0.0	—	0.0

Total	$63,355,761	76.1%	$20,008,556	23.9%	$83,364,317	100.0%

(1)	LTV classifications in the table above are based on the company’s recorded investment in the loan.

Non-performing secured loans, principal by LTV and lien position at March 31, 2021 are presented in the following table. The LTVs shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Non-performing secured loans, principal
LTV(2)	First trust deeds	Percent(3)	Second trust deeds	Percent(3)	Total	Percent(3)
<40%	$1,600,000	1.9%	$347,189	0.4%	$1,947,189	2.3%
40-49%	2,139,684	2.6	—	0.0	2,139,684	2.6
50-59%	1,600,000	1.9	189,433	0.2	1,789,433	2.1
60-69%	1,595,263	1.9	1,200,000	1.4	2,795,263	3.3
Subtotal <70%	6,934,947	8.3	1,736,622	2.0	8,671,569	10.3

70-79%	—	0.0	—	0.0	—	0.0
Subtotal <80%	6,934,947	8.3	1,736,622	2.0	8,671,569	10.3

≥80%	—	0.0	—	0.0	—	0.0

Total	$6,934,947	8.3%	$1,736,622	2.0%	$8,671,569	10.3%

(2)	LTV classifications in the table above are based on the company’s recorded investment in the loan.
(3)	Percent of secured loans principal, end of period balance

Payments in arrears for non-performing secured loans, (i.e., principal and interest payments past due 30 or more days) totaled approximately $2,066,000, of which approximately $1,549,000 was principal and approximately $517,000 was accrued interest.

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detail of the secured loan portfolio, including loan characteristics, scheduled maturities, delinquency and payments in arrears, loans in non-accrual status and the allowance for loan losses, which presentations are incorporated by this reference into this Item 2.

Performance overview/net income 2021 v. 2020 (three months ended)

Net income available to members as a percent of members’ capital, gross – average daily balance (annualized) was 5.2% and 5.4% for the three months ended March 31, 2021 and 2020, respectively. Net income decreased approximately $61,100 (5.5%) for the three months ended March 31, 2021 as compared to the same period in 2020 due to an increase in operations expense, which was offset in part by an increase in net interest income.

Members’ capital at March 31, 2021 of $80,286,365 was a decrease of approximately $1,460,800 (1.8%) from March 31, 2020, as members’ redemptions exceeded the purchase of DRIP units.

Net interest income increased approximately $115,800 (8.1%) in line with the increase in the average daily balance of secured loans, offset in part by the interest expense on the advances on the line of credit.

Operations expense increased approximately $178,200 (55.1%) resulting from:

-	increased mortgage servicing fees of $9,699 and asset management fees of $6,069 for the three months ended March 31, 2021 as compared to the same period in 2020.
-

increased costs from RMC of $64,796 year over year as RMC began collecting, in part, the reimbursement of costs attributable to RMI IX in the third quarter of 2020; and increased professional services of $87,101, primarily related to additional services provided and the timing of services rendered.

Analysis and discussion of income from operations 2021 v. 2020 (three months ended)

Significant changes to net income for the three months ended March 31, 2021 and 2020 are summarized in the following table.

	Net interest income	Provision for (recovery of) loan losses	Operations expense	Net income
Three months ended
March 31, 2021	$1,543,498	—	501,461	$1,051,406
March 31, 2020	1,427,677	(75)	323,247	1,112,553
Change	$115,821	75	178,214	$(61,147)

Change
Increase secured loans principal - average daily balance	$331,703	—	9,699	$322,004
Effective yield rate	(79,671)	—	—	(79,671)
Increase members' capital - average daily balance	—	—	20,069	(20,069)
Interest on line of credit	(122,510)	—	—	(122,510)
Amortization of debt issuance costs	(13,701)	—	—	(13,701)
Late fees	—	—	—	1,321
Decrease in allocable expenses from RMC	—	—	(20,000)	20,000
RMC fees/costs reimbursements collected	—	—	64,796	(64,796)
Expanded legal and audit services	—	—	58,909	(58,909)
Timing of services rendered	—	—	11,867	(11,867)
Independent contractors	—	—	16,089	(16,089)
Other	—	75	16,785	(16,860)
Change	$115,821	75	178,214	$(61,147)

The table above presents only the significant changes to net income for the period, and is not intended to cross-foot.

Net interest income

Net interest income increased approximately $115,800 for the three months ended March 31, 2021 compared to the same period in 2020, resulting from the increase in the average daily balance of secured loans – principal of approximately $16.5 million, offset in part by the interest expense incurred in 2021 of $136,211 on the advances on the line of credit with an average daily balance of approximately $9.8 million.

Foregone interest on non-accrual loans at March 31, 2021 was $194,990, an increase of approximately $140,500 compared to March 31, 2020.

Provision/allowance for loan losses

Generally, the company has not recorded a provision/allowance for loan losses as the secured loans have protective equity such that collection is deemed probable for all recorded amounts due on the loan. There were no additions or charge-offs to the provision for loan losses during the three months ended March 31, 2021. During the three months ended March 31, 2020, there was approximately $32,000 in charge-offs to the allowance in relation to a loan in second lien position to facilitate the sale of the underlying collateral which was sold in February 2020.

Operations expense

Significant changes to operations expense for the three months ended March 31, 2021 and 2020 are summarized in the following table.

	Mortgage servicing fees	Asset management fees	Costs from RMC, net	Professional services	Other	Total
Three months ended
March 31, 2021	$51,972	141,390	64,796	232,687	10,616	$501,461
March 31, 2020	42,273	135,321	—	145,586	67	323,247
Change	$9,699	6,069	64,796	87,101	10,549	$178,214

Change
Increase secured loans principal - average daily balance	$9,699	—	—	—	—	$9,699
Increase members' capital - average daily balance	—	6,069	14,000	—	—	20,069
Decrease in allocable expenses from RMC	—	—	(20,000)	—	—	(20,000)
RMC fees/costs reimbursements collected	—	—	64,796	—	—	64,796
Expanded legal and audit services	—	—	—	58,909	—	58,909
Timing of services rendered	—	—	—	11,867	—	11,867
Independent contractors	—	—	—	16,089	—	16,089
Other	—	—	6,000	236	10,549	16,785
Change	$9,699	6,069	64,796	87,101	10,549	$178,214

Mortgage Servicing fees

The increase in mortgage servicing fees of $9,699 for the three months ended March 31, 2021 as compared to the same period in 2020 was due to the increase in the average daily balance - secured loans of $16.5 million, at the annual rate of 0.25%.

Asset management fees

The increase in asset management fees of $6,069 is due to an increase in the members capital base calculation balance at December 31, 2020 compared to December 31, 2019. The current year asset management fee is determined annually based on prior year end balances and is computed by subtracting from the then fair value of the company’s loans plus working capital reserves, an amount equal to the outstanding debt.

Costs from RMC, net

In the three months ended March 31, 2021, RMC - at its sole discretion - collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income). For periods prior to the third quarter of 2020, RMC had waived all reimbursement for the cost of services attributable to RMI IX. The reimbursement of costs from RMC waived was $81,374 and $152,716 in the three months ended March 31, 2021 and 2020, respectively.

The amount of qualifying costs attributable to RMI IX incurred by RMC was $146,170 and $152,716 in the three months ended March 31, 2021 and 2020, respectively. The decrease was due to a decrease in allocable payroll and professional services, offset in part by an increase in the company’s members’ capital as a percent of the total capital of the related mortgage funds managed by RMC.

Professional Services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The increase in professional services of approximately $87,000 for the three months ended March 31, 2021 compared to the same period in 2020 was due primarily to:

-

Audit and legal fees increased by approximately $59,000 in the three months ended March 31, 2021 as compared to the same period in 2020 due to expanded legal and audit services associated with COVID-19, the line of credit agreement, loan transactions and valuation of loan collateral.

-

Consulting/contractor fees increased approximately $16,000 principally due to additional consulting and contractor time incurred as a result of the resignation of a key accounting team member due to personal circumstances during the first quarter of 2021.

-

Tax preparation fees incurred and recorded in the three months ended March 31, 2021 for the 2020 K-1s were approximately $18,900. Tax preparation fees incurred in the three months ended March 31, 2020 for the 2019 K-1s totaled $26,800, $19,800 of which was recorded in the quarter ended June 30, 2020.

Members' capital, cash flows and liquidity

Cash flows by business activity for the three months ended March 31, 2021 and 2020 are presented in the following table.

	2021	2020
Members’ capital
Earnings distributed to members, net of DRIP	$(551,911)	$(541,313)
Redemptions, net	(918,191)	(478,428)
Organization and offering expenses received, net	18,048	9,012
Formation loan	119,156	—
Cash – members’ capital, net	(1,332,898)	(1,010,729)

Borrowings
Interest paid	(117,266)	—
Debt issuance costs paid	—	(87,611)
Cash – borrowings, net	(117,266)	(87,611)
Cash - members' capital and borrowings, net	(1,450,164)	(1,098,340)

Loan principal/advances/interest
Loans funded & advances, net	(6,190,012)	(6,370,406)
Principal collected	7,314,445	11,859,810
Loan transferred from related mortgage fund	(4,671,760)	(2,296,677)
Loans transferred to related mortgage funds	868,337	—
Loans sold to non-affiliate	1,590,268	—
Interest received, net	1,524,721	1,439,773
Late fees	65,554	8,048
Cash – loans, net	501,553	4,640,548

Operations expense	(407,090)	(277,935)

Net change in cash	$(1,355,701)	$3,264,273
Cash, end of period	$943,412	$7,714,802

Redemptions of members capital

Redemptions of members’ capital for the three months ended March 31, 2021 and 2020 are presented in the following table.

Redemptions	2021	2020
Without penalty	$749,346	$317,672
With penalty	177,161	170,490
Total	$926,507	$488,162
Early withdrawal penalties	$8,316	$9,733

At March 31, 2021, scheduled redemptions of members' capital were $1,766,223 of which $1,742,130 is payable in 2021, and $24,093 is payable in 2022. Scheduled redemptions of $90,883 are subject to early withdrawal penalties.

Borrowings

In March 2020, RMI IX entered into a revolving line of credit and term loan agreement and in April 2020 borrowed on the bank line of credit. For the three months ended March 31, 2021, the line of credit had an average daily balance of approximately $9.8 million. At March 31, 2021, the balance was $10,000,000. See Note 5 (Line of Credit) to the financial statements included in Part I, Item 1 of this report for a detailed presentation of the activity and discussion on the terms and provisions of the loan agreement, which presentation is incorporated by this reference into this Item 2.

Contractual obligations and commitments

At March 31, 2021, the company had no construction or rehabilitation loans outstanding, no loan commitments pending, and no off-balance sheet arrangements as such arrangements are not permitted by the Operating Agreement. Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report presents detailed discussion of the company’s contractual obligations to RMC.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not included because the company is a smaller reporting company.

Item 4.CONTROLS AND PROCEDURES

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

As of March 31, 2021, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business. In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes or protect or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance.

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

As of March 31, 2021, the gross proceeds from sales of units to our members under our DRIP pursuant to the May 9, 2019 Form S-3 Registration Statement (after May 9, 2019) was approximately $4,492,000.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: May 17, 2021	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer)