Form 10-Q
period 2021-06-30
Redwood Mortgage Investors IX
filed 2021-08-16
CIK 1448038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC

Balance Sheets

June 30, 2021 (unaudited) and December 31, 2020 (audited)

	June 30,	December 31,
ASSETS	2021	2020
Cash, in banks	$1,199,048	$2,299,113
Loan payments in trust	49,954	130,898
Loans
Principal	79,876,199	82,274,807
Advances	24,539	14,331
Accrued interest	706,473	683,975
Prepaid interest	(148,000)	—
Loan balances secured by deeds of trust	80,459,211	82,973,113
Allowance for loan losses	(55,000)	(55,000)
Loan balances secured by deeds of trust, net	80,404,211	82,918,113

Debt issuance costs, net	41,103	68,506
Receivable from related party	56,387	—
Total assets	$81,750,703	$85,416,630

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities	$103,418	$99,516
Payable to related party	13,826	4,185
Line of credit	7,600,000	10,000,000
Total liabilities	7,717,244	10,103,701

Commitments and contingencies (Note 6)

Members’ capital, net	77,601,483	79,124,948
Receivable from manager (formation loan)	(3,568,024)	(3,812,019)
Members’ capital, net of formation loan	74,033,459	75,312,929
Total liabilities and members’ capital	$81,750,703	$85,416,630

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Income

For the Three and Six Months Ended June 30, 2021 and 2020 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Interest income	$1,705,119	$1,511,999	$3,384,828	$2,939,676
Interest expense	(123,469)	(46,744)	(259,680)	(46,744)
Net interest income	1,581,650	1,465,255	3,125,148	2,892,932
Late fees	23,396	4,954	32,765	13,002
Gain on sale, loans	—	—	—	—
Total revenue, net	1,605,046	1,470,209	3,157,913	2,905,934

Provision for (recovery of) loan losses	—	—	—	(75)

Operations expense
Mortgage servicing fees	51,988	44,058	103,960	86,331
Asset management fees	141,390	135,321	282,780	270,642
Costs from Redwood Mortgage Corp., net (Note 3)	79,466	—	144,262	—
Professional services	141,408	150,499	374,095	296,085
Other	12,082	7,280	22,698	7,347
Total operations expense	426,334	337,158	927,795	660,405
Net income	$1,178,712	$1,133,051	$2,230,118	$2,245,604

Net income
Members (99%)	$1,166,925	$1,121,720	$2,207,817	$2,223,147
Manager (1%)	11,787	11,331	22,301	22,457
	$1,178,712	$1,133,051	$2,230,118	$2,245,604

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Changes in Members’ Capital

For the Three Months Ended June 30, 2021 (unaudited)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at March 31, 2021	$80,286,365	$192,288	$(1,758,812)	$78,719,841
Net income	1,166,925	11,787	—	1,178,712
Earnings distributed to members	(1,118,603)	—	—	(1,118,603)
Earnings distributed used in DRIP	558,803	—	—	558,803
Members’ redemptions	(1,773,550)	—	—	(1,773,550)
Organization and offering expenses allocated	(76,656)	—	76,656	—
Organization and offering expenses repaid by RMC	—	—	35,193	35,193
Early withdrawal penalties	—	—	1,087	1,087
Balance at June 30, 2021	$79,043,284	$204,075	$(1,645,876)	$77,601,483

For the Six Months Ended June 30, 2021 (unaudited)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at December 31, 2020	$80,801,456	$181,774	$(1,858,282)	$79,124,948
Net income	2,207,817	22,301	—	2,230,118
Earnings distributed to members	(2,244,994)	—	—	(2,244,994)
Earnings distributed used in DRIP	1,133,283	—	—	1,133,283
Members’ redemptions	(2,700,057)	—	—	(2,700,057)
Organization and offering expenses allocated	(154,221)	—	154,221	—
Organization and offering expenses repaid by RMC	—	—	53,241	53,241
Early withdrawal penalties	—	—	4,944	4,944
Balance at June 30, 2021	$79,043,284	$204,075	$(1,645,876)	$77,601,483

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Six Months Ended June 30, 2021 and 2020 (unaudited)

	Six Months Ended June 30,
	2021	2020
Operations
Interest income received	$3,510,328	$2,937,891
Interest expense paid	(237,118)	(24,028)
Late fees and other loan income	113,709	13,002
Operations expense	(965,798)	(642,691)
Total cash provided by operations	2,421,121	2,284,174
Investing – loans
Loans funded	(18,380,800)	(21,975,850)
Principal collected	19,903,312	22,335,694
Loan transferred from related mortgage fund	(4,671,760)	(2,296,677)
Loans transferred to related mortgage funds	2,559,588	—
Loans sold to non-affiliate	2,988,268	—
Advances (made on) received from loans	(10,208)	1,434
Total cash provided by (used in) investing	2,388,400	(1,935,399)
Financing
Members' capital
Distributions to members
Earnings distributed, net of DRIP	(1,111,711)	(1,083,849)
Redemptions, net of early withdrawal penalties	(2,689,428)	(1,164,756)
Total distributions to members	(3,801,139)	(2,248,605)
Organization and offering expenses received, net	53,241	20,861
Formation loan collected	238,312	—
Cash used in members' capital	(3,509,586)	(2,227,744)
Line of credit
Advances	2,655,000	13,200,000
Repayments	(5,055,000)	(5,000,000)
Debt issuance costs	—	(109,526)
Cash (used in) provided by line of credit	(2,400,000)	8,090,474
Total cash (used in) provided by financing	(5,909,586)	5,862,730
Net (decrease) increase in cash	(1,100,065)	6,211,505
Cash, beginning of period	2,299,113	4,450,529
Cash, end of period	$1,199,048	$10,662,034

Non-cash financing activity for the six months ended June 30, 2021 and 2020 includes early withdrawal penalties of $10,627 and $21,933, respectively, which reduced members’ capital by $4,944 and $9,938, respectively, as these amounts were applied to unallocated organizational and offering expenses and the formation loan in the amount of $5,683 and $11,995, respectively. Non-cash financing activities for the six months ended June 30, 2021 and 2020 also includes earnings distributed to the dividend reinvestment plan of $1,133,283 and $1,162,796, respectively. Non-cash investing activity for the six months ended June 30, 2020 includes $20,068 for principal charged off. There was no principal charged off for the six months ended June 30, 2021.

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Six Months Ended June 30, 2021 and 2020 (unaudited)

	Six Months Ended June 30,
Reconciliation of net income to total cash provided by operations	2021	2020
Net income	$2,230,118	$2,245,604
Adjustments to reconcile net income to net cash provided by operations
Charge off of accrued interest	—	(11,857)
Amortization of debt issuance costs	27,402	13,618
Provision for (recovery of) loan losses	—	(75)

Change in operating assets and liabilities
Loan payments in trust	80,944	—
Accrued interest	(22,499)	(47,161)
Prepaid interest	148,000	57,233
Receivable from related party	(56,387)	(12,235)
Accounts payable and accrued liabilities	3,902	27,630
Payable to related party	9,641	11,417
Total adjustments	191,003	38,570
Total cash provided by operations	$2,421,121	$2,284,174

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2021 (unaudited)

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

In the opinion of management of RMC, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These unaudited financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results to be expected for the full year.

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

June 30, 2021 (unaudited)

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

COVID-19

Given the ongoing and dynamic nature of the impacts on peoples’ lives, the healthcare system and its resources, and the economy and real estate markets since the World Health Organization declared the COVID-19 outbreak a pandemic, it is not possible to predict or estimate the impact - for the remainder of 2021 and the years beyond - of the COVID-19 outbreak on the financial condition, the liquidity or the results of operations of the company. While the company has not incurred material disruptions to date, the rapid developments and fluidity of COVID-19 may cause the manager to continue to adjust its business operations, lending parameters, and collection practices and processes for past-due loans. The majority of borrowers have continued to make monthly payments and/or negotiated in good faith resulting in extensions on terms consistent with the original loan terms. No loan losses were incurred in the first six months of 2021 and none were incurred in 2020.

During 2020 and to a lesser extent in 2021, as a result of the disruptions caused by the pandemic, the company has experienced a manageable increase in requests for loan extensions, payment delinquencies and requests for forbearance agreements from borrowers. Market conditions, regulatory restrictions on our enforcement rights with respect to loans in default, delays in foreclosure proceedings, including moratoriums in some jurisdictions, and backlogs in the courts has increased the timeline to resolve non-performing and /or maturing loans.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2021 (unaudited)

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

In May 2019, the company filed a Registration Statement on Form S-3 with the SEC (SEC File No. 333-231333) that went effective May 9, 2019, to offer up to 15,000,000 units ($15,000,000) to members of record as of April 30, 2019 who had previously elected to participate in the DRIP or who later provide written notice to the manager electing to participate in the DRIP, in those states in which approval has been obtained. As of June 30, 2021, the aggregate gross proceeds from sales of units to members under our DRIP pursuant to the May 2019 Form S-3 Registration Statement is approximately $5,051,000.

To determine the amount of cash to be distributed in any month, the company relies in part on its forecast of full-year net income, which takes into account the difference between the forecasted net income for the remainder of the year and actual results in the year to date and the requirement to maintain a cash reserve. As of June 30, 2021, the difference between earnings allocated to members’ capital accounts and net income available to members was approximately $139,000, and is expected to be offset by future earnings in excess of net distributions in 2021 as a result of borrower payments received including forgone interest on loans designated non-accrual.

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

June 30, 2021 (unaudited)

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

June 30, 2021 (unaudited)

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

From time to time, the manager negotiates and enters into loan modifications with borrowers whose loans are delinquent (non-performing). If a borrower is experiencing financial difficulties and a loan modification were to result in an economic concession to the borrower (i.e., a significant delay or reduction in cash flows compared to the original note), the modification is deemed a troubled debt restructuring (TDR).

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

Notes to Financial Statements

June 30, 2021 (unaudited)

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2021 (unaudited)

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

NOTE 3 – MANAGER AND OTHER RELATED PARTIES

The Operating Agreement provides for compensation to the manager and for the reimbursement of qualifying costs as detailed below. RMC is entitled to 1% of the net income or loss of the company. RMC - at its sole discretion - collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income), which increased the net income, cash available for distribution, and the net-distribution rate. The cost-reimbursement waivers in the three and six months ended June 30, 2021 and 2020, by RMC were not made for the purpose of providing RMI IX with sufficient funds to satisfy any required level of distributions, as the Operating Agreement has no such required level of distributions, nor to meet withdrawal requests.

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

Costs from RMC

The manager is entitled to request reimbursement for operations expense incurred on behalf of RMI IX, including without limitation, RMC’s personnel and non-personnel costs incurred for qualifying business activities, including investor services, accounting, tax and data processing, postage and out-of-pocket general and administration expenses. Qualifying personnel/compensation costs and consulting fees are tracked by business activity, and then costs of qualifying activities are allocated to RMI IX pro-rata based on the percentage of RMI IX’s members’ capital to the total capital of all related mortgage funds managed by RMC. Certain other non-personnel, qualifying costs such as postage and out-of-pocket general and administrative expenses can be tracked by RMC as specifically attributable to RMI IX; other non-personnel, qualifying costs (e.g., RMC’s accounting and audit fees, legal fees and expenses, occupancy, and insurance premiums) are allocated pro-rata based on the percentage of RMI’s members’ capital to total capital of the related mortgage funds managed by RMC. The amount of qualifying costs attributable to RMI IX incurred by RMC was $158,526 and $138,098 in the three months ended June 30, 2021 and 2020, respectively and $304,696 and $290,814 for the six months ended June 30, 2021 and 2020, respectively. The reimbursement of costs from RMC waived was $79,060 and $138,098 in the three months ended June 30, 2021 and 2020, respectively and $160,434 and $290,814 in the six months ended June 30, 2021 and 2020, respectively.

Loan administrative fees

The manager is entitled to receive a loan administrative fee of up to one percent (1%) of the principal amount of each new loan funded or acquired for services rendered in connection with the selection and underwriting of loans payable upon the closing or acquisition of each loan. Since August 2015, RMC, at its sole discretion, has waived loan administrative fees on new originations. The total amount of loan administrative fees chargeable was $121,900 and $156,023 in the three months ended June 30, 2021 and 2020, respectively and $183,808 and $219,759 in the six months ended June 30, 2021 and 2020, respectively.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2021 (unaudited)

Commissions and fees paid by the borrowers to RMC

-	Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation and negotiation of loans (including extensions), RMC may collect a loan brokerage commission that is expected to range from approximately 1.5% to 5% of the principal amount of each loan made during the year. Total loan brokerage commissions are limited to an amount not to exceed 4% of the total company assets per year. The loan brokerage commissions are paid by the borrowers to RMC, and thus are not an expense of the company. Loan brokerage commissions paid by the borrowers to RMC approximated $266,000 and $345,000 for three months ended June 30, 2021 and 2020, respectively and $427,000 and $503,000 for the six months ended June 30, 2021 and 2020, respectively.

-	Other fees

RMC receives fees for processing, notary, document preparation, credit investigation, reconveyance and other mortgage related fees. The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the company.

Formation loan

Commissions for unit sales to new members paid to broker-dealers (“B/D sales commissions”) and premiums paid to certain investors upon the purchase of units were paid by RMC and were not paid directly by RMI IX out of unit-sales proceeds. Instead, RMI IX advanced to RMC amounts sufficient to pay the B/D sales commissions and premiums to be paid to investors. Such advances in total were not to exceed seven percent (7%) of offering proceeds. The receivable arising from the advances is unsecured and non-interest bearing and is referred to as the “formation loan.” When offerings of units to new members ended on April 30, 2019, such advances totaled $5,626,566, of which $3,568,024 remains outstanding at June 30, 2021.

Formation loan transactions for the six months ended June 30, 2021 and 2020 are presented in the following table.

	2021	2020
Balance, January 1	$3,812,019	$3,948,064
Payments received from RMC	(238,312)	—
Early withdrawal penalties applied	(5,683)	(11,995)
Balance, June 30	$3,568,024	$3,936,069

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

Redemptions of members’ capital

Redemptions of members’ capital for the three and six months ended June 30, 2021 and 2020 are presented in the following table.

	Three months ended		Six months ended
Redemptions	2021	2020	2021	2020
Without penalty	$1,682,981	$444,922	$2,432,327	$762,594
With penalty	90,569	253,605	267,730	424,095
Total	$1,773,550	$698,527	$2,700,057	$1,186,689
Early withdrawal penalties	$2,311	$12,200	$10,627	$21,933

At June 30, 2021, scheduled redemptions of members' capital were $1,205,307, of which $944,301 is payable in 2021, and $261,006 is payable in 2022. Scheduled redemptions of $141,008 are subject to early withdrawal penalties.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2021 (unaudited)

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

Unallocated O&O transactions for the six months ended June 30, 2021 and 2020 are summarized in the following table.

	2021	2020
Balance, January 1	$1,858,282	$2,260,068
O&O expenses allocated	(154,221)	(160,909)
O&O expenses paid by RMC(1)	(53,241)	(20,861)
Early withdrawal penalties applied (2)	(4,944)	(9,938)
Balance, June 30	$1,645,876	$2,068,360

(1)

RMC is obligated per the Operating Agreement to repay RMI IX for the amount of unallocated O&O expenses attributed to a member’s capital account if the member redeems prior to the 40 quarterly allocations. RMC estimated its future obligation to repay unallocated O&O expenses on scheduled redemptions as of June 30, 2021, to be approximately $13,600, which may be offset in part by early withdrawal penalties collected in future periods.

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

From time to time, in the normal course of business operations, the company may have payables to and/or receivables from related parties. At June 30, 2021, the receivable from a related party balance of $56,387 consisted primarily of accounts receivable from RMC related to O&O expenses, and the payable to related party balance of $13,826 consisted of accounts payable to a related mortgage fund. At December 31, 2020, the payable to related parties balance consisted of accounts payable and cost reimbursements to the manager and related mortgage fund of $6,452, which was partially offset by a receivable of $2,267 due from the manager and related mortgage fund. The receivable was received from the manager and the payable was paid to the manager in March 2021.

-	Loan transactions with related parties

In the ordinary course of business, performing loans may be transferred by executed assignment, in-part or in-full, between the RMC managed mortgage funds at par which approximates market value. In the six months ended June 30, 2021, a related mortgage fund transferred to RMI IX five performing loans with aggregate principal of $4,671,760 in-full at par value, which approximates fair value. In the six months ended June 30, 2020 a related mortgage fund transferred to RMI IX one performing loan with principal of $2,296,677 in-full at par value which approximates fair value. RMI IX paid cash for the loans and the related mortgage fund has no continuing obligation or involvement with the loans.

In the six months ended June 30, 2021, RMI IX transferred to related mortgage fund(s) five performing loans with aggregate principal of $2,559,588 in-full at par value, which approximates fair value. The related mortgage fund(s) paid cash for the loans and RMI IX has no continuing obligation or involvement with the loans. No loans were transferred to related mortgage funds in the six months ended June 30, 2020.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2021 (unaudited)

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years. Loans acquired are generally done so within the first six months of origination and are purchased at par value, which approximates fair value. See Note 3 (Manager and Other Related Parties) for a description of loans transferred by executed assignments between the related mortgage funds.

As of June 30, 2021, 53 loans outstanding (representing 97% of the aggregate principal of the company’s loan portfolio) have a loan term of five years or less. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment penalty provision.

As of June 30, 2021, 29 loans outstanding (representing 28% of the aggregate principal of the company’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal due at maturity. The remaining loans provide for monthly payments of interest only, with the principal due at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions for the three and six months ended June 30, 2021 are summarized in the following table.

	Three months ended	Six months ended
Principal, beginning of period	$83,364,317	$82,274,807
Loans funded	12,190,000	18,380,800
Principal collected	(12,588,867)	(19,903,312)
Loans transferred from related mortgage fund	—	4,671,760
Loans transferred to related mortgage funds	(1,691,251)	(2,559,588)
Loans sold to non-affiliate	(1,398,000)	(2,988,268)
Principal, June 30	$79,876,199	$79,876,199

During the three and six months ended June 30, 2021, the company renewed eight and twelve maturing (or matured) loans with aggregated principal of approximately $10,107,000 and $13,498,000, respectively, which are not included in the activity shown in the table above. The loans were current and deemed well collateralized (i.e., the LTV for the collateral was within lending guidelines) at the time they were extended.

The company funds loans with the intent to hold the loans until maturity, although from time to time the company may sell certain loans when the manager determines it to be in the best interest of the company.

During the three and six months ended June 30, 2021, two and five loans with aggregate principal of approximately $1,398,000 and $2,988,000, respectively were sold to unaffiliated third parties, for an amount that approximated the loan balance at the time of sale.

Pursuant to California regulatory requirements, borrower payments are deposited into a trust account established by RMC with an independent bank (and are presented on the balance sheet as “Loan payments in trust”). Funds are disbursed to the company as collected which can range from same day for wire transfers and up to two weeks after deposit for checks. Loan payments in trust at June 30, 2021, were disbursed to the company’s account by July 19, 2021. Loan payments in trust at December 31, 2020 were disbursed to the company’s account by January 15, 2021.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2021 (unaudited)

Loan characteristics

Secured loans had the characteristics presented in the following table.

	June 30,	December 31,
	2021	2020
Number of secured loans	59	82
Secured loans – principal	$79,876,199	$82,274,807
Secured loans – lowest interest rate (fixed)	6.8%	6.8%
Secured loans – highest interest rate (fixed)	10.5%	10.5%
Average secured loan – principal	$1,353,834	$1,003,351
Average principal as percent of total principal	1.7%	1.2%
Average principal as percent of members’ capital, net	1.7%	1.3%
Average principal as percent of total assets	1.7%	1.2%
Largest secured loan – principal	$6,735,000	$6,735,000
Largest principal as percent of total principal	8.4%	8.2%
Largest principal as percent of members’ capital, net	8.7%	8.5%
Largest principal as percent of total assets	8.2%	7.9%
Smallest secured loan – principal	$62,795	$104,378
Smallest principal as percent of total principal	0.1%	0.1%
Smallest principal as percent of members’ capital, net	0.1%	0.1%
Smallest principal as percent of total assets	0.1%	0.1%
Number of California counties where security is located	12	14
Largest percentage of principal in one California county	32.4%	28.2%
Number of secured loans with prepaid interest	2	—
Prepaid interest	$148,000	$—

At June 30, 2021, the company’s largest loan with principal of $6,735,000 is secured by an office building located in Santa Clara County, bears an interest rate of 8.25% and matures on October 1, 2021. As of June 30, 2021, the company had no commitments to lend outstanding and had no construction or rehabilitation loans outstanding.

Lien position

At funding, secured loans had the lien positions presented in the following table.

	June 30, 2021			December 31, 2020
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	41	$67,320,452	84%	56	$61,066,097	74%
Second trust deeds	18	12,555,747	16	26	21,208,710	26
Total principal, secured loans	59	79,876,199	100%	82	82,274,807	100%
Liens due other lenders at loan closing		35,215,207			45,206,740
Total debt		$115,091,406			$127,481,547
Appraised property value at loan closing		$220,635,000			$251,970,000
Percent of total debt to appraised values (LTV) at loan closing(1)		55.7%			55.6%

(1)

Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing nor does it include decreases or increases on senior liens to other lenders.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2021 (unaudited)

Property type

Secured loans summarized by property type are presented in the following table.

	June 30, 2021			December 31, 2020
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	29	$29,138,849	37%	47	$30,297,525	37%
Commercial	24	46,561,191	58	27	43,692,125	53
Multi-family	5	2,676,159	3	8	8,285,157	10
Land	1	1,500,000	2	—	—	—
Total principal, secured loans	59	$79,876,199	100%	82	$82,274,807	100%

(2)

Single family property type as of June 30, 2021 consists of 8 loans with principal of $9,240,711 that are owner occupied and 21 loans with principal of $19,898,138 that are non-owner occupied. At December 31, 2020, single family property type consisted of 8 loans with principal of $5,565,052 that are owner occupied and 39 loans with principal of $24,732,473 that are non-owner occupied.

Distribution of loans within California

The distribution of secured loans within California by counties is presented in the following table.

	June 30, 2021		December 31, 2020
	Principal	Percent	Principal	Percent
San Francisco Bay Area(3)
Santa Clara	$25,896,645	32.4%	$23,205,654	28.2%
San Francisco	14,100,411	17.6	11,339,546	13.8
San Mateo	5,646,542	7.1	6,878,086	8.4
Alameda	3,403,137	4.3	6,790,814	8.2
Contra Costa	5,143,834	6.4	1,094,189	1.3
Marin	—	—	1,944,696	2.4
	54,190,569	67.8	51,252,985	62.3
Other Northern California
Placer	1,500,000	1.9	—	0.0
Monterey	—	0.0	1,110,000	1.4
Tehama	404,831	0.5	404,837	0.5
Sacramento	70,729	0.1	104,378	0.1
	1,975,560	2.5	1,619,215	2.0
Northern California Total	56,166,129	70.3	52,872,200	64.3
Los Angeles & Coastal
Los Angeles	7,734,845	9.7	11,775,334	14.3
San Diego	5,787,128	7.2	10,186,152	12.4
Orange	8,469,097	10.6	5,431,677	6.6
Santa Barbara	—	—	290,444	0.3
	21,991,070	27.5	27,683,607	33.6
Other Southern California
San Bernardino	1,719,000	2.2	1,719,000	2.1
Southern California Total	23,710,070	29.7	29,402,607	35.7
Total principal, secured loans	$79,876,199	100.0%	$82,274,807	100.0%

(3)	Includes Silicon Valley

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2021 (unaudited)

Scheduled maturities

Secured loans scheduled to mature as of June 30, 2021, are presented in the following table.

	Loans	Principal	Percent
2021(4)	17	$21,585,614	27%
2022	23	27,199,427	34
2023	8	15,655,754	20
2024	2	3,939,766	5
2025	5	3,745,861	5
Thereafter	1	239,682	—
Total scheduled maturities	56	72,366,104	91
Matured as of June 30, 2021	3	7,510,095	9
Total principal, secured loans	59	$79,876,199	100%

(4)

Loans scheduled to mature in 2021 after June 30. Includes one loan for which the company entered into a forbearance agreement with the borrower in February 2021 which deferred the maturity date until July 2021. The loan had principal of approximately $1,200,000, which matured December 1, 2020.

Scheduled maturities are presented based on the most recent in-effect agreement with the borrower, including forbearance agreements. As a result, matured loans at June 30, 2021, for the scheduled maturities table may differ from the same captions in the tables of delinquencies and payment in arears that are based on the loan terms and do not consider forbearance agreements. For matured loans, the company may continue to accept payments while pursuing collection of principal or while negotiating an extension of the loan’s maturity date.

It is the company’s experience that the timing of future cash receipts from secured loans will differ from scheduled maturities.  Loans may be repaid or renewed before, at or after the contractual maturity date.

Delinquency/Non-performing secured loans

Secured loans summarized by payment-delinquency status are presented in the following table.

	June 30, 2021		December 31, 2020
	Loans	Principal	Loans	Principal
Current	50	$67,262,102	73	$74,041,631
Past Due
30-89 days	4	7,698,356	1	190,195
90-179 days	3	1,766,254	5	4,756,811
180 or more days	2	3,149,487	3	3,286,170
Total past due	9	12,614,097	9	8,233,176
Total principal, secured loans	59	$79,876,199	82	$82,274,807

At June 30, 2021 and December 31, 2020, there were two forbearance agreements in effect. One with principal of $990,000 is included in the table above as 90-179 days past due, and one with a principal of $1,200,000 which is included in the table above as 180 or more days past due.

During the six months ended June 30, 2021 the company modified an existing forbearance agreement for a loan included in the table above as 90-179 days past due with principal of $990,000, and a maturity date of December 1, 2025, that renews and follows on a forbearance agreement of October 2020. The loan was designated impaired at December 31, 2020. The 2020 forbearance agreement which expired on February 1, 2021, was renewed effective March 2021, and permits partial monthly payments through July 2021. Deferred interest due for missed and partial payments is added to the balloon payment due at maturity. As of June 30, 2021, the loan was designated impaired.

No loan forbearance agreements or payment modifications were made during the six months ended June 30, 2021, and none were in effect at December 31, 2020, that would be deemed troubled debt restructurings.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2021 (unaudited)

At June 30, 2021, and December 31, 2020, the company had one workout agreement with a borrower. The loan, with principal of $190,198 matured on June 1, 2016. The workout agreement was entered into September 2016, whereby the borrower agreed to resume monthly payments. This agreement extended the maturity date through October 1, 2021. As of June 30, 2021, the loan was 90 days delinquent and was designated as impaired and in non-accrual status.

Non-performing secured loans at June 30, 2021, and December 31, 2020, had principal payments in arrears totaling $8,713,190 (9 loans) and $1,577,874 (8 loans), respectively and interest payments in arrears totaling $470,041 and $360,813, respectively. Payments in arrears for non-performing secured loans (i.e., monthly interest and principal payments past due 30 or more days) at June 30, 2021 and December 31, 2020, are presented in the following tables.

	Loans		Principal		Interest(5)
At June 30, 2021	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	3	1	$7,510,095	$789	$37,813	$2,987	$7,551,684
90-179 days (4-6 payments)	—	3	—	2,251	—	60,606	62,857
180 or more days (more than 6 payments)	1	1	1,200,000	55	168,000	200,635	1,568,690
Total past due(6)	4	5	$8,710,095	$3,095	$205,813	$264,228	$9,183,231

(5)

Interest includes foregone interest of approximately $94,500 on non-accrual loans past maturity and approximately $112,500 for monthly payments in arrears. June 2021 interest is due July 1, 2021 and is not included in the payments in arrears at June 30, 2021.

(6)	In July 2021, three loans with aggregate principal of $7,510,095 included in the table above as 30-89 days past maturity, paid in full including interest in arrears of $37,813.

	Loans		Principal		Interest(7)
At December 31, 2020	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	—	1	$—	$378	$—	$1,509	$1,887
90-179 days (4-6 payments)	1	4	376,613	854	—	146,270	523,737
180 or more days (more than 6 payments)	1	1	1,200,000	29	105,000	108,034	1,413,063
Total past due(8)	2	6	$1,576,613	$1,261	$105,000	$255,813	$1,938,687
(7)

Interest includes foregone interest of $42,000 on non-accrual loans past maturity and approximately $20,800 for monthly payments in arrears.  December 2020 interest is due January 1, 2021 and is not included in the payments in arrears at December 31, 2020.

(8)

One loan with principal of approximately $137,000, which was 180 or more days past due, paid in full in January 2021 and so was not designated as non-performing at December 31, 2020, and is not included in the table above.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2021 (unaudited)

Delinquency/Loans in non-accrual status

Secured loans in non-accrual status are summarized in the following table.

	June 30, 2021	December 31, 2020
Number of loans	4	3
Principal	$4,329,684	$3,339,684
Advances	20,941	10,320
Accrued interest	214,348	181,060
Total recorded investment	$4,564,973	$3,531,064
Foregone interest	$239,583	$62,821

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

At June 30, 2021, there was one loan with principal of approximately $586,000 which was 90 or more days past due and not in non-accrual status.

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

Activity in the allowance for loan losses for the six months ended June 30, 2021 and 2020, is presented in the following table.

	2021	2020
Balance January 1,	$55,000	$87,000
Recovery for loan losses	—	(75)
Charge-offs	—	(31,925)
Balance June 30,	$55,000	$55,000

Loans designated impaired and any associated allowance for loan losses is presented in the following table.

	June 30, 2021	December 31, 2020
Number of loans	5	6
Principal	$4,915,741	$7,529,684
Recorded investment(9)	5,167,636	7,895,605
Impaired loans without allowance	5,167,636	7,895,605
Impaired loans with allowance	—	—
Allowance for loan losses, impaired loans	—	—
Weighted average LTV at origination	60.2%	52.5%
(9)	Recorded investment is the sum of the principal, advances, and accrued interest receivable for financial reporting purposes.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2021 (unaudited)

Loans designated impaired had an average recorded investment, interest income recognized and interest income received in cash for the six months ended June 30, 2021 and the year ended December 31, 2020, as presented in the following table.

	June 30, 2021	December 31, 2020
Average recorded investment	$6,531,621	$6,307,655
Interest income recognized	48,186	704,506
Interest income received in cash	40,842	360,753

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

Notes to Financial Statements

June 30, 2021 (unaudited)

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

NOTE 5 – LINE OF CREDIT

In March 2020, RMI IX entered into a revolving line of credit and term loan agreement and in April 2020 borrowed on the bank line of credit. Activity involving the line of credit during the six months ended June 30, 2021 and 2020 is presented in the following table.

	2021	2020
Balance, January 1,	$10,000,000	$—
Draws	2,655,000	13,200,000
Repayments	(5,055,000)	(5,000,000)
Balance, June 30,	$7,600,000	$8,200,000
Line of credit - average daily balance	$9,240,000	$2,621,000

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

Interest on the outstanding principal is payable monthly and accrues at the per annum rate of the greater of (i) five percent (5%) or (ii) the sum of the one-month LIBOR rate plus three and one-quarter percent (3.25%). If the company does not maintain the required compensating balance with a minimum daily average of $1.0 million for the calendar quarter, the interest rate automatically increases by one-quarter of one percent (0.25%) above that rate which would otherwise be applicable for the next calendar quarter retroactive to the beginning of the calendar quarter in which the compensating balance is not maintained. At June 30, 2021, the interest rate was five percent (5%).

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

At June 30, 2021 and December 31, 2020, aggregate principal of pledged loans was approximately $17,835,000 and $20,068,000, respectively with a maximum allowed advance thereon of approximately $10,000,000, subject to the borrowing base calculation.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2021 (unaudited)

Debt issuance costs of approximately $110,000 are being amortized over the two-year term of the line of credit agreement. Amortized debt issuance costs included in interest expense approximated $13,700 and $13,600 for the three months ended June 30, 2021 and 2020, and $27,400 and $13,600 for the six months ended June 30, 2021 and 2020 respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

Commitments

Note 3 (Manager and Other Related Parties) presents a detailed discussion of the company’s contractual obligations to RMC and scheduled redemptions of members’ capital at June 30, 2021.

Legal proceedings

As of June 30, 2021, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business. In the normal course of its business, the company may become involved in legal proceedings (such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc.) to collect the debt owed under the promissory notes, to enforce the provisions of the deeds of trust, to protect its interest in the real property subject to the deeds of trust and to resolve disputes with borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the net income or balance sheet of the company.

NOTE 7 – SUBSEQUENT EVENTS

The manager evaluated events occurring subsequent to June 30, 2021 and determined that there were no events or transactions occurring during this reporting period that require recognition or disclosure in the unaudited financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (or SEC). The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operations results to be expected for the full year.

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

Results of Operations

The following discussion describes our results of operations for the three and six months ended June 30, 2021. While the COVID-19 pandemic has not had a material adverse effect on our reported results for our first or second quarter, we are actively monitoring the impact of COVID-19, which may negatively impact our business, financial condition, liquidity and results of operations for subsequent periods.

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

In the publication “California Posts Robust Payroll Gain in June” dated July 16, 2021:

Labor Shortages Are Holding Back an Even Stronger Pace of Hiring

•	Nonfarm employers added 73,500 net new jobs during June, the second largest gain of any state.
•	While the monthly gain was impressive, the pace of payroll growth has moderated a touch recently alongside widespread labor shortages.
•	The leisure & hospitality sector accounted for the lion's share of the total gain, adding 44,400 new jobs. Within leisure & hospitality, hiring at hotels, bars and restaurants rose by 37,000.
•	Health care & social assistance, which includes nursing homes and child daycare centers, expanded headcounts by 7,700, while retailers added 2,500.
•	Professional & business services payrolls increased by 3,400 jobs, thanks to a 3,200 improvement in administrative & waste services.
•

Transportation, warehousing & utilities employment rose by 1,400. Although the number of ships waiting to anchor remains elevated, congestion at the Port of Los Angeles/Long Beach appears to be clearing up a bit. This is a sign that the supply chain bottlenecks affecting virtually every industry may be starting to ease.

•	Manufacturing payrolls advanced by 4,200, marking the fifth consecutive monthly gain.
•	Construction firms once again trimmed headcounts, as payrolls declined by 3,000.
•

The state's unemployment rate was unchanged at 7.7%, although May's jobless rate was revised down from [SIC] 7.7% from 7.9%. This time last year, the unemployment rate was 14.1%, a reminder that while progress has been slow, a great deal of improvement has occurred over the past 12 months.

•

Drought conditions continue to worsen as the summer wears on. The assessment of conditions in over 33% of California has recently been elevated to an "exceptional" classification (the most severe). Increasingly dire drought conditions are fueling an increase in wildfires, straining water resources and threatening the state's massive agricultural industry.

Hiring remains robust in the Golden State. Employers added 73,500 net new jobs during June, the second largest gain of any state. While the monthly gain was impressive, the pace of payroll growth has cooled down slightly. While employers have expanded payrolls every month since February, the total gains have been shrinking with each consecutive month. There are several reasons why job growth has slightly moderated, but widespread labor shortages stand out as the driving factor. Put another way, if businesses could find the labor they needed, employment growth could be much stronger.

Leisure & hospitality accounted for the lion's share of the total gain in June, adding 44,400 new jobs. Within leisure & hospitality, hiring at hotels, bars and restaurants rose by 37,000, while arts, entertainment & recreation added 7,400 jobs. According to Visit California [https://industry.visitcalifornia.com/research/travel-forecast] travel spending in the state dropped to $65.1 billion in 2020—only 45% of 2019 spending levels. This year is shaping up to be much better. Travel and tourism is quickly ramping up across the state, most notably in Southern California. Hotel occupancy rates in Los Angeles and San Diego are still below the levels seen in the summer of 2019 but are steadily climbing higher. The ramp up in tourism appears to be providing a boost to the entire Southern California economy. During June, overall employment rose solidly in San Diego and Anaheim, while employers in Los Angeles added 29,700 total jobs, more than other metro in the state.

The Bay Area saw more modest gains during the month. San Francisco businesses increased headcounts by 11,900, while San Jose added just 2,700 jobs. Statewide, hiring in the tech industry advanced, but only slightly. Professional & business services payrolls increased by 3,400 jobs, largely due to a 3,200 improvement in administrative & waste services. California's professional, scientific & technical services industry payrolls were largely unchanged, while information sector payrolls edged up by 500 jobs.

Elsewhere, health care & social assistance expanded headcounts by 7,700, while retailers added 2,500. Manufacturing payrolls advanced by 4,200, the fifth consecutive monthly gain, while transportation, warehousing & utilities employment rose by 1,400 jobs. Although the number of ships waiting to anchor remains elevated, congestion at the Port of Los Angeles/Long Beach appears to be clearing somewhat. This is a sign that the supply chain bottlenecks affecting virtually every industry may be beginning to ease. Construction firms once again trimmed headcounts in June, as payrolls declined by 3,000, the third straight monthly drop. While residential construction remains strong, nonresidential activity looks to be waning amid a thinning backlog of new projects.

The state's unemployment rate was unchanged at 7.7%, although May's jobless rate was revised down from 7.7% from 7.9%. This time last year, the unemployment rate was 14.1%, a reminder that while progress has been slow, a great deal of improvement has occurred over the past 12 months. The state's labor market appears poised for improvement in coming months. Jobless claims remain elevated relative to their pre-COVID norms, but continue to trend lower, which suggests fewer layoffs are taking place. The $300 federal unemployment benefit will end in September, which will likely boost labor force participation and nonfarm payrolls, although it may take a few months for the those [SIC] effects to become apparent in the employment data.

While California's economy remains firmly on the path to recovery, worsening drought conditions are increasingly a risk. The assessment of conditions in over 33% of California have recently been elevated to an "exceptional" classification (the most severe). Increasingly dire drought conditions are fueling an increase in wildfires, straining water resources and threatening the state's massive agricultural industry. The rising number of COVID cases is another risk, although hospitalizations are not rising anywhere near as much as infections. We are seeing some restrictions being reinstated, but not in a way that would derail California's economic recovery.

Key Performance Indicators

Key performance indicators as of and for the six months ended June 30, 2021 and 2020 are presented in the following table.

	2021	2020
Secured loans principal – end of period balance	$79,876,199	$72,577,049
Secured loans principal– average daily balance	82,217,000	69,809,000

Interest income	$3,384,828	$2,939,676
Portfolio interest rate(1)	8.6%	8.8%
Effective yield rate(2)	8.2%	8.4%

Line of credit - end of period balance	$7,600,000	$8,200,000
Line of credit - average daily balance(3)	$9,240,000	$2,621,000

Interest expense	$259,680	$46,744
Interest rate - line of credit(3)	5.0%	5.0%

Provision for (recovery of) loan losses	$—	$(75)

Total operations expense(8)	$927,795	$660,405

Net income(8)	$2,230,118	$2,245,604
Percent of average members’ capital(4)(5)	5.5%	5.4%

Member distributions, net	$2,244,994	$2,246,645
Percent of average members’ capital(4)(6)	5.6%	5.5%

Members’ capital, gross – end of period balance	$79,043,284	$81,547,630
Members’ capital, gross – average daily balance	$80,498,000	$81,952,000

Member redemptions(7)	$2,700,057	$1,186,689

(1)	Stated note interest rate, weighted daily average (annualized).
(2)	Percent of secured loans – average daily balance (annualized).
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
(7)

At June 30, 2021, scheduled redemptions of members' capital were $1,205,307 of which $944,301 is payable in 2021, and $261,006 is payable in 2022. Scheduled redemptions of $141,008 are subject to early withdrawal penalties.

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

Key performance indicators as of and for the three months ended June 30, 2021 and 2020 are presented in the following table.

	2021	2020
Secured loans principal – end of period balance	$79,876,199	$72,577,049
Secured loans principal– average daily balance	80,830,000	$72,577,000

Interest income	$1,705,119	$1,511,999
Portfolio interest rate(1)	8.6%	8.7%
Effective yield rate(2)	8.4%	8.3%

Line of credit - end of period balance	$7,600,000	$8,200,000
Line of credit - average daily balance(3)	$8,685,000	$2,621,000

Interest expense	$123,469	$46,744
Interest rate - line of credit(3)	5.0%	5.0%

Provision for (recovery of) loan losses	$—	$—

Total operations expense(8)	$426,334	$337,158

Net income(8)	$1,178,712	$1,133,051
Percent of average members’ capital(4)(5)	5.8%	5.5%

Member distributions, net	$1,118,603	$1,115,768
Percent of average members’ capital(4)(6)	5.6%	5.4%

Members’ capital, gross – end of period balance	$79,043,284	$81,547,630
Members’ capital, gross – average daily balance	$80,187,000	$82,001,000

Member redemptions(7)	$1,773,550	$698,527

(1)	Stated note interest rate, weighted daily average (annualized).
(2)	Percent of secured loans – average daily balance (annualized).
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
(7)

At June 30, 2021, scheduled redemptions of members' capital were $1,205,307 of which $944,301 is payable in 2021, and $261,006 is payable in 2022. Scheduled redemptions of $141,008 are subject to early withdrawal penalties.

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

Secured loans

The secured loans principal at June 30, 2021 of $79,876,199 was an increase of approximately 10% ($7.3 million) over the June 30, 2020 secured loans principal of $72,577,049. The increase was primarily due to RMC’s ability to fully invest the capital available to lend, including in 2021 the advances on the line of credit.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a secured loan portfolio that has substantial protective equity (i.e., property value to outstanding debt) as indicated by the overall conservative weighted average loan-to-value ratio (LTV) which at June 30, 2021 was approximately 55.7%. Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 44.3% in the property, and we as a lender have lent in the aggregate 55.7% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

Secured loans, principal by LTV and lien position at June 30, 2021 are presented in the following table. The LTVs shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Secured loans, principal
LTV(1)	First trust deeds	Percent	Second trust deeds	Percent	Total principal	Percent
<40%	$6,159,006	7.8%	$2,647,866	3.3%	$8,806,872	11.1%
40-49%	6,818,157	8.5	649,417	0.8	7,467,574	9.3
50-59%	20,220,640	25.3	2,170,198	2.7	22,390,838	28.0
60-69%	29,593,626	37.0	5,838,266	7.3	35,431,892	44.3
Subtotal <70%	62,791,429	78.6	11,305,747	14.1	74,097,176	92.7

70-79%	4,529,023	5.7	1,250,000	1.6	5,779,023	7.3
Subtotal <80%	67,320,452	84.3	12,555,747	15.7	79,876,199	100.0

≥80%	—	0.0	—	0.0	—	0.0

Total	$67,320,452	84.3%	$12,555,747	15.7%	$79,876,199	100.0%

(1)	LTV classifications in the table above are based on the company’s recorded investment in the loan.

Non-performing secured loans, principal by LTV and lien position at June 30, 2021 are presented in the following table. The LTVs shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Non-performing secured loans, principal
LTV(2)	First trust deeds	Percent(3)	Second trust deeds	Percent(3)	Total	Percent(3)
<40%	$541,595	0.7%	$—	0.0%	$541,595	0.7%
40-49%	190,198	0.2	—	0.0	190,198	0.2
50-59%	6,968,500	8.7	188,261	0.2	7,156,761	8.9
60-69%	2,939,486	3.7	1,786,057	2.2	4,725,543	5.9
Subtotal <70%	10,639,779	13.3	1,974,318	2.4	12,614,097	15.7

70-79%	—	0.0	—	0.0	—	0.0
Subtotal <80%	10,639,779	13.3	1,974,318	2.4	12,614,097	15.7

≥80%	—	0.0	—	0.0	—	0.0

Total	$10,639,779	13.3%	$1,974,318	2.4%	$12,614,097	15.7%

(2)	LTV classifications in the table above are based on the company’s recorded investment in the loan.
(3)	Percent of secured loans principal, end of period balance

Payments in arrears at June 30, 2021 for non-performing secured loans, (i.e., principal and interest payments past due 30 or more days) totaled approximately $9,183,000, of which approximately $8,713,000 was principal and approximately $470,000 was accrued interest.

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

Performance overview/net income 2021 v. 2020

Net income available to members as a percent of members’ capital, gross – average daily balance (annualized) was 5.5% and 5.4% for the six months ended June 30, 2021 and 2020, respectively. Net income decreased approximately $15,500 (0.7%) for the six months ended June 30, 2021 as compared to the same period in 2020 due to an increase in operations expense of approximately $267,400 (40.5%), which was offset in part by an increase in net interest income of $232,200 (8.0%).

Members’ capital at June 30, 2021 of $79,043,284 was a decrease of approximately $2,504,300 (3.1%) from June 30, 2020, as members’ redemptions exceeded the purchase of DRIP units.

Analysis and discussion of income from operations 2021 v. 2020 (six months ended)

Significant changes to net income for the six months ended June 30, 2021 and 2020 are summarized in the following table.

	Net interest income	Provision for (recovery of) loan losses	Operations expense	Net income
Six months ended
June 30, 2021	$3,125,148	—	927,795	$2,230,118
June 30, 2020	2,892,932	(75)	660,405	2,245,604
Change	$232,216	75	267,390	$(15,486)

Change
Increase secured loans principal - average daily balance	$499,775	—	17,629	$482,146
Effective yield rate	(54,623)	—	—	(54,623)
Increase members' capital - average daily balance	—	—	35,138	(35,138)
Interest on line of credit	(199,152)	—	—	(199,152)
Amortization of debt issuance costs	(13,784)	—	—	(13,784)
Late fees	—	—	—	19,763
Decrease in allocable expenses from RMC	—	—	(8,000)	8,000
RMC fees/costs reimbursements collected	—	—	123,262	(123,262)
Tax compliance cost efficiency	—	—	(25,830)	25,830
Expanded legal and audit services	—	—	75,846	(75,846)
Timing of services rendered	—	—	11,867	(11,867)
Independent contractors	—	—	23,244	(23,244)
Other	—	75	14,234	(14,309)
Change	$232,216	75	267,390	$(15,486)

The table above presents only the significant changes to net income for the period, and is not intended to cross-foot.

Net interest income

Net interest income increased approximately $232,200 for the six months ended June 30, 2021 compared to the same period in 2020, resulting from the increase in the average daily balance of secured loans – principal of approximately $12.4 million (17.8%), offset in part by an increase in interest expense of $212,900 (455.5%) as the line of credit was utilized with an average daily balance of approximately $9.2 million for the six months ended June 30, 2021 as compared to $2.6 million for the six months ended June 30, 2020 and was not utilized until April 2020.

Foregone interest on non-accrual loans at June 30, 2021 was $239,583, an increase of approximately $95,000 compared to June 30, 2020.

Provision/allowance for loan losses

Generally, the company has not recorded a provision/allowance for loan losses as the secured loans have protective equity such that collection is deemed probable for all recorded amounts due on the loan. There were no additions or charge-offs to the provision for loan losses during the six months ended June 30, 2021. During the six months ended June 30, 2020, there was approximately $32,000 in charge-offs to the allowance in relation to a loan in second lien position to facilitate the sale of the underlying collateral which was sold in February 2020.

Operations expense

Significant changes to operations expense for the six months ended June 30, 2021 and 2020 are summarized in the following table.

	Mortgage servicing fees	Asset management fees	Costs from RMC, net	Professional services	Other	Total
Six months ended
June 30, 2021	$103,960	282,780	144,262	374,095	22,698	$927,795
June 30, 2020	86,331	270,642	—	296,085	7,347	660,405
Change	$17,629	12,138	144,262	78,010	15,351	$267,390

Change
Increase secured loans principal - average daily balance	$17,629	—	—	—	—	$17,629
Increase members' capital - average daily balance	—	12,138	23,000	—	—	35,138
Decrease in allocable expenses from RMC	—	—	(8,000)	—	—	(8,000)
RMC fees/costs reimbursements collected	—	—	123,262	—	—	123,262
Tax compliance cost efficiency	—	—	—	(25,830)	—	(25,830)
Expanded legal and audit services	—	—	—	75,846	—	75,846
Timing of services rendered	—	—	—	11,867	—	11,867
Independent contractors	—	—	—	23,244	—	23,244
Other	—	—	6,000	(7,117)	15,351	14,234
Change	$17,629	12,138	144,262	78,010	15,351	$267,390

Mortgage Servicing fees

The increase in mortgage servicing fees of $17,629 for the six months ended June 30, 2021 as compared to the same period in 2020 was due to the increase in the average daily balance - secured loans of $12.4 million, at the annual rate of 0.25%.

Asset management fees

The increase in asset management fees of $12,138 is due to an increase in the members capital base calculation balance at December 31, 2020 compared to December 31, 2019. The current year asset management fee is determined annually based on prior year end balances and is computed by subtracting from the then fair value of the company’s loans plus working capital reserves, an amount equal to the outstanding debt.

Costs from RMC, net

In the six months ended June 30, 2021, RMC - at its sole discretion - collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income). For periods prior to the third quarter of 2020, RMC had waived all reimbursement for the cost of services attributable to RMI IX. The reimbursement of costs from RMC waived was $160,434 and $290,814 in the six months ended June 30, 2021 and 2020, respectively.

The amount of qualifying costs attributable to RMI IX incurred by RMC was $304,696 and $290,814 in the six months ended June 30, 2021 and 2020, respectively. The increase was primarily due to an increase in the company’s members’ capital as a percent of the total capital of the related mortgage funds managed by RMC, offset in part by a decrease in allocable payroll and professional services year over year.

Professional Services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The increase in professional services of approximately $78,000 for the six months ended June 30, 2021 compared to the same period in 2020 was due primarily to:

-

Audit and legal fees increased by approximately $76,000 in the six months ended June 30, 2021 as compared to the same period in 2020 due to expanded legal and audit services associated with COVID-19, the line of credit agreement, loan transactions and valuation of loan collateral.

-

Consulting/contractor fees increased approximately $23,000 principally due to additional consulting and contractor time incurred as a result of the resignation of a key accounting team member due to personal circumstances during the first quarter of 2021.

-	Tax compliance costs decreased by approximately $26,000 as a result of process efficiency implemented in 2021.

Analysis and discussion of income from operations 2021 v. 2020 (three months ended)

Significant changes to net income for the three months ended June 30, 2021 and 2020 are summarized in the following table.

	Net interest income	Provision for (recovery of) loan losses	Operations expense	Net income
Three months ended
June 30, 2021	$1,581,650	—	426,334	$1,178,712
June 30, 2020	1,465,255	—	337,158	1,133,051
Change	$116,395	—	89,176	$45,661

Change
Increase secured loans principal - average daily balance	$168,072	—	7,930	$160,142
Effective yield rate	25,048	—	—	25,048
Increase members' capital - average daily balance	—	—	15,069	(15,069)
Interest on line of credit	(76,642)	—	—	(76,642)
Amortization of debt issuance costs	(83)	—	—	(83)
Late fees	—	—	—	18,442
Increase in allocable expenses from RMC	—	—	12,000	(12,000)
RMC fees/costs reimbursements collected	—	—	58,466	(58,466)
Tax compliance cost efficiency	—	—	(25,830)	25,830
Expanded legal and audit services	—	—	16,937	(16,937)
Independent contractors	—	—	7,155	(7,155)
Other	—	—	(2,551)	2,551
Change	$116,395	—	89,176	$45,661

The table above presents only the significant changes to net income for the period, and is not intended to cross-foot.

Net interest income

Net interest income increased approximately $116,400 (7.9%) for the three months ended June 30, 2021 compared to the same period in 2020, resulting from the increase in the average daily balance of secured loans – principal of approximately $8.3 million (11.4%), offset in part by an increase in interest expense of $76,700 (164.1%) as the line of credit was utilized with an average daily balance of approximately $8.7 million for the three months ended June 30, 2021 as compared to $2.6 million for the three months ended June 30, 2020.

Provision/allowance for loan losses

Generally, the company has not recorded a provision/allowance for loan losses as the secured loans have protective equity such that collection is deemed probable for all recorded amounts due on the loan. There were no additions or charge-offs to the provision for loan losses during the three months ended June 30, 2021 and 2020.

Operations expense

Significant changes to operations expense for the three months ended June 30, 2021 and 2020 are summarized in the following table.

	Mortgage servicing fees	Asset management fees	Costs from RMC, net	Professional services	Other	Total
Three months ended
June 30, 2021	$51,988	141,390	79,466	141,408	12,082	$426,334
June 30, 2020	44,058	135,321	—	150,499	7,280	337,158
Change	$7,930	6,069	79,466	(9,091)	4,802	$89,176

Change
Increase secured loans principal - average daily balance	$7,930	—	—	—	—	$7,930
Increase members' capital - average daily balance	—	6,069	9,000	—	—	15,069
Increase in allocable expenses from RMC	—	—	12,000	—	—	12,000
RMC fees/costs reimbursements collected	—	—	58,466	—	—	58,466
Tax compliance cost efficiency	—	—	—	(25,830)	—	(25,830)
Expanded legal and audit services	—	—	—	16,937	—	16,937
Independent contractors	—	—	—	7,155	—	7,155
Other	—	—	—	(7,353)	4,802	(2,551)
Change	$7,930	6,069	79,466	(9,091)	4,802	$89,176

Mortgage Servicing fees

The increase in mortgage servicing fees of $7,930 for the three months ended June 30, 2021 as compared to the same period in 2020 was due to the increase in the average daily balance - secured loans of $8.3 million, at the annual rate of 0.25%.

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

Costs from RMC, net

In the three months ended June 30, 2021, RMC - at its sole discretion - collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income). For periods prior to the third quarter of 2020, RMC had waived all reimbursement for the cost of services attributable to RMI IX. The reimbursement of costs from RMC waived was $79,060 and $138,098 in the three months ended June 30, 2021 and 2020, respectively.

The amount of qualifying costs attributable to RMI IX incurred by RMC was $158,526 and $138,098 in the three months ended June 30, 2021 and 2020, respectively. The increase was due to an increase in allocable payroll and professional services in the quarter, accompanied by an increase in the company’s members’ capital as a percent of the total capital of the related mortgage funds managed by RMC.

Professional Services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The decrease in professional services of approximately $9,000 for the three months ended June 30, 2021 compared to the same period in 2020 was due primarily to a reduction of tax compliance costs as a result of process efficiency implemented in 2021, which was partially offset by expanded legal and audit services associated with COVID-19, the line of credit agreement, loan transactions and valuation of loan collateral.

Members' capital, cash flows and liquidity

Cash flows by business activity for the six months ended June 30, 2021 and 2020 are presented in the following table.

	2021	2020
Members’ capital
Earnings distributed to members, net of DRIP	$(1,111,711)	$(1,083,849)
Redemptions, net	(2,689,428)	(1,164,756)
Organization and offering expenses received, net	53,241	20,861
Formation loan	238,312	—
Cash – members’ capital, net	(3,509,586)	(2,227,744)

Borrowings
Line of credit advances, net	(2,400,000)	8,200,000
Interest paid	(237,118)	(24,028)
Debt issuance costs paid	—	(109,526)
Cash – borrowings, net	(2,637,118)	8,066,446
Cash - members' capital and borrowings, net	(6,146,704)	5,838,702

Loan principal/advances/interest
Loans funded & advances, net	(18,391,008)	(21,974,416)
Principal collected	19,903,312	22,335,694
Loan transferred from related mortgage fund	(4,671,760)	(2,296,677)
Loans transferred to related mortgage funds	2,559,588	—
Loans sold to non-affiliate	2,988,268	—
Interest received, net	3,510,328	2,937,891
Late fees	113,709	13,002
Cash – loans, net	6,012,437	1,015,494

Operations expense	(965,798)	(642,691)

Net change in cash	$(1,100,065)	$6,211,505
Cash, end of period	$1,199,048	$10,662,034

Redemptions of members capital

Redemptions of members’ capital for the three and six months ended June 30, 2021 and 2020 are presented in the following table.

	Three months ended		Six months ended
Redemptions	2021	2020	2021	2020
Without penalty	$1,682,981	$444,922	$2,432,327	$762,594
With penalty	90,569	253,605	267,730	424,095
Total	$1,773,550	$698,527	$2,700,057	$1,186,689
Early withdrawal penalties	$2,311	$12,200	$10,627	$21,933

At June 30, 2021, scheduled redemptions of members' capital were $1,205,307 of which $944,301 is payable in 2021, and $261,006 is payable in 2022. Scheduled redemptions of $141,008 are subject to early withdrawal penalties.

Borrowings

In March 2020, RMI IX entered into a revolving line of credit and term loan agreement and in April 2020 borrowed on the bank line of credit. For the six months ended June 30, 2021, the line of credit had an average daily balance of approximately $9.2 million. At June 30, 2021, the balance was $7,600,000. See Note 5 (Line of Credit) to the financial statements included in Part I, Item 1 of this report for a detailed presentation of the activity and discussion on the terms and provisions of the loan agreement, which presentation is incorporated by this reference into this Item 2.

Contractual obligations and commitments

At June 30, 2021, the company had no construction or rehabilitation loans outstanding, no loan commitments pending, and no off-balance sheet arrangements as such arrangements are not permitted by the Operating Agreement. Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report presents detailed discussion of the company’s contractual obligations to RMC.

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

As of June 30, 2021, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business. In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes or protect or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance.

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

As of June 30, 2021, the gross proceeds from sales of units to our members under our DRIP pursuant to the May 9, 2019 Form S-3 Registration Statement (after May 9, 2019) was approximately $5,051,000.

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

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibits

10.1	Business Loan Agreement; Promissory Note dated March 13, 2020; Pledge and Security Agreement

10.2	Promissory Note; Pledge and Security Agreement dated September 30, 2020

10.3	Promissory Note; Pledge and Security Agreement dated October 14, 2020

31.1	Certification of Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: August 16, 2021	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer)