Form 10-Q
period 2021-09-30
Redwood Mortgage Investors IX
filed 2021-11-15
CIK 1448038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC

Balance Sheets

September 30, 2021 (unaudited) and December 31, 2020 (audited)

	September 30,	December 31,
ASSETS	2021	2020
Cash, in banks	$1,553,909	$2,299,113
Loan payments in trust	99,078	130,898
Loans
Principal	73,539,360	82,274,807
Advances	17,486	14,331
Accrued interest	539,109	683,975
Prepaid interest	(804,164)	—
Loan balances secured by deeds of trust	73,291,791	82,973,113
Allowance for loan losses	(55,000)	(55,000)
Loan balances secured by deeds of trust, net	73,236,791	82,918,113

Debt issuance costs, net	27,402	68,506
Prepaid expenses	31,520	—
Other receivable	1,094	—
Total assets	$74,949,794	$85,416,630

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities	$76,690	$99,516
Payable to related parties	3,501	4,185
Line of credit	1,100,000	10,000,000
Total liabilities	1,180,191	10,103,701

Commitments and contingencies (Note 6)

Members’ capital, net	77,211,140	79,124,948
Receivable from manager (formation loan)	(3,441,537)	(3,812,019)
Members’ capital, net of formation loan	73,769,603	75,312,929
Total liabilities and members’ capital	$74,949,794	$85,416,630

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Income

For the Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Interest income	$1,791,385	$1,857,029	$5,176,213	$4,796,705
Interest expense	(108,493)	(122,618)	(368,173)	(169,362)
Net interest income	1,682,892	1,734,411	4,808,040	4,627,343
Late fees	23,319	7,040	56,084	20,042
Total revenue, net	1,706,211	1,741,451	4,864,124	4,647,385

Provision for (recovery of) loan losses	—	—	—	(75)

Operations expense
Mortgage servicing fees	49,921	48,500	153,881	134,831
Asset management fees	141,390	135,321	424,170	405,963
Costs from Redwood Mortgage Corp., net (Note 3)	70,022	72,181	214,284	72,181
Professional services	144,765	156,005	518,860	452,090
Other	15,079	3,331	37,777	10,678
Total operations expense	421,177	415,338	1,348,972	1,075,743
Net income	$1,285,034	$1,326,113	$3,515,152	$3,571,717

Net income
Members (99%)	$1,272,184	$1,312,852	$3,480,001	$3,535,999
Manager (1%)	12,850	13,261	35,151	35,718
	$1,285,034	$1,326,113	$3,515,152	$3,571,717

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Changes in Members’ Capital

For the Three Months Ended September 30, 2021 (unaudited)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at June 30, 2021	$79,043,284	$204,075	$(1,645,876)	$77,601,483
Net income	1,272,184	12,850	—	1,285,034
Earnings distributed to members	(1,092,332)	—	—	(1,092,332)
Earnings distributed used in DRIP	545,868	—	—	545,868
Members’ redemptions	(1,150,803)	—	—	(1,150,803)
Organization and offering expenses allocated	(74,958)	—	74,958	—
Organization and offering expenses repaid by RMC	—	—	15,446	15,446
Early withdrawal penalties	—	—	6,444	6,444
Balance at September 30, 2021	$78,543,243	$216,925	$(1,549,028)	$77,211,140

For the Nine Months Ended September 30, 2021 (unaudited)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at December 31, 2020	$80,801,456	$181,774	$(1,858,282)	$79,124,948
Net income	3,480,001	35,151	—	3,515,152
Earnings distributed to members	(3,337,326)	—	—	(3,337,326)
Earnings distributed used in DRIP	1,679,151	—	—	1,679,151
Members’ redemptions	(3,850,860)	—	—	(3,850,860)
Organization and offering expenses allocated	(229,179)	—	229,179	—
Organization and offering expenses repaid by RMC	—	—	68,687	68,687
Early withdrawal penalties	—	—	11,388	11,388
Balance at September 30, 2021	$78,543,243	$216,925	$(1,549,028)	$77,211,140

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Nine Months Ended September 30, 2021 and 2020 (unaudited)

	Nine Months Ended September 30,
	2021	2020
Operations
Interest income received	$6,125,243	$4,658,819
Interest expense paid	(336,840)	(101,445)
Late fees and other loan income	87,904	20,042
Operations expense	(1,395,325)	(1,011,549)
Total cash provided by operations	4,480,982	3,565,867
Investing – loans
Loans funded	(34,824,300)	(36,327,850)
Principal collected	42,683,651	25,301,168
Loan transferred from related mortgage fund	(4,671,760)	(2,296,677)
Loans transferred to related mortgage funds	2,559,588	—
Loans sold to non-affiliate	2,988,268	480,000
Advances made on loans	(3,155)	(3,634)
Promissory note funded to related party	—	(850,000)
Total cash provided by (used in) investing	8,732,292	(13,696,993)
Financing
Members' capital
Distributions to members
Earnings distributed, net of DRIP	(1,658,175)	(1,624,375)
Redemptions, net of early withdrawal penalties	(3,826,458)	(2,025,944)
Total distributions to members	(5,484,633)	(3,650,319)
Organization and offering expenses received, net	68,687	42,184
Formation loan collected	357,468	—
Cash used in members' capital	(5,058,478)	(3,608,135)
Line of credit
Advances	8,255,000	19,250,000
Repayments	(17,155,000)	(9,250,000)
Debt issuance costs	—	(109,526)
Cash (used in) provided by line of credit	(8,900,000)	9,890,474
Total cash (used in) provided by financing	(13,958,478)	6,282,339
Net decrease in cash	(745,204)	(3,848,787)
Cash, beginning of period	2,299,113	4,450,529
Cash, end of period	$1,553,909	$601,742

Non-cash financing activity for the nine months ended September 30, 2021 and 2020 includes early withdrawal penalties of $24,402 and $27,531, respectively, which reduced members’ capital by $11,388 and $12,468, respectively, as these amounts were applied to unallocated organizational and offering expenses and the formation loan in the amount of $13,014 and $15,063, respectively. Non-cash financing activities for the nine months ended September 30, 2021 and 2020 also includes earnings distributed to the dividend reinvestment plan of $1,679,151 and $1,730,609, respectively. Non-cash investing activity for the nine months ended September 30, 2020 includes $20,068 for principal charged off and $7,534,512 for loans transferred to held for sale. There was no principal charged off or loans transferred to held for sale for the nine months ended September 30, 2021.

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Nine Months Ended September 30, 2021 and 2020 (unaudited)

	Nine Months Ended September 30,
Reconciliation of net income to total cash provided by operations	2021	2020
Net income	$3,515,152	$3,571,717
Adjustments to reconcile net income to net cash provided by operations
Charge off of accrued interest	—	(11,858)
Amortization of debt issuance costs	41,104	27,320
Provision for (recovery of) loan losses	—	(75)
Change in operating assets and liabilities
Loan payments in trust	31,820	—
Accrued interest	144,866	(140,336)
Prepaid interest	804,164	14,308
Prepaid expenses	(31,520)	—
Other receivable	(1,094)	(19,200)
Accounts payable and accrued liabilities	(22,826)	45,452
Payable to related parties	(684)	78,539
Total adjustments	965,830	(5,850)
Total cash provided by operations	$4,480,982	$3,565,867

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2021 (unaudited)

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

In the opinion of management of RMC, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These unaudited financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results to be expected for the full year.

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

September 30, 2021 (unaudited)

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

COVID-19

Given the ongoing and dynamic nature of the impacts on peoples’ lives, the healthcare system and its resources, and the economy and real estate markets since the World Health Organization declared the COVID-19 outbreak a pandemic, it is not possible to predict or estimate the impact - for the remainder of 2021 and the years beyond - of the COVID-19 outbreak on the financial condition, the liquidity or the results of operations of the company. While the company has not incurred material disruptions to date, the rapid developments and fluidity of COVID-19 may cause the manager, in the future, to adjust its business operations, lending parameters, and collection practices and processes for past-due loans. The majority of borrowers have continued to make monthly payments and/or negotiated in good faith resulting in extensions on terms consistent with the original loan terms. No loan losses were incurred in the first nine months of 2021 and none were incurred in 2020.

During 2020 and to a lesser extent in 2021, as a result of the disruptions caused by the pandemic, the company experienced a manageable increase in requests for loan extensions, payment delinquencies and requests for forbearance agreements from borrowers. Market conditions, regulatory restrictions on the company's enforcement rights with respect to loans in default, delays in foreclosure proceedings, including moratoriums in some jurisdictions, and backlogs in the courts has increased the timeline to resolve non-performing and /or maturing loans.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2021 (unaudited)

In May 2019, the company filed a Registration Statement on Form S-3 with the SEC (SEC File No. 333-231333) that went effective May 9, 2019, to offer up to 15,000,000 units ($15,000,000) to members of record as of April 30, 2019 who had previously elected to participate in the DRIP or who later provide written notice to the manager electing to participate in the DRIP, in those states in which approval has been obtained. As of September 30, 2021, the aggregate gross proceeds from sales of units to members under the company's DRIP pursuant to the May 2019 Form S-3 Registration Statement is approximately $5,596,000.

To determine the amount of cash to be distributed in any month, the company relies in part on its forecast of full-year net income, which takes into account the difference between the forecasted net income for the remainder of the year and actual results in the year to date and the requirement to maintain a cash reserve. As of September 30, 2021, the difference between earnings allocated to members’ capital accounts and net income available to members was approximately $34,000, and is expected to be offset by future earnings in excess of net distributions in 2021 as a result of borrower payments received including forgone interest on loans designated non-accrual.

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

September 30, 2021 (unaudited)

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

September 30, 2021 (unaudited)

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

September 30, 2021 (unaudited)

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2021 (unaudited)

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

NOTE 3 – MANAGER AND OTHER RELATED PARTIES

The Operating Agreement provides for compensation to the manager and for the reimbursement of qualifying costs as detailed below. RMC is entitled to 1% of the net income or loss of the company. RMC - at its sole discretion - collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income), which increased the net income, cash available for distribution, and the net-distribution rate. The cost-reimbursement waivers in the three and nine months ended September 30, 2021 and 2020, by RMC were not made for the purpose of providing RMI IX with sufficient funds to satisfy any required level of distributions, as the Operating Agreement has no such required level of distributions, nor to meet withdrawal requests.

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

Costs from RMC

The manager is entitled to request reimbursement for operations expense incurred on behalf of RMI IX, including without limitation, RMC’s personnel and non-personnel costs incurred for qualifying business activities, including investor services, accounting, tax and data processing, postage and out-of-pocket general and administration expenses. Qualifying personnel/compensation costs and consulting fees are tracked by business activity, and then costs of qualifying activities are allocated to RMI IX pro-rata based on the percentage of RMI IX’s members’ capital to the total capital of all related mortgage funds managed by RMC. Certain other non-personnel, qualifying costs such as postage and out-of-pocket general and administrative expenses can be tracked by RMC as specifically attributable to RMI IX; other non-personnel, qualifying costs (e.g., RMC’s accounting and audit fees, legal fees and expenses, occupancy, and insurance premiums) are allocated pro-rata based on the percentage of RMI’s members’ capital to total capital of the related mortgage funds managed by RMC. The amount of qualifying costs attributable to RMI IX incurred by RMC was $143,461 and $145,054 in the three months ended September 30, 2021 and 2020, respectively and $448,157 and $435,868 for the nine months ended September 30, 2021 and 2020, respectively. The reimbursement of costs from RMC waived was $73,439 and $72,873 in the three months ended September 30, 2021 and 2020, respectively and $233,873 and $363,687 in the nine months ended September 30, 2021 and 2020, respectively.

Loan administrative fees

The manager is entitled to receive a loan administrative fee of up to one percent (1%) of the principal amount of each new loan funded or acquired for services rendered in connection with the selection and underwriting of loans payable upon the closing or acquisition of each loan. Since August 2015, RMC, at its sole discretion, has waived loan administrative fees on new originations. The total amount of loan administrative fees chargeable was $164,435 and $143,520 in the three months ended September 30, 2021 and 2020, respectively and $348,243 and $363,279 in the nine months ended September 30, 2021 and 2020, respectively.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2021 (unaudited)

Commissions and fees paid by the borrowers to RMC

-
Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation and negotiation of loans (including extensions), RMC may collect a loan brokerage commission that is expected to range from approximately 1.5% to 5% of the principal amount of each loan made during the year. Total loan brokerage commissions are limited to an amount not to exceed 4% of the total company assets per year. The loan brokerage commissions are paid by the borrowers to RMC, and thus are not an expense of the company. Loan brokerage commissions paid by the borrowers to RMC approximated $267,000 and $438,000 for three months ended September 30, 2021 and 2020, respectively and $694,000 and $867,000 for the nine months ended September 30, 2021 and 2020, respectively.

-
Other fees

RMC receives fees for processing, notary, document preparation, credit investigation, reconveyance and other mortgage related fees. The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the company.

Formation loan

Commissions for unit sales to new members paid to broker-dealers (“B/D sales commissions”) and premiums paid to certain investors upon the purchase of units were paid by RMC and were not paid directly by RMI IX out of unit-sales proceeds. Instead, RMI IX advanced to RMC amounts sufficient to pay the B/D sales commissions and premiums to be paid to investors. Such advances in total were not to exceed seven percent (7%) of offering proceeds. The receivable arising from the advances is unsecured and non-interest bearing and is referred to as the “formation loan.” When offerings of units to new members ended on April 30, 2019, such advances totaled $5,626,566, of which $3,441,537 remains outstanding at September 30, 2021.

Formation loan transactions for the nine months ended September 30, 2021 and 2020 are presented in the following table.

	2021	2020
Balance, January 1	$3,812,019	$3,948,064
Payments received from RMC	(357,468)	—
Early withdrawal penalties applied	(13,014)	(15,063)
Balance, September 30	$3,441,537	$3,933,001

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

Redemptions of members’ capital

Redemptions of members’ capital for the three and nine months ended September 30, 2021 and 2020 are presented in the following table.

	Three months ended		Nine months ended
Redemptions	2021	2020	2021	2020
Without penalty	$794,264	$747,009	$3,226,591	$1,509,603
With penalty	356,539	119,777	624,269	543,872
Total	$1,150,803	$866,786	$3,850,860	$2,053,475
Early withdrawal penalties	$13,775	$5,598	$24,402	$27,531

At September 30, 2021, scheduled redemptions of members' capital were $931,390, of which $670,383 is payable in 2021, and $261,007 is payable in 2022. Scheduled redemptions of $10,128 are subject to early withdrawal penalties.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2021 (unaudited)

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

Unallocated O&O transactions for the nine months ended September 30, 2021 and 2020 are summarized in the following table.

	2021	2020
Balance, January 1	$1,858,282	$2,260,068
O&O expenses allocated	(229,179)	(240,489)
O&O expenses paid by RMC(1)	(68,687)	(42,184)
Early withdrawal penalties applied (2)	(11,388)	(12,468)
Balance, September 30	$1,549,028	$1,964,927

(1)
RMC is obligated per the Operating Agreement to repay RMI IX for the amount of unallocated O&O expenses attributed to a member’s capital account if the member redeems prior to the 40 quarterly allocations. RMC estimated its future obligation to repay unallocated O&O expenses on scheduled redemptions as of September 30, 2021, to be approximately $12,571, which may be offset in part by early withdrawal penalties collected in future periods.
(2)
The O&O expenses component of early withdrawal penalties are applied as a reduction to O&O expenses to be repaid by RMC to members’ capital on scheduled redemptions. The amounts credited are determined by the ratio between the amount of the formation loan and the amount of offering costs incurred by the company.

Other related party transactions

-
Payable to/receivable from related parties

From time to time, in the normal course of business operations, the company may have payables to and/or receivables from related parties. At September 30, 2021, the payable to related party balance of $3,501 consisted of accounts payable to a related mortgage fund and RMC. There was no amount receivable from a related party at September 30, 2021. At December 31, 2020, the payable to related parties balance consisted of accounts payable and cost reimbursements to the manager and related mortgage fund of $6,452, which was partially offset by a receivable of $2,267 due from the manager and related mortgage fund. The receivable was received from the manager and the payable was paid to the manager in March 2021.

-
Loan transactions with related parties

In the ordinary course of business, performing loans may be transferred by executed assignment, in-part or in-full, between the RMC managed mortgage funds at par which approximates market value. In the nine months ended September 30, 2021, a related mortgage fund transferred to RMI IX five performing loans with aggregate principal of $4,671,760 in-full at par value, which approximates fair value. In the nine months ended September 30, 2020 a related mortgage fund transferred to RMI IX one performing loan with principal of $2,296,677 in-full at par value which approximates fair value. RMI IX paid cash for the loans and the related mortgage fund has no continuing obligation or involvement with the loans.

In the nine months ended September 30, 2021, RMI IX transferred to related mortgage fund(s) five performing loans with aggregate principal of $2,559,588 in-full at par value, which approximates fair value. The related mortgage fund(s) paid cash for the loans and RMI IX has no continuing obligation or involvement with the loans. No loans were transferred to related mortgage funds in the nine months ended September 30, 2020.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2021 (unaudited)

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years. Loans acquired are generally done so within the first six months of origination and are purchased at par value, which approximates fair value. See Note 3 (Manager and Other Related Parties) for a description of loans transferred by executed assignments between the related mortgage funds.

As of September 30, 2021, 49 loans outstanding (representing 97% of the aggregate principal of the company’s loan portfolio) have a loan term of five years or less. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment penalty provision.

As of September 30, 2021, 28 loans outstanding (representing 32% of the aggregate principal of the company’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal due at maturity. The remaining loans provide for monthly payments of interest only, with the principal due at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions for the three and nine months ended September 30, 2021 are summarized in the following table.

	Three months ended	Nine months ended
Principal, beginning of period	$79,876,199	$82,274,807
Loans funded	16,443,500	34,824,300
Principal collected	(22,780,339)	(42,683,651)
Loans transferred from related mortgage fund	—	4,671,760
Loans transferred to related mortgage funds	—	(2,559,588)
Loans sold to non-affiliate	—	(2,988,268)
Principal, September 30	$73,539,360	$73,539,360

During the three and nine months ended September 30, 2021, the company renewed three and fifteen maturing (or matured) loans with aggregated principal of approximately $8,776,000 and $22,274,000, respectively, which are not included in the transactions shown in the table above. The loans were current and deemed well collateralized (i.e., the LTV at the time of renewal was within lending guidelines).

The company funds loans with the intent to hold the loans until maturity, although from time to time the company may sell certain loans when the manager determines it to be in the best interest of the company.

During the nine months ended September 30, 2021, five loans with aggregate principal of approximately $2,988,000 were sold to unaffiliated third parties, for an amount that approximated the loan balance at the time of sale. There were no loan sales for the three months ended September 30, 2021.

Pursuant to California regulatory requirements, borrower payments are deposited into a trust account established by RMC with an independent bank (and are presented on the balance sheet as “Loan payments in trust”). Funds are disbursed to the company as collected which can range from same day for wire transfers and up to two weeks after deposit for checks. Loan payments in trust at September 30, 2021, were disbursed to the company’s account by October 18, 2021. Loan payments in trust at December 31, 2020 were disbursed to the company’s account by January 15, 2021.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2021 (unaudited)

Loan characteristics

Secured loans had the characteristics presented in the following table.

	September 30,	December 31,
	2021	2020
Number of secured loans	54	82
Secured loans – principal	$73,539,360	$82,274,807
Secured loans – lowest interest rate (fixed)	6.8%	6.8%
Secured loans – highest interest rate (fixed)	10.5%	10.5%
Average secured loan – principal	$1,361,840	$1,003,351
Average principal as percent of total principal	1.9%	1.2%
Average principal as percent of members’ capital, net	1.8%	1.3%
Average principal as percent of total assets	1.8%	1.2%
Largest secured loan – principal	$6,735,000	$6,735,000
Largest principal as percent of total principal	9.2%	8.2%
Largest principal as percent of members’ capital, net	8.7%	8.5%
Largest principal as percent of total assets	9.0%	7.9%
Smallest secured loan – principal	$53,180	$104,378
Smallest principal as percent of total principal	0.1%	0.1%
Smallest principal as percent of members’ capital, net	0.1%	0.1%
Smallest principal as percent of total assets	0.1%	0.1%
Number of California counties where security is located	12	14
Largest percentage of principal in one California county	36.2%	28.2%
Number of secured loans with prepaid interest	3	—
Prepaid interest	$804,164	$—

At September 30, 2021, the company’s largest loan with principal of $6,735,000 is secured by an office building located in Santa Clara County, bears an interest rate of 8.25% and matured on October 1, 2021. The maturity date of the loan was subsequently extended to October 1, 2022. As of September 30, 2021, the company had no commitments to lend outstanding and had no construction or rehabilitation loans outstanding.

Lien position

At funding, secured loans had the lien positions presented in the following table.

	September 30, 2021			December 31, 2020
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	36	$61,040,293	83%	56	$61,066,097	74%
Second trust deeds	18	12,499,067	17	26	21,208,710	26
Total principal, secured loans	54	73,539,360	100%	82	82,274,807	100%
Liens due other lenders at loan closing		32,289,086			45,206,740
Total debt		$105,828,446			$127,481,547
Appraised property value at loan closing		$206,880,000			$251,970,000
Percent of total debt to appraised values (LTV) at loan closing(1)		55.2%			55.6%

(1)
Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing nor does it include decreases or increases on senior liens to other lenders.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2021 (unaudited)

Property type

Secured loans summarized by property type are presented in the following table.

	September 30, 2021			December 31, 2020
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	24	$21,799,270	30%	47	$30,297,525	37%
Commercial	22	45,546,473	62	27	43,692,125	53
Multi-family	7	4,693,617	6	8	8,285,157	10
Land	1	1,500,000	2	—	—	—
Total principal, secured loans	54	$73,539,360	100%	82	$82,274,807	100%

(2)
Single family property type as of September 30, 2021 consists of 6 loans with principal of $4,432,988 that are owner occupied and 18 loans with principal of $17,366,282 that are non-owner occupied. At December 31, 2020, single family property type consisted of 8 loans with principal of $5,565,052 that are owner occupied and 39 loans with principal of $24,732,473 that are non-owner occupied.

Distribution of loans within California

The distribution of secured loans within California by counties is presented in the following table.

	September 30, 2021		December 31, 2020
	Principal	Percent	Principal	Percent
San Francisco Bay Area(3)
Santa Clara	$26,652,130	36.2%	$23,205,654	28.2%
San Francisco	14,180,433	19.3	11,339,546	13.8
San Mateo	5,640,797	7.7	6,878,086	8.4
Alameda	4,234,940	5.8	6,790,814	8.2
Contra Costa	693,042	0.9	1,094,189	1.3
Marin	—	—	1,944,696	2.4
	51,401,342	69.9	51,252,985	62.3
Other Northern California
Placer	1,500,000	2.0	—	0.0
Monterey	—	0.0	1,110,000	1.4
Tehama	404,831	0.6	404,837	0.5
Sacramento	53,180	0.1	104,378	0.1
	1,958,011	2.7	1,619,215	2.0
Northern California Total	53,359,353	72.6	52,872,200	64.3
Los Angeles & Coastal
Los Angeles	3,310,492	4.5	11,775,334	14.3
San Diego	6,694,439	9.1	10,186,152	12.4
Orange	8,456,076	11.5	5,431,677	6.6
Santa Barbara	—	—	290,444	0.3
	18,461,007	25.1	27,683,607	33.6
Other Southern California
San Bernardino	1,719,000	2.3	1,719,000	2.1
Southern California Total	20,180,007	27.4	29,402,607	35.7
Total principal, secured loans	$73,539,360	100.0%	$82,274,807	100.0%

(3)
Includes Silicon Valley

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2021 (unaudited)

Scheduled maturities

Secured loans scheduled to mature as of September 30, 2021, are presented in the following table.

	Loans	Principal	Percent
2021(4)	7	$10,777,995	15%
2022	24	30,344,280	41
2023	11	21,585,948	29
2024	3	5,320,650	7
2025	5	3,743,816	5
Thereafter	1	237,605	1
Total scheduled maturities	51	72,010,294	98
Matured as of September 30, 2021	3	1,529,066	2
Total principal, secured loans	54	$73,539,360	100%

(4)
Loans scheduled to mature in 2021 after September 30.

Scheduled maturities are presented based on the most recent in-effect agreement with the borrower, including forbearance agreements. As a result, matured loans at September 30, 2021, for the scheduled maturities table above may differ from the same captions in the tables of delinquencies and payment in arears presented below that do not consider forbearance agreements. For matured loans, the company may continue to accept payments while pursuing collection of principal or while negotiating an extension of the loan’s maturity date.

It is the company’s experience that the timing of future cash receipts from secured loans will differ from scheduled maturities. Loans may be repaid or renewed before, at or after the contractual maturity date.

Delinquency/Non-performing secured loans

Secured loans summarized by payment-delinquency status are presented in the following table.

	September 30, 2021		December 31, 2020
	Loans	Principal	Loans	Principal
Current	43	$66,457,146	73	$74,041,631
Past Due
30-89 days	4	3,113,520	1	190,195
90-179 days	5	2,182,637	5	4,756,811
180 or more days	2	1,786,057	3	3,286,170
Total past due	11	7,082,214	9	8,233,176
Total principal, secured loans	54	$73,539,360	82	$82,274,807

At September 30, 2021 and December 31, 2020, there were two forbearance agreements in effect. One with principal of $990,000 is included in the table above as 90-179 days past due, and one with a principal of $1,200,000 which is included in the table above as 180 or more days past due. As of September 30, 2021, both loans were designated impaired and in non-accrual status.

No loan forbearance agreements or payment modifications were made during the nine months ended September 30, 2021, and none were in effect at December 31, 2020, that would be deemed troubled debt restructurings.

At September 30, 2021, and December 31, 2020, the company had one workout agreement with a borrower. The loan, with principal of $190,198 matured on June 1, 2016. The workout agreement was entered into September 2016, whereby the borrower agreed to resume monthly payments. This agreement extended the maturity date through October 1, 2021. As of September 30, 2021, the loan was 90 days delinquent and was designated as impaired and in non-accrual status.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2021 (unaudited)

Non-performing secured loans at September 30, 2021, and December 31, 2020, had principal payments in arrears totaling $2,733,555 (11 loans) and $1,577,874 (8 loans), respectively and interest payments in arrears totaling $$301,617 and $360,813, respectively. Payments in arrears for non-performing secured loans (i.e., monthly interest and principal payments past due 30 or more days) at September 30, 2021 and December 31, 2020, are presented in the following tables.

	Loans		Principal		Interest(5)
At September 30, 2021	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	1	3	$931,458	$808	$—	$17,331	$949,597
90-179 days (4-6 payments)	2	3	597,608	858	—	59,879	658,345
180 or more days (more than 6 payments)	1	1	1,200,000	2,823	199,500	24,907	1,427,230
Total past due(6)	4	7	$2,729,066	$4,489	$199,500	$102,117	$3,035,172

(5)
Interest includes foregone interest of approximately $126,000 on non-accrual loans past maturity and approximately $38,000 for monthly payments in arrears. September 2021 interest is due October 1, 2021 and is not included in the payments in arrears at September 30, 2021.
(6)
In October 2021, two loans included in the table above as 30-89 days past due on monthly payments, and one loan included in the table above as 90-179 days past due on monthly payments, were brought current. The remaining two loans included in the table above as 90-179 days past due on monthly payments each made one payment during October.

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

Delinquency/Loans in non-accrual status

Secured loans in non-accrual status are summarized in the following table.

	September 30, 2021	December 31, 2020
Number of loans	3	3
Principal	$2,380,198	$3,339,684
Advances	10,277	10,320
Accrued interest	93,452	181,060
Total recorded investment	$2,483,927	$3,531,064
Foregone interest	$182,718	$62,821

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2021 (unaudited)

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

At September 30, 2021, there were four loans with aggregate principal of approximately $1,588,000 which were 90 or more days past due and not in non-accrual status.

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

Activity in the allowance for loan losses for the nine months ended September 30, 2021 and 2020, is presented in the following table.

	2021	2020
Balance January 1,	$55,000	$87,000
Recovery for loan losses	—	(75)
Charge-offs	—	(31,925)
Balance September 30,	$55,000	$55,000

Loans designated impaired and any associated allowance for loan losses is presented in the following table.

	September 30, 2021	December 31, 2020
Number of loans(9)	6	6
Principal	$3,563,862	$7,529,684
Recorded investment(10)	3,701,067	7,895,605
Impaired loans without allowance	3,701,067	7,895,605
Impaired loans with allowance	—	—
Allowance for loan losses, impaired loans	—	—
Weighted average LTV at origination	61.7%	52.5%
(9)
One loan, with principal of approximately $405,000, was more than 90 days delinquent and was not designated impaired at September 30, 2021. The loan was brought current in October 2021, and so is not included in the table above.
(10)
Recorded investment is the sum of the principal, advances, and accrued interest receivable for financial reporting purposes.

Loans designated impaired had an average recorded investment, interest income recognized and interest income received in cash for the nine months ended September 30, 2021 and the year ended December 31, 2020, as presented in the following table.

	September 30, 2021	December 31, 2020
Average recorded investment	$5,798,336	$6,307,655
Interest income recognized	104,274	704,506
Interest income received in cash	100,836	360,753

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2021 (unaudited)

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2021 (unaudited)

NOTE 5 – LINE OF CREDIT

Activity involving the line of credit during the nine months ended September 30, 2021 and 2020 is presented in the following table.

	2021	2020
Balance, January 1,	$10,000,000	$—
Draws	8,255,000	19,250,000
Repayments	(17,155,000)	(9,250,000)
Balance, September 30,	$1,100,000	$10,000,000
Line of credit - average daily balance	$8,624,000	$6,236,000

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

Interest on the outstanding principal is payable monthly and accrues at the per annum rate of the greater of (i) five percent (5%) or (ii) the sum of the one-month LIBOR rate plus three and one-quarter percent (3.25%). If the company does not maintain the required compensating balance with a minimum daily average of $1.0 million for the calendar quarter, the interest rate automatically increases by one-quarter of one percent (0.25%) above that rate which would otherwise be applicable for the next calendar quarter retroactive to the beginning of the calendar quarter in which the compensating balance is not maintained. At September 30, 2021, the interest rate was five percent (5%).

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

At September 30, 2021 and December 31, 2020, aggregate principal of pledged loans was approximately $18,110,000 and $20,068,000, respectively with a maximum allowed advance thereon of approximately $10,000,000, subject to the borrowing base calculation.

Debt issuance costs of approximately $110,000 are being amortized over the two-year term of the line of credit agreement. Amortized debt issuance costs included in interest expense approximated $13,700 for the three months ended September 30, 2021 and 2020, and $41,100 and $27,300 for the nine months ended September 30, 2021 and 2020 respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

Commitments

Note 3 (Manager and Other Related Parties) presents a detailed discussion of the company’s contractual obligations to RMC and scheduled redemptions of members’ capital at September 30, 2021.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2021 (unaudited)

Legal proceedings

As of September 30, 2021, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business. In the normal course of its business, the company may become involved in legal proceedings (such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc.) to collect the debt owed under the promissory notes, to enforce the provisions of the deeds of trust, to protect its interest in the real property subject to the deeds of trust and to resolve disputes with borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the net income or balance sheet of the company.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to quarter end, two loans with aggregate principal of approximately $488,000, were offered for sale.

The manager evaluated events occurring subsequent to September 30, 2021 and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the unaudited financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (or SEC). The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operations results to be expected for the full year.

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
•
changes in government regulation and legislative actions affecting our business; and,
•
the COVID-19 pandemic and social and governmental responses to the pandemic caused, and could continue to cause, severe economic, market and other disruptions worldwide. The extent to which COVID-19 and related actions impact our operations will depend on future developments, which are highly uncertain and cannot be predicted with any degree of certainty. The ongoing ability of the company to meet its primary investment objectives and to generate funds for loans may be adversely affected by the COVID-19 pandemic and by the social and governmental responses and severe economic disruptions caused by the pandemic. As a result, we cannot at this time predict or estimate the impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial condition, liquidity and results of operations for the remainder of 2021.

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

In the event that redemption requests in excess of the foregoing limitations are received by the manager, such redemption requests will be honored in the following order of priority:

•
first, to redemptions upon the death of a member; and
•
next, to other redemption requests until all requests for redemption have been met.

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

Results of Operations

The following discussion describes our results of operations for the three and nine months ended September 30, 2021. While the COVID-19 pandemic has not had a material adverse effect on our reported results for our first three quarters, we are actively monitoring the impact of COVID-19, which may negatively impact our business, financial condition, liquidity and results of operations for subsequent periods.

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

In the publication “California Posts Modest Payroll Gain in September” dated October 22, 2021:

The Golden State Recovery Loses Some Shine

The pace of hiring appears to be moderating in California. Total nonfarm payrolls rose 47,400 net new jobs during September, the smallest gain since January, when the resurgence in COVID cases and renewed operating restrictions caused payrolls to briefly contract. With this monthly gain, the state has now recouped 63.5% of the 2.7 million jobs last during the initial lockdown period from February to April last year. The overall moderation in employment growth is likely due to a number of factors. For starters, schools reopened to live in-person instruction, which likely resulted in more students leaving the labor market than usual. The late summer rise in COVID cases also brought back strict mask and vaccine mandates. While understandable from a public health standpoint, these restrictions and reignited fears over the virus are likely reducing economic engagement to a certain extent.

Another factor limiting the pace of hiring is a dwindling pool of labor for businesses to tap in order to fill open roles. The unemployment rate remained unchanged at 7.5% during September, as a 0.25% rise in household employment slightly outpaced a slight 0.16% change in the labor force. COVID concerns, difficulty in finding affordable childcare, rising transportation costs and early retirements are all detracting from labor force participation. The ending of expanded federal unemployment benefits, which lapsed in early September, should eventually help bring more workers off the sidelines. The pandemic and rise of remote work has also accelerated the exodus of people and businesses to other states.

Much of the downshift in hiring during September can be traced to Southern California. Payrolls in the Los Angeles-Long Beach metro division fell by 18,400 jobs. The Anaheim-Santa Ana-Irvine metro also slipped 2,200, while Oxnard-Ventura gained just 100 jobs on net. San Diego posted a 3,200 job-gain, but that follows a 4,500 decline the month prior. Riverside-San Bernardino added 3,300 jobs. Meanwhile, the Bay Area has seen payroll growth pick up modestly. San Francisco and San Jose each registered a 6,000 job-increase. Oakland saw hiring increase only modestly, adding 200 to payrolls.

California's recovery may be losing a bit of momentum, but it remains firmly on track. Most major industries added jobs during the month. Leisure & hospitality added 23,300 jobs, more than any other industry. The state's tech industry also added a sizable number of jobs, with the professional, scientific & technical services industry expanding headcounts by 7,300 and information payrolls rising 5,000. Transportation, warehousing & utilities hiring picked up by 3,600 jobs, which comes as welcome news. Shortfalls of truck drivers and warehouse workers are one of the reasons for the growing backlog of container ships at the Ports of Los Angeles-Long Beach, which has become the epicenter of the nation's ongoing supply chain troubles.

Recovery Slowing, but Still on Track

•
Total nonfarm payrolls rose 47,400 net new jobs during September, the smallest gain since payrolls declined in January. With the monthly gain, the state has now recouped 63.5% of the 2.7 million jobs lost during the initial lockdown period.
•
Leisure & hospitality added 23,300 jobs, more than any other industry. Arts, entertainment & recreation rose 10,800, while accommodations & food services increased 12,500.
•
The state's tech industry posted solid job gains during the month, with the professional, scientific & technical services industry expanding headcounts by 7,300 and information payrolls rising 5,000.
•
Transportation, warehousing & utilities hiring picked up 3,600 jobs, which comes as welcome news. Shortfalls of truck drivers and warehouse workers are one of the reasons for the growing backlog of container ships at the Ports of Los Angeles-Long Beach, which has become the epicenter of the nation's ongoing supply chain woes.
•
The public sector added 3,100 jobs, driven entirely by a gain at the state and local level.
•
The healthcare industry increased headcounts by just 800 jobs. This translates to just a 0.03% gain for one of the state's largest sources of employment.
•
Manufacturing posted a solid 5,700 rise in payrolls. Construction jobs climbed 1,400.
•
The unemployment rate remained unchanged at 7.5% during September, as a 0.25% rise in household employment slightly outpaced a slight 0.16% change in the labor force.

Key Performance Indicators

Key performance indicators as of and for the nine months ended September 30, 2021 and 2020 are presented in the following table.

	2021	2020
Secured loans principal – end of period balance	$73,539,360	$83,483,575
Secured loans principal– average daily balance	81,220,000	73,534,000

Interest income	$5,176,213	$4,796,705
Portfolio interest rate(1)	8.6%	8.7%
Effective yield rate(2)	8.5%	8.7%

Line of credit - end of period balance	$1,100,000	$10,000,000
Line of credit - average daily balance(3)	$8,624,000	$6,236,000

Interest expense	$368,173	$169,362
Interest rate - line of credit(3)	5.0%	5.0%

Provision for (recovery of) loan losses	$—	$(75)

Total operations expense(8)	$1,348,972	$1,075,743

Net income(8)	$3,515,152	$3,571,717
Percent of average members’ capital(4)(5)	5.8%	5.8%

Member distributions, net	$3,337,326	$3,354,984
Percent of average members’ capital(4)(6)	5.6%	5.5%

Members’ capital, gross – end of period balance	$78,543,243	$81,373,590
Members’ capital, gross – average daily balance	$80,050,000	$81,927,000

Member redemptions(7)	$3,850,860	$2,053,475

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
(7)
At September 30, 2021, scheduled redemptions of members' capital were $931,390 of which $670,383 is payable in 2021, and $261,007 is payable in 2022. Scheduled redemptions of $10,128 are subject to early withdrawal penalties.
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

Key performance indicators as of and for the three months ended September 30, 2021 and 2020 are presented in the following table.

	2021	2020
Secured loans principal – end of period balance	$73,539,360	$83,483,575
Secured loans principal– average daily balance	79,260,000	$80,904,000

Interest income	$1,791,385	$1,857,029
Portfolio interest rate(1)	8.5%	8.6%
Effective yield rate(2)	9.0%	9.2%

Line of credit - end of period balance	$1,100,000	$10,000,000
Line of credit - average daily balance(3)	$7,412,000	$8,524,000

Interest expense	$108,493	$122,618
Interest rate - line of credit(3)	5.0%	5.0%

Provision for (recovery of) loan losses	$—	$—

Total operations expense(8)	$421,177	$415,338

Net income(8)	$1,285,034	$1,326,113
Percent of average members’ capital(4)(5)	6.4%	6.4%

Member distributions, net	$1,092,332	$1,108,339
Percent of average members’ capital(4)(6)	5.5%	5.4%

Members’ capital, gross – end of period balance	$78,543,243	$81,373,590
Members’ capital, gross – average daily balance	$79,169,000	$81,881,000

Member redemptions(7)	$1,150,803	$866,786

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
(7)
At September 30, 2021, scheduled redemptions of members' capital were $931,390 of which $670,383 is payable in 2021, and $261,007 is payable in 2022. Scheduled redemptions of $10,128 are subject to early withdrawal penalties.
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

Secured loans

The secured loans principal at September 30, 2021 of $73,539,360 was a decrease of approximately 12% ($9.9 million) over the September 30, 2020 secured loans principal of $83,483,575. The decrease is thought to be temporary as funds from loan payoffs (approximately $22.8 million in the three months ended September 30, 2021) are reinvested in funding loans (approximately $16.4 million in the three months ended September 30, 2021) during the fourth quarter of 2021.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a secured loan portfolio that has substantial protective equity (i.e., property value to outstanding debt) as indicated by the overall conservative weighted average loan-to-value ratio (LTV) which at September 30, 2021 was approximately 55.2%. Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 44.8% in the property, and we as a lender have lent in the aggregate 55.2% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

Secured loans, principal by LTV and lien position at September 30, 2021 are presented in the following table. The LTVs shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Secured loans, principal
LTV(1)	First trust deeds	Percent	Second trust deeds	Percent	Total principal	Percent
<40%	$3,844,189	5.3%	$3,652,635	5.0%	$7,496,824	10.3%
40-49%	13,632,557	18.5	299,865	0.4	13,932,422	18.9
50-59%	12,781,127	17.4	2,165,947	2.9	14,947,074	20.3
60-69%	24,378,710	33.2	3,930,620	5.3	28,309,330	38.5
Subtotal <70%	54,636,583	74.4	10,049,067	13.6	64,685,650	88.0

70-79%	6,403,710	8.7	2,450,000	3.3	8,853,710	12.0
Subtotal <80%	61,040,293	83.1	12,499,067	16.9	73,539,360	100.0

≥80%	—	0.0	—	0.0	—	0.0

Total	$61,040,293	83.1%	$12,499,067	16.9%	$73,539,360	100.0%

(1)
LTV classifications in the table above are based on the company’s recorded investment in the loan.

Non-performing secured loans, principal by LTV and lien position at September 30, 2021 are presented in the following table. The LTVs shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Non-performing secured loans, principal
LTV(2)	First trust deeds	Percent(3)	Second trust deeds	Percent(3)	Total principal	Percent(3)
<40%	$931,458	1.3%	$760,000	1.0%	$1,691,458	2.3%
40-49%	190,198	0.3	299,865	0.4	490,063	0.7
50-59%	404,832	0.6	187,062	0.3	591,894	0.9
60-69%	2,225,000	3.0	883,799	1.2	3,108,799	4.2
Subtotal <70%	3,751,488	5.2	2,130,726	2.9	5,882,214	8.1

70-79%	—	0.0	1,200,000	1.6	1,200,000	1.6
Subtotal <80%	3,751,488	5.2	3,330,726	4.5	7,082,214	9.7

≥80%	—	0.0	—	0.0	—	0.0

Total	$3,751,488	5.2%	$3,330,726	4.5%	$7,082,214	9.7%

(2)
LTV classifications in the table above are based on the company’s recorded investment in the loan.
(3)
Percent of secured loans principal, end of period balance

Payments in arrears at September 30, 2021 for non-performing secured loans, (i.e., principal and interest payments past due 30 or more days) totaled approximately $3,035,000, of which approximately $2,734,000 was principal and approximately $301,000 was accrued interest.

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

Performance overview/net income 2021 v. 2020

Net income available to members as a percent of members’ capital, gross – average daily balance (annualized) was 5.8% for the nine months ended September 30, 2021 and 2020. Net income decreased approximately $56,600 (1.6%) for the nine months ended September 30, 2021 as compared to the same period in 2020 due to an increase in operations expense of approximately $273,200 (25.4%), which was offset in part by an increase in net interest income of $180,700 (3.9%). The increase in operations expense was principally due to an increase in costs from RMC as the manager began, later in 2020, reducing the amount it waived of reimbursements to which it was entitled (see Note 3 (Manager and other Related Parties) to the financial statements included in Part 1, Item 1 of this report) and expanded legal and audit services, principally audit fees incurred in 2021 for the audit of 2020 as a result of COVID-19 related matters.

Members’ capital at September 30, 2021 of $78,543,243 was a decrease of approximately $2,830,300 (3.5%) from September 30, 2020, as members’ redemptions exceeded the purchase of DRIP units.

Analysis and discussion of income from operations 2021 v. 2020 (nine months ended)

Significant changes to net income for the nine months ended September 30, 2021 and 2020 are summarized in the following table.

	Net interest income	Provision for (recovery of) loan losses	Operations expense	Net income
Nine months ended
September 30, 2021	$4,808,040	—	1,348,972	$3,515,152
September 30, 2020	4,627,343	(75)	1,075,743	3,571,717
Change	$180,697	75	273,229	$(56,565)

Change
Increase secured loans principal - average daily balance	$466,381	—	19,050	$447,331
Effective yield rate	(86,873)	—	—	(86,873)
Increase members' capital - average daily balance	—	—	51,098	(51,098)
Interest on line of credit	(185,027)	—	—	(185,027)
Amortization of debt issuance costs	(13,784)	—	—	(13,784)
Late fees	—	—	—	36,042
Decrease in allocable expenses from RMC	—	—	(24,755)	24,755
RMC fees/costs reimbursements collected	—	—	123,262	(123,262)
Tax compliance cost efficiency	—	—	(25,830)	25,830
Expanded legal and audit services	—	—	85,516	(85,516)
Timing of services rendered	—	—	11,867	(11,867)
Independent contractors	—	—	4,794	(4,794)
Other	—	75	28,227	(28,302)
Change	$180,697	75	273,229	$(56,565)

The table above presents only the significant changes to net income for the period, and is not intended to cross-foot.

Net interest income

Net interest income increased approximately $180,700 for the nine months ended September 30, 2021 compared to the same period in 2020, resulting from the increase in the average daily balance of secured loans – principal of approximately $7.7 million (10.5%), offset in part by an increase in interest expense of $198,800 (117.4%) as the line of credit was utilized with an average daily balance of approximately $8.6 million for the nine months ended September 30, 2021 as compared to $6.2 million for the nine months ended September 30, 2020 and was not utilized until April 2020.

Foregone interest on non-accrual loans at September 30, 2021 was $182,718, an increase of approximately $136,000 compared to September 30, 2020.

Provision/allowance for loan losses

Generally, the company has not recorded a provision/allowance for loan losses as the secured loans have protective equity such that collection is deemed probable for all recorded amounts due on the loan. There were no additions or charge-offs to the provision for loan losses during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, there was approximately $32,000 in charge-offs to the allowance in relation to a loan in second lien position to facilitate the sale of the underlying collateral which was sold in February 2020.

Operations expense

Significant changes to operations expense for the nine months ended September 30, 2021 and 2020 are summarized in the following table.

	Mortgage servicing fees	Asset management fees	Costs from RMC, net	Professional services	Other	Total
Nine months ended
September 30, 2021	$153,881	424,170	214,284	518,860	37,777	$1,348,972
September 30, 2020	134,831	405,963	72,181	452,090	10,678	1,075,743
Change	$19,050	18,207	142,103	66,770	27,099	$273,229

Change
Increase secured loans principal - average daily balance	$19,050	—	—	—	—	$19,050
Increase members' capital - average daily balance	—	18,207	32,891	—	—	51,098
Decrease in allocable expenses from RMC	—	—	(24,755)	—	—	(24,755)
RMC fees/costs reimbursements collected	—	—	123,262	—	—	123,262
Tax compliance cost efficiency	—	—	—	(25,830)	—	(25,830)
Expanded legal and audit services	—	—	—	85,516	—	85,516
Timing of services rendered	—	—	—	11,867	—	11,867
Independent contractors	—	—	—	4,794	—	4,794
Other	—	—	10,705	(9,577)	27,099	28,227
Change	$19,050	18,207	142,103	66,770	27,099	$273,229

Mortgage Servicing fees

The increase in mortgage servicing fees of $19,050 for the nine months ended September 30, 2021 as compared to the same period in 2020 was due to the increase in the average daily balance - secured loans of $7.7 million, at the annual rate of 0.25%.

Asset management fees

The increase in asset management fees of $18,207 is due to an increase in the members capital base calculation balance at December 31, 2020 compared to December 31, 2019. The current year asset management fee is determined annually based on prior year end balances and is computed by subtracting from the then fair value of the company’s loans plus working capital reserves, an amount equal to the outstanding debt.

Costs from RMC, net

In the nine months ended September 30, 2021, RMC - at its sole discretion - collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income). For periods prior to the third quarter of 2020, RMC had waived all reimbursement for the cost of services attributable to RMI IX. The reimbursement of costs from RMC waived was $233,873 and $363,687 in the nine months ended September 30, 2021 and 2020, respectively.

The amount of qualifying costs attributable to RMI IX incurred by RMC was $448,157 and $435,868 in the nine months ended September 30, 2021 and 2020, respectively. The increase was primarily due to an increase in the company’s members’ capital as a percent of the total capital of the related mortgage funds managed by RMC, offset in part by a decrease in allocable payroll and professional services year over year.

Professional Services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The increase in professional services of approximately $67,000 for the nine months ended September 30, 2021 compared to the same period in 2020 was due primarily to:

-
Audit and legal fees increased by approximately $86,000 in the nine months ended September 30, 2021 as compared to the same period in 2020 due to expanded legal and audit services associated with the line of credit agreement, loan transactions and valuation of loan collateral.
-
Tax compliance costs decreased by approximately $26,000 as a result of process efficiency implemented in 2021.

Analysis and discussion of income from operations 2021 v. 2020 (three months ended)

Significant changes to net income for the three months ended September 30, 2021 and 2020 are summarized in the following table.

	Net interest income	Provision for (recovery of) loan losses	Operations expense	Net income
Three months ended
September 30, 2021	$1,682,892	—	421,177	$1,285,034
September 30, 2020	1,734,411	—	415,338	1,326,113
Change	$(51,519)	—	5,839	$(41,079)

Change
Increase (decrease) secured loans principal - average daily balance	$(33,394)	—	1,421	$(34,815)
Effective yield rate	(32,250)	—	—	(32,250)
Increase members' capital - average daily balance	—	—	15,960	(15,960)
Interest on line of credit	14,125	—	—	14,125
Late fees	—	—	—	16,279
Decrease in allocable expenses from RMC	—	—	(16,755)	16,755
Expanded legal and audit services	—	—	9,670	(9,670)
Independent contractors	—	—	(18,450)	18,450
Other	—	—	13,993	(13,993)
Change	$(51,519)	—	5,839	$(41,079)

The table above presents only the significant changes to net income for the period, and is not intended to cross-foot.

Net interest income

Net interest income decreased approximately $51,500 (3.0%) for the three months ended September 30, 2021 compared to the same period in 2020, resulting from the decrease in the average daily balance of secured loans – principal of approximately $1.6 million (2.0%), offset in part by an decrease in interest expense of $14,100 (11.5%). The decrease is thought to be temporary as funds from loan payoffs (approximately $22.8 million in the three months ended September 30, 2021) are re-invested in funding loans (approximately $16.4 million in the three months ended September 30, 2021) in the fourth quarter of 2021.

Provision/allowance for loan losses

Generally, the company has not recorded a provision/allowance for loan losses as the secured loans have protective equity such that collection is deemed probable for all recorded amounts due on the loan. There were no additions or charge-offs to the provision for loan losses during the three months ended September 30, 2021 and 2020.

Operations expense

Significant changes to operations expense for the three months ended September 30, 2021 and 2020 are summarized in the following table.

	Mortgage servicing fees	Asset management fees	Costs from RMC, net	Professional services	Other	Total
Three months ended
September 30, 2021	$49,921	141,390	70,022	144,765	15,079	$421,177
September 30, 2020	48,500	135,321	72,181	156,005	3,331	415,338
Change	$1,421	6,069	(2,159)	(11,240)	11,748	$5,839

Change
Increase (decrease) secured loans principal - average daily balance	$1,421	—	—	—	—	$1,421
Increase members' capital - average daily balance	—	6,069	9,891	—	—	15,960
Decrease in allocable expenses from RMC	—	—	(16,755)	—	—	(16,755)
Expanded legal and audit services	—	—	—	9,670	—	9,670
Independent contractors	—	—	—	(18,450)	—	(18,450)
Other	—	—	4,705	(2,460)	11,748	13,993
Change	$1,421	6,069	(2,159)	(11,240)	11,748	$5,839

Mortgage Servicing fees

The increase in mortgage servicing fees of $1,421 for the three months ended September 30, 2021 as compared to the same period in 2020 was due to fluctuations in the principal - secured loans balance. Mortgage servicing fees are charged at the annual rate of 0.25%.

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

Costs from RMC, net

In the three months ended September 30, 2021, RMC - at its sole discretion - collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income). For periods prior to the third quarter of 2020, RMC had waived all reimbursement for the cost of services attributable to RMI IX. The reimbursement of costs from RMC waived was $73,439 and $72,873 in the three months ended September 30, 2021 and 2020, respectively.

The amount of qualifying costs attributable to RMI IX incurred by RMC was $143,461 and $145,054 in the three months ended September 30, 2021 and 2020, respectively.

Professional Services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The decrease in professional services of approximately $11,000 for the three months ended September 30, 2021 compared to the same period in 2020 was due primarily to a reduction of fees from contractors due principally to the timing of services to be rendered for the year.

Members' capital, cash flows and liquidity

Cash flows by business activity for the nine months ended September 30, 2021 and 2020 are presented in the following table.

	2021	2020
Members’ capital
Earnings distributed to members, net of DRIP	$(1,658,175)	$(1,624,375)
Redemptions, net	(3,826,458)	(2,025,944)
Organization and offering expenses received, net	68,687	42,184
Formation loan	357,468	—
Cash – members’ capital, net	(5,058,478)	(3,608,135)

Borrowings
Line of credit advances (payments), net	(8,900,000)	10,000,000
Interest paid	(336,840)	(101,445)
Debt issuance costs paid	—	(109,526)
Cash – borrowings, net	(9,236,840)	9,789,029
Cash - members' capital and borrowings, net	(14,295,318)	6,180,894

Loan principal/advances/interest
Loans funded & advances, net	(34,827,455)	(36,331,484)
Principal collected	42,683,651	25,301,168
Loan transferred from related mortgage fund	(4,671,760)	(2,296,677)
Loans transferred to related mortgage funds	2,559,588	—
Loans sold to non-affiliate	2,988,268	480,000
Interest received, net	6,125,243	4,658,819
Late fees	87,904	20,042
Promissory note funded to related party	—	(850,000)
Cash – loans, net	14,945,439	(9,018,132)

Operations expense	(1,395,325)	(1,011,549)

Net change in cash	$(745,204)	$(3,848,787)
Cash, end of period	$1,553,909	$601,742

Redemptions of members capital

Redemptions of members’ capital for the three and nine months ended September 30, 2021 and 2020 are presented in the following table.

	Three months ended		Nine months ended
Redemptions	2021	2020	2021	2020
Without penalty	$794,264	$747,009	$3,226,591	$1,509,603
With penalty	356,539	119,777	624,269	543,872
Total	$1,150,803	$866,786	$3,850,860	$2,053,475
Early withdrawal penalties	$13,775	$5,598	$24,402	$27,531

At September 30, 2021, scheduled redemptions of members' capital were $931,390 of which $670,383 is payable in 2021, and $261,007 is payable in 2022. Scheduled redemptions of $10,128 are subject to early withdrawal penalties.

Borrowings

In March 2020, RMI IX entered into a revolving line of credit and term loan agreement and in April 2020 borrowed on the bank line of credit. For the nine months ended September 30, 2021, the line of credit had an average daily balance of approximately $8.6 million. At September 30, 2021, the balance was $1,100,000. See Note 5 (Line of Credit) to the financial statements included in Part I, Item 1 of this report for a detailed presentation of the activity and discussion on the terms and provisions of the loan agreement, which presentation is incorporated by this reference into this Item 2.

Contractual obligations and commitments

At September 30, 2021, the company had no construction or rehabilitation loans outstanding, no loan commitments pending, and no off-balance sheet arrangements as such arrangements are not permitted by the Operating Agreement. Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report presents detailed discussion of the company’s contractual obligations to RMC.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2021, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business. In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes or protect or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance.

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

As of September 30, 2021, the gross proceeds from sales of units to our members under our DRIP pursuant to the May 9, 2019 Form S-3 Registration Statement (after May 9, 2019) was approximately $5,596,000.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: November 15, 2021	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer)