Form 10-K
period 2021-12-31
Redwood Mortgage Investors IX
filed 2022-03-31
CIK 1448038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-55601

REDWOOD MORTGAGE INVESTORS IX, LLC,

a Delaware Limited Liability Company

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

The registrant’s units of limited liability company interests are not publicly traded and therefore have no market value. The registrant is conducting an ongoing offering of its units pursuant to a Registration Statement on Form S-3 (File No. 333-231333), which are being sold at $1.00 per unit. The registrant had 78,350,147 limited liability company interests outstanding as of February 28, 2022.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Index to Form 10-K

December 31, 2021

i

Forward-Looking Statements

Certain statements in this Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), including statements regarding the company’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods or by use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” “possible” or similar terms or variations on those terms or the negative of those terms. Forward-looking statements include statements regarding trends in the California real estate market; future interest rates and economic conditions and their effect on the company and its assets; estimates as to the allowance for loan losses; forecasts of future sales and redemptions of units, forecasts of future funding of loans; loan payoffs and the possibility of future loan sales (and the gain thereon, net of expenses) to third parties, if any; forecasts of future financial support by the manager including the eventual elimination of financial support; future fluctuations in the net distribution rate; and beliefs relating to how the company will be affected by current economic conditions and trends in the financial and credit markets. Actual results may be materially different from what is projected by such forward-looking statements therefore, you should not place undue reliance on forward looking statements, which reflect our view only as of the date hereof.

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
•
changes in government regulation and legislative actions affecting our business; and
•
the impact of global unrest and economic instability which has an adverse effect on US markets and economic conditions, including inflationary pressures on interest rates.

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

The rights, duties and powers of the members and manager of the company are governed by the Ninth Amended and Restated Limited Liability Company Operating Agreement of RMI IX (as amended, the “Operating Agreement”), the Delaware Limited Liability Company Act and the California Revised Uniform Limited Liability Company Act.

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

Federal and state income taxes are the obligation of the members, other than the annual California franchise tax and the California LLC gross receipts tax. The tax basis in the net assets of the company differs from book basis by the amount of the allowance for loan losses.

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

Cash available for distributions allocable to members electing such distributions is disbursed at the end of each calendar month. The manager’s allocable share of cash available for distribution is also distributed not more frequently than cash distributions to members.

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

In May 2019, the company filed a Registration Statement on Form S-3 with the SEC (SEC File No. 333-231333) that went effective May 9, 2019, to offer up to 15,000,000 units ($15,000,000) to members of record as of April 30, 2019 who had previously elected to participate in the DRIP or who later provide written notice to the manager electing to participate in the DRIP, in those states in which approval has been obtained. As of December 31, 2021, the aggregate gross proceeds from sales of units to members under the company's DRIP pursuant to the May 2019 Form S-3 Registration Statement is approximately $6,133,000.

Liquidity and unit redemption program

There are substantial restrictions on transferability of units, and there is no established public trading and/or secondary market for the units and none is expected to develop. In order to provide liquidity to members, the company’s Operating Agreement includes a unit redemption program, whereby a member may redeem all or part of their units, subject to certain limitations.

The price paid for redeemed units is based on the lesser of the purchase price paid by the redeeming member or the member’s capital account balance as of the date of each redemption payment. Redemption value – for other than DRIP units - is calculated based on the period from date of purchase as follows: after one year 92% of the of the purchase price or of the capital balance, whichever is less; after two years 94%; after three years 96%; after four years 98%; and after five years 100%.

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

The company has not established a cash reserve from which to fund redemptions. The company’s capacity to redeem units upon request is limited by the availability of cash and the company’s cash flow. The Operating Agreement provides that, the company will not, in any calendar year, redeem more than five percent (5%) of the weighted average number of units outstanding during the twelve-month period immediately prior to the date of the redemption. The manager has the right, but not the obligation, to waive these quarterly and annual limitations and other holding periods or penalties related to redemptions in the event of the death of a member or other exigent circumstances or if the manager believes it is in the best interests of the Company. In the event unit withdrawal requests exceed 5% in any calendar year and excess units are retained by the company, units will be redeemed in future periods in the order of priority provided in the Operating Agreement.

The manager, has the right, in its sole discretion, at any time, to reject any request for redemption, or to suspend or terminate the acceptance of new redemption requests without prior notice, or to terminate, suspend or amend the unit redemption program upon 30-day notice.

See the table in “Unit redemption program” under Item 5 - Market for the Registrant’s Units, Related Unitholder Matters and Issuer Purchases of Equity Securities in Part II of this annual report for a detailed table showing the amount of units redeemed, which table is incorporated by this reference into this Item 1.

Lending and investment guidelines and criteria

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

Intellectual Property, Royalty Agreements and Labor Contracts

Neither the company or the manager owns any patents, trademarks, licenses, franchises, or concessions. Neither the company or the manager has entered into any royalty agreements or labor contracts.

Human Capital Resources

The manager provides the personnel and services necessary to conduct business as the company has no employees of its own.

Our manager endeavors to maintain a workplace that is free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. As required by law, our manager regularly conducts training to prevent harassment and discrimination. Our manager bases its criteria for recruitment, hiring, development, training, compensation and advancement of employees on the qualifications, performance, skills and experience and all employees are compensated without regard to gender, race and ethnicity. During the COVID-19 pandemic, the manager provided its employees work-from-home flexibility to enable them to meet their personal and family needs.

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
•
loan-servicing and debt collection procedures and requirements;
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

COVID-19 Foreclosure & Eviction Moratoriums

In response to the economic hardships caused by the COVID-19 epidemic the federal government, California and some other states as well as localities imposed foreclosure and eviction moratoriums temporarily restricting the ability of lenders and property owners to initiate or continue foreclosure and eviction proceedings against individuals adversely affected by the COVID-19 pandemic. The terms during which such moratoriums were made effective varied and while some have since expired, other have been extended by the applicable enacting governmental bodies and remain effective. While effective, foreclosure moratoriums may restrict our ability to foreclose on certain types of properties securing defaulted loans and increase the overall timeline to resolve these non-performing loans. Eviction moratoriums may also adversely affect the ability of our borrowers to collect rent from their properties which, in turn, may affect their ability to make payments on our loans.

Key federal and state laws, regulations, and rules relating to the offering of our units include the following.

Federal Securities Laws: The Securities Act of 1933 and The Exchange Act of 1934

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

Term of the company

The initial term of the company was scheduled to terminate October 8, 2028, unless sooner terminated as provided in the Operating Agreement or extended by majority vote of the members. In November of 2021, RMC submitted to a vote of the members a proposal to amend the Operating Agreement to extend the term of the company and the term for the repayment of the formation loan to December 31, 2038. On March 11, 2022, following RMC's receipt of approval votes from members holding more than 53% of the total outstanding percentage interests in the Company, RMC's board of directors approved the adoption of the Second Amendment to the Operating Agreement, dated March 11, 2022, extending the stated company term through December 31, 2038. As a result, the term of the Company will terminate on December 31, 2038 unless: (i) the term is further extended by RMC with the affirmative consent of a majority interest of the members; or (ii) the Company is earlier terminated pursuant to the Operating Agreement or by operation of law.

Delivery of Annual Report

The Company will send an annual report to all unit holders and the report will include audited financial statements.

Additional Information

The company does not maintain an Internet site. Additional information regarding the company’s and RMC’s business operations are available free of charge on RMC’s website at www.redwoodmortgageinvestors.com.

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

The COVID-19 pandemic and the measures taken (and ongoing) to limit to the extent possible the spread of the virus had an impact on various aspects of our investments and business and on the operations and business of our manager. The national, California, and local economies – and the real estate markets - continue to be impacted, often adversely, by COVID-19. Unless and until a significant and sustained broad-based economic recovery occurs there exists greater likelihood that one or more of the business and/or investment risks described in this “Risk Factors” section will have a negative impact on our business and/or investments or could increase the severity of that impact. The continued spread of COVID-19, including additional waves or variants such as the Omicron variant and any other similar outbreaks in the future and the continued impact on social interaction, economies and financial markets may have significant adverse effects on (i) California real estate markets and thereby the company’s business, financial condition and result of operations due to the possibility of some borrowers having a reduced capacity and/or commitment to make principal and interest payments (ii) a decrease in the volume of loans funded and (iii) a decline in the values of the California real properties that serve as collateral for the loans. Declines in the value of real estate may lead to increases in the allowance for loan losses. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which may lower the interest rate charged by banks and other competitors of the manager for real estate secured loans and which may reduce loan originations and increase loan payoffs. Such outcomes would negatively affect interest income and, therefore, earnings, financial condition and results of operations of the company. The extent of the impact of the COVID-19 pandemic on our capital, liquidity, and other financial positions and on our business, results of operation and prospects will depend on a number of evolving factors, including:

•
COVID-19 has not yet been contained and could continue to affect more households and businesses. The development and increasing distribution of vaccines for the virus appear to be having a positive impact on businesses and the economy; however, there is no way to predict when or if an economic recovery from the pandemic will occur and if such a recovery will be sustained over time.
•
Many governmental and nongovernmental authorities initially responded to COVID-19 by curtailing household and business activity as a containment measure while simultaneously deploying fiscal and monetary policy measures to partially mitigate the adverse effects on individual households and businesses. Although this response slowed the rate of spread of COVID-19 and supported economic stability, the potential exists for further resurgence to occur. Even with the development and availability of COVID-19 vaccinations, national, California and local economies and real estate markets could suffer further disruptions that are lasting.
•
Continued disruptions in the workforce and economy may affect the ability of the borrowers to make loan payments or to otherwise perform in accordance with their loan terms.
•
Key personnel of our manager may become incapacitated by the COVID-19 virus and the inability of our manager to recruit, attract and retain skilled personnel may adversely impact our business.
•
The ability to enforce loan terms through foreclosure may be adversely effected by limitations or moratoriums on foreclosures enacted by state or local authorities to address the impacts of COVID-19 or the emergence of another future pandemic.
•
Loans secured by rental properties may be adversely impacted by restrictions or moratoriums on evictions enacted by federal, state or local authorities to address the impacts of COVID-19.
•
The uncertainty of the effects of COVID-19 on borrowers, properties, and the economy generally may result in inaccuracy or delays in the recognition of loan losses or impairments.

Given the ongoing and dynamic nature of the circumstances, it is not possible to predict or estimate the future impact of the COVID-19 outbreak, or future pandemics, on the financial condition, results of operations and liquidity of the company. While the company has not incurred material disruptions to its business operations or financial results to date, the rapid developments and fluidity of COVID-19 may cause the manager to adjust its future lending parameters and investment strategy. The manager is continuing to monitor this situation and will adjust its response in concert with federal, California, and local health officials and governmental authorities to protect the health and safety of its employees and to respond to changes in the real estate markets that it serves.

Changes in interest rates may affect your return on your investment.

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control such as the current geopolitical instability in Europe. Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. Also, rising interest rates reduce the value of our existing loans that do not have adjustable rates. Conversely, we expect that the majority of our loans will not include prepayment penalties for a borrower paying off a loan prior to maturity. The absence of a prepayment penalty may lead borrowers to refinance higher-interest rate loans in a market of falling interest rates. This would then require us to reinvest the prepayment proceeds in loans or alternative short-term investments with lower interest rates and a corresponding lower yield to members.

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

RMC's lending decisions are based on the real estate securing the loans. Significant decline in the fair value of the collateral may impact the performance of the loans and their ultimate collectability.

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

The ability to find suitable loans is more difficult when the economy is weaker and there is less activity in the real estate market. We may be unable to find a sufficient number of suitable loans, which could leave us with uninvested capital. In such event, we will make short-term, interim investments in government obligations, certificates of deposit, money market or other liquid-asset accounts, with the unallocated funds pending investment in suitable loans. Interest returns on these investments are usually lower than on mortgage loans, which would reduce our profits and return to members.

Downturns in the economy and real estate market in the San Francisco Bay Area and the coastal metropolitan regions of Southern California, or on a regional or national scale, or changing conditions affecting the mortgage lending business could adversely affect our business.

RMC expects that most of our loans will continue to be secured by properties located in nine counties that comprise the San Francisco Bay Area (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, Marin, Napa, Solano and Sonoma) and the coastal metropolitan regions of Southern California (Los Angeles, Orange, Ventura, and San Diego counties). Our concentration of loans in the San Francisco Bay Area and the coastal metropolitan regions of Southern California exposes us to greater risk of loss if the economy in the San Francisco Bay Area or the coastal metropolitan regions of Southern California weakens than would be the case if our loans were spread throughout California or the U.S. Should a significant economic deterioration occur in the San Francisco Bay Area or the coastal metropolitan regions of Southern California, or regionally or nationally, we could experience increases in loan delinquencies, reduced cash income and possibly loan losses.

If borrowers default, and/or economic circumstances increase defaults, we may have to foreclose on the loan, beginning the legal process of acquiring the collateral property. Foreclosure proceedings and/or workout agreements may slow our collection efforts and delay ultimate satisfaction of the loan.

We are engaged in the business of lending and, as such, are subject to the risk that borrowers may be unable to repay the loans in accordance with the terms of the loan agreement. Mortgage loans are secured by commercial and residential real property and are subject to risks of delinquency, foreclosure and loss.

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

In addition, any litigation instituted by a defaulting borrower or the operation of the federal bankruptcy laws may have the effect of delaying enforcement of the lien on a defaulted loan and may in certain circumstances reduce the amount realizable from the sale of a foreclosed property. A “lien” is a charge against the property of which the holder may cause the property to be sold and use the proceeds in satisfaction of the lien. A judicial foreclosure may be subject to most of the delays and expenses of other litigation, sometimes requiring up to several years to complete. If we acquire a property from a borrower, there are many factors that are beyond our control that affect the real estate market and could affect our ability to sell properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. Our inability to sell properties at the time and on the terms we want could reduce our profitability and cash flow, limit our ability to make distributions and could reduce the value of our units.

RMC relies on appraisals to determine the fair market value (FMV) of the underlying property securing our loans. These appraisals may be inaccurate or not reflect subsequent events affecting FMV which could increase our risk of loss.

RMC relies on appraisals prepared by unrelated third parties to determine the fair market value of real property used to secure our loans. RMC relies on such appraisals for, among other matters, determining our loan-to-value ratio (“LTV”). We cannot guarantee that such appraisals will, in any or all cases, be accurate or that the appraisals will reflect the actual amount buyers will pay for the property. If an appraisal is not accurate, our loan may not be as secure as we anticipated. In the event of foreclosure, we may not be able to recover our entire investment. Additionally, since an appraisal fixes the value of real property at a given point in time, subsequent events could adversely affect the value of the real property used to secure a loan. This would result in a risk of loss for us if the borrower defaults on the loan.

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

The unit redemption program contains significant restrictions and limitations that limit your ability to redeem your units. The number of units you may redeem per quarter is subject to a maximum of the greater of 100,000 units or 25% of your units outstanding. Also, we will limit redemptions from members, in any calendar year, to a total of not more than 5% (or in any calendar quarter, 1.25%) of the weighted average number of units outstanding during the 12-month period immediately prior to the date of the redemption. If the manager determines it is in the best interest of the company, it may elect to waive the foregoing limitations and redeem units in excess of the maximum amounts stated for any applicable period or periods. Such an election, however, in no way, creates an obligation of the company to redeem units in excess of the maximum amounts stated in any future period.

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

The Operating Agreement does not require us to meet a specific or minimum level of distributions to members. The amount of distributions to members is determined by the manager based on our financial results and cash available. The manager has broad discretion to establish reserves and maintain adequate cash balances to support ongoing operations. In the event we do not have sufficient cash available to fund distributions, we may need to defer or reduce distributions.

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

The Operating Agreement contains investment objectives, but our manager has broad discretion to implement those objectives. A change in our investment strategy may, among other things, increase our exposure to real estate market fluctuations, default risk and interest rate risk, all of which could materially affect our results of operations and financial condition.

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

We have previously advanced to our manager funds in an amount equal to the sales commissions for our units and premiums paid to investors in connection with unsolicited sales of our units. The formation loan is an unsecured loan that does not bear interest and will be repaid in annual or quarterly installments. If the manager is removed, no other manager is elected, the company is liquidated or our manager is no longer receiving payments for services rendered, we will forgive the debt on the formation loan and our manager will be immediately released from any further obligations under the formation loan which could result in a significant loss to the company and have an adverse effect on our profitability.

Upon liquidation, you may experience delays in receiving distributions, you may not be able to fully recover your investment or you may not receive any distributions.

Under our operating agreement, we will continue to operate until December 2038, unless our term is extended by the vote of a majority in interest of the members. We do not currently intend to cease operations prior to the end of our term. We could be dissolved and terminated earlier by operation of law or upon the occurrence of various events described in our operating agreement. Upon our dissolution, our manager will seek to promptly liquidate our assets for the best price reasonably obtainable, use any proceeds to satisfy our debts and distribute any remaining proceeds to our members and manager in accordance with the terms of our operating agreement. Accordingly, your ability to recover all or any portion of your investment under such circumstances will depend on the amount of funds so realized and claims to be satisfied from those proceeds.

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

Item 4 – Mine Safety Disclosures

Not Applicable.

Part II

Item 5 – Market for the Registrant’s Units, Related Unitholder Matters and Issuer Purchases of Equity Securities

Investors will have limited ability to sell their units. Our units are not listed on an exchange or quoted through a quotation system, and there is no secondary market nor do we expect that any will develop in the foreseeable future. Units are not freely transferable, and they may not be acceptable by a lender as security for borrowing. Our operating agreement also imposes substantial restrictions upon your ability to transfer units. Therefore, an investment in our units is not suitable for investors who expect to require short-term liquidity from their investments. See “Liquidity and unit redemptions program” in Part I of this Report. As of February 28, 2022, we had approximately 1,300 unit holders, who held approximately 78,350,000 units.

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

As of December 31, 2021, the aggregate gross proceeds from sales of units to members under our DRIP pursuant to the May 2019 Form S-3 Registration Statement is approximately $6,133,000. Earnings distributed and reinvested in our DRIP were approximately $2.2 million and $2.3 million in 2021 and 2020, respectively.

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

In addition, the manager may, in its sole discretion, further limit the percentage of the total members’ units that may be redeemed or may adjust the timing of scheduled redemptions (including deferring withdrawals indefinitely), to the extent that such redemption would cause the company to be treated as a “publicly traded partnership” within the meaning of Section 7704 of the Code or any Treasury Regulations promulgated thereunder (determined without reference to Code Section 469(i)). The manager is also granted the right, in its sole discretion, at any time, to reject any request for redemption, or to suspend or terminate the acceptance of new redemption requests without prior notice, or to terminate, suspend or amend the unit redemption program upon 30-day notice.

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

The price paid for redeemed units is based on the lesser of the purchase price paid by the redeeming member or the member’s capital account balance as of the date of each redemption payment. Redemption value – for other than DRIP units - is calculated based on the period from date of purchase as follows: after one year 92% of the of the purchase price or of the capital balance, whichever is less; after two years 94%; after three years 96%; after four years 98%; and after five years 100%.

The Manager may, in its sole discretion, waive any of the above holding periods or penalties applicable to redemptions in the event of the death of a member or other exigent circumstances or if the manager believes such wavier is in the best interests of the company. Waiver of any provision applicable to redemptions in any period or with respect to any member, in no way, affects the ability of the company to enforce that provision in any other period or with respect to any other member.

Proceeds from sale of DRIP units

Proceeds from the sale of the DRIP units are used to make additional loans and fund working capital reserves.

Commissions for unit sales to new members paid to broker-dealers/formation loan

Commissions for unit sales to new members paid to broker-dealers (“B/D sales commissions”) and premiums paid to certain investors upon the purchase of units were paid by RMC and were not paid directly by us out of unit-sales proceeds. Instead, the company advanced to RMC amounts sufficient to pay the B/D sales commissions and premiums to be paid to investors. Such advances in total were not to exceed seven percent (7%) of offering proceeds. The receivable arising from the advances is unsecured and non-interest bearing and is referred to as the “formation loan.” As of December 31, 2021, (offerings of units to new members ended April 30, 2019) such advances totaled approximately $5,627,000, of which $3,388,000 remains outstanding (the "Current Formation Loan Balance"). Please refer to the information under “—Formation loan” and “—Organization and offering expenses” in Note 3 (Manager and Other Related Parties) to the financial statements included in Part II, Item 8 of this report for a discussion of the formation loan and organization and offering expenses, which discussions are incorporated herein by this reference.

In March 2022, the Operating Agreement was amended to extend the term of repayment of the formation loan to December 31, 2038 to coincide with the extended term of the company. The Current Formation Loan Balance is repayable by RMC in annual installments of approximately $208,000 which may be paid by RMC either in full on December 31 of each calendar year during the term of the company (each, an “Annual Payment Date”) or in four equal quarterly installments beginning on the Annual Payment Date and continuing thereafter on the last day of each calendar quarter in the following year. Any amount of the formation loan balance remaining unpaid on the last day of the company term, if any, is payable in full on that date.

Distributions

Distributions to members' totaled approximately $4,418,000 and $4,469,000 in 2021 and 2020, respectively. We expect to make comparable distributions in 2022. See “Distribution policy” under Item 1- Business in Part I of this annual report, which discussion is incorporated by reference herein.

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

Units redeemed in 2021 and 2020 by quarter are presented in the following table ($ in thousands). All redemptions are made on the last business day of the quarter and valued at $1 per unit.

For the quarterly period ended	2021	2020
March 31	$927	$488
June 30	1,774	699
September 30	1,151	867
December 31	1,009	1,216
Total	$4,861	$3,270

Total withdrawals since formation	$18,099

In 2021, the units redeemed was approximately $4,861,000, which exceeded the annual redemption limitation of $4,037,000. The manager has no obligation to exercise its discretionary power to waive or to otherwise modify the annual redemption limitation in any future period.

Fair market value / unit value

In compliance with FINRA Rule 2310 concerning direct-participation-program value per unit estimates, RMC obtained information regarding fair market valuations of the net assets and unit value as of December 31, 2021, for RMI IX. The valuations were performed with the assistance of an independent valuation firm that provides asset valuations to retirement plan sponsors, plan administrators, banking and trust companies, and ERISA plans. The fair values of the individual properties were taken from appraisals which referenced the most current available market information such as listing agreements, offers, and pending and closed sales. Industry standard valuation approaches, including the Income Approach, were utilized in deriving the fair values, as appropriate. There is no assurance that this estimated fair value of the membership units is or will remain accurate, and it does not determine the amount that a member is entitled to receive upon redemption of units. The redemption amount is determined by the applicable provisions of the Operating Agreement.

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

Item 6 – [Reserved.]

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the audited financial statements and notes thereto, which are included in Part II, Item 8 of this report.

Manager and Other Related Parties

Note 1 (Organization and General) and Note 3 (Manager and Other Related Parties) to the financial statements included in Part II, Item 8 of this report present details as to the company activities for which related parties are compensated and related transactions, including the formation loan to RMC, which presentation is incorporated by this reference into this Item 7.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Such estimates relate principally to the determination of the allowance for loan losses, including, when applicable, the valuation of non-performing secured loans (which itself requires determining the fair value of the collateral), and the valuation of real estate owned, at acquisition and subsequently. Actual results could differ significantly from these estimates.

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

In determining the probability that a borrower may not ultimately perform according to the terms of the original loan agreement - and further that a credit loss may have been incurred, the manager considers the following:

•
payment status – loans with payments in arrears 90+ days (typically 3 payments past due) unless resolution of the delinquency is forthcoming without significant delay;
•
lien position; and
•
loans with an LTV above lending guidelines.

See Results of Operations, Secured Loans included in Part II, Item 7 of this report for a detailed presentation on the LTV by lien position for non-performing and performing loans.

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

Results of Operations

The following discussion describes our results of operations for 2021 and 2020.

General economic conditions – California

All of our mortgage loans are secured by California real estate. Our secured-loan investment activity and the value of the real estate securing our loans is dependent significantly on economic activity and employment conditions in California. Wells Fargo’s Economics Group periodically provides timely, relevant information and analysis in its reports and commentary regarding California’s employment and economic conditions. Highlights from recently issued reports from Wells Fargo Securities Economics Group are presented below.

In the publication "California Job Growth is Ramping Back Up" dated March 25, 2022:

Hiring Ramps Up in February

With COVID fears subsiding, California's economy is reopening and hiring is ramping back up. Employers added 138,100 jobs in February, and the state's unemployment rate fell 0.3 percentage points to 5.4%. January job growth was also revised up by 6,700 to 60,300 jobs. With nearly 200,000 jobs added in just the past two months, California is finally making some headway in recovering the jobs it lost at the onset of the pandemic. The state has now recovered 87.2% of the 2,758,900 jobs lost at the onset of the pandemic, from February to April 2020.

California imposed heavy lockdown restrictions early in the pandemic and has been slower to reopen its economy. As a result, the employment recovery has been particularly drawn out. The pace of job growth has picked up since last fall, however, once the federal government's expanded unemployment compensation program ended in September. January's employment report provided annual benchmark revisions to prior years' data. The revisions showed that employers in California ramped up hiring last year at a faster pace than initially thought. Prior to the revisions, the Bureau of Labor Statistics had reported that employers had recouped about 71.2% of the jobs lost from February to April 2020. The benchmark revisions show that California regained 80% of the lost jobs by the end of 2021. Furthermore, the job gains registered in January and February 2022 brought the recovery rate up to 87.2%. State payrolls are still 491.1K short of the pre-pandemic peak, however.

With job growth ramping up, California has reclaimed its position as the nation's largest job creator. California's Employment Development Department (EDD) notes that of the 678,000 jobs the nation gained in February, California accounted for 20.4% of them. The state’s 6.8% year-over-year job growth considerably outpaced the nation’s 4.6% gain. It's important to note that California's lockdown in December 2020 and January 2021 set it up for a big year-over-year gain. States that did not lockdown did not see job growth slow nearly as much during that same period.

Strong Payroll Gains Carried by Southern California

•
Employers added 138,100 jobs in February. The state's unemployment rate fell 0.3 percentage points to 5.4%. January job growth was revised up by 6,700 to +60,300 jobs. Together, California added nearly 200,000 jobs to start the year.
•
California is finally making some headway in recovering the jobs it lost at the onset of the pandemic. The state has now recovered 87.2% of the 2,758,900 jobs lost at the onset of the pandemic, from February to April 2020.
•
Nonfarm employment has risen by an average of 76,860 a month since September, which is a modest upshift compared to the same period a year ago. The pace improvement coincides with the end of the federal government's expanded unemployment compensation program.
•
Civilian employment (+98,300) rose nearly three times faster than the labor force (+32,600) during February, resulting in 65,700 fewer unemployed Californians.
•
Payrolls increased in all of the major metros in February. Overall, Southern California was a primary driver of the overall employment climb. Los Angeles had the largest increase with a gain of 31,500. Payrolls in Riverside-San Bernardino (+12,200), Anaheim-Santa Ana (+11,000) and San Diego (+7,200) also saw expansions.
•
Elsewhere, the Bay Area also saw hiring pick up. The San Francisco and Oakland metro areas posted a 7,700 and 6,800 job gain, respectively. San Jose gained 4,800 jobs. Meanwhile, Sacramento payrolls rose by 7,300.

Industries Expanded Across the Board in February

•
Job growth was broad based in February with leisure & hospitality (+30,400) posting the largest increase with large gains in limited-service eating places providing a boost.
•
Other industries that suffered outsized job losses during the pandemic also added back jobs at an accelerated pace in February, including health care & social assistance (+19,100), administrative & support services (+14,000) and retail trade (+13,400).
•
Construction (+22,100) posted its largest gain since June 2020. This past month's gain was due, in part, to strength in specialty trade contractors, reflecting recent gains in home building.
•
Transportation & warehousing (+13,300) continues to post impressive gains, reflecting the continued strong volume of goods transiting through California's major ports.

•
Hiring in the tech sector was relatively light in February. Employment in professional, scientific & technical services fell by 800 jobs and employment in the information sector added just 300 jobs in February.
•
Census Bureau estimates of county and metro population for the period between July 2020 and July 2021 were published this week. Several California counties registered a sharp decline in overall population during the period. In relative terms, San Francisco County declined by 6.7%, the second most acute contraction of any county in the country. The drop translates to a loss of 58,764 residents, bringing the county's population from 870.0K to 815.2K.
•
Southern California similarly posted sharp declines. Los Angeles County shrunk by 184,465 residents. At 9.8 million residents, Los Angeles remained as the largest county in the nation, however. The net decline is likely the result of the massive outflow of residents to more affordable areas of California and other states.
•
On the other hand, Riverside County gained 35,631 new residents, the third largest gain in the country in terms of numeric growth.

In the publication "California Payrolls Climb Higher in December" dated January 21, 2022:

Strong Job Gain to End 2021

The California economy ended 2021 with a solid pickup in hiring. Nonfarm employers added 50,700 jobs during December, the 11th consecutive increase in overall headcounts. While the monthly gain is certainly another step in the right direction, hiring appears to be losing a bit of momentum as the calendar turns to 2022. Throughout 2021, the state averaged just under 80,000 new job additions per month, and December's increase was the second weakest of the year. California is also lagging in terms of regaining the jobs that were lost during the 2020 lockdown period. The state has recouped just 71.7% of those jobs, which is inline with other large states such as Pennsylvania and New York, yet far behind Florida and Texas.

The sluggish nature of California's recovery is understandable considering the many challenges the state has faced recently. On top of droughts, wildfires and other environmental crises, the state has had to battle multiple outbreaks of COVID and the restrictions that accompanied them. The surge of the Omicron variant, which appears to have peaked in early January, presents downside risk to hiring in coming months. The state has also had to contend with an unprecedented exodus of residents. California's population declined 0.7% between July 2020 and July 2021, a drop that amounts to the loss of 261,900 residents. The overall decline was driven by a massive 367,300 drop in net domestic migration, far more than any other state.

While 2022 is certain to be another obstacle-filled year, there are reasons to be cautiously optimistic about the state's economic recovery. California has seen significantly stronger household employment growth in recent months. While household employment estimates can be extremely volatile, the recent strength may reflect a pickup in hiring at new businesses not yet included in the industry survey, as well as entrepreneurs, independent contractors and other workers not counted on industry payrolls. The strength in household employment helped drive the unemployment rate down to 6.5% in December from 7.0% the month prior.

What's more, economic output in the state continues to expand at a solid pace. California's real GDP rose 2.9% on a seasonally-adjusted annualized rate (SAAR) basis in Q3-2021, slightly stronger than the national rate. The solid increase brings real GDP to 3.2% above the level seen right before the pandemic. California's tech sector was the largest contributor to overall state GDP growth in Q3, with the professional, scientific & technical services and information sectors solidly expanding output. These capital-intensive industries pace a considerable punch. One industry that has been understandably slow to recover has been the leisure & hospitality industry, which is much more labor-intensive. In Q3, output was still 20.2% below pre-pandemic levels. California's tourism sector saw visits partially bounce back in 2021, as domestic travel ramped up throughout the year. Looking ahead, business and international travel should come back online as COVID risks subside and restrictions are rolled back, making travel to the state more attractive.

Solid Payroll Gain in the Golden State

•
California employers added 50,700 jobs during December. For 2021 as a whole, the state added 954,400 jobs. The state's economy has now recouped 1.95 million of the 2.71 million jobs, almost 72% of the jobs lost during the initial lockdown period in March and April 2020.
•
The unemployment rate fell to 6.5% from 7.0.% the month prior. The relatively steep decline in the jobless rate was the result of December's robust 0.7% gain in household employment, which outpaced the 0.2% gain the labor force.
•
Similar to national trends, California has seen significantly stronger household employment growth in recent months. While household employment estimates can be extremely volatile, the recent strength may reflect a pickup in hiring at new businesses not yet included in the industry survey as well as entrepreneurs, independent contractors and other workers not counted on industry payrolls.
•
Payrolls increased in nearly every region of California during December. Southern California employers expanded payrolls solidly, notably in the Los Angeles metro division (+27,900), Anaheim (+7,900), Riverside (+4,400), San Diego (+4,200) and Oxnard-Ventura (+1,300).
•
The Bay Area also posted strong gains, with payrolls in San Francisco (+7,000), San Jose (+7,200) and Oakland (+6,400) rising markedly.

•
Most major industries expanded headcounts during the month. Leisure & hospitality (+15,000) added more than any other, driven by hiring at hotels, bars and restaurants (+12,000) and arts, entertainment & recreation (+3,000).
•
Professional & business services rose by 12,000 jobs, as the professional, technical & scientific services industry added 8,900.
•
The state's massive healthcare industry expanded headcounts by 4,700, while educational services rose by 2,900 jobs.
•
Transportation & warehousing payrolls increased by a solid 7,200. The improvement comes as welcome news, as backups at the Ports of Los Angeles and Long Beach emanating from shortages of truck drivers and port workers continue to worsen.
•
While the upshift in hiring was broad-based, several industries trimmed headcounts during the month. Retail registered a 7,300 decline, the second straight drop. California has seen greater weakness in retail payrolls relative to the nation, likely reflecting recent challenges in some urban areas. Hiring within the federal government and management of companies & enterprises industry also fell slightly.
•
Construction and manufacturing added 1,200 and 1,800 jobs, respectively.
•
Between July 2020 and July 2021, California's population declined by 0.7% or by 261,900 residents, ranking second to last in the nation behind New York.
•
Most of the population decline was driven by an accelerated outflow of residents and businesses. California ranked last compared to other states in net domestic migration, as 367,300 more people moved away from the state than moved in last year.
•
International migration and the net increase from natural causes (births minus deaths) slowed markedly, exacerbating the state's population decline in 2021.
•
California's real GDP rose 2.9% on a seasonally-adjusted annualized rate (SAAR) basis in Q3-2021, thanks largely to strong output growth in the state's capital-intensive tech and life sciences industries.
•
California's hard hit leisure & hospitality industry remains on a slower path to recovery, with output still 20.2% below pre-pandemic levels in the third quarter of 2021. California's tourism sector depends more on business and international travel, which has not recovered as quickly as domestic leisure travel.
•
Real GDP in Q3-2021 was 3.2% above the level seen right before the pandemic.
•
California's tech sector was the largest contributor to overall state GDP growth in Q3, with the professional, scientific & technical services and information sectors solidly expanding output.

Key performance indicators

Key performance indicators are presented in the following table for 2021 and 2020 ($ in thousands).

	2021	2020
Secured loans principal – end of period balance	$81,097	$82,275
Secured loans principal– average daily balance	80,570	75,657

Interest income	$6,943	$6,557
Portfolio interest rate(1)	8.5%	8.7%
Effective yield rate(2)	8.6%	8.7%

Line of credit - end of period balance	$8,480	$10,000
Line of credit - average daily balance(3)	$7,941	$7,348

Interest expense	$456	$304
Interest rate - line of credit(3)	5.0%	5.0%

Provision for (recovery of) loan losses	$—	$—

Total operations expense(8)	$1,743	$1,516

Net income(8)	$4,806	$4,851
Percent of average members’ capital(4)(5)	6.0%	5.9%

Member distributions, net	$4,418	$4,469
Percent of average members’ capital(4)(6)	5.5%	5.5%

Members’ capital, gross – end of period balance	$78,192	$80,801
Members’ capital, gross – average daily balance	$79,684	$81,756

Member redemptions(7)	$4,861	$3,270
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
(7)
Scheduled member redemptions as of December 31, 2021 were approximately $2.1 million ($887,000 as of December 31, 2020).
(8)
RMC - at its sole discretion - collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income), which increased the net income, cash available for distribution, and the net-distribution rate. See Note 3 (Manager and Other Related Parties) to the financial statements included in Part II, Item 8 of this report for a detailed discussion of fees and cost reimbursements to which the manager is entitled.

The secured loan principal at December 31, 2021 of $81.1 million was a decrease of approximately 1% ($1.2 million) over the December 31, 2020 secured loans principal of $82.3 million. Members’ capital at December 31, 2021 of $78.2 million was a decrease of approximately 3.2% ($2.6 million) from December 31, 2020, as redemptions of members' units exceeded purchases of DRIP units.

Secured loans

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a secured loan portfolio that has substantial protective equity (i.e., property value to outstanding debt) as indicated by the overall weighted average loan-to-value ratio (LTV) which at December 31, 2021 was approximately 58.0% at the time origination. As a result, the secured loan portfolio has aggregate protective equity of 42.0% in the property, and we as lenders have lent in the aggregate 58.0% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

Secured loans, principal by LTV and lien position are presented in the following table as of December 31, 2021 ($ in thousands). The LTV’s shown in this table have been updated for any appraisals ordered and received by the manager after origination of the loan.

	Secured loans, principal
LTV(1)	First trust deeds	Percent	Second trust deeds	Percent	Total principal	Percent
<40%	$3,989	4.9%	$2,887	3.5%	$6,876	8.4%
40-49%	12,583	15.5	300	0.4	12,883	15.9
50-59%	11,133	13.7	1,182	1.5	12,315	15.2
60-69%	31,127	38.4	3,628	4.5	34,755	42.9
Subtotal <70%	58,832	72.5	7,997	9.9	66,829	82.4

70-79%	7,375	9.1	3,773	4.7	11,148	13.8
Subtotal <80%	66,207	81.6	11,770	14.6	77,977	96.2

≥80%	3,120	3.8	—	0.0	3,120	3.8

Total	$69,327	85.4%	$11,770	14.6%	$81,097	100.0%
(1)
LTV classifications in the table above are based on the company's recorded investment in the loan.

Non-performing secured loans, principal by LTV and lien position at December 31, 2021 are presented in the following table ($ in thousands). The LTV’s shown in this table have been updated for any appraisals ordered and received by the manager after origination of the loan.

	Non-performing secured loans, principal
LTV(2)	First trust deeds	Percent(3)	Second trust deeds	Percent(3)	Total principal	Percent(3)
<40%	$1,980	2.4%	$—	0.0%	$1,980	2.4%
40-49%	—	0.0	300	0.4	300	0.4
50-59%	—	0.0	185	0.2	185	0.2
60-69%	5,930	7.3	586	0.7	6,516	8.0
Subtotal <70%	7,910	9.7	1,071	1.3	8,981	11.0

70-79%	—	0.0	—	0.0	—	0.0
Subtotal <80%	7,910	9.7	1,071	1.3	8,981	11.0

≥80%	—	0.0	—	0.0	—	0.0

Total	$7,910	9.7%	$1,071	1.3%	$8,981	11.0%
(2)
LTV classifications in the table above are based on the company's recorded investment in the loan.
(3)
Percent of secured loans principal, end of period balance

Payments in arrears at December 31, 2021 for non-performing secured loans, (i.e., principal and interest payments past due 30 or more days) totaled approximately $2,410,000, of which approximately $2,285,000 was principal and approximately $125,000 was accrued interest.

See Note 4 (Loans) to the financial statements included in Part II, Item 8 of this report for detailed presentations as to the secured loan portfolio, payments in arears on non-performing loans, and on the allowance for loan losses.

Performance overview/net income 2021 v. 2020

Net income available to members as a percent of members’ capital, gross – average daily balance was 6.0% and 5.9% for the year ended December 31, 2021 and 2020, respectively. Net income decreased approximately $45,000 in 2021 as compared 2020 as an increase in total revenue, net of $182,000 (net interest income increased $234,000; late fees increased $35,000; gain on sale of loans decreased $87,000) was offset by an increase in operations expense of approximately $227,000.

Analysis and discussion of income from operations 2021 v. 2020

Significant changes to net income in 2021 and 2020 are summarized in the following table ($ in thousands).

	Net interest income	Provision for (recovery of) loan losses	Operations expense	Net income
Twelve months ended
December 31, 2021	$6,487	—	1,743	$4,806
December 31, 2020	6,253	—	1,516	4,851
Change	$234	—	227	$(45)

Change
Increase secured loans principal - average daily balance	$389	—	14	$375
Effective yield rate	(3)	—	—	(3)
Increase members' capital - average daily balance	—	—	65	(65)
Interest on line of credit	(138)	—	—	(138)
Amortization of debt issuance costs	(14)	—	—	(14)
Late fees	—	—	—	35
Gain on sale, loans	—	—	—	(87)
Decrease in allocable expenses from RMC	—	—	(53)	53
Increase in RMC cost reimbursements accrued	—	—	47	(47)
RMC fees/costs reimbursements collected	—	—	27	(27)
Tax compliance cost efficiency	—	—	(22)	22
Expanded legal and audit services	—	—	88	(88)
Timing of services rendered	—	—	12	(12)
Independent contractors	—	—	21	(21)
Other	—	—	28	(28)
Change	$234	—	227	$(45)

The table above displays only significant changes to net income for the period, and is not intended to cross foot.

Net interest income

Net interest income increased approximately $234,000 (3.7%) in 2021 compared to 2020. The increase in net interest income is due to an increase in interest income of approximately $386,000 (5.9%) resulting from the increase in the average daily balance of secured loans of approximately $4.9 million (6.5%), offset in part by an increase in interest expense of $152,000 (50.0%) due to greater utilization of the line of credit. The line of credit was utilized with an average daily balance of approximately $7.9 million for 2021 as compared to $7.3 million for only the eight months ended December 31, 2020, as the line of credit was not available until April 2020.

Foregone interest on non-accrual loans at December 31, 2021 was approximately $67,000, an increase of approximately $4,000 compared to December 31, 2020.

Provision for loan losses/Allowance for loan losses

Generally, the company has not recorded a significant provision/allowance for loan losses as the secured loans have protective equity such that collection is deemed probable for all recorded amounts due on the loan. In 2021 there were no charge-offs nor was there a provision for loan losses. In 2020, there was approximately $32,000 in charge-offs to the allowance in relation to a loan in second lien position to facilitate the sale of the underlying collateral which was sold in February 2020.

Operations expense

Significant changes to operations expense in 2021 and 2020, are summarized in the following table ($ in thousands).

	Mortgage servicing fees	Asset management fees	Costs from RMC, net	Professional services	Other	Total
Twelve months ended
December 31, 2021	$201	564	220	693	65	$1,743
December 31, 2020	187	541	146	612	30	1,516
Change	$14	23	74	81	35	$227

Change
Increase secured loans principal - average daily balance	$14	—	—	—	—	$14
Increase members' capital - average daily balance	—	23	42	—	—	65
Decrease in allocable expenses from RMC	—	—	(53)	—	—	(53)
Increase in RMC cost reimbursements accrued	—	—	47	—	—	47
RMC fees/costs reimbursements collected	—	—	27	—	—	27
Tax compliance cost efficiency	—	—	—	(22)	—	(22)
Expanded legal and audit services	—	—	—	88	—	88
Timing of services rendered	—	—	—	12	—	12
Independent contractors	—	—	—	21	—	21
Other	—	—	11	(18)	35	28
Change	$14	23	74	81	35	$227

Mortgage servicing fees

The increase in mortgage servicing fees of $14,000 from 2021 to 2020 was due to an increase in the average daily balance - secured loans of $4.9 million at the annual mortgage servicing fee to RMC of 0.25%.

Asset management fees

The increase in asset management fees of approximately $23,000 from 2021 to 2020 was due to an increase in the members' capital base at year-end December 31, 2020 compared to year-end December 31, 2019. The asset management fee is determined based on the prior year end member’s capital base which is computed as the then fair value of the company’s loans plus working capital reserves less outstanding debt.

Costs from RMC, net

In the year ended 2021, RMC - at its sole discretion - collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income). For periods prior to the third quarter of 2020, RMC had waived all reimbursement for the cost of services attributable to RMI IX. The reimbursement of costs from RMC waived was approximately $425,000 and $452,000 in 2021 and 2020, respectively.

The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $645,000 and $598,000 in 2021 and 2020, respectively. The increase in 2021 was primarily due to an increase in RMC cost reimbursements accrued by RMI IX for costs incurred by RMC in December 2021 to be billed and paid in January 2022 of approximately $47,000, and an increase in the company’s members’ capital as a percent of the total capital of the related mortgage funds managed by RMC, offset in part by a decrease in allocable payroll and professional services year over year.

Professional services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The increase in professional services of approximately $81,000 from 2021 compared to 2020 was due primarily to an increase in audit and legal fees due to expanded services associated with the line of credit agreement, loan transactions and valuation of loan collateral. Costs for these professional services have been increasing – and are expected to continue to increase – as the demands of regulatory compliance increase and the rate at which firms charge for their services increases.

Members’ capital, cash flows and liquidity

Cash flows by business activity for 2021 and 2020 are presented in the following table ($ in thousands).

	2021	2020
Members’ capital
Earnings distributed to members, net of DRIP	$(2,351)	$(2,166)
Redemptions, net	(4,826)	(3,239)
Organization and offering expenses received, net	81	67
Formation loan	405	119
Cash – members’ capital, net	(6,691)	(5,219)

Borrowings
Line of credit advances (payments), net	(1,520)	10,000
Interest paid	(400)	(226)
Debt issuance costs paid	—	(110)
Promissory note received from related party	—	800
Promissory note repaid to related party	—	(800)
Cash – borrowings, net	(1,920)	9,664
Cash - members' capital and borrowings, net	(8,611)	4,445

Loan principal/advances/interest
Loans funded & advances, net	(49,185)	(51,847)
Principal collected	48,972	36,358
Loan transferred from related mortgage fund	(4,672)	(2,997)
Loans transferred to related mortgage funds	2,560	237
Loans sold to non-affiliate	3,464	6,718
Interest received, net	7,741	6,394
Late fees	162	26
Promissory note funded to related party	—	(850)
Promissory note repaid by related party	—	850
Cash – loans, net	9,042	(5,111)

Operations expense	(1,697)	(1,486)

Net change in cash	$(1,266)	$(2,152)
Cash, end of period	$1,033	$2,299

Earnings distributed to members

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

Cash available for distributions allocable to members is disbursed at the end of each calendar month. The manager’s allocable share of cash available for distribution is distributed not more frequently than cash distributions to members.

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

There is no requirement in the Operating Agreement for a required level of distributions to members. The amount of distributions to members is determined by the manager based on financial results and cash available for distribution taking into consideration the need to maintain adequate cash balances to support ongoing operations. The manager has broad discretion in determining the dollar amount of cash balances required.

The distribution reinvestment plan (DRIP) provision of the Operating Agreement permits members to elect to have all or a portion of their monthly distributions reinvested in the purchase of additional units. Cash available for distributions allocable to members who have elected to participate in the DRIP is distributed and reinvested in units at each month end. Earnings distributed and reinvested in DRIP were approximately $2.2 million and $2.3 million in 2021 and 2020, respectively.

Redemptions of members’ capital

The Operating Agreement provides for a unit redemption program that contains significant restrictions limiting members’ ability to redeem units. The company has not established a cash reserve from which to fund redemptions. The company’s capacity to redeem units upon request is limited by the availability of cash and the company’s cash flow. RMC, the manager, is also granted the right, in its sole discretion, at any time, to reject any request for redemption, or to suspend or terminate the acceptance of new redemption requests without prior notice, or to terminate, suspend or amend the unit redemption program upon 30-day notice. In addition, the Manager may, in its sole discretion, waive any applicable holding periods or penalties in the event of the death of a member or other exigent circumstances or if the manager believes such wavier is in the best interests of the Company.

The company redeems units quarterly and the maximum number of units which may be redeemed per quarter per individual member is the greater of (i) 100,000 units, or (ii) 25% of the member’s total outstanding units. Further, in any calendar year, the maximum number of units redeemed from all members is 5% (or in any calendar quarter at 1.25%) of the weighted average number of all units outstanding during the 12-month period immediately prior to the date of the redemption.

In 2021, the units redeemed was approximately $4,861,000, which exceeded the annual redemption limitation of $4,037,000. The manager has no obligation to exercise its discretionary power to waive or to otherwise modify the annual redemption limitation in any future period.

The table below sets forth redemptions of members’ capital for 2021 and 2020 ($ in thousands).

Redemptions	2021	2020
Without penalty	$3,983	$2,664
With penalty	878	606
Total	$4,861	$3,270
Early withdrawal penalties	$35	$31

At December 31, 2021, scheduled redemptions of members' capital were approximately $2.1 million, substantially all of which is scheduled for payment in 2022. Scheduled redemptions of approximately $111,000 are subject to early withdrawal penalties.

Borrowings

In March 2020, RMI IX entered into a revolving line of credit and term loan agreement and in April 2020 borrowed on the bank line of credit. For the year ended December 31, 2021, the line of credit had an average daily balance of approximately $7.9 million. At December 31, 2021, the balance was $8,480,000.

See Note 5 (Line of Credit) and Note 7 (Subsequent Events) to the financial statements included in Part II, Item 8 of this report for details on the loan agreement and the First Loan Modification Agreement dated March 4, 2022 that extends the maturity date to March 2024 and replaces “LIBOR” with "Ameribor" in the definition of the “note rate” in the loan agreement.

Liquidity and capital resources

The ongoing sources of funds are the proceeds from:

•
loan payoffs;
•
borrowers’ monthly principal and interest payments;
•
line of credit advances;
•
loan sales to unaffiliated third parties;
•
payments from RMC on the outstanding balance of the formation loan; and
•
sale of units to members participating in the dividend reinvestment plan.

The company’s cash balances are maintained at levels sufficient to support on-going operations and satisfy obligations, without reducing loan fundings or suspending distributions or redemptions, although these options are available if future circumstances warrant. The manager will continue to utilize line of credit advances, loan assignments to related mortgage funds and loan sales to unaffiliated third parties to maintain liquidity of the company, while striving to fully deploy capital available to lend.

The manager believes these sources of funds will provide sufficient funds to adequately meet our obligations beyond the next twelve months.

Contractual obligations, other than redemptions of members capital

At December 31, 2021, the company had no construction or rehabilitation loans outstanding, and no other contractual obligations other than redemptions of members capital.

At December 31, 2021, RMI IX had no off-balance sheet arrangements. Such arrangements are not permitted per the Operating Agreement.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8 – Financial Statements and Supplementary Data

The following financial statements of Redwood Mortgage Investors IX, LLC at and for the years ended December 31, 2021 and 2020 are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members

Redwood Mortgage Investors IX, LLC

San Mateo, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Redwood Mortgage Investors IX, LLC (a Delaware Limited Liability Company) (the “Company”) as of December 31, 2021 and 2020, the related statements of income, members’ capital, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses

As described in Notes 2 and 4 to the Company’s financial statements, the Company has a gross principal loan portfolio of $81.1 million and related allowance for loan losses of $0.06 million as of December 31, 2021. In calculating the allowance for loan losses, the Company primarily considers the fair value of collateral associated with non‐performing loans over 90 days past due or loans with a forbearance agreement in effect. The evaluation of the fair value of the collateral involves significant estimates and subjective assumptions that require a high degree of management’s judgment.

We identified the determination of the allowance for loan losses specific to the non‐performing loans over 90 days past due or loans with a forbearance agreement in effect to be a critical audit matter. In evaluating the fair value of collateral when assessing its allowance for loan losses, management considers current economic conditions and loan to value ratios. Management’s preferred method for determining the fair value of collateral is the sale comparison method, which may yield different values depending on assumptions used including the consideration of adjustments made for any attributes specific to the real estate property as disclosed in Note 4. Management’s determination of loan losses requires significant judgments in the fair value of collateral included in appraisals, brokers’ opinion of values, and publicly available information on market transactions. Auditing these significant judgments involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

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

San Francisco, California

March 31, 2022

REDWOOD MORTGAGE INVESTORS IX, LLC

Balance Sheets

December 31, 2021 and 2020

($ in thousands)

	December 31,	December 31,
ASSETS	2021	2020
Cash, in banks	$1,033	$2,299
Loan payments in trust	67	131
Loans
Principal	81,097	82,275
Advances	17	14
Accrued interest	529	684
Prepaid interest	(643)	—
Loan balances secured by deeds of trust	81,000	82,973
Allowance for loan losses	(55)	(55)
Loan balances secured by deeds of trust, net	80,945	82,918

Debt issuance costs, net	14	69
Prepaid expenses	25	—
Total assets	$82,084	$85,417

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities	$75	$100
Payable to related parties	101	4
Line of credit	8,480	10,000
Total liabilities	8,656	10,104

Commitments and contingencies (Note 6)

Members’ capital, net	76,816	79,125
Receivable from manager (formation loan)	(3,388)	(3,812)
Members’ capital, net of formation loan	73,428	75,313
Total liabilities and members’ capital	$82,084	$85,417

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Income

For the Years Ended December 31, 2021 and 2020

($ in thousands)

	2021	2020
Revenue
Interest income	$6,943	$6,557
Interest expense	(456)	(304)
Net interest income	6,487	6,253
Late fees	62	27

Gain on sale, loans	—	87
Total revenue, net	6,549	6,367

Provision for (recovery of) loan losses	—	—

Operations expense
Mortgage servicing fees	201	187
Asset management fees	564	541
Costs from Redwood Mortgage Corp., net (Note 3)	220	146
Professional services	693	612
Other	65	30
Total operations expense	1,743	1,516
Net income	$4,806	$4,851

Net income
Members (99%)	$4,757	$4,802
Manager (1%)	49	49
	$4,806	$4,851

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Changes in Members’ Capital

For the Years Ended December 31, 2021 and 2020

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at December 31, 2020	$80,801	$182	$(1,858)	$79,125
Net income	4,757	49	—	4,806
Earnings distributed to members	(4,418)	(149)	—	(4,567)
Earnings distributed used in DRIP	2,216	—	—	2,216
Members’ redemptions	(4,861)	—	—	(4,861)
Organization and offering expenses allocated	(303)	—	303	—
Organization and offering expenses repaid by RMC	—	—	81	81
Early withdrawal penalties	—	—	16	16
Balance at December 31, 2021	$78,192	$82	$(1,458)	$76,816

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at December 31, 2019	$81,756	$133	$(2,260)	$79,629
Net income	4,802	49	—	4,851
Earnings distributed to members	(4,469)	—	—	(4,469)
Earnings distributed used in DRIP	2,303	—	—	2,303
Members’ redemptions	(3,270)	—	—	(3,270)
Organization and offering expenses allocated	(321)	—	321	—
Organization and offering expenses repaid by RMC	—	—	67	67
Early withdrawal penalties	—	—	14	14
Balance at December 31, 2020	$80,801	$182	$(1,858)	$79,125

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Years Ended December 31, 2021 and 2020

($ in thousands)

	2021	2020
Operations
Interest income received	$7,741	$6,394
Interest expense paid	(400)	(226)
Late fees and other loan income	162	26
Operations expense	(1,697)	(1,486)
Total cash provided by operations	5,806	4,708
Investing – loans
Loans funded	(49,182)	(51,847)
Principal collected	48,972	36,358
Loan transferred from related mortgage fund	(4,672)	(2,997)
Loans transferred to related mortgage funds	2,560	237
Loans sold to non-affiliate	3,464	6,718
Advances made on loans	(3)	-
Promissory note funded to related party	—	(850)
Promissory note repaid by related party	—	850
Total cash provided by (used in) investing	1,139	(11,531)
Financing
Members' capital
Distributions to members
Earnings distributed, net of DRIP	(2,351)	(2,166)
Redemptions, net of early withdrawal penalties	(4,826)	(3,239)
Total distributions to members	(7,177)	(5,405)
Organization and offering expenses received, net	81	67
Formation loan collected	405	119
Cash used in members' capital	(6,691)	(5,219)
Promissory note received from related party	—	800
Promissory note repaid to related party	—	(800)
Line of credit
Advances	19,935	24,180
Repayments	(21,455)	(14,180)
Debt issuance costs	—	(110)
Cash (used in) provided by line of credit	(1,520)	9,890
Total cash (used in) provided by financing	(8,211)	4,671
Net decrease in cash	(1,266)	(2,152)
Cash, beginning of period	2,299	4,451
Cash, end of period	$1,033	$2,299

Non-cash financing activity for 2021 and 2020 includes early withdrawal penalties of approximately $35,000 and $31,000, respectively, which reduced members’ capital by approximately $16,000 and $14,000 respectively, as these amounts were applied to unallocated organizational and offering expenses and the formation loan in the amount of approximately $19,000 and $17,000, respectively. Non-cash financing activities for 2021 and 2020 also includes earnings distributed to the dividend reinvestment plan of $2,216,000 and 2,303,000, respectively.

Non-cash financing activity for 2021 includes manager withdrawals of approximately $149,000 which were paid in January 2022. The amount is included on the balance sheet at December 31, 2021 as a payable to related parties.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Years Ended December 31, 2021 and 2020

($ in thousands)

Reconciliation of net income to total cash provided by operations	2021	2020
Net income	$4,806	$4,851
Adjustments to reconcile net income to net cash provided by operations
Gain on sale, loans	—	(87)
Charge off of accrued interest	—	(12)
Amortization of debt issuance costs	55	41
Change in operating assets and liabilities
Loan payments in trust	100	—
Accrued interest	155	(151)
Prepaid interest	643	—
Prepaid expenses	(25)	—
Accounts payable and accrued liabilities	(25)	62
Payable to related parties	97	4
Total adjustments	1,000	(143)
Total cash provided by operations	$5,806	$4,708

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2021 and 2020

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

Federal and state income taxes are the obligation of the members, other than the annual California franchise tax and the California LLC gross receipts tax. The tax basis in the net assets of the company differs from book basis by the amount of the allowance for loan losses.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2021 and 2020

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

The company’s business is neither dependent on any one, nor concentrated with a few, major borrowers, investors, or lenders.

Distribution policy/Distribution reinvestment plan (DRIP)

Cash available for distribution at the end of each calendar month is allocated ninety-nine percent (99%) to the members and one percent (1%) to the manager. Cash available for distribution means cash flow from operations (excluding repayments for loan principal and other capital transaction proceeds) less amounts set aside for creation or restoration of reserves. The manager may withhold from cash otherwise distributable to the members with respect to any period the respective amounts of O&O expenses allocated to the members’ accounts for the applicable period pursuant to the company’s reimbursement to RMC and allocation to members’ accounts of O&O expenses. The amount otherwise distributable, less the respective amounts of O&O expenses allocated to members, is the net distribution. Per the terms of the Operating Agreement, cash available for distribution to the members is allocated among the members in proportion to their percentage interests (except with respect to differences in the amounts of O&O expenses allocated to the respective members during the applicable period) and in proportion to the number of days during the applicable month that they owned such percentage interests. (See Note 3 (Manager and Other Related Parties) to the financial statements for a detailed discussion on the allocation of O&O expenses to members’ accounts.)

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

In May 2019, the company filed a Registration Statement on Form S-3 with the SEC (SEC File No. 333-231333) that went effective May 9, 2019, to offer up to 15,000,000 units ($15,000,000) to members of record as of April 30, 2019 who had previously elected to participate in the DRIP or who later provide written notice to the manager electing to participate in the DRIP, in those states in which approval has been obtained. As of December 31, 2021, the aggregate gross proceeds from sales of units to members under the company's DRIP pursuant to the May 2019 Form S-3 Registration Statement is approximately $6,133,000.

Liquidity and unit redemption program

There are substantial restrictions on transferability of units, and there is no established public trading and/or secondary market for the units and none is expected to develop. In order to provide liquidity to members, the Operating Agreement includes a unit redemption program, whereby a member may redeem all or part of their units, subject to certain limitations.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2021 and 2020

The price paid for redeemed units is based on the lesser of the purchase price paid by the redeeming member or the member’s capital account balance as of the date of each redemption payment. Redemption value – for other than DRIP units - is calculated based on the period from date of purchase as follows: after one year 92% of the purchase price or of the capital balance, whichever is less; after two years 94%; after three years 96%; after four years 98%; and after five years 100%.

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

The company has not established a cash reserve from which to fund redemptions. The company’s capacity to redeem units upon request is limited by the availability of cash and the company’s cash flow. The manager also has the right, in its sole discretion, at any time, to reject any request for redemption, or to suspend or terminate the acceptance of new redemption requests without prior notice, or to terminate, suspend or amend the unit redemption program upon 30-day notice.

Pursuant to the Operating Agreement, the company will not, in any calendar year, redeem more than five percent (5%) of the weighted average number of units outstanding during the twelve-month period immediately prior to the date of the redemption; however, the manager may, but is not required to, waive this limitation if it deems it in the best interest of the company. In the event unit withdrawal requests exceed 5% in any calendar year, and are held by the company, units will be redeemed in the order of priority provided in the Operating Agreement. The manager may, in its sole discretion, waive any applicable holding periods or penalties in the event of the death of a member or other exigent circumstances or if the manager believes such wavier is in the best interests of the company.

Manager’s interest

If a manager is removed, withdrawn or terminated, the company will pay to the manager all amounts then accrued and due to the manager. Additionally, the company will terminate the manager’s interest in the company’s profits, losses, distributions and capital by payment of an amount in cash equal to the then-present fair value of such interest.

Term of the company

The initial term of the company was scheduled to terminate October 8, 2028, unless sooner terminated as provided in the Operating Agreement or extended by majority vote of the members. In November of 2021, RMC submitted to a vote of the members a proposal to amend the Operating Agreement to extend the term of the company and the term for the repayment of the formation loan to December 31, 2038. On March 11, 2022, following RMC's receipt of approval votes from members holding more than 53% of the total outstanding percentage interests in the Company, RMC's board of directors approved the adoption of the Second Amendment to the Operating Agreement, dated March 11, 2022, extending the stated company term through December 31, 2038. As a result, the term of the Company will terminate on December 31, 2038 unless: (i) the term is further extended by RMC with the affirmative consent of a majority interest of the members; or (ii) the Company is earlier terminated pursuant to the Operating Agreement or by operation of law.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2021 and 2020

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Management estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Such estimates involve significant level of uncertainty and have had or are reasonably likely to have a material impact on the company’s financial condition or results of operations. Such estimates relate principally to the determination of the allowance for loan losses, including, when applicable, the valuation of non-performing secured loans (which itself requires determining the fair value of the collateral), and the valuation of real estate owned, at acquisition and subsequently (RMI IX has not acquired REO since it commenced operations in 2009). Actual results could differ materially from these estimates.

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

December 31, 2021 and 2020

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

Cash in banks

Certain of the company’s cash balances in banks exceed federally insured limits of $250,000. The bank or banks in which funds are deposited are reviewed periodically for their general creditworthiness/investment grade credit rating. (See Note 5 (Line of Credit) for compensating balance arrangements.)

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

December 31, 2021 and 2020

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

December 31, 2021 and 2020

Recently issued accounting pronouncements

- Accounting and Financial reporting for Expected Credit Losses

The Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (“ASU”) that significantly changes how entities will account for credit losses for most financial assets that are not measured at fair value through net income. The new standard will supersede currently in effect guidance and applies to all entities. Entities will be required to use a current expected credit loss (“CECL”) model to estimate credit impairment. This estimate will be forward-looking, meaning management will be required to use not only historical trends and current conditions, but must also consider forecasts about future economic conditions to determine the expected credit loss over the remaining life of an instrument. This will be a significant change from the current incurred credit loss model, and generally may result in allowances being recognized in earlier periods than under the current credit loss model. The ASU is effective for smaller reporting companies for interim and annual reporting periods in 2023.

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

NOTE 3 – MANAGER AND OTHER RELATED PARTIES

The Operating Agreement provides for compensation to the manager and for the reimbursement of qualifying costs as detailed below. RMC is entitled to 1% of the net income or loss of the company. RMC - at its sole discretion - collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income), which increased the net income, cash available for distribution, and the net-distribution rate. The cost-reimbursement waivers in 2021 and 2020, by RMC were not made for the purpose of providing RMI IX with sufficient funds to satisfy any required level of distributions, as the Operating Agreement has no such required level of distributions, nor to meet withdrawal requests.

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

The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $645,000 and $598,000 in 2021 and 2020, respectively. The reimbursement of costs from RMC waived was approximately $425,000 and $452,000 in 2021 and 2020, respectively. Total costs from RMC were approximately $220,000 and $146,000 in 2021 and 2020, respectively.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2021 and 2020

Loan Administrative Fees

The manager is entitled to receive a loan administrative fee of up to one percent (1%) of the principal amount of each new loan funded or acquired for services rendered in connection with the selection and underwriting of loans payable upon the closing or acquisition of each loan. Since August 2015, RMC, at its sole discretion, has waived loan administrative fees on new originations. The total amount of loan administrative fees chargeable was approximately $492,000 and $518,000 in 2021 and 2020, respectively.

Commissions and fees paid by the borrowers to RMC

- Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation and negotiation of loans (including extensions), RMC may collect a loan brokerage commission that is expected to range from approximately 1.5% to 5% of the principal amount of each loan made during the year. Total loan brokerage commissions are limited to an amount not to exceed 4% of the total company assets per year. The loan brokerage commissions are paid by the borrowers to RMC, and thus are not an expense of the company. Loan brokerage commissions paid by the borrowers to RMC approximated $928,000 and $1,100,000 for 2021 and 2020, respectively.

- Other fees

RMC receives fees for processing, notary, document preparation, credit investigation, reconveyance and other mortgage related fees. The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the company.

Formation loan

Commissions for unit sales to new members paid to broker-dealers (“B/D sales commissions”) and premiums paid to certain investors upon the purchase of units were paid by RMC and were not paid directly by RMI IX out of unit-sales proceeds. Instead, RMI IX advanced to RMC amounts sufficient to pay the B/D sales commissions and premiums to be paid to investors. Such advances in total were not to exceed seven percent (7%) of offering proceeds. The receivable arising from the advances is unsecured and non-interest bearing and is referred to as the “formation loan.” When offerings of units to new members ended on April 30, 2019, such advances totaled approximately $5,627,000, of which approximately $3,388,000 remains outstanding at December 31, 2021.

Formation loan transactions for 2021 and 2020 are presented in the following table ($ in thousands).

	2021	2020
Balance, January 1	$3,812	$3,948
Payments received from RMC	(405)	(119)
Early withdrawal penalties applied	(19)	(17)
Balance, December 31	$3,388	$3,812

As disclosed in Note 7 (Subsequent Events), in March 2022 the Operating Agreement was amended to extend the term for the repayment of the formation loan to December 2038 to coincide with the extended term of the company. In accordance with the amended Operating Agreement, the formation loan balance is repayable by RMC in annual installments of approximately $208,000 which may be paid by RMC either in full on December 31st of each calendar year during the term of the company (each, an “Annual Payment Date”) or in four equal quarterly installments beginning on the Annual Payment Date and continuing thereafter on the last day of each calendar quarter in the following year. Any amount of the formation loan balance remaining unpaid on the last day of the company term, if any, is payable in full on that date. The primary source of repayment of the formation loan are the loan brokerage commissions earned by RMC. The formation loan is forgiven if the manager is removed and RMC is no longer receiving payments for services rendered.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2021 and 2020

Redemptions of members’ capital

Redemptions of members’ capital for 2021 and 2020 are presented in the following table ($ in thousands).

Redemptions	2021	2020
Without penalty	$3,983	$2,664
With penalty	878	606
Total	$4,861	$3,270
Early withdrawal penalties	$35	$31

At December 31, 2021, scheduled redemptions of members' capital were approximately $2.1 million, substantially all of which is scheduled for payment in 2022. Scheduled redemptions of approximately $111,000 are subject to early withdrawal penalties.

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

Unallocated O&O transactions for the years ended December 31, 2021 and 2020 are summarized in the following table ($ in thousands).

	2021	2020
Balance, January 1	$1,858	$2,260
O&O expenses allocated	(303)	(321)
O&O expenses paid by RMC(1)	(81)	(67)
Early withdrawal penalties applied (2)	(16)	(14)
Balance, December 31	$1,458	$1,858
(1)
RMC is obligated per the Operating Agreement to repay RMI IX for the amount of unallocated O&O expenses attributed to a member’s capital account if the member redeems prior to the 40 quarterly allocations. RMC estimated its future obligation to repay unallocated O&O expenses on scheduled redemptions as of December 31, 2021, to be approximately $28,000, which may be offset in part by early withdrawal penalties collected in future periods.
(2)
The O&O expenses component of early withdrawal penalties are applied as a reduction to O&O expenses to be repaid by RMC to members’ capital on scheduled redemptions. The amounts credited are determined by the ratio between the amount of the formation loan and the amount of offering costs incurred by the company.

Other related party transactions

- Payable to/receivable from related parties

From time to time, in the normal course of business operations, the company may have payables to and/or receivables from related parties. At December 31, 2021, the payable to related party balance of approximately $101,000 consisted of accounts payable to the manager of $168,000, which was partially offset by a receivable due from the manager of $67,000. The receivable was received from the manager and the payable was paid to the manager in March 2022.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2021 and 2020

At December 31, 2020, the payable to related parties balance of approximately $4,000 consisted of accounts payable and cost reimbursements to the manager and related mortgage fund of approximately $6,000, which was partially offset by a receivable of approximately $2,000 due from the manager and related mortgage fund. The receivable was received from the manager and the payable was paid to the manager in March 2021.

- Loan transactions with related parties

In the ordinary course of business, performing loans may be transferred by executed assignment, in-part or in-full, between the RMC managed mortgage funds at par which approximates market value. In 2021, a related mortgage fund transferred to RMI IX five performing loans with aggregate principal of $4,672,000 in-full at par value, which approximates fair value. In 2020 a related mortgage fund transferred to RMI IX two performing loans with principal of approximately $2,997,000 in-full at par value which approximates fair value. RMI IX paid cash for the loans and the related mortgage fund has no continuing obligation or involvement with the loans.

In 2021, RMI IX transferred to related mortgage fund(s) five performing loans with aggregate principal of $2,560,000 in-full at par value, which approximates fair value. In 2020, RMI IX transferred to a related mortgage fund one performing loan with principal of approximately $237,000 in-full at par value, which approximates fair value. The related mortgage fund(s) paid cash for the loans and RMI IX has no continuing obligation or involvement with the loans.

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

As of December 31, 2021, 51 loans outstanding (representing 98% of the aggregate principal of the company’s loan portfolio) have a loan term of five years or less. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment penalty provision.

As of December 31, 2021, 28 loans outstanding (representing 33% of the aggregate principal balance of the company’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization schedule, with the remaining principal due at maturity. The remaining loans provide for monthly payments of interest only, with the principal due at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions for 2021 and 2020 are summarized in the following table ($ in thousands).

	2021	2020
Principal, beginning of period	$82,275	$70,660
Loans funded	49,182	51,847
Principal collected(1)	(49,008)	(36,370)
Loans transferred from related mortgage fund	4,672	2,997
Loans transferred to related mortgage funds	(2,560)	(237)
Loans sold to non-affiliate	(3,464)	(6,602)
Charged off	—	(20)
Principal, December 31	$81,097	$82,275
(1)
Includes principal collected and held in trust at December 31, 2021 of approximately $36,000.

In 2021 the company renewed 16 loans with aggregate principal of approximately $22,678,000 (in 2020 the company renewed 20 loans with aggregate principal of approximately $14,144,000), which are not included in the activity shown in the table above. The loans were current and deemed well collateralized at the time they were extended.

The company funds loans with the intent to hold the loans until maturity, although from time to time the company may sell certain loans when the manager determines it to be in the best interest of the company. In 2021 seven loans with aggregate principal of approximately $3,464,000 were sold to unaffiliated third parties, for an amount that approximated the loan balance at the time of sale.

In December 2020, 4 loans with an aggregate principal of $6,122,779 and accrued interest of $28,171 were sold to an unaffiliated third party. After commissions to third parties the company recognized a gain of approximately $87,000. In September 2020, a loan with principal of $480,000, was sold to an unaffiliated third party, for an amount that approximated the loan balance at the time of sale.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2021 and 2020

Pursuant to California regulatory requirements, borrower payments are deposited into a trust account established by RMC with an independent bank (and are presented on the balance sheet as “Loan payments in trust”). Funds are disbursed to the company as collected which can range from same day for wire transfers and up to two weeks after deposit for checks. Loan payments in trust at December 31, 2021, were disbursed to the company’s account by January 14, 2022. Loan payments in trust at December 31, 2020 were disbursed to the company’s account by January 15, 2021.

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	December 31,	December 31,
	2021	2020
Number of secured loans	54	82
Secured loans – principal	$81,097	$82,275
Secured loans – lowest interest rate (fixed)	6.8%	6.8%
Secured loans – highest interest rate (fixed)	10.0%	10.5%

Average secured loan – principal	$1,502	$1,003
Average principal as percent of total principal	1.9%	1.2%
Average principal as percent of members’ capital, net	2.0%	1.3%
Average principal as percent of total assets	1.8%	1.2%

Largest secured loan – principal	$6,750	$6,735
Largest principal as percent of total principal	8.3%	8.2%
Largest principal as percent of members’ capital, net	8.8%	8.5%
Largest principal as percent of total assets	8.2%	7.9%

Smallest secured loan – principal	$148	$104
Smallest principal as percent of total principal	0.2%	0.1%
Smallest principal as percent of members’ capital, net	0.2%	0.1%
Smallest principal as percent of total assets	0.2%	0.1%

Number of California counties where security is located	12	14
Largest percentage of principal in one California county	32.1%	28.2%

Number of secured loans with prepaid interest	2	—
Prepaid interest	$643	$—

As of December 31, 2021, the company’s largest loan with principal of $6,750,000 is secured by a multi-family building located in San Francisco county, bears an interest rate of 7.25% and matures on May 1, 2023.

As of December 31, 2021, the company had no commitments to lend outstanding and had no construction or rehabilitation loans outstanding.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2021 and 2020

Lien position

At funding, secured loans had the lien positions in the following table ($ in thousands).

	December 31, 2021			December 31, 2020
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	38	$69,327	85%	56	$61,066	74%
Second trust deeds	16	11,770	15	26	21,209	26
Total principal, secured loans	54	81,097	100%	82	82,275	100%
Liens due other lenders at loan closing		31,338			45,207
Total debt		$112,435			$127,482
Appraised property value at loan closing		$215,683			$251,970
Percent of total debt to appraised values (LTV) at loan closing(2)		58.0%			55.6%
(2)
Based on appraised values and liens due to other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing nor does it include decreases or increases of the amount of senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	December 31, 2021			December 31, 2020
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(3)	25	$24,236	30%	47	$30,298	37%
Commercial	19	41,923	52	27	43,692	53
Multi-family	9	13,438	16	8	8,285	10
Land	1	1,500	2	—	—	—
Total principal, secured loans	54	$81,097	100%	82	$82,275	100%
(3)
Single family property type as of December 31, 2021 consists of 7 loans with principal of $4,619,000 that are owner occupied and 18 loans with principal of $19,617,000 that are non-owner occupied. At December 31, 2020, single family property consisted of 8 loans with principal of approximately $5,565,000 that are owner occupied and 39 loans with principal of approximately $24,733,000 that are non-owner occupied.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2021 and 2020

Distribution of loans in California

The distribution of secured loans by counties is presented in the following table ($ in thousands).

	December 31, 2021		December 31, 2020
	Principal	Percent	Principal	Percent
San Francisco Bay Area(4)
Santa Clara	$26,064	32.1%	$23,206	28.2%
San Francisco	22,919	28.3	11,340	13.8
San Mateo	4,985	6.1	6,878	8.4
Alameda	5,637	7.0	6,791	8.2
Contra Costa	668	0.8	1,094	1.3
Marin	—	—	1,945	2.4
	60,273	74.3	51,254	62.3
Other Northern California
Placer	1,500	1.8	—	0.0
Monterey	—	0.0	1,110	1.4
Tehama	405	0.5	405	0.5
Butte	292	0.4	—	0.0
Sacramento	—	0.0	104	0.1
	2,197	2.7	1,619	2.0
Northern California Total	62,470	77.0	52,873	64.3
Los Angeles & Coastal
Los Angeles	3,621	4.5	11,775	14.3
San Diego	6,043	7.5	10,186	12.4
Orange	8,444	10.4	5,432	6.6
Santa Barbara	—	—	290	0.3
	18,108	22.4	27,683	33.6
Other Southern California
San Bernardino	519	0.6	1,719	2.1
	519	0.6	1,719	2.1
Southern California Total	18,627	23.0	29,402	35.7
Total principal, secured loans	$81,097	100.0%	$82,275	100.0%
(4)
Includes Silicon Valley

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2021 and 2020

Scheduled maturities

Secured loans scheduled to mature as of December 31, 2021, are presented in the following table ($ in thousands).

	Loans	Principal	Percent
2022	24	$35,708	44%
2023	17	32,842	40
2024	3	5,310	7
2025	5	3,741	5
2026	—	—	—
Thereafter	2	1,216	1
Total scheduled maturities	51	78,817	97
Matured as of December 31, 2021	3	2,280	3
Total principal, secured loans	54	$81,097	100%

Scheduled maturities are presented based on the most recent in-effect agreement with the borrower, including forbearance agreements. As a result, matured loans at December 31, 2021, for the scheduled maturities table above may differ from the same captions in the tables of delinquencies and payment in arears presented below that do not consider forbearance agreements. For matured loans, the company may continue to accept payments while pursuing collection of principal or while negotiating an extension of the loan’s maturity date.

It is the company’s experience that the timing of future cash receipts from secured loans will differ from scheduled maturities. Loans may be repaid or renewed before, at or after the contractual maturity date.

Delinquency/Non-performing secured loans

Secured loans summarized by payment-delinquency status are presented in the following table ($ in thousands).

	December 31, 2021		December 31, 2020
	Loans	Principal	Loans	Principal
Current	47	$72,116	73	$74,042
Past Due
30-89 days	4	7,165	1	190
90-179 days	1	930	5	4,757
180 or more days	2	886	3	3,286
Total past due	7	8,981	9	8,233
Total principal, secured loans	54	$81,097	82	$82,275

In March 2022, one loan, with principal of approximately $586,000, included in the table above as 180 or more days delinquent at December 31, 2021 was paid in full.

At December 31, 2021 there was one loan with a forbearance agreement in effect with principal of $990,000, included in the table above as 30-89 days delinquent.

At December 31, 2020, there were two loans with forbearance agreements in effect. One loan with principal of $990,000 is included in the table above as 90-179 days past due, and one loan with a principal of $1,200,000 which is included in the table above as 180 or more days past due.

No loan forbearance agreements or other loan payment modifications were made in 2021 or 2020 that would be deemed troubled debt restructurings.

At December 31, 2021 the company had no loan payment modification/workout agreements with borrowers. At December 31, 2020 the company had one loan payment modification/workout agreement with a borrower. The loan, with principal of $190,198 matured on June 1, 2016. The workout agreement was entered into September 2016, whereby the borrower agreed to resume monthly payments. This agreement extended the maturity date through October 1, 2021. In November 2021, the loan was sold to an unaffiliated third party for an amount that approximated the loan value at time of sale.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2021 and 2020

Non-performing secured loans at December 31, 2021, and 2020, had principal payments in arrears totaling approximately $2,285,000 (7 loans) and $1,578,000 (8 loans), respectively and interest payments in arrears totaling approximately $125,000 and $361,000, respectively. Payments in arrears for non-performing secured loans (i.e., monthly interest and principal payments past due 30 or more days) at December 31, 2021 and 2020, are presented in the following tables ($ in thousands).

	Loans		Principal		Interest(5)
At December 31, 2021	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	1	2	$1,050	$1	$—	$33	$1,084
90-179 days (4-6 payments)	1	—	930	—	—	—	930
180 or more days (more than 6 payments)	1	2	300	4	—	92	396
Total past due(6)	3	4	$2,280	$5	$—	$125	$2,410
(5)
Interest includes foregone interest of approximately $63,000 on non-accrual loans with monthly payments in arrears. December 2021 interest is due January 1, 2022 and is not included in the payments in arrears at December 31, 2021.
(6)
As of March 2022, one loan included in the table above as 30-89 days past maturity and one loan included in the table above as 180 or more days past due on monthly payments paid in full. Two loans included in the table above as 30-89 days past due on monthly payments, and one loan included in the table above as 180 or more days past due on monthly payments made at least one payment.

	Loans		Principal		Interest(7)
At December 31, 2020	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	—	1	$—	$—	$—	$2	$2
90-179 days (4-6 payments)	1	4	377	1	—	146	524
180 or more days (more than 6 payments)	1	1	1,200	—	105	108	1,413
Total past due(8)	2	6	$1,577	$1	$105	$256	$1,939
(7)
Interest includes foregone interest of $42,000 on non-accrual loans past maturity and approximately $21,000 for monthly payments in arrears. December 2020 interest is due January 1, 2021 and is not included in the payments in arrears at December 31, 2020.
(8)
One loan with principal of approximately $137,000, which was 180 or more days past due, paid in full in January 2021 and so was not designated as non-performing at December 31, 2020, and is not included in the table above.

Delinquency/Loans in non-accrual status

Secured loans in non-accrual status are summarized in the following table ($ in thousands).

	December 31, 2021	December 31, 2020
Number of loans	2	3
Principal(9)	$1,576	$3,340
Advances	1	10
Accrued interest	35	181
Total recorded investment	$1,612	$3,531
Foregone interest	$67	$63
(9)
In March 2022, one loan, with principal of approximately $586,000 included in the 2021 table above was paid in full.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2021 and 2020

Non-performing loans are placed on non-accrual status the 1st of the following month after it is 180 days delinquent or earlier if management determines that the primary source of repayment will come from the foreclosure and subsequent sale of the collateral securing the loan (which usually occurs when a notice of sale is filed) or when the loan is no longer considered well-secured. When a loan is placed on non-accrual status, the accrual of interest is discontinued for accounting purposes only (i.e., foregone interest in the table above); however, previously recorded interest is not reversed.

At December 31, 2021, there were two loans with aggregate principal of approximately $1,230,000 which were 90 or more days past due and not in non-accrual status.

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

Activity in the allowance for loan losses for 2021 and 2020 are presented in the following table ($ in thousands).

	2021	2020
Balance January 1,	$55	$87
Recovery for loan losses	—	—
Charge-offs	—	(32)
Balance December 31,	$55	$55

Loans designated impaired and the associated allowance for loan losses is presented in the following table ($ in thousands).

	December 31, 2021	December 31, 2020
Number of loans(10)	4	6
Principal	$2,806	$7,530
Recorded investment(11)	2,852	7,896
Impaired loans without allowance	2,852	7,896
Impaired loans with allowance	—	—
Allowance for loan losses, impaired loans	—	—
Weighted average LTV at origination	49.5%	52.5%
(10)
In March 2022, one loan included in the 2021 table above with principal of approximately $586,000 paid in full, including accrued interest of approximately $37,000.
(11)
Recorded investment is the sum of the principal, advances, and accrued interest receivable for financial reporting purposes.

Loans designated impaired had an average recorded investment and interest income recognized and received in cash as presented in the following table ($ in thousands).

	December 31, 2021	December 31, 2020
Average recorded investment	$5,374	$6,308
Interest income recognized	167	705
Interest income received in cash	170	361

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2021 and 2020

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

December 31, 2021 and 2020

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

NOTE 5 – LINE OF CREDIT

Activity involving the line of credit in 2021 and 2020 is presented in the following table ($ in thousands).

	2021	2020
Balance, January 1,	$10,000	$—
Draws	19,935	24,180
Repayments	(21,455)	(14,180)
Balance, December 31,	$8,480	$10,000
Line of credit - average daily balance	$7,941	$7,348

The company has a line of credit from Western Alliance Bank ("bank") which is governed by the terms of the Business Loan Agreement (Revolving Line of Credit and Term Loan Agreement) between bank and company dated March 13, 2020 ("original credit agreement"), as amended and modified by the First Loan Modification Agreement made effective March 4, 2022 (the "modification agreement" and together with the original credit agreement, the "credit agreement"). In March 2020, RMI IX entered into a revolving line of credit and term loan agreement and in April 2020 borrowed on the bank line of credit. The company can borrow up to a maximum principal of $10 million under the credit agreement subject to a borrowing base calculation set forth in the credit agreement pursuant to a credit and term loan agreement (the loan agreement) with a bank and the amounts advanced under the credit agreement are secured by a first priority security interest in the notes and deeds of trust of the pledged loans in the borrowing base. The maturity date under the original credit agreement was scheduled to occur in March 2022; however, under the modification agreement, the maturity date for the line of credit was extended through March 13, 2024 when all amounts outstanding are then due. Under the modified credit agreement, the company has the option prior to the end of the extended maturity date to convert the then outstanding principal balance on the line of credit to a two-year term loan - for a fee of one-quarter of one percent (0.25%) – thereby extending the maturity date to March 2026.

Prior to the March 4, 2022 modification agreement, interest on the outstanding principal was payable monthly and accrued at the per annum rate of the greater of (i) five percent (5%) or (ii) the sum of the one-month LIBOR rate plus three and one-quarter percent (3.25%). The March 4, 2022 modification agreement, however, replaced LIBOR as the reference rate under the credit agreement with the 30-day American Interbank Offered Rate Term -30 Index published for loans in United States Dollars by the American Financial Exchange ("Ameribor"). Following the modification agreement, interest on the outstanding principal under the credit line is payable monthly and accrues at the annual rate that is the greater of: (i) the Ameribor Rate plus three and one-quarter percent (3.25%) and (ii) five percent (5.0%).

If the company does not maintain the required compensating balance with a minimum daily average of $1.0 million for the calendar quarter, the interest rate automatically increases by one-quarter of one percent (0.25%) above that rate which would otherwise be applicable for the next calendar quarter retroactive to the beginning of the calendar quarter in which the compensating balance is not maintained. At December 31, 2021, the interest rate was five percent (5%).

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

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2021 and 2020

The loan proceeds are to be used exclusively to fund secured loans. The credit agreement provides for customary financial and borrowing base reporting by the company to the lending bank and specifies that the company shall maintain (i) minimum tangible net worth of $50 million, net of amounts due from related companies; (ii) debt service coverage ratio at all times of not less than 2.00 to 1.00; and (iii) loan payment delinquency of less than ten percent (10.0%) at calendar quarter-end, calculated as the principal of loans with payments over 61-days past due as determined by the lending bank’s guidance, less loan loss allowances, divided by total principal of the company’s loans. The credit agreement provides that in the event the credit payment delinquency rate exceeds 10.0% as of the end of any quarter, the bank will cease to make any further advances but agrees not to accelerate repayment of the loan.

At December 31, 2021 and 2020, aggregate principal of pledged loans was approximately $20,472,000 and $20,068,000, respectively with a maximum allowed advance thereon of approximately $10,000,000, subject to the borrowing base calculation.

Debt issuance costs of approximately $110,000 are being amortized over the two-year term of the line of credit agreement. Amortized debt issuance costs included in interest expense approximated $55,000 and $41,000 for 2021 and 2020, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

Commitments

Note 3 (Manager and Other Related Parties) presents a detailed discussion of the company’s contractual obligations to RMC and scheduled redemptions of members’ capital at December 31, 2021.

Legal proceedings

As of December 31, 2021, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business. In the normal course of its business, the company may become involved in legal proceedings (such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc.) to collect the debt owed under the promissory notes, to enforce the provisions of the deeds of trust, to protect its interest in the real property subject to the deeds of trust and to resolve disputes with borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the net income or balance sheet of the company.

NOTE 7 – SUBSEQUENT EVENTS

Extension of term of company and formation loan

In November of 2021, RMC submitted to a vote of the members a proposal to amend the RMI IX Operating Agreement to extend the term of the company and the term for the repayment of the formation loan to December 31, 2038. On March 11, 2022: (i) RMC's board of directors confirmed the approval of the amendments by members representing over 53% of the total outstanding membership interest; and (ii) adopted the Second Amendment to Ninth Amended and Restated Limited Liability Company Operating Agreement of Redwood Mortgage Investors IX, LLC incorporating the approved amendments into the company's Operating Agreement. As a result, the term of the Company will terminate on December 31, 2038 unless: (i) the term is extended by RMC with the affirmative consent of a majority interest of the members; or (ii) the Company is earlier terminated pursuant to the Operating Agreement or by operation of law.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2021 and 2020

Modification to credit agreement

On March 11, 2022, the company entered into a loan modification agreement amending and modifying the terms and conditions of the company's credit line loan documents. The modification agreement as entered into on March 11, 2022 and dated effective as of March 4, 2022 modified the terms of the company's line of credit by:

•
extending the commitment term during which loan proceeds may be disbursed to the company from March 13, 2022 to March 13, 2024;
•
extending the maturity date of the credit line from March 13, 2022 to March 13, 2024;
•
extending the maturity date for the term loan for which the company has a conversion option at the end of the commitment term from March 13, 2023 to March 13, 2026; and
•
removing LIBOR as the reference rate and replacing it with Ameribor (i.e., the 30-day American Interbank Offered Rate Term -30 Index published for loans in United States Dollars by the American Financial Exchange), resulting in an annual interest rate under the credit line equal to the greater of: (i) the Ameribor Rate plus three and one-quarter percent (3.25%); and (ii) five percent (5.0%).

The manager evaluated events occurring subsequent to December 31, 2021 and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the financial statements.

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

As a limited liability company, RMI IX does not have a board of directors, nor, therefore, do we have an audit committee of the board of directors. The manager, however, provides the equivalent functions of a board of directors and of an audit committee for, among other things, the following purposes:

•
appointment, compensation, and review and oversight of the work of our independent public accountants; and
•
establishing and maintaining internal controls over our financial reporting.

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

Manager’s Report on Internal Control over Financial Reporting

RMC, as the manager, is responsible for establishing and maintaining adequate internal control over financial reporting; as such term is defined in the Exchange Act Rule 13a-15(f). The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. RMC, with the participation of RMC's principal executive officer/principal financial officer, assessed the effectiveness of the manager's internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on those criteria, management concluded that its internal control over financial reporting was effective as of December 31, 2021.

Changes to Internal Control Over Financial Reporting

There have not been any changes to internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the manager’s or company’s internal control over financial reporting.

Item 9B – Other Information

None.

Item 9C – Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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

The Manager

Redwood Mortgage Corp. Redwood Mortgage Corp. is a licensed real estate broker incorporated in 1978 under the laws of the State of California, and is engaged primarily in the business of arranging and servicing mortgage loans. Redwood Mortgage Corp. acts as the loan broker and servicing agent in connection with loans, as it has done on behalf of several other affiliate mortgage funds formed by the manager.

Officers and Directors of RMC

Michael R. Burwell. Michael R. Burwell, age 65, President, Secretary/Treasurer and Director, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-2009); President, Director, Chief Financial Officer and Secretary of Gymno Corporation (1986-September 2011) and, the manager of Gymno LLC, the entity into which Gymno Corporation was converted (September 2011- June 30, 2015); President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-September 2011); past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986). Mr. Burwell is licensed as a real estate sales person. Mr. Burwell was a general partner of each of the RMI, RMI II, RMI III, RMI IV, RMI V, RMI VI, and RMI VII limited partnerships. Mr. Burwell is a general partner of RMI VIII limited partnership. Mr. Burwell attended the University of California, at Davis from 1975-1979, playing NCAA soccer for three seasons. Michael R. Burwell is the brother of Thomas R. Burwell.

Lorene A. Randich. Lorene A. Randich, age 64, has served as a Director of Redwood Mortgage Corp. since November 2011. Ms. Randich joined Redwood Mortgage Corp. in 1991 and retired on December 31, 2020 as Executive Vice President of Lending Operations. Ms. Randich held the real estate broker’s license of record for Redwood Mortgage Corp. from November 2011 through the third quarter of 2019. Ms. Randich has been a licensed real estate broker since 1996. She is a member of the National Association of Mortgage Brokers, the California Mortgage Bankers Association, the California Association of Mortgage Professionals (past Board Member–San Francisco/Peninsula Chapter) and the California Mortgage Association (Board Member and immediate past Education Committee Chair). Ms. Randich received a BA from the University of California at Berkeley in 1980. In addition to Ms. Randich’s service on the company Board of Directors, Ms. Randich continues her association with Redwood Mortgage Corp. as a Broker-Associate. Ms. Randich also offers mortgage industry consulting services through her firm, Bay Laurel Financial.

Thomas R. Burwell. Thomas R. Burwell, age 54, joined Redwood Mortgage Corp. in 2007 and has served as Marketing and Sales Director since 2012; Loan Officer-Builder Division Wells Fargo Bank, N.A (Westwood, CA 2005-2007); Loan Officer, Wells Fargo Bank, N.A. (Beverly Hills 2004-2005); Loan Officer Wells Fargo Bank, N.A. (New York, NY 2002-2004). Mr. Burwell is a member of the Financial Planning Association, San Francisco, CA. Mr. Burwell received a BA from the University of California at Davis in 1990. Mr. Burwell is a former ATP (Association of Tennis Professionals) world tour professional and was a NCAA Team and Individual Finalist, Team Captain, (Three-time) All-American, #1 Singles and #1 Doubles Player for University of California at Davis. Thomas R. Burwell is the brother of Michael R. Burwell.

Code of Ethics

Since the company has no employees of its own and it is operated by the employees and independent contractors retained by RMC, the company has not adopted a Code of Ethics. RMC has adopted a Code of Ethics applicable to its general partners and to any agents, employees or independent contractors engaged by the general partners to perform the functions of a principal chief executive officer, a principal financial officer, principal accounting officer or controller of the company, if any. This Code of Ethics is designed to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between the agents, employees or independent contractors of RMC and the companies it manages, such as the company, (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that RMC, on behalf of the companies it manages, files with, or submits to, the SEC and in other public communications made by RMC's personal and professional relationships, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the Code of Ethics, and (v) accountability for adherence to the Code of Ethics.

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

Note 3 (Manager and Other Related Parties) to the financial statements included in Part II, Item 8 of this report presents detail as to amounts received by the manager in 2021 and 2020, including brokerage commissions related to loan originations, which presentation is incorporated herein by reference.

Outstanding Equity Awards at Fiscal Year-End

Since the company has no, and never had, named employees, there are no unexercised options for any named employees nor are there units of membership interest that have not vested or equity incentive plan awards for named employees outstanding currently or as of December 31, 2021. The company has not awarded RMC - nor any RMC employee, officer, or director - any options, units of membership interest that has not vested or equity incentive plan awards.

Item 12 – Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

Since the company has no, and never had, employees, the company does not have, and never had, a shareholder approved equity compensation plan or a non-shareholder approved equity compensation plan.

No person or entity owns beneficially more than five percent (5%) of the units. The manager does not own any units, but has, per the Operating Agreement, made capital contributions of one-tenth of one percent (0.1%) of the aggregate capital accounts of the members, and is allocated one percent (1%) of the net income and losses of the company.

The company is not aware of any arrangements, including any pledge by any person of company securities, the operation of which may result in a change in control of the company.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

Note 1 (Organization and General) and Note 3 (Manager and Other Related Parties) to the Financial Statements in Part II item 8, presents detail as to certain relationships and related transactions and related party fees, which presentation is incorporated herein by reference.

The company is managed externally and does not have any directors, including the equivalent of independent directors, or employees. Since the company has no board of directors or employees, there is no separately designated compensation, nominating or audit committee, except that the Board of Directors of RMC acts as the Audit Committee of RMI IX. In 2021, there were no transactions involving the lesser of $120,000 or 1% of total assets with RMC or any other arguably related parties (other than payments to RMC as discussed herein). Note 3 (Manager and Other Related Parties) to the financial statements included in Part II, Item 8 of this report presents detail as to amounts received by the manager in 2021 and 2020.

Item 14 – Principal Accountant Fees and Services

Fees for services performed for the company by the principal accountant for 2021 and 2020 are as follows:

Audit Fees. The aggregate fees during 2021 and 2020 for professional services rendered for the audit of the company’s annual financial statements included in the company’s Annual Report on Form 10-K, review of financial statements included in the company’s Quarterly Reports on Form 10-Q and for services provided in connection with regulatory filings were approximately $188,000 and $177,000, respectively.

Audit Related Fees. There were no fees billed for audit related services by the principal accountants during 2021 and 2020.

Tax fees. There were no fees billed for professional services rendered by the principal accountants during 2021 and 2020 for tax compliance, tax advice, and tax planning.

All Other Fees. There were no other fees billed for any other products and services provided by the principal accountants during 2021 and 2020.

The company is managed externally and does not have an audit committee. All audit and non-audit services are approved by the manager’s board of directors acting as the Audit Committee of RMI IX prior to the accountant being engaged by the company.

Part IV

Item 15 – Exhibits and Financial Statement Schedules

A. Documents filed as part of this report are incorporated:

1.
In Part II, Item 8
2.
None.
3.
Exhibits.

Exhibit No.	Description of Exhibits

3.1	Ninth Amended and Restated Limited Liability Company Operating Agreement (included as Appendix A to the prospectus).**

3.2	Certificate of Formation*

3.3

First Amendment to Ninth Amended and Restated Limited Liability Company Operating Agreement of Redwood Mortgage Investors IX, LLC dated June 20, 2018 (filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated as of June 20, 2018, (File No. 000-55601 ) incorporated herein by reference).

3.4

Second Amendment to Ninth Amended and Restated Limited Liability Company Operating Agreement of Redwood Mortgage Investors IX, LLC dated effective March 11, 2022 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of March 11, 2022, (File No. 000-55601 ) incorporated herein by reference).

4.1	Subscription Agreement and Power of Attorney, including Special Notice for California Residents*

10.1	Form of Distribution Reinvestment Plan*

10.2	Loan Servicing Agreement*

10.3	Form of Note*

10.4	Form of Deed of Trust*

10.5	Form of Participating Broker-Dealer Agreement*

10.6	Form of Advisory Agreement***

10.7	Form of Formation Loan Promissory Note*

10.8

First Loan Modification Agreement dated as of March 4, 2022 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of March 11, 2022, (File No. 000-55601 ) incorporated herein by reference.)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report by Redwood Mortgage Corp. of the estimated fair value at December 31, 2021 of a unit of Redwood Mortgage Investors IX, LLC

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Incorporated by reference to the item under the corresponding exhibit number in the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2015 (File no. 000-55601).

** Incorporated by reference to Exhibit 3.1 in the registrant’s registration statement on Form 8-A12B filed March 25, 2016 (File no. 000-55601).

*** Incorporated by reference to Exhibit 10.7 in the registrant’s quarterly report on Form 10-Q for the nine months ended September 30, 2016 (File no. 000-55601).

Item 16 – Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: March 31, 2022	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 31st day of March, 2022.

Signature	Title

/s/ Michael R. Burwell	President, Secretary/Treasurer Redwood Mortgage Corp.
Michael R. Burwell	(Principal Executive, Financial and Accounting Officer); Director of Redwood Mortgage Corp.

/s/ Lorene A. Randich	Director of Redwood Mortgage Corp.
Lorene A. Randich

/s/ Thomas R. Burwell	Director of Redwood Mortgage Corp.
Thomas R. Burwell