Form 10-Q
period 2022-03-31
Redwood Mortgage Investors IX
filed 2022-05-16
CIK 1448038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC

Balance Sheets

March 31, 2022 (unaudited) and December 31, 2021 (audited)

($ in thousands)

	March 31,	December 31,
ASSETS	2022	2021
Cash, in banks	$9,013	$1,033
Loan payments in trust	12	67
Loans held for sale	5,910	—
Loans
Principal	64,293	81,097
Advances	16	17
Accrued interest	466	529
Prepaid interest	(540)	(643)
Loan balances secured by deeds of trust	64,235	81,000
Allowance for loan losses	(55)	(55)
Loan balances secured by deeds of trust, net	64,180	80,945

Debt issuance costs, net	57	14
Prepaid expenses	13	25
Receivable from related parties	13	—
Total assets	$79,198	$82,084

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable and accrued liabilities	$75	$75
Payable to related parties	3	101
Line of credit	7,000	8,480
Total liabilities	7,078	8,656

Commitments and contingencies (Note 6)

Members’ capital, net	75,385	76,816
Receivable from manager (formation loan)	(3,265)	(3,388)
Members’ capital, net of formation loan	72,120	73,428
Total liabilities and members’ capital	$79,198	$82,084

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Income

For the Three Months Ended March 31, 2022 and 2021 (unaudited)

($ in thousands)

	Three Months Ended March 31,
	2022	2021
Revenue
Interest income	$1,621	$1,680
Interest expense	(82)	(136)
Net interest income	1,539	1,544
Late fees	14	9
Total revenue, net	1,553	1,553

Provision for (recovery of) loan losses	—	—

Operations expense
Mortgage servicing fees to related party	50	52
Asset management fees to related party	138	141
Costs from Redwood Mortgage Corp., net (Note 3)	86	65
Professional services	263	233
Other	—	11
Total operations expense	537	502
Net income	$1,016	$1,051

Net income
Members (99%)	$1,006	$1,041
Manager (1%)	10	10
	$1,016	$1,051

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Changes in Members’ Capital

For the Three Months Ended March 31, 2022 (unaudited)

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at December 31, 2021	$78,192	$82	$(1,458)	$76,816
Net income	1,006	10	—	1,016
Earnings distributed to members	(1,071)	(10)	—	(1,081)
Earnings distributed used in DRIP	527	—	—	527
Members’ redemptions	(1,927)	—	—	(1,927)
Organization and offering expenses allocated	(73)	—	73	—
Organization and offering expenses repaid by RMC	—	—	34	34
Balance at March 31, 2022	$76,654	$82	$(1,351)	$75,385

For the Three Months Ended March 31, 2021 (unaudited)

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ Capital, net
Balance at December 31, 2020	$80,801	$182	$(1,858)	$79,125
Net income	1,041	10	—	1,051
Earnings distributed to members	(1,126)	—	—	(1,126)
Earnings distributed used in DRIP	574	—	—	574
Members’ redemptions	(927)	—	—	(927)
Organization and offering expenses allocated	(77)	—	77	—
Organization and offering expenses repaid by RMC	—	—	18	18
Early withdrawal penalties	—	—	4	4
Balance at March 31, 2021	$80,286	$192	$(1,759)	$78,719

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Three Months Ended March 31, 2022 and 2021 (unaudited)

($ in thousands)

	Three Months Ended March 31,
	2022	2021
Operations
Interest income received	$1,581	$1,525
Interest expense paid	(93)	(117)
Late fees and other loan income	22	66
Operations expense	(610)	(407)
Total cash provided by operations	900	1,067
Investing – loans
Loans funded	(1,000)	(6,191)
Principal collected	11,941	7,314
Loan transferred from related mortgage fund	—	(4,672)
Loans transferred to related mortgage funds	—	868
Loans sold to non-affiliate	—	1,590
Advances made on loans	1	1
Total cash provided by (used in) investing	10,942	(1,090)
Financing
Members' capital
Distributions to members
Earnings distributed, net of DRIP	(554)	(552)
Redemptions, net of early withdrawal penalties	(1,925)	(918)
Total distributions to members	(2,479)	(1,470)
Organization and offering expenses received, net	34	18
Early withdrawal penalties	(3)	—
Formation loan collected	123	119
Cash used in members' capital	(2,325)	(1,333)
Line of credit
Advances	7,000	1,530
Repayments	(8,480)	(1,530)
Debt issuance costs	(57)	—
Cash used in line of credit	(1,537)	—
Total cash used in financing	(3,862)	(1,333)
Net increase (decrease) in cash	7,980	(1,356)
Cash, beginning of period	1,033	2,299
Cash, end of period	$9,013	$943

Non-cash financing activities for the three months ended March 31, 2022 and 2021 includes earnings distributed to the dividend reinvestment plan of $527,000 and $574,000, respectively. Non-cash investing activity for the three months ended March 31, 2022 includes $5,910,000 for loans transferred to held for sale. There were no loans transferred to held for sale for the three months ended March 31, 2021.

Non-cash financing activity for the three months ended March 31, 2021 also includes early withdrawal penalties of approximately $8,000 which reduced members’ capital by approximately $4,000 as these amounts were applied to unallocated organizational and offering expenses and the formation loan in the amount of approximately $4,000.

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Three Months Ended March 31, 2022 and 2021 (unaudited)

($ in thousands)

	Three Months Ended March 31,
Reconciliation of net income to total cash provided by operations	2022	2021
Net income	$1,016	$1,051
Adjustments to reconcile net income to net cash provided by operations
Amortization of debt issuance costs	14	14
Change in operating assets and liabilities
Loan payments in trust	8	56
Accrued interest	63	(155)
Prepaid interest	(103)	—
Prepaid expenses	13	—
Receivable from related party	(13)	(19)
Accounts payable and accrued liabilities	—	116
Payable to related parties	(98)	4
Total adjustments	(116)	16
Total cash provided by operations	$900	$1,067

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2022 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL

Redwood Mortgage Investors IX, LLC (“RMI IX” or “the company”) is a Delaware limited liability company formed in October 2008 to engage in business as a mortgage lender and investor by making and holding-for-investment mortgage loans secured by California real estate, primarily through first and second deeds of trust. The company is externally managed by Redwood Mortgage Corp. (“RMC” or “the manager”). RMC provides the personnel and services necessary for the company to conduct its business as the company has no employees of its own. The mortgage loans the company funds and invests in are arranged and generally are serviced by RMC.

In the opinion of management of RMC, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These unaudited financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results to be expected for the full year.

The rights, duties and powers of the members and manager of the company are governed by the Ninth Amended and Restated Limited Liability Company Operating Agreement of RMI IX (the “Operating Agreement”), as amended by the Second Amendment to the Operating Agreement, the Delaware Limited Liability Company Act and the California Revised Uniform Limited Liability Company Act.

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

March 31, 2022 (unaudited)

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

In May 2019, the company filed a Registration Statement on Form S-3 with the SEC (SEC File No. 333-231333) that went effective May 9, 2019, to offer up to 15,000,000 units ($15,000,000) to members of record as of April 30, 2019 who had previously elected to participate in the DRIP or who later provide written notice to the manager electing to participate in the DRIP, in those states in which approval has been obtained. As of March 31, 2022, the aggregate gross proceeds from sales of units to members under the company's DRIP pursuant to the May 2019 Form S-3 Registration Statement is approximately $6,660,000.

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

Notes to Financial Statements

March 31, 2022 (unaudited)

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

Notes to Financial Statements

March 31, 2022 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP").

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

March 31, 2022 (unaudited)

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

Cash in banks

Certain of the company’s cash balances in banks exceed federally insured limits of $250,000. The bank or banks in which funds are deposited are reviewed periodically for their general creditworthiness/investment grade credit rating. (See Note 5 (Line of Credit) for compensating balance arrangements).

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

Notes to Financial Statements

March 31, 2022 (unaudited)

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

Real estate owned ("REO")

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

Notes to Financial Statements

March 31, 2022 (unaudited)

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

NOTE 3 – MANAGER AND OTHER RELATED PARTIES

The Operating Agreement provides for compensation to the manager and for the reimbursement of qualifying costs as detailed below. RMC is entitled to 1% of the net income or loss of the company. RMC - at its sole discretion - collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income), which increased the net income, cash available for distribution, and the net-distribution rate. The cost-reimbursement waivers in the three months ended March 31, 2022 and 2021, by RMC were not made for the purpose of providing RMI IX with sufficient funds to satisfy any required level of distributions, as the Operating Agreement has no such required level of distributions, nor to meet withdrawal requests.

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

The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $187,000 and $146,000 in the three months ended March 31, 2022 and 2021, respectively. The reimbursement of costs waived by RMC was approximately $101,000 and $81,000 in the three months ended March 31, 2022 and 2021, respectively. Total costs reimbursed to RMC by RMI IX were approximately $86,000 and $65,000 in the three months ended March 31, 2022 and 2021, respectively.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2022 (unaudited)

Loan administrative fees

The manager is entitled to receive a loan administrative fee of up to one percent (1%) of the principal amount of each new loan funded or acquired for services rendered in connection with the selection and underwriting of loans payable upon the closing or acquisition of each loan. Since August 2015, RMC, at its sole discretion, has waived loan administrative fees on new originations. The total amount of loan administrative fees chargeable was approximately $10,000 and $62,000 in the three months ended March 31, 2022 and 2021, respectively.

Commissions and fees paid by the borrowers to RMC

-
Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation and negotiation of loans (including extensions), RMC may collect a loan brokerage commission that is expected to range from approximately 1.5% to 5% of the principal amount of each loan made during the year. Total loan brokerage commissions are limited to an amount not to exceed 4% of the total company assets per year. The loan brokerage commissions are paid by the borrowers to RMC, and thus are not an expense of the company. Loan brokerage commissions paid by the borrowers to RMC approximated $13,000 and $161,000 for three months ended March 31, 2022 and 2021, respectively.

-
Other fees

RMC receives fees for processing, notary, document preparation, credit investigation, reconveyance and other mortgage related fees. The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the company.

Formation loan

Commissions for unit sales to new members paid to broker-dealers (“B/D sales commissions”) and premiums paid to certain investors upon the purchase of units were paid by RMC and were not paid directly by RMI IX out of unit-sales proceeds. Instead, RMI IX advanced to RMC amounts sufficient to pay the B/D sales commissions and premiums to be paid to investors. Such advances in total were not to exceed seven percent (7%) of offering proceeds. The receivable arising from the advances is unsecured and non-interest bearing and is referred to as the “formation loan.” When offerings of units to new members ended on April 30, 2019, such advances totaled $5,627,000, of which $3,265,000 remains outstanding at March 31, 2022.

Formation loan transactions for the three months ended March 31, 2022 and 2021 are presented in the following table ($ in thousands).

	2022	2021
Balance, January 1	$3,388	$3,812
Payments received from RMC	(123)	(119)
Early withdrawal penalties applied	—	(4)
Balance, March 31	$3,265	$3,689

In March 2022 the Operating Agreement was amended to extend the term for the repayment of the formation loan to December 2038 to coincide with the extended term of the company. In accordance with the amended Operating Agreement, the formation loan balance is repayable by RMC in annual installments of approximately $208,000 which may be paid by RMC either in full on December 31st of each calendar year during the term of the company (each, an “Annual Payment Date”) or in four equal quarterly installments beginning on the Annual Payment Date and continuing thereafter on the last day of each calendar quarter in the following year. Any amount of the formation loan balance remaining unpaid on the last day of the company term, is payable in full on that date. The primary source of repayment of the formation loan are the loan brokerage commissions earned by RMC. The formation loan is forgiven if the manager is removed and RMC is no longer receiving payments for services rendered. As such, the formation loan is presented as contra equity.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2022 (unaudited)

Redemptions of members’ capital

Redemptions of members’ capital for the three months ended March 31, 2022 and 2021 are presented in the following table ($ in thousands).

Redemptions	2022	2021
Without penalty	$1,816	$750
With penalty	111	177
Total	$1,927	$927
Early withdrawal penalties	$3	$8

At March 31, 2022, scheduled redemptions of members' capital were $1.8 million, substantially all of which is payable in 2022. None of the scheduled redemptions at March 31, 2022 were subject to early withdrawal penalties.

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

Unallocated O&O transactions for the three months ended March 31, 2022 and 2021 are summarized in the following table ($ in thousands).

	2022	2021
Balance, January 1	$1,458	$1,858
O&O expenses allocated	(73)	(77)
O&O expenses paid by RMC(1)	(34)	(18)
Early withdrawal penalties applied (2)	—	(4)
Balance, March 31	$1,351	$1,759
(1)
RMC is obligated per the Operating Agreement to repay RMI IX for the amount of unallocated O&O expenses attributed to a member’s capital account if the member redeems prior to the 40 quarterly allocations. RMC estimated its future obligation to repay unallocated O&O expenses on scheduled redemptions as of March 31, 2022, to be approximately $21,000.
(2)
Beginning in 2022, RMC discontinued the specific allocation of early withdrawal penalties it received to the formation loan and to the amount owed for unallocated O&O expenses on redeeming-members’ accounts. Prior to 2022, the O&O expenses component of early withdrawal penalties were applied as a reduction to O&O expenses to be repaid by RMC to members’ capital on scheduled redemptions. The amounts credited were determined by the ratio between the amount of the formation loan and the amount of offering costs incurred by the company. The change in 2022 has no net effect on the amounts paid by RMC to RMI IX.

Other related party transactions

-
Payable to/receivable from related parties

From time to time, in the normal course of business operations, the company may have payables to and/or receivables from related parties. At March 31, 2022, the payable to related party balance of $3,000 consisted of accounts payable to a related mortgage fund. At March 31, 2022 the receivable from related party balance of $13,000 consisted of accounts receivable from the manager of $68,000, which was partially offset by a payable due to the manager of $55,000. The related party transactions were settled by April 29, 2022.

At December 31, 2021, the payable to related parties balance of approximately $101,000 consisted of accounts payable to the manager of $168,000, which was partially offset by a receivable due from the manager of $67,000. The receivable was received from the manager and the payable was paid to the manager in March 2022.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2022 (unaudited)

-
Loan transactions with related parties

In the ordinary course of business, performing loans may be transferred by executed assignment, in-part or in-full, between the RMC managed mortgage funds at par which approximates market value. No loans were transferred to or from related mortgage funds in the three months ended March 31, 2022.

In the three months ended March 31, 2021, a related mortgage fund transferred to RMI IX five performing loans with aggregate principal of approximately $4,672,000 in-full at par value which approximates fair value. RMI IX paid cash for the loans and the related mortgage fund has no continuing obligation or involvement with the loans.

In the three months ended March 31, 2021, RMI IX transferred to two related mortgage funds two performing loans with aggregate principal of approximately $868,000 in-full at par value, which approximates fair value. The related mortgage fund paid cash for the loans and RMI IX has no continuing obligation or involvement with the loans.

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years. Loans acquired are generally done so within the first six months of origination and are purchased at par value, which approximates fair value. See Note 3 (Manager and Other Related Parties) for a description of loans transferred by executed assignments between the related mortgage funds.

As of March 31, 2022, 41 loans outstanding (representing 98% of the aggregate principal of the company’s loan portfolio) have a loan term of five years or less. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment penalty provision.

As of March 31, 2022, 23 loans outstanding (representing 34% of the aggregate principal of the company’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal due at maturity. The remaining loans provide for monthly payments of interest only, with the principal due at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions for the three months ended March 31, 2022 are summarized in the following table ($ in thousands).

2022
Principal, beginning of period	$81,097
Loans funded	1,000
Principal collected(1)	(11,894)
Loans transferred to held for sale(2)	(5,910)
Principal, March 31	$64,293
(1)
Includes principal collected and held in trust at March 31, 2022 of approximately $1,000 offset by principal collected and held in trust at December 31, 2021 of approximately $48,000 which was disbursed to the company in January 2022.
(2)
As of March 31, 2022, two loans are classified as held for sale. All loans held for sale are performing and in first lien position. No loss has been recorded upon reclassification to held for sale as the fair value is in excess of the cost. The loans held for sale at March 31, 2022 are expected to be sold in May 2022.

During the three months ended March 31, 2022, the company renewed three maturing (or matured) loans with aggregated principal of approximately $2,958,000, which are not included in the transactions shown in the table above. The loans have an average extension period of approximately 10 months. The loans were current and deemed well collateralized (i.e., the LTV at the time of renewal was within lending guidelines).

The company funds loans with the intent to hold the loans until maturity, although from time to time the company may sell certain loans when the manager determines it to be in the best interest of the company. During the three months ended March 31, 2022, no loans were sold.

Pursuant to California regulatory requirements, borrower payments are deposited into a trust account established by RMC with an independent bank (and are presented on the balance sheet as “Loan payments in trust”). Funds are disbursed to the company as collected which can range from same day for wire transfers and up to two weeks after deposit for checks. Loan payments in trust at March 31, 2022, were disbursed to the company’s account by April 12, 2022. Loan payments in trust at December 31, 2021 were disbursed to the company’s account by January 15, 2022.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2022 (unaudited)

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	March 31,	December 31,
	2022	2021
Number of secured loans	44	54
Secured loans – principal	$64,293	$81,097
Secured loans – lowest interest rate (fixed)	6.8%	6.8%
Secured loans – highest interest rate (fixed)	10.0%	10.0%

Average secured loan – principal	$1,461	$1,502
Average principal as percent of total principal	2.3%	1.9%
Average principal as percent of members’ capital, net	1.9%	2.0%
Average principal as percent of total assets	1.8%	1.8%

Largest secured loan – principal	$6,750	$6,750
Largest principal as percent of total principal	10.5%	8.3%
Largest principal as percent of members’ capital, net	9.0%	8.8%
Largest principal as percent of total assets	8.5%	8.2%

Smallest secured loan – principal	$147	$148
Smallest principal as percent of total principal	0.2%	0.2%
Smallest principal as percent of members’ capital, net	0.2%	0.2%
Smallest principal as percent of total assets	0.2%	0.2%

Number of California counties where security is located	11	12
Largest percentage of principal in one California county	31.7%	32.1%

Number of secured loans with prepaid interest	1	2
Prepaid interest	$540	$643

As of March 31, 2022, there were two loans with principal balances in excess of 10% of the total outstanding principal balance. The company's largest loan with principal of $6,750,000 is secured by a multi-family property located in San Francisco County, bears an interest rate of 7.25% and matures on May 1, 2023. The second loan, with principal of approximately $6,735,000 is secured by an office located in Santa Clara County, bears an interest rate of 8.25% and matures on October 1, 2022. As of March 31, 2022, both loans were performing and in first lien position.

As of March 31, 2022, the company had no commitments to lend outstanding and had no construction or rehabilitation loans outstanding.

Lien position

At funding, secured loans had the lien positions presented in the following table ($ in thousands).

	March 31, 2022			December 31, 2021
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	31	$54,646	85%	38	$69,327	85%
Second trust deeds	13	9,647	15	16	11,770	15
Total principal, secured loans	44	64,293	100%	54	81,097	100%
Liens due other lenders at loan closing		25,587			31,338
Total debt		$89,880			$112,435
Appraised property value at loan closing		$173,848			$215,683
Percent of total debt to appraised values (LTV) at loan closing(3)		58.4%			58.0%
(3)
Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing nor does it include decreases or increases on senior liens to other lenders.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2022 (unaudited)

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	March 31, 2022			December 31, 2021
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(4)	20	$20,609	32%	25	$24,236	30%
Commercial	14	28,751	45	19	41,923	52
Multi-family	9	13,433	21	9	13,438	16
Land	1	1,500	2	1	1,500	2
Total principal, secured loans	44	$64,293	100%	54	$81,097	100%
(4)
Single family property type as of March 31, 2022 consists of 6 loans with principal of approximately $4,304,000 that are owner occupied and 14 loans with principal of approximately $16,305,000 that are non-owner occupied. At December 31, 2021, single family property type consisted of 7 loans with principal of approximately $4,619,000 that are owner occupied and 18 loans with principal of approximately $19,617,000 that are non-owner occupied.

Distribution of loans within California

The distribution of secured loans within California by counties is presented in the following table ($ in thousands).

	March 31, 2022		December 31, 2021
	Principal	Percent	Principal	Percent
San Francisco Bay Area(5)
Santa Clara	$15,034	23.4%	$26,064	32.1%
San Francisco	20,362	31.7	22,919	28.3
San Mateo	3,858	6.0	4,985	6.1
Alameda	4,082	6.3	5,637	7.0
Contra Costa	1,666	2.6	668	0.8
	45,002	70.0	60,273	74.3
Other Northern California
Placer	1,500	2.3	1,500	1.8
Tehama	405	0.6	405	0.5
Butte	291	0.5	292	0.4
	2,196	3.4	2,197	2.7
Northern California Total	47,198	73.4	62,470	77.0
Los Angeles & Coastal
Los Angeles	3,618	5.6	3,621	4.5
San Diego	6,042	9.4	6,043	7.5
Orange	7,435	11.6	8,444	10.4
	17,095	26.6	18,108	22.4
Other Southern California
San Bernardino	—	—	519	0.6
	—	0.0	519	0.6
Southern California Total	17,095	26.6	18,627	23.0
Total principal, secured loans	$64,293	100.0%	$81,097	100.0%
(5)
Includes Silicon Valley

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2022 (unaudited)

Scheduled maturities

Secured loans scheduled to mature in periods as of and after March 31, 2022 , are presented in the following table ($ in thousands).

	Loans	Principal	Percent
2022(6)	14	$22,470	35%
2023	17	28,383	44
2024	3	5,299	8
2025	4	2,501	4
2026	—	—	—
Thereafter	2	1,212	2
Total scheduled maturities	40	59,865	93
Matured as of March 31, 2022(7)	4	4,428	7
Total principal, secured loans	44	$64,293	100%
(6)
Loans scheduled to mature in 2022 after March 31.
(7)
All loans matured as of March 31, 2022 were designated as impaired, and two were in non-accrual status.

Scheduled maturities are presented based on the most recent in-effect agreement with the borrower, including forbearance agreements. As a result, matured loans at March 31, 2022, for the scheduled maturities table above may differ from the same captions in the tables of delinquencies and payment in arears presented below that do not consider forbearance agreements. For matured loans, the company may continue to accept payments while pursuing collection of principal or while negotiating an extension of the loan’s maturity date.

It is the company’s experience that the timing of future cash receipts from secured loans will differ from scheduled maturities. Loans may be repaid or renewed before, at or after the contractual maturity date.

Delinquency/Non-performing secured loans

Secured loans summarized by payment-delinquency status are presented in the following table ($ in thousands).

	March 31, 2022		December 31, 2021
	Loans	Principal	Loans	Principal
Current	38	$58,691	47	$72,116
Past Due
30-89 days	2	1,174	4	7,165
90-179 days	2	3,200	1	930
180 or more days	2	1,228	2	886
Total past due	6	5,602	7	8,981
Total principal, secured loans	44	$64,293	54	$81,097

At March 31, 2022 and December 31, 2021, there was one loan with a forbearance agreement in effect with principal of $990,000, included in the table above as 30-89 days past due. As of March 31, 2022, the loan was designated impaired and in non-accrual status. No impairment write down has been recorded on the loan.

No loan forbearance agreements or payment modifications were made during the three months ended March 31, 2022, and none were in effect at December 31, 2021, that would be deemed troubled debt restructurings.

At March 31, 2022, and December 31, 2021, the company had no loan payment modification/workout agreements with borrowers.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2022 (unaudited)

Non-performing secured loans at March 31, 2022, and December 31, 2021, had principal payments in arrears totaling $4,429,000 (6 loans) and $2,285,000 (7 loans), respectively and interest payments in arrears totaling $88,000 and $125,000, respectively. Payments in arrears for non-performing secured loans (i.e., monthly interest and principal payments past due 30 or more days) at March 31, 2022 and December 31, 2021, are presented in the following tables ($ in thousands).

	Loans		Principal		Interest(8)
At March 31, 2022	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	—	1	$—	$1	$—	$3	$4
90-179 days (4-6 payments)	2	—	3,200	—	37	—	3,237
180 or more days (more than 6 payments)	2	1	1,228	—	—	48	1,276
Total past due	4	2	$4,428	$1	$37	$51	$4,517
(8)
Interest includes foregone interest of approximately $48,000 on non-accrual loans for monthly payments in arrears. March 2022 interest is due April 1, 2022 and is not included in the payments in arrears at March 31, 2022.

	Loans		Principal		Interest(9)
At December 31, 2021	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	1	2	$1,050	$1	$—	$33	$1,084
90-179 days (4-6 payments)	1	—	930	—	—	—	930
180 or more days (more than 6 payments)	1	2	300	4	—	92	396
Total past due	3	4	$2,280	$5	$—	$125	$2,410
(9)
Interest includes foregone interest of approximately $63,000 on non-accrual loans with monthly payments in arrears. December
2021 interest is due January 1, 2022 and is not included in the payments in arrears at December 31, 2021.

Delinquency/Loans in non-accrual status

Secured loans in non-accrual status are summarized in the following table ($ in thousands).

	March 31, 2022	December 31, 2021
Number of loans	3	2
Principal	$2,218	$1,576
Advances	2	1
Accrued interest	8	35
Total recorded investment	$2,228	$1,612
Foregone interest	$55	$67

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2022 (unaudited)

Non-performing loans are placed on non-accrual status the 1st of the following month after it is 180 days delinquent or earlier if management determines that the primary source of repayment will come from the foreclosure and subsequent sale of the collateral securing the loan (which usually occurs when a notice of sale is filed) or when the loan is no longer considered well-secured. When a loan is placed on non-accrual status, the accrual of interest is discontinued for accounting purposes only (i.e., foregone interest in the table above); however, previously recorded interest is not reversed. Once the payments are made current, interest income is recognized.

At March 31, 2022, there were no loans which were 90 or more days past due and not in non-accrual status.

At December 31, 2021, two loans with aggregate principal of $1,230,000 were 90 days or more days past due and were not in non-accrual status.

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

There was no activity in the allowance for loan losses for the three months ended March 31, 2022 and 2021. The balance of the allowance for loan losses at March 31, 2022 and 2021 was $55,000.

Loans designated impaired are presented in the following table ($ in thousands).

	March 31, 2022	December 31, 2021
Number of loans	5	4
Principal	$5,418	$2,806
Recorded investment(10)	5,489	2,852
Impaired loans without allowance	5,489	2,852
Impaired loans with allowance	—	—
Allowance for loan losses, impaired loans	—	—
Weighted average LTV at origination	44.0%	49.5%
(10)
Recorded investment is the sum of the principal, advances, and accrued interest receivable for financial reporting purposes.

Loans designated impaired had an average recorded investment, interest income recognized and interest income received in cash for the three months ended March 31, 2022 and the year ended December 31, 2021, as presented in the following table ($ in thousands).

	March 31, 2022	December 31, 2021
Average recorded investment	$4,170	$5,374
Interest income recognized	100	167
Interest income received in cash	67	170

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2022 (unaudited)

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

March 31, 2022 (unaudited)

Commercial land - Commercial land has many variations/uses, thus requiring management to employ a variety of methods depending upon the unique characteristics of the subject land, including a determination of its highest and best use. Management may rely on information in the form of a sale comparison analysis (where adequate sale comps are available), brokers’ opinion of value, or appraisal.

NOTE 5 – LINE OF CREDIT

Activity involving the line of credit during the three months ended March 31, 2022 and 2021 is presented in the following table ($ in thousands).

	2022	2021
Balance, January 1,	$8,480	$10,000
Draws	7,000	1,530
Repayments	(8,480)	(1,530)
Balance, March 31,	$7,000	$10,000
Line of credit - average daily balance	$5,485	$9,800

In March 2020, RMI IX entered into a revolving line of credit and term loan agreement with Western Alliance Bank (bank) which is governed by the terms of the Business Loan Agreement (Revolving Line of Credit and Term Loan Agreement) between the bank and company (original credit agreement), as amended and modified by the First Loan Modification Agreement made effective March 4, 2022 (the "modification agreement" and together with the original credit agreement, the "credit agreement"). The company can borrow up to a maximum principal of $10 million under the credit agreement subject to a borrowing base calculation set forth in the credit agreement and the amounts advanced under the credit agreement are secured by a first priority security interest in the notes and deeds of trust of the pledged loans in the borrowing base. The maturity date under the original credit agreement was scheduled to occur in March 2022; however, under the modification agreement, the maturity date for the line of credit was extended through March 13, 2024 when all amounts outstanding are then due. Under the credit agreement, the company has the option prior to the end of the extended maturity date to convert the then outstanding principal balance on the line of credit to a two-year term loan - for a fee of one-quarter of one percent (0.25%) – thereby extending the maturity date to March 2026.

Prior to the March 4, 2022 modification agreement, interest on the outstanding principal was payable monthly and accrued at the per annum rate of the greater of (i) five percent (5%) or (ii) the sum of the one-month LIBOR rate plus three and one-quarter percent (3.25%). The March 4, 2022 modification agreement, however, replaced LIBOR as the reference rate under the credit agreement with the 30-day American Interbank Offered Rate Term -30 Index published for loans in United States Dollars by the American Financial Exchange (Ameribor). Following the modification agreement, interest on the outstanding principal under the credit line is payable monthly and accrues at the annual rate that is the greater of: (i) the Ameribor Rate plus three and one-quarter percent (3.25%) and (ii) five percent (5.0%).

If the company does not maintain the required compensating balance with a minimum daily average of $1.0 million for the calendar quarter, the interest rate automatically increases by one-quarter of one percent (0.25%) above that rate which would otherwise be applicable for the next calendar quarter retroactive to the beginning of the calendar quarter in which the compensating balance is not maintained. At March 31, 2022, the interest rate was five percent (5%).

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

The loan proceeds are to be used exclusively to fund secured loans. The credit agreement provides for customary financial and borrowing base reporting by the company to the bank and specifies that the company shall maintain (i) minimum tangible net worth of $50 million, net of amounts due from related companies; (ii) debt service coverage ratio at all times of not less than 2.00 to 1.00; and (iii) loan payment delinquency of less than ten percent (10.0%) at calendar quarter-end, calculated as the principal of loans with payments over 61-days past due as determined by the bank’s guidance, less loan loss allowances, divided by total principal of the company’s loans. The credit agreement provides that in the event the credit payment delinquency rate exceeds 10.0% as of the end of any quarter, the bank will cease to make any further advances but agrees not to accelerate repayment of the loan.

At March 31, 2022 and December 31, 2021, aggregate principal of pledged loans was approximately $23,772,000 and $20,472,000, respectively, with a maximum allowed advance thereon of approximately $10,000,000, subject to the borrowing base calculation.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2022 (unaudited)

The debt issuance costs from the original credit agreement were fully amortized in March 2022. Debt issuance costs of approximately $57,000 from the modification agreement are being amortized over the term of the modification agreement. Amortized debt issuance costs included in interest expense approximated $14,000 for the three months ended March 31, 2022 and 2021.

NOTE 6 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

Commitments

Note 3 (Manager and Other Related Parties) presents a detailed discussion of the company’s contractual obligations to RMC and scheduled redemptions of members’ capital at March 31, 2022.

Legal proceedings

As of March 31, 2022, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business. In the normal course of its business, the company may become involved in legal proceedings (such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc.) to collect the debt owed under the promissory notes, to enforce the provisions of the deeds of trust, to protect its interest in the real property subject to the deeds of trust and to resolve disputes with borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the net income or balance sheet of the company.

NOTE 7 – SUBSEQUENT EVENTS

Promissory note receivable from related party (RMI VIII)

On April 15, 2022, the company loaned $1,000,000 to Redwood Mortgage Investors VIII, a related party (“RMI VIII”). This amount was utilized by RMI VIII to fund a mortgage loan made by RMI VIII in the amount of $3,500,000, which mortgage loan was secured by a deed of trust encumbering a real property consisting of six (6) tenancy-in-common units (each, a “TIC Unit”). At the time the RMI VIII mortgage loan was made, one of the TIC Units was in contract for sale with a scheduled closing date of April 18, 2022 and the mortgage loan borrower had agreed to utilize the net proceeds of the sale of the TIC Unit to pay down the mortgage loan in exchange for a partial release of the deed of trust securing the mortgage loan (“Release Proceeds”). The note evidencing the loan by the company to RMI VIII accrued interest at the same rate of 7.75% as the mortgage loan and the company’s loan to RMI VIII was secured by a pledge of all payments received by RMI VIII under the mortgage loan, including the Release Proceeds. The note matures on April 30, 2022. The Release Proceeds were received by RMI VIII on April 18, 2022 and thereafter all principal and interest due to the company under its note from RMI VIII was paid in full.

In May 2022, one loan with principal of $970,000 was sold to an unaffiliated investor. The company recognized a gain of approximately $9,000 net of commissions to and transaction costs from third parties.

The manager evaluated events occurring subsequent to March 31, 2022 and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the unaudited financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (or SEC). The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operations results to be expected for the full year.

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

Accounting policies are an integral part of our financial statements. For a summary of our critical accounting policies, see “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2021.

There have been no material changes to our critical accounting policies since our annual report on Form 10-K.

Results of Operations

The following discussion describes our results of operations for the three months ended March 31, 2022. While the COVID-19 pandemic has not had a material adverse effect on our reported results, we are actively monitoring the impact of COVID-19, which may negatively impact our business, financial condition, liquidity and results of operations for subsequent periods.

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

In the publication "California Employment Conditions - March 2022" dated April 15, 2022:

California's Recovery is Gaining Momentum

Summary

California Leads the Nation in Job Growth

•
California once again led the nation in terms of nonfarm employment growth, with employers adding 60,200 net new jobs over March. While this past month's gain is considerably less than the 135,400 jobs added back in February, job growth clearly remains on a strong trajectory.
•
California nonfarm payrolls have grown in 13 of the past 14 months, rising by a cumulative 1,380,100 jobs.
•
Job growth remains extraordinarily broad based, both across industries and across the state's major metropolitan areas.
•
For the second month in a row, all 11 major industry categories either added jobs or employment was unchanged. The leisure & hospitality sector (+14,800) added the largest number of jobs over March, while employment in the mining & logging sector was unchanged.
•
Professional & business services added 10,400 jobs in March, with 8,700 of those jobs coming in professional, scientific & technical services. While normally gains in this category are led by the tech sector, most of March's increase appears to have come from accounting, tax preparation & bookkeeping services.
•
Tech jobs account for the bulk of job growth over the past year, with scientific research & development services (+20,900), tech consulting (+16,900), and computer systems design (+11,700) accounting for close to 60% of the 83,800 jobs over the past year.
•
Employers in information services, another tech-centric category, added just 200 jobs in March. Information services added 44,000 jobs over the past year, with roughly three-quarters of that increase coming in the motion picture & sound recording business. The balance of the rest of the jobs added in this sector over the past year were in data processing, data hosting & social media.
•
Job growth was evident across nearly all of California's metropolitan areas in March. Sacramento posted the largest job gain, with 6,300 jobs added during the month. Southern California also posted strong gains, with Los Angeles (+5,700), San Diego (+5,600), Anaheim (+5,000) and the Inland Empire (+4,900) all posting strong gains during the month.
•
California's unemployment rate tumbled 0.4 percentage points to 4.9% over March. The number of employed Californians rose by 141,000, which significantly outpaced the 63,100-person rise in the civilian labor force.
•
The number of unemployed Californians fell by 78,300 in March to 933,700, marking the first time California had fewer than 1 million unemployed since February 2020. Despite the improvement, California's unemployment rate remains 1.1 percentage points above the national rate.

California's Recovery Remains on Track

California added 60,300 jobs in March, which was considerably less than the 135,400 jobs added during the prior month. Despite the apparent moderation in job growth, California's economic recovery remains solidly on track. While job growth was more modest this past month, California still added more jobs than any other state and job gains continue to be extraordinarily broad based. For the second month in a row, none of California's 11 major industry sectors lost jobs and most saw solid increases. Moreover, the state's unemployment rate fell sharply, declining 0.4 percentage points to 4.9%. The drop came from a significant (+141,300) spike in household employment, which easily eclipsed a 63,100-person rise in the civilian labor force. The number of unemployed Californians fell by the difference, 78,300, which brought the number unemployed back below 1 million for the first time since before the pandemic.

California has now recovered 89.3% of the 2.76 million jobs lost during the pandemic. The state added 255,900 jobs during the first quarter and should see nonfarm employment surpass its pre-pandemic peak late this summer or early this fall.

Monthly estimates for California's nonfarm employed are derived from a survey of 80,000 businesses each month. The survey results are grossed up to a census of nonfarm employment that is compiled from unemployment tax records. California's unemployment rate is derived from a survey of 5,100 California households. The household survey also yields estimates of the number of employed Californians, the civilian labor force, the number of unemployed Californians and the unemployment rate.

Broad-Based Job Growth

California's recovery from the COVID-19 recession has gained considerable momentum over the past six months, which has seen the state add an average of 73,600 jobs a month. Hiring has picked up across most industries and nearly every major metropolitan area. Some of the greatest gains in hiring are coming in the industries and regions that were hit the hardest by the pandemic. The leisure and hospitality sector added the largest number of jobs in March, with employers adding back 14,800 jobs during the month. We refer to last month's gain as adding back because employment in the leisure and hospitality sector still remains nearly 10% below its pre-pandemic level.

Professional and business services added the second largest number of jobs in March, with the bulk of the 10,400 jobs added last month coming in professional, scientific and technical services. Normally the tech sector would account for the bulk of the growth in this subcategory. This past month, however, accounting and bookkeeping accounted for most of the new jobs. The gains precede tax season, which is widely expected to be a bit more problematic this year for many businesses and individuals due to the unusual circumstances resulting from the pandemic. Employment also rose solidly in education and health services (+9,000) and construction (+8,900).

Job growth was evident across nearly all of California's metropolitan areas in March. Sacramento posted the largest job gain, with 6,300 jobs added during the month. The San Francisco Bay Area continues to battle its way back, with overall nonfarm payrolls adding back 13,700 jobs in March. Employment in the Bay Area remains 3.5% below its pre-pandemic level, with the greatest shortfalls in San Francisco, Marin County and Napa County. Hiring is on the mend, however, with San Francisco posting a 4,800 job gain in March and hiring up a solid 8.8% year-to-year. One of the biggest immediate challenges for San Francisco is getting people back into the office on a regular basis. The latest data from Kastle Systems shows some improvement on that front, with 34.2% of San Francisco area office workers back in the office as of early April. While that is up 2.4 percentage points from the prior week, it is the second lowest reading of the 10 major markets covered by the Kastle report, just slightly ahead of San Jose's 33%. With so few workers back in the office, there is little business to support office-adjacent jobs at restaurants and other small businesses.

Southern California is faring somewhat better. Los Angeles (+5,700), San Diego (+5,600), Anaheim (+5,000) and the Inland Empire (+4,900) all posted strong gains during March and appear to be further along in the recovery process. Los Angeles has added back roughly 82% of the jobs it lost at the start of the pandemic and just over 40% of Los Angeles office workers have returned to the office. Moreover, job growth in the Inland Empire has more than surpassed its pre-pandemic peak, reflecting the strong growth in the region's logistics sector as well as steady gains in population. San Diego is another area that is further along in the recovery process, with just over 93% of the jobs lost at the onset of the pandemic having been recovered.

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
•
On the other hand, Riverside County gained 35,631 new residents, the third largest gain in the country in terms of numeric growth.

Key Performance Indicators

Key performance indicators as of and for the three months ended March 31, 2022 and 2021 are presented in the following table ($ in thousands).

	2022	2021
Secured loans principal – end of period balance	$64,293	$83,364
Secured loans principal– average daily balance	77,524	$83,619

Interest income	$1,621	$1,680
Portfolio interest rate(1)	8.2%	8.6%
Effective yield rate(2)	8.4%	8.0%

Line of credit - end of period balance	$7,000	$10,000
Line of credit - average daily balance(3)	$5,485	$9,801

Interest expense	$82	$136
Interest rate - line of credit(3)	5.0%	5.0%

Provision for (recovery of) loan losses	$—	$—

Total operations expense(8)	$537	$502

Net income(8)	$1,016	$1,051
Percent of average members’ capital(4)(5)	5.2%	5.2%

Member distributions, net	$1,071	$1,126
Percent of average members’ capital(4)(6)	5.5%	5.6%

Members’ capital, gross – end of period balance	$76,654	$80,286
Members’ capital, gross – average daily balance	$77,723	$80,814

Member redemptions(7)	$1,927	$927
(1)
Stated note interest rate, weighted daily average (annualized).
(2)
Percent of secured loans – average daily balance (annualized).
(3)
See Note 5 (Line of Credit) to the financial statements included in Part 1, Item 1 of this report for a presentation of the activity and discussion of the terms and conditions of the loan agreement.
(4)
Percent of members’ capital, gross – average daily balance (annualized).
(5)
Percent based on the net income available to members (excluding 1% allocated to manager).
(6)
Members Distributions is net of O&O expenses allocated to members’ accounts during the year.
(7)
At March 31, 2022, scheduled redemptions of members' capital were $1.8 million, substantially all of which is payable in 2022. None of the scheduled redemptions at March 31, 2022 were subject to early withdrawal penalties.
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

The secured loans principal at March 31, 2022 of $64.3 million was a decrease of approximately 23% ($19.1 million) over the March 31, 2021 secured loans principal of $83.4 million. The decrease is due to:

•
Approximately $5.9 million of loans classified as held for sale at March 31, 2022,
•
Members’ capital decreased by approximately $3.6 million (4.5%) from March 31, 2021 to $76.7 million at March 31, 2022, as members’ redemptions exceeded the purchase of DRIP units, and
•
Cash proceeds from loan payoffs in the quarter being in banks at March 31, 2022, to be used in loan fundings in April 2022 and thereafter.

Secured loans

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a secured loan portfolio that has substantial protective equity (i.e., property value to outstanding debt) as indicated by the overall weighted average loan-to-value ratio (LTV) which at March 31, 2022 was approximately 58.4% at time of origination. Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 41.6% in the property, and we as a lender have lent in the aggregate 58.4% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

Secured loans, principal by LTV and lien position at March 31, 2022 are presented in the following table ($ in thousands). The LTVs shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Secured loans, principal
LTV(1)	First trust deeds	Percent	Second trust deeds	Percent	Total principal	Percent
<40%	$1,680	2.6%	$2,358	3.7%	$4,038	6.3%
40-49%	13,026	20.3	300	0.5	13,326	20.8
50-59%	5,630	8.8	184	0.3	5,814	9.1
60-69%	26,186	40.7	3,701	5.7	29,887	46.4
Subtotal <70%	46,522	72.4	6,543	10.2	53,065	82.6

70-79%	6,124	9.5	3,104	4.8	9,228	14.3
Subtotal <80%	52,646	81.9	9,647	15.0	62,293	96.9

≥80%(2)	2,000	3.1	—	0.0	2,000	3.1

Total	$54,646	85.0%	$9,647	15.0%	$64,293	100.0%
(1)
LTV classifications in the table above are based on the company’s recorded investment in the loan.
(2)
One loan with principal of approximately $2.0 million has an LTV of 107.5%. The loan agreement was executed by an individual.

Non-performing secured loans, principal by LTV and lien position at March 31, 2022 are presented in the following table ($ in thousands). The LTVs shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Non-performing secured loans, principal
LTV(3)	First trust deeds	Percent(4)	Second trust deeds	Percent(3)	Total principal	Percent(3)
<40%	$928	1.4%	$—	0.0%	$928	1.4%
40-49%	1,600	2.5	300	0.5	1,900	3.0
50-59%	1,600	2.5	184	0.3	1,784	2.8
60-69%	990	1.5	—	0.0	990	1.5
Subtotal <70%	5,118	7.9	484	0.8	5,602	8.7

70-79%	—	0.0	—	0.0	—	0.0
Subtotal <80%	5,118	7.9	484	0.8	5,602	8.7

≥80%	—	0.0	—	0.0	—	0.0

Total	$5,118	7.9%	$484	0.8%	$5,602	8.7%
(3)
LTV classifications in the table above are based on the company’s recorded investment in the loan.
(4)
Percent of secured loans principal, end of period balance.

Payments in arrears at March 31, 2022 for non-performing secured loans, (i.e., principal and interest payments past due 30 or more days) totaled approximately $4,517,000, of which approximately $4,429,000 was principal and approximately $88,000 was accrued interest.

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations as to the secured loan portfolio, payments in arrears on non-performing loans, and on the allowance for loan losses.

Performance overview/net income 2022 v. 2021 (three months ended)

Net income available to members as a percent of members’ capital, gross – average daily balance (annualized) was 5.2% for the three months ended March 31, 2022 and 2021. Net income decreased approximately $35,000 (3.3%) for the three months ended March 31, 2022 as compared to the same period in 2021 primarily due to an increase in operations expense of approximately $35,000 (7.0%).

Analysis and discussion of income from operations 2022 v. 2021 (three months ended)

Significant changes to net income for the three months ended March 31, 2022 and 2021 are summarized in the following table ($ in thousands).

	Net interest income	Provision for (recovery of) loan losses	Operations expense	Net income
Three months ended
March 31, 2022	$1,539	—	537	$1,016
March 31, 2021	1,544	—	502	1,051
Change	$(5)	—	35	$(35)

Change
Decrease secured loans principal - average daily balance	$(135)	—	(2)	$(133)
Effective yield rate	76	—	—	76
Decrease in members' capital - average daily balance	—	—	(3)	3
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	10	(10)
Interest on line of credit	54	—	—	54
Late fees	—	—	—	5
Increase in allocable expenses from RMC	—	—	11	(11)
Tax compliance cost efficiency	—	—	(5)	5
Expanded legal services	—	—	28	(28)
Timing of services rendered	—	—	7	(7)
Other	—	—	(11)	11
Change	$(5)	—	35	$(35)

The table above presents only the significant changes to net income for the period, and is not intended to cross-foot.

Net interest income

Net interest income decreased approximately $5,000 (0.3%) for the three months ended March 31, 2022 compared to the same period in 2021. The decrease in net interest income is due to a decrease in interest income of approximately $59,000 (3.5%) resulting from the decrease in the average daily balance of secured loans – principal of approximately $6.1 million (7.3%), offset in part by an increase in the effective yield rate of 0.4 percentage points and a decrease in interest expense of $54,000 (39.7%) due to less utilization of the line of credit. The line of credit average daily balance for the three months ended March 31, 2022 compared to the same period in 2021 decreased $4.3 million (44.0%).

Provision/allowance for loan losses

Generally, the company has not recorded a significant provision/allowance for loan losses as the secured loans have protective equity such that collection is deemed probable for all recorded amounts due on the loan. There were no additions or charge-offs to the provision for loan losses during the three months ended March 31, 2022 and 2021.

Operations expense

Significant changes to operations expense for the three months ended March 31, 2022 and 2021 are summarized in the following table ($ in thousands).

	Mortgage servicing fees	Asset management fees	Costs from RMC, net	Professional services	Other	Total
Three months ended
March 31, 2022	$50	138	86	263	—	$537
March 31, 2021	52	141	65	233	11	502
Change	$(2)	(3)	21	30	(11)	$35

Change
Decrease secured loans principal - average daily balance	$(2)	—	—	—	—	$(2)
Decrease in members' capital - average daily balance	—	(3)	—	—	—	(3)
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	10	—	—	10
Increase in allocable expenses from RMC	—	—	11	—	—	11
Tax compliance cost efficiency	—	—	—	(5)	—	(5)
Expanded legal services	—	—	—	28	—	28
Timing of services rendered	—	—	—	7	—	7
Other	—	—	—	—	(11)	(11)
Change	$(2)	(3)	21	30	(11)	$35

Mortgage Servicing fees

The decrease in mortgage servicing fees of approximately $2,000 for the three months ended March 31, 2022 as compared to the same period in 2021 was due to a decrease in the average daily balance - secured loans of approximately $6.1 million at the annual mortgage servicing fee to RMC of 0.25%.

Asset management fees

The decrease in asset management fees of approximately $3,000 is due to a decrease in the members capital base calculation balance at December 31, 2021 compared to December 31, 2020. The asset management fee is determined based on the prior year end member’s capital base which is computed as the then fair value of the company’s loans plus working capital reserves less outstanding debt.

Costs from RMC, net

In the three months ended March 31, 2022, RMC - at its sole discretion - collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income). The reimbursement of costs from RMC waived was approximately $101,000 and $81,000 in the three months ended March 31, 2022 and 2021, respectively.

The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $187,000 and $146,000 in the three months ended March 31, 2022 and 2021, respectively. The increase was primarily due to an increase in the company's members' capital as a percent of the total capital of the related mortgage funds managed by RMC as well as an increase in allocable costs period over period.

Professional Services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The increase in professional services of approximately $30,000 for the three months ended March 31, 2022 compared to the same period in 2021 was due primarily to an increase in legal fees due to expanded services associated with amending the operating agreement to extend the term of the company, loan transactions and valuation of loan collateral. Costs for these professional services have been increasing – and are expected to continue to increase – as the demands of regulatory compliance increase and the rate at which firms charge for their services increases.

Members' capital, cash flows and liquidity

Cash flows by business activity for the three months ended March 31, 2022 and 2021 are presented in the following table ($ in thousands).

	2022	2021
Members’ capital
Earnings distributed to members, net of DRIP	$(554)	$(552)
Redemptions, net	(1,925)	(918)
Organization and offering expenses received	34	18
Early withdrawal penalties	(3)	—
Formation loan	123	119
Cash – members’ capital, net	(2,325)	(1,333)

Borrowings
Line of credit payments, net	(1,480)	—
Interest paid	(93)	(117)
Debt issuance costs paid	(57)	—
Cash – borrowings, net	(1,630)	(117)
Cash - members' capital and borrowings, net	(3,955)	(1,450)

Loan principal/advances/interest
Loans funded & advances, net	(999)	(6,190)
Principal collected	11,941	7,314
Loan transferred from related mortgage fund	—	(4,672)
Loans transferred to related mortgage funds	—	868
Loans sold to non-affiliate	—	1,590
Interest received, net	1,581	1,525
Late fees	22	66
Cash – loans, net	12,545	501

Operations expense	(610)	(407)

Net change in cash	$7,980	$(1,356)
Cash, end of period	$9,013	$943

To determine the amount of cash to be distributed in any month, the company relies in part on its forecast of full-year net income, which takes into account the difference between the forecasted net income for the remainder of the year and actual results in the year to date and the requirement to maintain a cash reserve. As of March 31, 2022, the difference between earnings allocated to members’ capital accounts and net income available to members was approximately $50,000, and is expected to be offset by future earnings in excess of net distributions in 2022 as a result of borrower payments received including forgone interest on loans designated non-accrual.

Redemptions of members capital

Redemptions of members’ capital for the three months ended March 31, 2022 and 2021 are presented in the following table ($ in thousands).

Redemptions	2022	2021
Without penalty	$1,816	$750
With penalty	111	177
Total	$1,927	$927
Early withdrawal penalties	$3	$8

At March 31, 2022, scheduled redemptions of members' capital were approximately $1.8 million, substantially all of which is payable in 2022. None of the scheduled redemptions at March 31, 2022 were subject to early withdrawal penalties.

Total redemptions in 2022 are expected to be approximately $5.3 million, being the sum of March 31, 2022 redemptions of approximately $1.9 million plus the scheduled redemptions of approximately $1.8 million at March 31, 2022 plus expected new redemption requests of approximately $1.6 million to be paid in 2022. The expected net change of approximately $3.1 million in members’ capital results from expected new unit purchases (i.e., DRIP units) of $2.2 million. The net change in members’ capital in 2023 and later years is expected to approximate the net change in 2022.

Borrowings

In March 2020, RMI IX entered into a revolving line of credit and term loan agreement. For the three months ended March 31, 2022, the line of credit had an average daily balance of approximately $5.5 million. At March 31, 2022, the balance was $7,000,000.

See Note 5 (Line of Credit) to the financial statements included in Part I, Item 1 of this report for a detailed presentation of the activity and discussion on the terms and provisions of the loan agreement and the First Loan Modification Agreement dated March 4, 2022, which presentation is incorporated by this reference into this Item 2.

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

Contractual obligations and commitments

At March 31, 2022, the company had no construction or rehabilitation loans outstanding, no loan commitments pending, and no off-balance sheet arrangements as such arrangements are not permitted by the Operating Agreement. Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report presents detailed discussion of the company’s contractual obligations to RMC.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the manager’s or company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2022, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business. In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes or protect or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance.

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

As of March 31, 2022, the gross proceeds from sales of units to our members under our DRIP pursuant to the May 9, 2019 Form S-3 Registration Statement (after May 9, 2019) was approximately $6,660,000.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: May 16, 2022	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer)