Form 10-Q
period 2022-06-30
Redwood Mortgage Investors IX
filed 2022-08-15
CIK 1448038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

2

REDWOOD MORTGAGE INVESTORS IX, LLC

3

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC

Balance Sheets

June 30, 2022 (unaudited) and December 31, 2021 (audited)

($ in thousands)

	June 30,	December 31,
ASSETS	2022	2021
Cash, in banks	$4,143	$1,033
Loan payments in trust	36	67
Loans
Principal	76,900	81,097
Advances	16	17
Accrued interest	613	529
Prepaid interest	(445)	(643)
Loan balances secured by deeds of trust	77,084	81,000
Allowance for loan losses	(55)	(55)
Loan balances secured by deeds of trust, net	77,029	80,945

Debt issuance costs, net	50	14
Prepaid expenses	6	25
Total assets	$81,264	$82,084

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable and accrued liabilities	$76	$75
Payable to related parties	56	101
Line of credit	9,900	8,480
Total liabilities	10,032	8,656

Commitments and contingencies (Note 6)

Members’ and manager’s capital, net	74,446	76,816
Receivable from manager (formation loan)	(3,214)	(3,388)
Members’ and manager’s capital, net of formation loan	71,232	73,428
Total liabilities and members’ capital	$81,264	$82,084

The accompanying notes are an integral part of these unaudited financial statements.

4

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Income

For the Three and Six Months Ended June 30, 2022 and 2021 (unaudited)

($ in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Interest income	$1,536	$1,705	$3,157	$3,385
Interest expense	(116)	(123)	(198)	(259)
Net interest income	1,420	1,582	2,959	3,126
Late fees	3	23	17	32
Gain on sale, loans	12	—	12	—
Total revenue, net	1,435	1,605	2,988	3,158

Provision for (recovery of) loan losses	—	—	—	—

Operations expense
Mortgage servicing fees to Redwood Mortgage Corp.	47	52	97	104
Asset management fees to Redwood Mortgage Corp.	138	141	276	282
Costs from Redwood Mortgage Corp., net (Note 3)	80	79	166	144
Professional services	131	141	394	374
Other	15	13	15	24
Total operations expense	411	426	948	928
Net income	$1,024	$1,179	$2,040	$2,230

Net income
Members (99%)	$1,014	$1,167	$2,020	$2,208
Manager (1%)	10	12	20	22
	$1,024	$1,179	$2,040	$2,230

The accompanying notes are an integral part of these unaudited financial statements.

5

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Changes in Members’ and Manager’s Capital

For the Three Months Ended June 30, 2022 (unaudited)

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at March 31, 2022	$76,654	$82	$(1,351)	$75,385
Net income	1,014	10	—	1,024
Earnings distributed to members	(1,034)	(10)	—	(1,044)
Earnings distributed used in DRIP	506	—	—	506
Members’ redemptions	(1,449)	—	—	(1,449)
Organization and offering expenses allocated	(71)	—	71	—
Organization and offering expenses repaid by RMC	—	—	24	24
Balance at June 30, 2022	$75,620	$82	$(1,256)	$74,446

For the Six Months Ended June 30, 2022 (unaudited)

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at December 31, 2021	$78,192	$82	$(1,458)	$76,816
Net income	2,020	20	—	2,040
Earnings distributed to members	(2,105)	(20)	—	(2,125)
Earnings distributed used in DRIP	1,033	—	—	1,033
Members’ redemptions	(3,376)	—	—	(3,376)
Organization and offering expenses allocated	(144)	—	144	—
Organization and offering expenses repaid by RMC	—	—	58	58
Balance at June 30, 2022	$75,620	$82	$(1,256)	$74,446

The accompanying notes are an integral part of these unaudited financial statements.

6

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Changes in Members’ and Manager’s Capital

For the Three Months Ended June 30, 2021 (unaudited)

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at March 31, 2021	$80,286	$192	$(1,759)	$78,719
Net income	1,167	12	—	1,179
Earnings distributed to members	(1,119)	—	—	(1,119)
Earnings distributed used in DRIP	559	—	—	559
Members’ redemptions	(1,773)	—	—	(1,773)
Organization and offering expenses allocated	(77)	—	77	—
Organization and offering expenses repaid by RMC	—	—	35	35
Early withdrawal penalties	—	—	1	1
Balance at June 30, 2021	$79,043	$204	$(1,646)	$77,601

For the Six Months Ended June 30, 2021 (unaudited)

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at December 31, 2020	$80,801	$182	$(1,858)	$79,125
Net income	2,208	22	—	2,230
Earnings distributed to members	(2,245)	—	—	(2,245)
Earnings distributed used in DRIP	1,133	—	—	1,133
Members’ redemptions	(2,700)	—	—	(2,700)
Organization and offering expenses allocated	(154)	—	154	—
Organization and offering expenses repaid by RMC	—	—	53	53
Early withdrawal penalties	—	—	5	5
Balance at June 30, 2021	$79,043	$204	$(1,646)	$77,601

The accompanying notes are an integral part of these unaudited financial statements.

7

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Six Months Ended June 30, 2022 and 2021 (unaudited)

($ in thousands)

	Six Months Ended June 30,
	2022	2021
Operations
Interest income received	$2,872	$3,510
Interest expense paid	(179)	(237)
Late fees and other loan income	3	114
Operations expense	(971)	(966)
Total cash provided by operations	1,725	2,421
Investing – loans
Loans funded	(12,190)	(18,381)
Principal collected	16,459	19,903
Loans transferred from related mortgage fund	(996)	(4,672)
Loans transferred to related mortgage funds	—	2,560
Loans sold to non-affiliate	984	2,988
Advances collected (funded)	1	(10)
Promissory note funded to related party	1,000	—
Promissory note repaid by related party	(1,000)	—
Total cash provided by investing	4,258	2,388
Financing
Members’ capital
Distributions to members
Earnings distributed, net of DRIP	(1,092)	(1,112)
Redemptions, net of early withdrawal penalties	(3,373)	(2,689)
Total distributions to members	(4,465)	(3,801)
Organization and offering expenses repaid by RMC, net	58	53
Early withdrawal penalties	(3)	—
Cash used in members' capital	(4,410)	(3,748)
Line of credit
Advances	9,900	2,655
Repayments	(8,480)	(5,055)
Debt issuance costs	(57)	—
Cash provided by (used in) line of credit	1,363	(2,400)
Formation loan collected	174	238
Total cash used in financing	(2,873)	(5,910)
Net increase (decrease) in cash	3,110	(1,101)
Cash, beginning of period	1,033	2,299
Cash, end of period	$4,143	$1,198

Non-cash financing activities for the six months ended June 30, 2022 and 2021 include earnings distributed to the dividend reinvestment plan of $1,033,000 and $1,133,000, respectively.

Non-cash financing activities for the six months ended June 30, 2021 also include early withdrawal penalties of approximately $11,000 which reduced members’ capital by approximately $5,000 as these amounts were applied to unallocated organizational and offering expenses and the formation loan in the amount of approximately $6,000.

The accompanying notes are an integral part of these unaudited financial statements.

8

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Six Months Ended June 30, 2022 and 2021 (unaudited)

($ in thousands)

	Six Months Ended June 30,
Reconciliation of net income to total cash provided by operations	2022	2021
Net income	$2,040	$2,230
Adjustments to reconcile net income to net cash provided by operations
Gain on sale, loans	(12)	—
Amortization of debt issuance costs	21	27
Change in operating assets and liabilities
Loan payments in trust	(14)	81
Accrued interest	(86)	(23)
Prepaid interest	(199)	148
Prepaid expenses	19	—
Receivable from related party	—	(56)
Accounts payable and accrued liabilities	1	4
Payable to related parties	(45)	10
Total adjustments	(315)	191
Total cash provided by operations	$1,725	$2,421

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2022 (unaudited)

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

In the opinion of management of RMC, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These unaudited financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results to be expected for the full year.

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

The company’s net income, cash available for distribution, and net-distribution rate fluctuate depending on:

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

Federal and state income taxes are the obligation of the members, other than the annual California franchise tax and the California LLC gross receipts tax. The tax basis in the net assets of the company differs from the book basis by the amount of the allowance for loan losses.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2022 (unaudited)

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

Distribution policy/Distribution reinvestment plan (DRIP)

Cash available for distribution at the end of each calendar month is allocated ninety-nine percent (99%) to the members and one percent (1%) to the manager. Cash available for distribution means cash flow from operations (excluding repayments for loan principal and other capital transaction proceeds) less amounts set aside for creation or restoration of reserves. The manager may withhold from cash otherwise distributable to the members with respect to any period the respective amounts of organization and offering (“O&O”) expenses allocated to the members’ accounts for the applicable period pursuant to the company’s reimbursement to RMC and allocation to members’ accounts of O&O expenses. The amount otherwise distributable, less the respective amounts of O&O expenses allocated to members, is the net distribution. Per the terms of the Operating Agreement, cash available for distribution to the members is allocated among the members in proportion to their percentage interests (except with respect to differences in the amounts of O&O expenses allocated to the respective members during the applicable period) and in proportion to the number of days during the applicable month that they owned such percentage interests.

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

In May 2019, the company filed a Registration Statement on Form S-3 with the SEC (SEC File No. 333-231333) that went effective May 9, 2019, to offer up to 15,000,000 units ($15,000,000) to members of record as of April 30, 2019 who had previously elected to participate in the DRIP or who later provide written notice to the manager electing to participate in the DRIP, in those states in which approval has been obtained. As of June 30, 2022, the aggregate gross proceeds from sales of units to members under the company's DRIP pursuant to the May 2019 Form S-3 Registration Statement is approximately $7,166,000.

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

June 30, 2022 (unaudited)

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

The company redeems units quarterly, subject to certain limitations provided for in the Operating Agreement. The maximum number of units which may be redeemed per quarter per individual member may not exceed the greater of (i) 100,000 units, or (ii) 25% of the member’s total outstanding units. For redemption requests requiring more than one quarter to fully redeem, the percentage discount amount if any, that applies when the redemption payments begin continues to apply throughout the redemption period and applies to all units covered by such redemption request regardless of when the final redemption payment is made.

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

Pursuant to the Operating Agreement, the company will not, in any calendar year, redeem more than five percent (5%) (or in any calendar quarter 1.25%) of the weighted average number of units outstanding during the twelve-month period immediately prior to the date of the redemption; however, the manager may, but is not required to, waive this limitation if it deems it in the best interest of the company. In the event unit withdrawal requests exceed 5% in any calendar year (or 1.25% in any calendar quarter), and are held by the company, units will be redeemed in the order of priority provided in the Operating Agreement. The manager may, in its sole discretion, also waive any other holding periods or penalties applicable to redemptions in the event of the death of a member or other exigent circumstances or if the manager believes such wavier is in the best interests of the company.

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

June 30, 2022 (unaudited)

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

June 30, 2022 (unaudited)

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

Non-performing loans (i.e., loans with a payment in arrears) less than 180 days delinquent continue to recognize interest income as long as the loan is in the process of collection and is considered to be well-secured. Non-performing loans are placed on non-accrual status if 180 days delinquent or earlier if management determines that the primary source of repayment will come from the foreclosure and subsequent sale of the collateral securing the loan (which usually occurs when a notice of sale is filed) or when the loan is no longer considered well-secured. When a loan is placed on non-accrual status, the accrual of interest is discontinued for accounting purposes only; however, previously recorded interest is not reversed. A loan may return to accrual status when all delinquent interest and principal payments become current in accordance with the terms of the loan agreement. Late fees are recognized in the period received.

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

June 30, 2022 (unaudited)

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

Payments on loans designated impaired are applied in the following order: late fees, accrued interest, advances, and lastly to principal.

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

June 30, 2022 (unaudited)

Recently issued accounting pronouncements

-
Accounting and Financial reporting for Expected Credit Losses

The Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (“ASU”) that significantly changes how entities will account for credit losses for most financial assets that are not measured at fair value through net income. The new standard will supersede currently in effect guidance and applies to all entities. Entities will be required to use a current expected credit loss (“CECL”) model to estimate credit impairment. This estimate will be forward-looking, meaning management will be required to use not only historical trends and current conditions, but must also consider forecasts about future economic conditions to determine the expected credit loss over the remaining life of an instrument. This will be a significant change from the current incurred credit loss model, and generally may result in allowances being recognized in earlier periods than under the current credit loss model. The ASU is effective for smaller reporting companies for interim and annual reporting periods beginning in 2023.

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

NOTE 3 – MANAGER AND OTHER RELATED PARTIES

The Operating Agreement provides for compensation to the manager and for the reimbursement of qualifying costs as detailed below. RMC is entitled to 1% of the net income or loss of the company. RMC - at its sole discretion - collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income), which increased the net income, cash available for distribution, and the net-distribution rate. The cost-reimbursement waivers in the three and six months ended June 30, 2022 and 2021, by RMC were not made for the purpose of providing RMI IX with sufficient funds to satisfy any required level of distributions, as the Operating Agreement has no such required level of distributions, nor to meet withdrawal requests.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2022 (unaudited)

The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $183,000 and $158,000 in the three months ended June 30, 2022 and 2021, respectively, and $370,000 and $304,000 in the six months ended June 30, 2022 and 2021, respectively. The reimbursement of costs waived by RMC was approximately $103,000 and $79,000 in the three months ended June 30, 2022 and 2021, respectively, and $204,000 and $160,000 in the six months ended June 30, 2022 and 2021, respectively. Total costs reimbursed to RMC by RMI IX were approximately $80,000 and $79,000 in the three months ended June 30, 2022 and 2021, respectively, and $166,000 and $144,000 in the six months ended June 30, 2022 and 2021, respectively.

Loan administrative fees

The manager is entitled to receive a loan administrative fee of up to one percent (1%) of the principal amount of each new loan funded or acquired for services rendered in connection with the selection and underwriting of loans payable upon the closing or acquisition of each loan. Since August 2015, RMC, at its sole discretion, has waived loan administrative fees on new originations. The total amount of loan administrative fees waived was approximately $112,000 and $122,000 in the three months ended June 30, 2022 and 2021, respectively, and $122,000 and $184,000 in the six months ended June 30, 2022 and 2021, respectively.

Commissions and fees paid by the borrowers to RMC

-
Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation and negotiation of loans (including extensions), RMC may collect a loan brokerage commission that is expected to range from approximately 1.5% to 5% of the principal amount of each loan made during the year. Total loan brokerage commissions are limited to an amount not to exceed 4% of the total company assets per year. The loan brokerage commissions are paid by the borrowers to RMC, and thus are not an expense of the company. Loan brokerage commissions paid by the borrowers to RMC approximated $248,000 and $266,000 for the three months ended June 30, 2022 and 2021, respectively, and $261,000 and $427,000 for the six months ended June 30, 2022 and 2021, respectively.

-
Other fees

RMC receives fees for processing, notary, document preparation, credit investigation, reconveyance and other mortgage related fees. The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the company.

Formation loan

Commissions for unit sales to new members paid to broker-dealers (“B/D sales commissions”) and premiums paid to certain investors upon the purchase of units were paid by RMC and were not paid directly by RMI IX out of unit-sales proceeds. Instead, RMI IX advanced to RMC amounts sufficient to pay the B/D sales commissions and premiums to be paid to investors. Such advances in total were not to exceed seven percent (7%) of offering proceeds. The receivable arising from the advances is unsecured and non-interest bearing and is referred to as the “formation loan.” When offerings of units to new members ended on April 30, 2019, such advances totaled $5,627,000, of which $3,214,000 remains outstanding at June 30, 2022.

Formation loan transactions for the six months ended June 30, 2022 and 2021 are presented in the following table ($ in thousands).

	2022	2021
Balance, January 1	$3,388	$3,812
Payments received from RMC	(174)	(238)
Early withdrawal penalties applied	—	(6)
Balance, June 30	$3,214	$3,568

In March 2022 the Operating Agreement was amended to extend the term for the repayment of the formation loan to December 2038 to coincide with the extended term of the company. In accordance with the amended Operating Agreement, the formation loan is repayable by RMC in annual installments of approximately $208,000 which may be paid by RMC either in full on December 31st of each calendar year during the term of the company (each, an “Annual Payment Date”) or in four equal quarterly installments beginning on the Annual Payment Date and continuing thereafter on the last day of each calendar quarter in the following year. Any amount of the formation loan balance remaining unpaid on the last day of the company term, is payable in full on that date. The primary source of repayment of the formation loan are the loan brokerage commissions earned by RMC. The formation loan is forgiven if the manager is removed and RMC is no longer receiving payments for services rendered. As such, the formation loan is presented as contra equity.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2022 (unaudited)

Redemptions of members’ capital

Redemptions of members’ capital for the three and six months ended June 30, 2022 and 2021 are presented in the following table ($ in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
Redemptions	2022	2021	2022	2021
Without penalty	$1,449	$1,683	$3,265	$2,432
With penalty	—	90	111	268
Total	$1,449	$1,773	$3,376	$2,700
Early withdrawal penalties	$—	$2	$3	$11

At June 30, 2022, scheduled redemptions of members’ capital were $1.6 million, all of which are payable in 2022. None of the scheduled redemptions at June 30, 2022 were subject to early withdrawal penalties.

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

Unallocated O&O transactions for the six months ended June 30, 2022 and 2021 are summarized in the following table ($ in thousands).

	2022	2021
Balance, January 1	$1,458	$1,858
O&O expenses allocated	(144)	(154)
O&O expenses paid by RMC(1)	(58)	(53)
Early withdrawal penalties applied (2)	—	(5)
Balance, June 30	$1,256	$1,646

(1)
RMC is obligated per the Operating Agreement to repay RMI IX for the amount of unallocated O&O expenses attributed to a member’s capital account if the member redeems prior to the 40 quarterly allocations. RMC estimated its future obligation to repay unallocated O&O expenses on scheduled redemptions as of June 30, 2022, to be approximately $24,000.
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

Other related party transactions

-
Payable to/receivable from related parties

From time to time, in the normal course of business operations, the company may have payables to and/or receivables from related parties. At June 30, 2022, the payable to related parties balance of approximately $56,000 consisted of accounts payable to the manager. There were no receivables from related parties at June 30, 2022.

At December 31, 2021, the payable to related parties balance of approximately $101,000 consisted of accounts payable to the manager of $168,000, which was partially offset by a receivable due from the manager of $67,000. The receivable was received from the manager and the payable was paid to the manager in March 2022.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2022 (unaudited)

-
Loan transactions with related parties

In the ordinary course of business, performing loans may be transferred by executed assignment, in-part or in-full, between the RMC managed mortgage funds at par value, which approximates market value.

In the six months ended June 30, 2022, a related mortgage fund transferred to RMI IX one performing loan with aggregate principal of approximately $996,000 in-full at par value, which approximates fair value. In the six months ended June 30, 2021, a related mortgage fund transferred to RMI IX five performing loans with aggregate principal of approximately $4,672,000 in-full at par value which approximates fair value. RMI IX paid cash for the loans and the related mortgage fund has no continuing obligation or involvement with the loans.

In the six months ended June 30, 2021, RMI IX transferred to two related mortgage funds five performing loans with aggregate principal of approximately $2,560,000 in-full at par value, which approximates fair value. The related mortgage funds paid cash for the loans and RMI IX has no continuing obligation or involvement with the loans. No loans were transferred to related mortgage funds in the six months ended June 30, 2022.

-
Promissory note funded to/repaid by related parties

On April 15, 2022, the company loaned $1,000,000 to a related party. This amount was utilized by the related party to fund a mortgage loan made by the related party in the amount of $3,500,000, which mortgage loan was secured by a deed of trust encumbering a real property consisting of six (6) tenancy-in-common units (each, a “TIC Unit”). At the time the mortgage loan was made, one of the TIC Units was in contract for sale with a scheduled closing date of April 18, 2022 and the mortgage loan borrower had agreed to utilize the net proceeds of the sale of the TIC Unit to pay down the mortgage loan in exchange for a partial release of the deed of trust securing the mortgage loan (“Release Proceeds”). The note evidencing the loan by the company to the related party accrued interest at the same rate of 7.75% as the mortgage loan and the company’s loan to the related party was secured by a pledge of all payments received by the related party under the mortgage loan, including the Release Proceeds. The note matured on April 30, 2022. The Release Proceeds were received by the related party on April 18, 2022 and thereafter all principal and interest due to the company under its note from the related party was paid in full

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years. Loans acquired are generally done so within the first six months of origination and are purchased at par value, which approximates fair value. See Note 3 (Manager and Other Related Parties) for a description of loans transferred by executed assignments between the related mortgage funds.

As of June 30, 2022, 48 loans outstanding (representing 98% of the aggregate principal of the company’s loan portfolio) have a loan term of five years or less. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment penalty provision.

As of June 30, 2022, 26 loans provide for monthly payments of interest only, with the principal due at maturity, and 25 loans outstanding (representing 31% of the aggregate principal of the company’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal due at maturity. The remaining loans provide for monthly payments of interest only, with the principal due at maturity.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2022 (unaudited)

Secured loans unpaid principal balance (principal)

Secured loan transactions for the three and six months ended June 30, 2022 are summarized in the following table ($ in thousands).

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Principal, beginning of period	$64,293	$81,097
Loans funded	11,190	12,190
Principal collected(1)	(4,519)	(16,413)
Loans transferred to held for sale(2)	—	(5,910)
Loans transferred from held for sale	4,940	4,940
Loans transferred from related mortgage fund	996	996
Principal, end of period	$76,900	$76,900

(1)
Includes principal collected and held in trust at June 30, 2022 of approximately $2,000 offset by principal collected and held in trust at December 31, 2021 of approximately $48,000 which was disbursed to the company in January 2022.
(2)
In May 2022, one loan with principal of $970,000 was sold to an unaffiliated third party. The company recognized a gain of approximately $12,000 net of commissions to and transaction costs from third parties.

During the three and six months ended June 30, 2022, the company extended three and seven maturing (or matured) loans with aggregated principal of approximately $4,548,000 and $7,806,000 respectively, which are not included in the transactions shown in the table above. The loans have an average extension period of approximately 12 months. The loans were current and deemed well collateralized (i.e., the LTV at the time of extension was within the company's lending guidelines). Additionally, interest rates charged to borrowers may be adjusted in conjunction with the loan extensions to reflect current market conditions.

The company funds loans with the intent to hold the loans until maturity, although from time to time the company may sell certain loans when the manager determines it to be in the best interest of the company.

Pursuant to California regulatory requirements, borrower payments are deposited into a trust account established by RMC with an independent bank (and are presented on the balance sheet as “Loan payments in trust”). Funds are disbursed to the company as collected which can range from same day for wire transfers and up to two weeks after deposit for checks. Loan payments in trust at June 30, 2022, were disbursed to the company’s account by July 12, 2022. Loan payments in trust at December 31, 2021 were disbursed to the company’s account by January 15, 2022.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2022 (unaudited)

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	June 30,	December 31,
	2022	2021
Number of secured loans	51	54
Secured loans – principal	$76,900	$81,097
Secured loans – lowest interest rate (fixed)	6.8%	6.8%
Secured loans – highest interest rate (fixed)	11.0%	10.0%

Average secured loan – principal	$1,508	$1,502
Average principal as percent of total principal	2.0%	1.9%
Average principal as percent of members’ capital, net	2.0%	2.0%
Average principal as percent of total assets	1.9%	1.8%

Largest secured loan – principal	$6,735	$6,750
Largest principal as percent of total principal	8.8%	8.3%
Largest principal as percent of members’ capital, net	9.0%	8.8%
Largest principal as percent of total assets	8.3%	8.2%

Smallest secured loan – principal	$147	$148
Smallest principal as percent of total principal	0.2%	0.2%
Smallest principal as percent of members’ capital, net	0.2%	0.2%
Smallest principal as percent of total assets	0.2%	0.2%

Number of California counties where security is located	12	12
Largest percentage of principal in one California county	26.0%	32.1%

Number of secured loans with prepaid interest	1	2
Prepaid interest	$445	$643

As of June 30, 2022, the company's largest loan with principal of $6,735,000 is secured by an office property located in Santa Clara County, bears an interest rate of 8.25% and matures on October 1, 2022. As of June 30, 2022, the loan was performing and in first lien position.

As of June 30, 2022, the company had no commitments to lend outstanding and had no construction or rehabilitation loans outstanding.

Lien position

At funding, secured loans had the lien positions presented in the following table ($ in thousands).

	June 30, 2022			December 31, 2021
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	37	$64,416	84%	38	$69,327	85%
Second trust deeds	14	12,484	16	16	11,770	15
Total principal, secured loans	51	76,900	100%	54	81,097	100%
Liens due other lenders at loan closing		22,089			31,338
Total debt		$98,989			$112,435
Appraised property value at loan closing		$213,343			$215,683
Percent of total debt to appraised values (LTV) at loan closing(3)		55.6%			58.0%

(3)
Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing nor does it include decreases or increases on senior liens to other lenders.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2022 (unaudited)

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	June 30, 2022			December 31, 2021
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(4)	24	$23,010	30%	25	$24,236	30%
Commercial	17	37,642	49	19	41,923	52
Multi-family	9	14,748	19	9	13,438	16
Land	1	1,500	2	1	1,500	2
Total principal, secured loans	51	$76,900	100%	54	$81,097	100%

(4)
Single family property type as of June 30, 2022 consists of 9 loans with principal of approximately $6,491,000 that are owner occupied and 15 loans with principal of approximately $16,519,000 that are non-owner occupied. At December 31, 2021, single family property type consisted of 7 loans with principal of approximately $4,619,000 that are owner occupied and 18 loans with principal of approximately $19,617,000 that are non-owner occupied.

Distribution of secured loans - principal within California

The distribution of secured loans within California by counties is presented in the following table ($ in thousands).

	June 30, 2022		December 31, 2021
	Principal	Percent	Principal	Percent
San Francisco Bay Area(5)
San Francisco	$19,667	25.6%	$22,919	28.3%
San Mateo	7,096	9.2	4,985	6.1
Santa Clara	19,973	26.0	26,064	32.1
Alameda	2,684	3.5	5,637	7.0
Contra Costa	2,243	2.9	668	0.8
	51,663	67.2	60,273	74.3
Other Northern California
Placer	1,500	1.9	1,500	1.8
Tehama	405	0.5	405	0.5
Butte	290	0.4	292	0.4
	2,195	2.8	2,197	2.7
Northern California Total	53,858	70.0	62,470	77.0
Los Angeles & Coastal
Los Angeles	6,614	8.6	3,621	4.5
Orange	9,042	11.8	8,444	10.4
San Diego	6,996	9.1	6,043	7.5
	22,652	29.5	18,108	22.4
Other Southern California
San Bernardino	—	0.0	519	0.6
Riverside	390	0.5	—	0.0
	390	0.5	519	0.6
Southern California Total	23,042	30.0	18,627	23.0
Total principal, secured loans	$76,900	100.0%	$81,097	100.0%

(5)
Includes Silicon Valley

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2022 (unaudited)

Scheduled maturities/Secured loans - principal

Secured loans scheduled to mature in periods as of and after June 30, 2022 , are presented in the following table ($ in thousands).

	Loans	Principal	Percent
2022(6)	10	$18,185	24%
2023	22	38,037	49
2024	7	10,954	14
2025	5	3,496	5
2026	—	—	0
Thereafter	3	1,598	2
Total scheduled maturities	47	72,270	94
Matured as of June 30, 2022(7)	4	4,630	6
Total principal, secured loans	51	$76,900	100%

(6)
Loans scheduled to mature in 2022 after June 30.
(7)
See Delinquency/Secured Loans with Payments in Arrears below for more information on matured loans.

Scheduled maturities are presented based on the most recent in-effect agreement with the borrower, including forbearance agreements. As a result, matured loans at June 30, 2022, for the scheduled maturities table above may differ from the same captions in the tables of delinquencies and payment in arears presented below that do not consider forbearance agreements. For matured loans, the company may continue to accept payments while pursuing collection of principal or while negotiating an extension of the loan’s maturity date.

It is the company’s experience that the timing of future cash receipts from secured loans will differ from scheduled maturities. Loans may be repaid or renewed before, at or after the contractual maturity date.

Delinquency/Secured loans - principal

Secured loans summarized by payment-delinquency status are presented in the following table ($ in thousands).

	June 30, 2022		December 31, 2021
	Loans	Principal	Loans	Principal
Current	41	$63,516	47	$72,116
Past Due
30-89 days	5	8,570	4	7,165
90-179 days	2	686	1	930
180 or more days	3	4,128	2	886
Total past due	10	13,384	7	8,981
Total principal, secured loans	51	$76,900	54	$81,097

At June 30, 2022, there were no forbearance agreements in effect and none were made during the six months ended June 30, 2022.

At June 30, 2022, and December 31, 2021, the company had in effect one loan-payment modification/workout agreement (principal of $990,000) which was not deemed to be a troubled debt restructuring.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2022 (unaudited)

Delinquency/Secured loans with payments in arrears

Non-performing secured loans at June 30, 2022, and December 31, 2021, had principal payments in arrears totaling $4,632,000 (10 loans) and $2,285,000 (7 loans), respectively, and interest payments in arrears totaling $240,000 and $125,000, respectively. Payments in arrears for non-performing secured loans (i.e., monthly interest and principal payments past due 30 or more days) at June 30, 2022 and December 31, 2021, are presented in the following tables ($ in thousands).

	Loans		Principal		Interest(8)
At June 30, 2022	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	—	5	$—	$1	$—	$129	$130
90-179 days (4-6 payments)	1	1	502	1	—	4	507
180 or more days (more than 6 payments)	3	—	4,128	—	107	—	4,235
Total past due	4	6	$4,630	$2	$107	$133	$4,872

(8)
Interest includes foregone interest of approximately $68,000 on non-accrual loans for monthly payments in arrears. June 2022 interest is due July 1, 2022 and is not included in the payments in arrears at June 30, 2022.

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

(9)
Interest includes foregone interest of approximately $63,000 on non-accrual loans with monthly payments in arrears. December
2021 interest is due January 1, 2022 and is not included in the payments in arrears at December 31, 2021.

Delinquency/Secured loans in non-accrual status

Secured loans in non-accrual status are summarized in the following table ($ in thousands).

	June 30, 2022	December 31, 2021
Number of loans	2	2
Principal	$1,918	$1,576
Advances	2	1
Accrued interest	—	35
Total recorded investment	$1,920	$1,612
Foregone interest	$81	$67

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2022 (unaudited)

Non-performing loans are placed on non-accrual status the first day of the following month after it is 180 days delinquent or earlier if management determines that the primary source of repayment will come from the foreclosure and subsequent sale of the collateral securing the loan (which usually occurs when a notice of sale is filed) or when the loan is no longer considered well-secured. When a loan is placed on non-accrual status, the accrual of interest is discontinued for accounting purposes only (i.e., foregone interest in the table above); however, previously recorded interest is not reversed. Once the payments are made current, interest income is recognized.

At June 30, 2022, four loans with aggregate principal of $3,886,000 were 90 days or more past due and were not in non-accrual status.

At December 31, 2021, two loans with aggregate principal of $1,230,000 were 90 days or more past due and were not in non-accrual status.

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

There was no activity in the allowance for loan losses for the three and six months ended June 30, 2022 and 2021. The balance of the allowance for loan losses at June 30, 2022 and December 31, 2021 was $55,000.

Loans designated impaired are presented in the following table ($ in thousands).

	June 30, 2022	December 31, 2021
Number of loans	4	4
Principal	$5,118	$2,806
Recorded investment(10)	5,226	2,852
Impaired loans without allowance	5,226	2,852
Impaired loans with allowance	—	—
Allowance for loan losses, impaired loans	—	—
Weighted average LTV at origination	44.1%	49.5%

(10)
Recorded investment is the sum of the principal, advances, and accrued interest receivable for financial reporting purposes.

Loans designated impaired had an average recorded investment, interest income recognized and interest income received in cash for the six months ended June 30, 2022 and the year ended December 31, 2021, as presented in the following table ($ in thousands).

	June 30, 2022	December 31, 2021
Average recorded investment	$4,039	$5,374
Interest income recognized	168	167
Interest income received in cash	109	170

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2022 (unaudited)

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

June 30, 2022 (unaudited)

Commercial land - Commercial land has many variations/uses, thus requiring management to employ a variety of methods depending upon the unique characteristics of the subject land, including a determination of its highest and best use. Management may rely on information in the form of a sale comparison analysis (where adequate sale comps are available), brokers’ opinion of value, or appraisal.

NOTE 5 – LINE OF CREDIT

Activity involving the line of credit during the six months ended June 30, 2022 and 2021 is presented in the following table ($ in thousands).

	2022	2021
Balance, January 1,	$8,480	$10,000
Draws	9,900	2,655
Repayments	(8,480)	(5,055)
Balance, June 30,	$9,900	$7,600
Line of credit - average daily balance	$7,035	$9,240

In March 2020, RMI IX entered into a revolving line of credit and term loan agreement with Western Alliance Bank (bank) which is governed by the terms of the Business Loan Agreement (Revolving Line of Credit and Term Loan Agreement) between the bank and company (original credit agreement), which was as amended and modified by the First Loan Modification Agreement made effective March 4, 2022 (the “modification agreement” and together with the original credit agreement, the “credit agreement of 2022”).

Under the terms of the credit agreement of 2022, RMI IX can borrow up to a maximum principal of $10 million subject to a borrowing base calculation set forth in the credit agreement and the amounts advanced under the credit agreement are secured by a first priority security interest in the notes and deeds of trust of the pledged loans in the borrowing base. The maturity date is March 13, 2024 when all amounts outstanding are then due. RMI IX has the option prior at maturity date to convert – for a fee of one-quarter of one percent (0.25%) – the then outstanding principal balance to a two-year term loan maturing in March 2026.

Prior to the modification agreement, interest on outstanding principal was payable monthly and accrued at the per annum rate of the greater of (i) five percent (5%) or (ii) the sum of the one-month LIBOR rate plus three and one-quarter percent (3.25%). The modification agreement replaced LIBOR as the reference rate under the credit agreement with the 30-day American Interbank Offered Rate Term -30 Index published for loans in United States Dollars by the American Financial Exchange (Ameribor). Following the modification agreement, interest on the outstanding principal under the credit line is payable monthly and accrues at the annual rate that is the greater of: (i) the Ameribor Rate plus three and one-quarter percent (3.25%) and (ii) five percent (5.0%).

If the company does not maintain the required compensating balance with a minimum daily average of $1.0 million for the calendar quarter, the interest rate automatically increases by one-quarter of one percent (0.25%) above that rate which would otherwise be applicable for the next calendar quarter retroactive to the beginning of the calendar quarter in which the compensating balance is not maintained. At June 30, 2022, the interest rate was five percent (5%).

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

Advances on the line of credit are to be used exclusively to fund secured loans. The credit agreement provides for customary financial and borrowing base reporting by the company to the bank and specifies that the company shall maintain (i) minimum tangible net worth of $50 million, net of amounts due from related companies; (ii) debt service coverage ratio at all times of not less than 2.00 to 1.00; and (iii) loan payment delinquency of less than ten percent (10.0%) at calendar quarter-end, calculated as the principal of loans with payments over 61-days past due as determined by the bank’s guidance, less loan loss allowances, divided by total principal of the company’s loans. The credit agreement provides that in the event the credit payment delinquency rate exceeds 10.0% as of the end of any quarter, the bank will cease to make any further advances but agrees not to accelerate repayment of the loan.

At June 30, 2022 and December 31, 2021, aggregate principal of pledged loans was approximately $21,187,000 and $20,472,000, respectively, with a maximum allowed advance thereon of approximately $10,000,000, subject to the borrowing base calculation.

The debt issuance costs from the original credit agreement were fully amortized in March 2022. Debt issuance costs of approximately $57,000 from the modification agreement are being amortized over the two-year term of the modification agreement. Amortized debt issuance costs included in interest expense approximated $7,000 and $13,700 for the three months ended June 30, 2022 and 2021 and $21,000 and $27,400 for the six months ended June 30, 2022 and 2021 respectively.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2022 (unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

Commitments

Note 3 (Manager and Other Related Parties) presents a detailed discussion of the company’s contractual obligations to RMC and scheduled redemptions of members’ capital at June 30, 2022.

Legal proceedings

As of June 30, 2022, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business. In the normal course of its business, the company may become involved in legal proceedings (such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc.) to collect the debt owed under the promissory notes, to enforce the provisions of the deeds of trust, to protect its interest in the real property subject to the deeds of trust and to resolve disputes with borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the net income or balance sheet of the company.

NOTE 7 – SUBSEQUENT EVENTS

The manager evaluated events occurring subsequent to June 30, 2022 and determined that there were no events or transactions occurring during this reporting period that require recognition or disclosure in the unaudited financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (or SEC). The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operations results to be expected for the full year.

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

•
changes in economic conditions, interest rates, or changes in California real estate markets;
•
the impact of competition and competitive pricing for mortgage loans;
•
the manager’s ability to make and arrange for loans that fit our investment criteria;
•
whether we will have any future loan sales to unaffiliated third parties, and if we do, the gain, net of expenses, and the volume and timing of loan sales to unaffiliated third parties, which to date have provided only immaterial gains to us;
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

Redemptions are made once a quarter, on the last business day of the quarter. The maximum number of units that a member may redeem in any year and the maximum amount of redemption available in any period to members are subject to certain limitations. Except as described below, the company will not:

•
in any calendar year, redeem more than 5%; or
•
in any calendar quarter, redeem more than 1.25% of the weighted average number of units outstanding during the twelve (12) month period immediately prior to the date of redemption.

The manager may, in its sole discretion, waive the above limitations and any other holding period or penalty provided in the operating agreement in the event of the death of a member or other exigent circumstances or if the manager believes such waiver is in the best interest of the company.

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

All redemption requests are honored on a pro rata basis, based on the amount of redemption requests received in the preceding quarter plus unfulfilled redemption requests that the company was unable to honor in prior quarter(s).

See Note 1 (Organization and General) to the financial statements included in Part I, Item 1 of this report for additional detail on the organization and operations of RMI IX which detail is incorporated by this reference into this Item 2.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Such estimates relate principally to the determination of the allowance for loan losses, including determining the fair value of the collateral, and the valuation of real estate owned, at acquisition and subsequently (RMI IX has not acquired REO since it commenced operations in 2009). Actual results could differ significantly from these estimates.

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

Results of Operations

The following discussion describes our results of operations for the three and six months ended June 30, 2022. While the COVID-19 pandemic has not had a material adverse effect on our reported results, we are actively monitoring the impact of COVID-19, which may negatively impact our business, financial condition, liquidity and results of operations for subsequent periods.

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

In the publication "California Payroll Growth Moderates in June" dated July 22, 2022:

Summary

Job Growth Moderates Across California

Employers added 19,900 jobs across California during June, as the rebound from the pandemic appears to be losing a bit of steam. This past month's gain was the smallest of the year and falls well short of the 71,100 jobs added per month on average during the first five months of this year. The smaller increase also comes as a number of major employers have announced plans to slow hiring or even trim headcounts. While we expect conditions to slow further in coming months, it is still far too soon to see evidence of such slowing in the monthly employment figures. Most industries continued to add jobs during the month. Trade, transportation & utilities (+9,600 jobs) and accommodations & food services (+8,400 jobs) added the largest number of jobs during the month. This past month's slowdown appears to be concentrated in a handful of industries, namely administrative services, construction and arts, entertainment & recreation.

The household survey also shows some signs of moderation, although the latest numbers still show a healthy increase in civilian employment. The number of Californians that reported they were employed in June rose by 75,000, which is down slightly from the average gain 123,700 through the first five months of this year. The stronger household employment data are likely capturing the rebound in contract workers and gig workers, which are both more prevalent in California than they are nationwide. Growth in the number of employed Californians still outpaced the growth in the labor force, which helped cut California's unemployment rate another 0.1 percentage point to 4.2%.

Job Growth Slows in June

•
California posted its smallest gain in nonfarm employment this year, with employers adding just 19,900 jobs in June. This past month's gain was the smallest of the year and falls well short of 71,100 jobs added per month on average during the first five months of this year.
•
Job growth for May was also revised lower, with payrolls now showing an increase of 40,800 jobs, 2,100 fewer than the prior month.
•
While there have been a rash of announcements in recent weeks from major employers stating plans to scale back hiring or reduce headcounts altogether, we believe it is too soon to see the impact of these decisions. The latest data reflect employment conditions during the second half of May and first half of June. Any slowing related to recent announcements will not likely be evident until late this summer or early fall.
•
A large part of this past month's shortfall appears to be due to some slowing in the rebound from the pandemic. The strongest job growth has been in relatively lower paying industries that require a high degree of customer contact, such as restaurants, bars and hotels; or jobs where workers work in close proximity to one another, such as administrative services and other services.
•
The leisure & hospitality sector, which gained an average of more than 40,000 jobs a month from February 2021 to April 2022, has added an average of just 3,600 jobs over the past two months. Moreover, hiring in the arts, entertainment & recreation—a category that includes amusement parks—has seen employment decline for the past three months. We suspect this drop is a seasonal quirk. Hiring ramped up earlier this year and there was less seasonal hiring than usual this late this spring and early summer, which resulted in a seasonally adjusted drop. On a non-seasonally adjusted basis, employment in the arts, entertainment & recreation sector is up 20% year-over-year, while hiring at amusement parks is up 18.4%.
•
The slowdown in California's tech sector is harder to explain away. The sum of employment in professional, technical & scientific services and information services is a fairly good proxy for tech employment. Tech payrolls, by this measure, added just 5,800 jobs in June, which is the smallest increase in five months. We expect growth to slow further during the next year to 18 months, during which we expect the overall economy to endure a modest-to-average recession.
•
The number of Californians that reported they were employed in June rose by 75,000, which is down slightly from the average gain 123,700 through the first five months of this year. The stronger household employment data are likely capturing the rebound in contract workers and gig workers, which are both more prevalent in California than they are nationwide.
•
With the household survey showing the number of employed rising slightly faster than the labor force, California's unemployment rate continued to edge lower in June, declining 0.1 percentage point to 4.2%.

Key Performance Indicators

Key performance indicators as of and for the six months ended June 30, 2022 and 2021 are presented in the following tables ($ in thousands).

	2022	2021
Secured loans principal – end of period balance	$76,900	$79,876
Secured loans principal – average daily balance	76,689	82,217

Interest income	$3,157	$3,385
Portfolio interest rate(1)	8.2%	8.6%
Effective yield rate(2)	8.2%	8.2%

Line of credit – end of period balance	$9,900	$7,600
Line of credit – average daily balance(3)	$7,035	$9,240

Interest expense	$198	$259
Interest rate – line of credit(3)	5.0%	5.0%

Provision for (recovery of) loan losses	$—	$—

Total operations expense(8)	$948	$928

Net income(8)	$2,040	$2,230
Percent of average members’ capital(4)(5)	5.2%	5.5%

Member distributions, net	$2,105	$2,245
Percent of average members’ capital(4)(6)	5.5%	5.6%

Members’ capital, gross – end of period balance	$75,620	$79,043
Members’ capital, gross – average daily balance	$77,141	$80,498

Member redemptions(7)	$3,376	$2,700

(1)
Stated interest rate, weighted daily average (annualized).
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
(7)
At June 30, 2022, scheduled redemptions of members’ capital were $1.6 million, all of which is payable in 2022 ($2.1 million as of December 31, 2021).
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

Key performance indicators as of and for the three months ended June 30, 2022 and 2021 are presented in the following table ($ in thousands).

	2022	2021
Secured loans principal – end of period balance	$76,900	$79,876
Secured loans principal – average daily balance	75,863	$80,830

Interest income	$1,536	$1,705
Portfolio interest rate(1)	8.2%	8.6%
Effective yield rate(2)	8.1%	8.4%

Line of credit – end of period balance	$9,900	$7,600
Line of credit – average daily balance(3)	$8,568	$8,685

Interest expense	$116	$123
Interest rate – line of credit(3)	5.0%	5.0%

Provision for (recovery of) loan losses	$—	$—

Total operations expense(8)	$411	$426

Net income(8)	$1,024	$1,179
Percent of average members’ capital(4)(5)	5.3%	5.8%

Member distributions, net	$1,034	$1,119
Percent of average members’ capital(4)(6)	5.4%	5.6%

Members’ capital, gross – end of period balance	$75,620	$79,043
Members’ capital, gross – average daily balance	$76,566	$80,187

Member redemptions(7)	$1,449	$1,774

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
(7)
At June 30, 2022, scheduled redemptions of members' capital were $1.6 million, all of which is payable in 2022 ($2.1 million as of December 31, 2021).
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

The secured loans principal at June 30, 2022 of $76.9 million was a decrease of approximately 4% ($3.0 million) over the June 30, 2021 secured loans principal of $79.9 million. The decrease is due to a decrease of approximately $3.4 million (4.3%) members’ capital from $79.0 million at June 30, 2021 to $75.6 million at June 30, 2022, as members’ redemptions exceeded the purchase of DRIP units.

Secured loans

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a secured loan portfolio that has substantial protective equity (i.e., property value to outstanding debt) as indicated by the overall weighted average loan-to-value ratio (LTV) which at June 30, 2022 was approximately 55.6% at time of origination. Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 44.4% in the property, and we as a lender have lent in the aggregate 55.6% (including other senior liens on the property, for other than first-lien loans) against the properties we hold as collateral for the repayment of our loans.

Secured loans, principal by LTV and lien position at June 30, 2022 are presented in the following table ($ in thousands). The LTVs shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Secured loans, principal
LTV(1)	First trust deeds	Percent	Second trust deeds	Percent	Total principal	Percent
<40%	$2,255	2.9%	$5,355	7.0%	$7,610	9.9%
40-49%	13,014	16.9	300	0.4	13,314	17.3
50-59%	8,627	11.3	184	0.2	8,811	11.5
60-69%	31,789	41.3	2,548	3.3	34,337	44.6
Subtotal <70%	55,685	72.4	8,387	10.9	64,072	83.3

70-79%	6,731	8.8	4,097	5.3	10,828	14.1
Subtotal <80%	62,416	81.2	12,484	16.2	74,900	97.4

≥80%(2)	2,000	2.6	—	0.0	2,000	2.6

Total	$64,416	83.8%	$12,484	16.2%	$76,900	100.0%

(1)
LTV classifications in the table above are based on the company’s recorded investment in the loan.
(2)
One loan with principal of approximately $2.0 million has an LTV of 108.18%. The loan agreement was executed by an individual.

Non-performing secured loans, principal by LTV and lien position at June 30, 2022 are presented in the following table ($ in thousands). The LTVs shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Non-performing secured loans, principal
LTV(3)	First trust deeds	Percent(4)	Second trust deeds	Percent(4)	Total principal	Percent(4)
<40%	$928	1.2%	$1,000	1.3%	$1,928	2.5%
40-49%	1,600	2.1	—	0.0	1,600	2.1
50-59%	2,005	2.6	184	0.2	2,189	2.8
60-69%	7,165	9.3	502	0.7	7,667	10.0
Subtotal <70%	11,698	15.2	1,686	2.2	13,384	17.4

70-79%	—	0.0	—	0.0	—	0.0
Subtotal <80%	11,698	15.2	1,686	2.2	13,384	17.4

≥80%	—	0.0	—	0.0	—	0.0

Total	$11,698	15.2%	$1,686	2.2%	$13,384	17.4%

(3)
LTV classifications in the table above are based on the company’s recorded investment in the loan.
(4)
Percent of secured loans principal, end of period balance.

Payments in arrears at June 30, 2022 for non-performing secured loans, (i.e., principal and interest payments past due 30 or more days) totaled approximately $4,872,000, of which approximately $4,632,000 was principal and approximately $240,000 was accrued interest.

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations as to the secured loan portfolio, payments in arrears on non-performing loans, and on the allowance for loan losses.

Performance overview/net income 2022 v. 2021

Net income available to members as a percent of members’ capital, gross – average daily balance (annualized) was 5.2% and 5.5% for the six months ended June 30, 2022 and 2021. Net income decreased approximately $190,000 for the six months ended June 30, 2022 as compared to the same period in 2021 primarily due to a decrease in net interest income of approximately $167,000.

Analysis and discussion of income from operations 2022 v. 2021 (six months ended)

Significant changes to net income for the six months ended June 30, 2022 and 2021 are summarized in the following table ($ in thousands).

	Net interest income	Provision for (recovery of) loan losses	Operations expense	Net income
Six months ended
June 30, 2022	$2,959	—	948	$2,040
June 30, 2021	3,126	—	928	2,230
Change	$(167)	—	20	$(190)

Change
Decrease secured loans principal - average daily balance	$(228)	—	(7)	$(221)
Decrease members' capital - average daily balance	—	—	(6)	6
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	16	(16)
Interest on line of credit	55	—	—	55
Amortization of debt issuance costs	6	—	—	6
Late fees	—	—	—	(15)
Gain on sale, loans	—	—	—	12
Increase in allocable expenses from RMC	—	—	6	(6)
Tax compliance cost efficiency	—	—	(5)	5
Expanded legal and audit services	—	—	28	(28)
Timing of services rendered	—	—	(17)	17
Independent contractors	—	—	7	(7)
Other	—	—	(2)	2
Change	$(167)	—	20	$(190)

The table above presents only the significant changes to net income for the period, and is not intended to cross-foot.

Net interest income

Net interest income decreased approximately $167,000 (5.3%) for the six months ended June 30, 2022 compared to the same period in 2021. The decrease in net interest income is due to a decrease in interest income of approximately $228,000 (6.7%) resulting from the decrease in the average daily balance of secured loans – principal of approximately $5.5 million (6.7%), offset in part by a decrease in interest expense of $61,000 (23.6%) due to less utilization of the line of credit and a decrease in amortized debt issuance costs. The line of credit average daily balance for the six months ended June 30, 2022 compared to the same period in 2021 decreased approximately $2.2 million (23.9%).

Provision/allowance for loan losses

Generally, the company has not recorded a significant provision/allowance for loan losses as the secured loans have protective equity such that collection is deemed probable for all recorded amounts due on the loan. There were no additions or charge-offs to the provision for loan losses during the six months ended June 30, 2022 and 2021.

Operations expense

Significant changes to net income for the six months ended June 30, 2022 and 2021 are summarized in the following table ($ in thousands).

	Mortgage servicing fees	Asset management fees	Costs from RMC, net	Professional services	Other	Total
Six months ended
June 30, 2022	$97	276	166	394	15	$948
June 30, 2021	104	282	144	374	24	928
Change	$(7)	(6)	22	20	(9)	$20

Change
Decrease secured loans principal - average daily balance	$(7)	—	—	—	—	$(7)
Decrease members' capital - average daily balance	—	(6)	—	—	—	(6)
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	16	—	—	16
Increase in allocable expenses from RMC	—	—	6	—	—	6
Tax compliance cost efficiency	—	—	—	(5)	—	(5)
Expanded legal and audit services	—	—	—	28	—	28
Timing of services rendered	—	—	—	(17)	—	(17)
Independent contractors	—	—	—	7	—	7
Other	—	—	—	7	(9)	(2)
Change	$(7)	(6)	22	20	(9)	$20

Mortgage Servicing fees

The decrease in mortgage servicing fees of approximately $7,000 for the six months ended June 30, 2022 as compared to the same period in 2021 was due to a decrease in the average daily balance - secured loans of approximately $5.5 million at the annual mortgage servicing fee to RMC of 0.25%.

Asset management fees

The decrease in asset management fees of approximately $6,000 is due to a decrease in the members capital base calculation balance at December 31, 2021 compared to December 31, 2020. The asset management fee is determined based on the prior year end member’s capital base which is computed as the then fair value of the company’s loans plus working capital reserves less outstanding debt.

Costs from RMC, net

In the six months ended June 30, 2022, RMC - at its sole discretion - collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income). The reimbursement of costs from RMC waived was approximately $204,000 and $160,000 in the six months ended June 30, 2022 and 2021, respectively.

The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $370,000 and $304,000 in the six months ended June 30, 2022 and 2021, respectively. The increase was primarily due to an increase in the company's members' capital as a percent of the total capital of the related mortgage funds managed by RMC as well as an increase in allocable costs period over period.

Professional Services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The increase in professional services of approximately $20,000 for the six months ended June 30, 2022 compared to the same period in 2021 was due to an increase in fees due to an outside contractor and an increase in legal fees due to expanded services associated with amending the operating agreement to extend the term of the company, loan transactions and valuation of loan collateral, partially offset by a decrease in legal fees due to timing differences. Costs for these professional services have been increasing – and are expected to continue to increase – as the demands of regulatory compliance increase and the rate at which firms charge for their services increases.

Analysis and discussion of income from operations 2022 v. 2021 (three months ended)

Significant changes to net income for the three months ended June 30, 2022 and 2021 are summarized in the following table ($ in thousands).

	Net interest income	Provision for (recovery of) loan losses	Operations expense	Net income
Three months ended
June 30, 2022	$1,420	—	411	$1,024
June 30, 2021	1,582	—	426	1,179
Change	$(162)	—	(15)	$(155)

Change
Decrease secured loans principal - average daily balance	$(93)	—	(5)	$(88)
Effective yield rate	(76)	—	—	(76)
Decrease in members' capital - average daily balance	—	—	(3)	3
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	6	(6)
Interest on line of credit	1	—	—	1
Amortization of debt issuance costs	6	—	—	6
Late fees	—	—	—	(20)
Gain on sale, loans	—	—	—	12
Decrease in allocable expenses from RMC	—	—	(5)	5
Timing of services rendered	—	—	(24)	24
Independent contractors	—	—	7	(7)
Other	—	—	9	(9)
Change	$(162)	—	(15)	$(155)

The table above presents only the significant changes to net income for the period, and is not intended to cross-foot.

Net interest income

Net interest income decreased approximately $162,000 (10.2%) for the three months ended June 30, 2022 compared to the same period in 2021. The decrease in net interest income is due to a decrease in interest income of approximately $169,000 (9.9%) resulting from the decrease in the average daily balance of secured loans – principal of approximately $5.0 million (6.1%), offset in part by a decrease in interest expense of $7,000 (5.7%) due to a decrease in amortized issuance costs. The line of credit average daily balance for the three months ended March 31, 2022 compared to the same period in 2021 decreased approximately $117,000 (1.3%).

Provision/allowance for loan losses

Generally, the company has not recorded a significant provision/allowance for loan losses as the secured loans have protective equity such that collection is deemed probable for all recorded amounts due on the loan. There were no additions or charge-offs to the provision for loan losses during the three months ended June 30, 2022 and 2021.

Operations expense

Significant changes to operations expense for the three months ended June 30, 2022 and 2021 are summarized in the following table ($ in thousands).

	Mortgage servicing fees	Asset management fees	Costs from RMC, net	Professional services	Other	Total
Three months ended
June 30, 2022	$47	138	80	131	15	$411
June 30, 2021	52	141	79	141	13	426
Change	$(5)	(3)	1	(10)	2	$(15)

Change
Decrease secured loans principal - average daily balance	$(5)	—	—	—	—	$(5)
Decrease in members' capital - average daily balance	—	(3)	—	—	—	(3)
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	6	—	—	6
Decrease in allocable expenses from RMC	—	—	(5)	—	—	(5)
Timing of services rendered	—	—	—	(24)	—	(24)
Independent contractors	—	—	—	7	—	7
Other	—	—	—	7	2	9
Change	$(5)	(3)	1	(10)	2	$(15)

Mortgage Servicing fees

The decrease in mortgage servicing fees of approximately $5,000 for the three months ended June 30, 2022 as compared to the same period in 2021 was due to a decrease in the average daily balance - secured loans of approximately $5.0 million at the annual mortgage servicing fee to RMC of 0.25%.

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

Costs from RMC, net

In the three months ended June 30, 2022, RMC - at its sole discretion - collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income). The reimbursement of costs from RMC waived was approximately $103,000 and $79,000 in the three months ended June 30, 2022 and 2021, respectively.

The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $183,000 and $158,000 in the three months ended June 30, 2022 and 2021, respectively. The increase was primarily due to an increase in the company's members' capital as a percent of the total capital of the related mortgage funds managed by RMC which was offset by a decrease in allocable costs period over period.

Professional Services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The decrease in professional services of approximately $10,000 for the three months ended June 30, 2022 compared to the same period in 2021 was due primarily to a decrease in legal fees due to timing differences, offset by an increase in fees due to an outside contractor. Although there was a decrease in professional services for the three months ended June 30, 2022, the manager believes that costs for these professional services have been increasing – and are expected to increase – as the demands of regulatory compliance increase and the rate at which firms charge for their services increases.

Members' capital, cash flows and liquidity

Cash flows by business activity for the six months ended June 30, 2022 and 2021 are presented in the following table ($ in thousands).

	2022	2021
Members’ capital
Earnings distributed to members, net of DRIP	$(1,092)	$(1,112)
Redemptions, net	(3,373)	(2,689)
O&O expenses repaid by RMC	58	53
Early withdrawal penalties	(3)	—
Cash – members’ capital, net	(4,410)	(3,748)

Borrowings
Line of credit payments, net	1,420	(2,400)
Interest paid	(179)	(237)
Debt issuance costs paid	(57)	—
Cash – borrowings, net	1,184	(2,637)
Cash - members' capital and borrowings, net	(3,226)	(6,385)

Loan principal/advances/interest
Loans funded & advances, net	(12,189)	(18,391)
Principal collected	16,459	19,903
Loans transferred from related mortgage fund	(996)	(4,672)
Loans transferred to related mortgage funds	—	2,560
Loans sold to non-affiliate	984	2,988
Interest received, net	2,872	3,510
Late fees	3	114
Promissory note funded to related party	1,000	—
Promissory note repaid by related party	(1,000)	—
Cash – loans, net	7,133	6,012

Formation loan collected	174	238

Operations expense	(971)	(966)

Net change in cash	$3,110	$(1,101)
Cash, end of period	$4,143	$1,198

To determine the amount of cash to be distributed in any month, the company relies in part on its forecast of full-year net income, which takes into account the difference between the forecasted net income for the remainder of the year and actual results in the year to date and the requirement to maintain a cash reserve. As of June 30, 2022, the difference between earnings allocated to members’ capital accounts and net income available to members was approximately $141,000, and is expected to be offset by future earnings in excess of net distributions in 2022 as a result of borrower payments received including forgone interest on loans designated non-accrual.

Redemptions of members capital

Redemptions of members’ capital for the three and six months ended June 30, 2022 and 2021 are presented in the following table ($ in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
Redemptions	2022	2021	2022	2021
Without penalty	$1,449	$1,683	$3,265	$2,432
With penalty	—	90	111	268
Total	$1,449	$1,773	$3,376	$2,700
Early withdrawal penalties	$—	$2	$3	$11

At June 30, 2022, scheduled redemptions of members' capital were approximately $1.6 million, all of which is payable in 2022. Total redemptions in 2022 are expected to be approximately $6.5 million, being the sum of redemptions during the six months ended June 30, 2022 of approximately $3.4 million plus the scheduled redemptions of approximately $1.6 million at June 30, 2022 plus expected new redemption requests of approximately $1.5 million to be paid in 2022.

Unless waived by the manager, the company will not redeem in any calendar year more than 5.0%, and in any calendar quarter 1.25%, of the weighted average number of units outstanding in the twelve (12) month period immediately prior to the date of redemption. Aggregate redemption requests for the calendar quarters ending March 31, 2022 and June 30, 2022 exceeded the 1.25% limitation; however, the manager elected to waive the quarterly limitation rather than withhold the excess redemption amount and pay the unfulfilled redemption requests in future periods. Scheduled redemptions for the third and fourth quarter of 2022 currently exceed the 1.25% quarterly limitation and the manager expects total redemption requests for the 2022 calendar year to exceed the 5.0% limitation. Based upon the estimated overages and the expected availability of cash flow, the manager currently intends to waive the quarterly and the annual limitation for the calendar year 2022; however, the manager has no obligation to redeem units in excess of these limitations with respect to the currently scheduled redemption requests, or otherwise.

Borrowings

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

Contractual obligations and commitments

At June 30, 2022, the company had no construction or rehabilitation loans outstanding, no loan commitments pending, and no off-balance sheet arrangements as such arrangements are not permitted by the Operating Agreement. Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report presents detailed discussion of the company’s contractual obligations to RMC.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the manager’s or company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2022, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business. In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes or protect or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance.

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

As of June 30, 2022, the gross proceeds from sales of units to our members under our DRIP pursuant to the May 9, 2019 Form S-3 Registration Statement (after May 9, 2019) was approximately $7,166,000.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: August 15, 2022	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer)