Form 10-Q
period 2022-09-30
Redwood Mortgage Investors IX
filed 2022-11-14
CIK 1448038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

2

REDWOOD MORTGAGE INVESTORS IX, LLC

3

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC

Balance Sheets

September 30, 2022 (unaudited) and December 31, 2021

($ in thousands)

	September 30,	December 31,
ASSETS	2022	2021
Cash, in banks	$4,254	$1,033
Loan payments in trust	—	67
Loans
Principal	75,500	81,097
Advances	19	17
Accrued interest	671	529
Prepaid interest	(349)	(643)
Loan balances secured by deeds of trust	75,841	81,000
Allowance for loan losses	(55)	(55)
Loan balances secured by deeds of trust, net	75,786	80,945

Debt issuance costs, net	43	14
Prepaid expenses	14	25
Receivable from related parties	6	—
Other receivable	11	—
Total assets	$80,114	$82,084

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable and accrued liabilities	$87	$75
Payable to related parties	89	101
Line of credit	9,900	8,480
Total liabilities	10,076	8,656

Commitments and contingencies (Note 6)

Members’ and manager’s capital, net	73,200	76,816
Receivable from manager (formation loan)	(3,162)	(3,388)
Members’ and manager’s capital, net of formation loan	70,038	73,428
Total liabilities and members’ capital	$80,114	$82,084

The accompanying notes are an integral part of these unaudited financial statements.

4

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Income

For the Three and Nine Months Ended September 30, 2022 and 2021 (unaudited)

($ in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Interest income	$1,815	$1,791	$4,972	$5,176
Interest expense	(144)	(108)	(342)	(367)
Net interest income	1,671	1,683	4,630	4,809
Late fees	16	23	33	55
Gain on sale, loans	28	—	40	—
Total revenue, net	1,715	1,706	4,703	4,864

Provision for loan losses	—	—	—	—

Operations expense
Mortgage servicing fees to Redwood Mortgage Corp.	49	50	146	154
Asset management fees to Redwood Mortgage Corp.	138	141	414	423
Costs from Redwood Mortgage Corp., net (Note 3)	103	70	269	214
Professional services	175	145	569	519
Other	11	15	26	39
Total operations expense	476	421	1,424	1,349
Net income	$1,239	$1,285	$3,279	$3,515

Net income
Members (99%)	$1,227	$1,272	$3,247	$3,480
Manager (1%)	12	13	32	35
	$1,239	$1,285	$3,279	$3,515

The accompanying notes are an integral part of these unaudited financial statements.

5

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Changes in Members’ and Manager’s Capital

For the Three Months Ended September 30, 2022 (unaudited)

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at June 30, 2022	$75,620	$82	$(1,256)	$74,446
Net income	1,227	12	—	1,239
Earnings distributed to members	(1,012)	(12)	—	(1,024)
Earnings distributed used in DRIP	485	—	—	485
Members’ redemptions	(1,975)	—	—	(1,975)
Organization and offering expenses allocated	(70)	—	70	—
Organization and offering expenses repaid by RMC	—	—	29	29
Balance at September 30, 2022	$74,275	$82	$(1,157)	$73,200

For the Nine Months Ended September 30, 2022 (unaudited)

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at December 31, 2021	$78,192	$82	$(1,458)	$76,816
Net income	3,247	32	—	3,279
Earnings distributed to members	(3,117)	(32)	—	(3,149)
Earnings distributed used in DRIP	1,518	—	—	1,518
Members’ redemptions	(5,351)	—	—	(5,351)
Organization and offering expenses allocated	(214)	—	214	—
Organization and offering expenses repaid by RMC	—	—	87	87
Balance at September 30, 2022	$74,275	$82	$(1,157)	$73,200

The accompanying notes are an integral part of these unaudited financial statements.

6

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Changes in Members’ and Manager’s Capital

For the Three Months Ended September 30, 2021 (unaudited)

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at June 30, 2021	$79,043	$204	$(1,646)	$77,601
Net income	1,272	13	—	1,285
Earnings distributed to members	(1,092)	—	—	(1,092)
Earnings distributed used in DRIP	546	—	—	546
Members’ redemptions	(1,151)	—	—	(1,151)
Organization and offering expenses allocated	(75)	—	75	—
Organization and offering expenses repaid by RMC	—	—	16	16
Early withdrawal penalties	—	—	6	6
Balance at September 30, 2021	$78,543	$217	$(1,549)	$77,211

For the Nine Months Ended September 30, 2021 (unaudited)

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at December 31, 2020	$80,801	$182	$(1,858)	$79,125
Net income	3,480	35	—	3,515
Earnings distributed to members	(3,337)	—	—	(3,337)
Earnings distributed used in DRIP	1,679	—	—	1,679
Members’ redemptions	(3,851)	—	—	(3,851)
Organization and offering expenses allocated	(229)	—	229	—
Organization and offering expenses repaid by RMC	—	—	69	69
Early withdrawal penalties	—	—	11	11
Balance at September 30, 2021	$78,543	$217	$(1,549)	$77,211

The accompanying notes are an integral part of these unaudited financial statements.

7

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Nine Months Ended September 30, 2022 and 2021 (unaudited)

($ in thousands)

	Nine Months Ended September 30,
	2022	2021
Operations
Interest income received	$4,494	$6,125
Interest expense paid	(308)	(337)
Late fees and other loan income	51	88
Operations expense	(1,436)	(1,395)
Total cash provided by operations	2,801	4,481
Investing – loans
Loans funded	(20,998)	(34,824)
Principal collected	24,137	42,684
Loans transferred from related mortgage fund	(1,939)	(4,672)
Loans transferred to related mortgage funds	—	2,560
Loans sold to non-affiliate	4,529	2,988
Advances collected (funded)	(3)	(3)
Promissory note funded to related party	(1,000)	—
Promissory note repaid by related party	1,000	—
Total cash provided by investing	5,726	8,733
Financing
Members’ capital
Distributions to members
Earnings distributed, net of DRIP	(1,631)	(1,658)
Redemptions, net of early withdrawal penalties	(5,348)	(3,827)
Total distributions to members	(6,979)	(5,485)
Organization and offering expenses repaid by RMC, net	87	69
Early withdrawal penalties	(3)	—
Cash used in members' capital	(6,895)	(5,416)
Line of credit
Advances	9,900	8,255
Repayments	(8,480)	(17,155)
Debt issuance costs	(57)	—
Cash provided by (used in) line of credit	1,363	(8,900)
Formation loan collected	226	357
Total cash used in financing	(5,306)	(13,959)
Net increase (decrease) in cash	3,221	(745)
Cash, beginning of period	1,033	2,299
Cash, end of period	$4,254	$1,554

Non-cash financing activities for the nine months ended September 30, 2022 and 2021 include earnings distributed to the dividend reinvestment plan of $1,518,000 and $1,679,000, respectively.

Non-cash financing activities for the nine months ended September 30, 2021 also include early withdrawal penalties of approximately $24,000 which reduced members’ capital by approximately $11,000 as these amounts were applied to unallocated organizational and offering expenses and the formation loan in the amount of approximately $13,000.

The accompanying notes are an integral part of these unaudited financial statements.

8

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Nine Months Ended September 30, 2022 and 2021 (unaudited)

($ in thousands)

	Nine Months Ended September 30,
Reconciliation of net income to total cash provided by operations	2022	2021
Net income	$3,279	$3,515
Adjustments to reconcile net income to net cash provided by operations
Gain on sale, loans	(40)	—
Amortization of debt issuance costs	28	41
Change in operating assets and liabilities
Loan payments in trust	19	32
Accrued interest	(185)	145
Prepaid interest	(294)	804
Prepaid expenses	11	(31)
Other receivable	(11)	(1)
Receivable from related parties	(6)	—
Accounts payable and accrued liabilities	12	(23)
Payable to related parties	(12)	(1)
Total adjustments	(478)	966
Total cash provided by operations	$2,801	$4,481

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2022 (unaudited)

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

In the opinion of management of RMC, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly and accurately the financial information included therein. These unaudited financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results to be expected for the full year.

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

September 30, 2022 (unaudited)

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

In May 2019, the company filed a Registration Statement on Form S-3 with the SEC (SEC File No. 333-231333) that went effective May 9, 2019, to offer up to 15,000,000 units ($15,000,000) to members of record as of April 30, 2019 who had previously elected to participate in the DRIP or who later provide written notice to the manager electing to participate in the DRIP, in those states in which approval has been obtained. As of September 30, 2022, the aggregate gross proceeds from sales of units to members under the company's DRIP pursuant to the May 2019 Form S-3 Registration Statement is approximately $7,651,000.

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

September 30, 2022 (unaudited)

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

September 30, 2022 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Management estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Such estimates involve a significant level of uncertainty and have had or are reasonably likely to have a material impact on the company’s financial condition or results of operations. Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of non-performing secured loans (which itself requires determining the fair value of the collateral), and the valuation of real estate owned, at acquisition and subsequently (RMI IX has not acquired REO since it commenced operations in 2009). Actual results could differ materially from these estimates.

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

September 30, 2022 (unaudited)

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

The company funds loans with the intent to hold the loans until maturity. From time to time, the company may sell certain loans when the manager determines it to be in the best interest of the company. Loans are classified as held-for-sale once a decision has been made to sell loans and the loans held-for-sale have been identified. Loans classified as held for sale are carried at the lower of cost or fair value.

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

September 30, 2022 (unaudited)

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

September 30, 2022 (unaudited)

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

NOTE 3 – MANAGER AND OTHER RELATED PARTIES

The Operating Agreement provides for compensation to the manager and for the reimbursement of qualifying costs as detailed below. RMC is entitled to 1% of the net income or loss of the company. RMC - at its sole discretion - collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income), which increased the net income, cash available for distribution, and the net-distribution rate. The cost-reimbursement waivers in the three and nine months ended September 30, 2022 and 2021, by RMC were not made for the purpose of providing RMI IX with sufficient funds to satisfy any required level of distributions, as the Operating Agreement has no such required level of distributions, nor to meet withdrawal requests.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2022 (unaudited)

The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $235,000 and $143,000 in the three months ended September 30, 2022 and 2021, respectively, and $605,000 and $448,000 in the nine months ended September 30, 2022 and 2021, respectively. The reimbursement of costs waived by RMC was approximately $132,000 and $73,000 in the three months ended September 30, 2022 and 2021, respectively, and $336,000 and $234,000 in the nine months ended September 30, 2022 and 2021, respectively. Total costs reimbursed to RMC by RMI IX were approximately $103,000 and $70,000 in the three months ended September 30, 2022 and 2021, respectively, and $269,000 and $214,000 in the nine months ended September 30, 2022 and 2021, respectively.

Loan administrative fees

The manager is entitled to receive a loan administrative fee of up to one percent (1%) of the principal amount of each new loan funded or acquired for services rendered in connection with the selection and underwriting of loans payable upon the closing or acquisition of each loan. Since August 2015, RMC, at its sole discretion, has waived loan administrative fees on new originations. The total amount of loan administrative fees waived was approximately $88,000 and $164,000 in the three months ended September 30, 2022 and 2021, respectively, and $210,000 and $348,000 in the nine months ended September 30, 2022 and 2021, respectively.

Commissions and fees paid by the borrowers to RMC

-
Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation and negotiation of loans (including extensions), RMC may collect a loan brokerage commission that is expected to range from approximately 1.5% to 5% of the principal amount of each loan made during the year. Total loan brokerage commissions are limited to an amount not to exceed 4% of the total company assets per year. The loan brokerage commissions are paid by the borrowers to RMC, and thus are not an expense of the company. Loan brokerage commissions paid by the borrowers to RMC approximated $149,000 and $267,000 for the three months ended September 30, 2022 and 2021, respectively, and $410,000 and $694,000 for the nine months ended September 30, 2022 and 2021, respectively.

-
Other fees

RMC receives fees for processing, notary, document preparation, credit investigation, reconveyance and other mortgage related fees. The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the company.

Formation loan

Commissions for unit sales to new members paid to broker-dealers (“B/D sales commissions”) and premiums paid to certain investors upon the purchase of units were paid by RMC and were not paid directly by RMI IX out of unit-sales proceeds. Instead, RMI IX advanced to RMC amounts sufficient to pay the B/D sales commissions and premiums to be paid to investors. Such advances in total were not to exceed seven percent (7%) of offering proceeds. The receivable arising from the advances is unsecured and non-interest bearing and is referred to as the “formation loan.” When offerings of units to new members ended on April 30, 2019, such advances totaled $5,627,000, of which $3,162,000 remains outstanding at September 30, 2022.

Formation loan transactions for the nine months ended September 30, 2022 and 2021 are presented in the following table ($ in thousands).

	2022	2021
Balance, January 1	$3,388	$3,812
Payments received from RMC	(226)	(357)
Early withdrawal penalties applied	—	(13)
Balance, September 30	$3,162	$3,442

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2022 (unaudited)

In March 2022, the Operating Agreement was amended to extend the term for the repayment of the formation loan to December 2038 to coincide with the extended term of the company. In accordance with the amended Operating Agreement, the formation loan is repayable by RMC in annual installments of approximately $208,000 which may be paid by RMC either in full on December 31st of each calendar year during the term of the company (each, an “Annual Payment Date”) or in four equal quarterly installments beginning on the Annual Payment Date and continuing thereafter on the last day of each calendar quarter in the following year. Any amount of the formation loan balance remaining unpaid on the last day of the company term, is payable in full on that date. The primary source of repayment of the formation loan are the loan brokerage commissions earned by RMC. The formation loan is forgiven if the manager is removed and RMC is no longer receiving payments for services rendered. As such, the formation loan is presented as contra equity.

Redemptions of members’ capital

Redemptions of members’ capital for the three and nine months ended September 30, 2022 and 2021 are presented in the following table ($ in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
Redemptions	2022	2021	2022	2021
Without penalty	$1,975	$794	$5,240	$3,227
With penalty	—	357	111	624
Total	$1,975	$1,151	$5,351	$3,851
Early withdrawal penalties	$—	$14	$3	$24

At September 30, 2022, scheduled redemptions of members’ capital were $2.5 million, substantially all of which is payable in 2022. Scheduled redemptions at September 30, 2022 subject to early withdrawal penalties was $10,000.

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

The O&O expenses incurred by RMI IX are allocated to the members as follows - For each of forty (40) calendar quarters or portion thereof after December 31, 2015 that a member holds units (other than DRIP units), the O&O expenses incurred by RMI IX are allocated to and debited from that member’s capital account in an annual amount equal to 0.45% of the member’s original purchase price for those units, in equal quarterly installments of 0.1125% each commencing with the later of the first calendar quarter of 2016 or the first full calendar quarter after a member’s purchase of units, and continuing through 40 calendar quarters or the quarter in which such units are redeemed.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2022 (unaudited)

Unallocated O&O transactions for the nine months ended September 30, 2022 and 2021 are summarized in the following table ($ in thousands).

	2022	2021
Balance, January 1	$1,458	$1,858
O&O expenses allocated	(214)	(229)
O&O expenses paid by RMC(1)	(87)	(69)
Early withdrawal penalties applied (2)	—	(11)
Balance, September 30	$1,157	$1,549

(1)
RMC is obligated per the Operating Agreement to repay RMI IX for the amount of unallocated O&O expenses attributed to a member’s capital account if the member redeems prior to the 40 quarterly allocations. RMC estimated its future obligation to repay unallocated O&O expenses on scheduled redemptions as of September 30, 2022, to be approximately $40,000.
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

Other related party transactions

-
Payable to/receivable from related parties

From time to time, in the normal course of business operations, the company may have payables to and/or receivables from related parties. At September 30, 2022, the payable to related parties balance of approximately $89,000 consisted of accounts payable to the manager. There were $6,000 of receivables from related parties at September 30, 2022.

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

In the nine months ended September 30, 2022, a related mortgage fund transferred to RMI IX two performing loans with aggregate principal of approximately $1,939,000 in-full at par value, which approximates fair value. In the nine months ended September 30, 2021, a related mortgage fund transferred to RMI IX five performing loans with aggregate principal of approximately $4,672,000 in-full at par value which approximates fair value. RMI IX paid cash for the loans and the related mortgage fund has no continuing obligation or involvement with the loans.

In the nine months ended September 30, 2021, RMI IX transferred to related mortgage funds five performing loans with aggregate principal of approximately $2,560,000 in-full at par value, which approximates fair value. The related mortgage funds paid cash for the loans and RMI IX has no continuing obligation or involvement with the loans. No loans were transferred to related mortgage funds in the nine months ended September 30, 2022.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2022 (unaudited)

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years. Loans acquired are generally done so within the first six months of origination and are purchased at par value, which approximates fair value. See Note 3 (Manager and Other Related Parties) for a description of loans transferred by executed assignments between the related mortgage funds.

As of September 30, 2022, 42 loans outstanding (representing 98% of the aggregate principal of the company’s loan portfolio) have a loan term of five years or less. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment penalty provision.

As of September 30, 2022, 24 loans provide for monthly payments of interest only, with the principal due at maturity, and 21 loans outstanding (representing 28% of the aggregate principal of the company’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal due at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions for the three and nine months ended September 30, 2022 are summarized in the following table ($ in thousands).

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Principal, beginning of period	$76,900	$81,097
Loans funded	8,808	20,998
Principal collected(1)	(7,676)	(24,089)
Loans transferred to held for sale	—	(5,910)
Loans transferred from held for sale	—	4,940
Loans transferred from related mortgage fund	943	1,939
Loans sold to non-affiliate	(3,475)	(3,475)
Principal, end of period	$75,500	$75,500

(1)
Includes principal collected and held in trust at September 30, 2022 of $0 offset by principal collected and held in trust at December 31, 2021 of approximately $48,000 which was disbursed to the company in January 2022.

During the three and nine months ended September 30, 2022, the company extended one and eight maturing (or matured) loans with aggregated principal of approximately $6,735,000 and $14,541,000 respectively, which are not included in the transactions shown in the table above. The loans have an average extension period of approximately 11 months. The loans were current and deemed well collateralized (i.e., the LTV at the time of extension was within the company's lending guidelines). Additionally, interest rates charged to borrowers may be adjusted in conjunction with the loan extensions to reflect current market conditions.

The company funds loans with the intent to hold the loans until maturity, although from time to time the company may sell certain loans when the manager determines it to be in the best interest of the company.

Pursuant to California regulatory requirements, borrower payments are deposited into a trust account established by RMC with an independent bank (and are presented on the balance sheet as “Loan payments in trust”). Funds are disbursed to the company as collected which can range from same day for wire transfers and up to two weeks after deposit for checks. Loan payments in trust at September 30, 2022, were disbursed to the company’s account by September 30, 2022. Loan payments in trust at December 31, 2021 were disbursed to the company’s account by January 15, 2022.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2022 (unaudited)

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	September 30,	December 31,
	2022	2021
Number of secured loans	45	54
Secured loans – principal	$75,500	$81,097
Secured loans – lowest interest rate (fixed)	6.8%	6.8%
Secured loans – highest interest rate (fixed)	11.0%	10.0%

Average secured loan – principal	$1,678	$1,502
Average principal as percent of total principal	2.2%	1.9%
Average principal as percent of members’ capital, net	2.3%	2.0%
Average principal as percent of total assets	2.1%	1.8%

Largest secured loan – principal	$6,735	$6,750
Largest principal as percent of total principal	8.9%	8.3%
Largest principal as percent of members’ capital, net	9.2%	8.8%
Largest principal as percent of total assets	8.4%	8.2%

Smallest secured loan – principal	$146	$148
Smallest principal as percent of total principal	0.2%	0.2%
Smallest principal as percent of members’ capital, net	0.2%	0.2%
Smallest principal as percent of total assets	0.2%	0.2%

Number of California counties where security is located	10	12
Largest percentage of principal in one California county	25.2%	32.1%

Number of secured loans with prepaid interest	1	2
Prepaid interest	$349	$643

As of September 30, 2022, the company's largest loan with principal of $6,735,000 is secured by an office property located in Santa Clara County, bears an interest rate of 8.25% and matures on January 1, 2023. As of September 30, 2022, the loan was performing and in first lien position.

As of September 30, 2022, the company had no commitments to lend outstanding and had no construction or rehabilitation loans outstanding.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2022 (unaudited)

Distribution of secured loans - principal by California counties

The distribution of secured loans within California by counties is presented in the following table ($ in thousands).

	September 30, 2022		December 31, 2021
	Principal	Percent	Principal	Percent
San Francisco Bay Area(2)
San Francisco	$16,086	21.3%	$22,919	28.3%
San Mateo	13,068	17.3	4,985	6.1
Santa Clara	19,043	25.2	26,064	32.1
Alameda	3,306	4.4	5,637	7.0
Contra Costa	1,664	2.2	668	0.8
	53,167	70.4	60,273	74.3
Other Northern California
Placer	1,500	2.0	1,500	1.8
Tehama	405	0.5	405	0.5
Butte	—	0.0	292	0.4
	1,905	2.5	2,197	2.7
Northern California Total	55,072	72.9	62,470	77.0
Los Angeles & Coastal
Los Angeles	6,610	8.8	3,621	4.5
Orange	7,768	10.3	8,444	10.4
San Diego	6,050	8.0	6,043	7.5
	20,428	27.1	18,108	22.4
Other Southern California
San Bernardino	—	0.0	519	0.6
Riverside	—	0.0	—	0.0
	—	0.0	519	0.6
Southern California Total	20,428	27.1	18,627	23.0
Total principal, secured loans	$75,500	100.0%	$81,097	100.0%

(2)
Includes Silicon Valley

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	September 30, 2022			December 31, 2021
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(3)	21	$24,131	32%	25	$24,236	30%
Commercial	16	36,039	48	19	41,923	52
Multi-family	7	13,830	18	9	13,438	16
Land	1	1,500	2	1	1,500	2
Total principal, secured loans	45	$75,500	100%	54	$81,097	100%

(3)
Single family property type as of September 30, 2022 consists of 10 loans with principal of approximately $11,618,000 that are owner occupied and 11 loans with principal of approximately $12,513,000 that are non-owner occupied. At December 31, 2021, single family property type consisted of 7 loans with principal of approximately $4,619,000 that are owner occupied and 18 loans with principal of approximately $19,617,000 that are non-owner occupied.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2022 (unaudited)

Lien position

At funding, secured loans had the lien positions presented in the following table ($ in thousands).

	September 30, 2022			December 31, 2021
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	30	$62,399	83%	38	$69,327	85%
Second trust deeds	15	13,101	17	16	11,770	15
Total principal, secured loans	45	75,500	100%	54	81,097	100%
Liens due other lenders at loan closing		25,806			31,338
Total debt		$101,306			$112,435
Appraised property value at loan closing		$209,298			$215,683
Percent of total debt to appraised values (LTV) at loan closing(4)		55.8%			58.0%

(4)
Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing nor does it include decreases or increases on senior liens to other lenders.

Scheduled maturities/Secured loans - principal

Secured loans scheduled to mature in periods as of and after September 30, 2022 , are presented in the following table ($ in thousands).

				First Trust Deeds		Second Trust Deeds
	Loans	Principal	Percent	Loans	Principal	Loans	Principal
2022(5)	3	$3,009	4%	3	$3,010	—	$—
2023	23	50,178	66	15	42,482	8	7,696
2024	7	10,319	14	4	7,608	3	2,710
2025	4	3,754	5	2	2,160	2	1,594
2026	—	—	0	—	—	—	—
Thereafter	3	1,804	2	2	1,204	1	600
Total scheduled maturities	40	69,064	91	26	56,464	14	12,600
Matured as of September 30, 2022(6)	5	6,436	9	4	5,935	1	501
Total principal, secured loans	45	$75,500	100%	30	$62,399	15	$13,101

(5)
Loans scheduled to mature in 2022 after September 30.
(6)
Two matured loans to one borrower with principal of approximately $3.2 million were paid off by wire transfer received on Monday October 3, 2022, pursuant to an escrow account that closed on September 30, 2022. Accordingly, the two loans are matured, but not delinquent as of September 30, 2022.

Scheduled maturities are presented based on the most recent in-effect agreement with the borrower, including forbearance agreements. As a result, matured loans at September 30, 2022, for the scheduled maturities table above may differ from the same captions in the tables of delinquencies and payment in arears presented below that do not consider forbearance agreements. For matured loans, the company may continue to accept payments while pursuing collection of principal or while negotiating an extension of the loan’s maturity date.

It is the company’s experience that the timing of future cash receipts from secured loans will differ from scheduled maturities.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2022 (unaudited)

Delinquency/Secured loans

Secured loans summarized by payment-delinquency status are presented in the following table ($ in thousands).

	September 30, 2022		December 31, 2021
	Loans	Principal	Loans	Principal
Current	40	$71,092	47	$72,116
Past Due
30-89 days	1	1,500	4	7,165
90-179 days	2	1,417	1	930
180 or more days	2	1,491	2	886
Total past due	5	4,408	7	8,981
Total principal, secured loans	45	$75,500	54	$81,097

The table above presents the unpaid principal by delinquency category for all secured loans based on payment status, including loans that are interest only with no principal due. Secured loans at September 30, 2022 had principal payments in arrears totaling $3,237,000 (5 loans) and interest payments in arrears totaling $109,000.

Payments in arrears for secured loans (i.e., monthly interest and principal payments past due 30 or more days) at September 30, 2022 are presented in the following tables ($ in thousands).

	Loans		Principal		Interest(7)
At September 30, 2022	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	1	—	$1,500	$—	$—	$—	$1,500
90-179 days (4-6 payments)	1	1	1,235	1	44	4	1,284
180 or more days (more than 6 payments)	1	1	501	—	—	61	562
Total past due	3	2	$3,236	$1	$44	$65	$3,346

(7)
Interest includes foregone interest of approximately $55,000 on non-accrual loans for monthly payments in arrears. September 2022 interest is due October 1, 2022 and is not included in the payments in arrears at September 30, 2022.

At September 30, 2022, there were no forbearance agreements in effect and none were entered into during the nine months ended September 30, 2022. At September 30, 2022, and December 31, 2021, the company had in effect one loan-payment modification/workout agreement (principal of $990,000) which was not deemed to be a troubled debt restructuring.

Secured loans in non-accrual status are summarized in the following table ($ in thousands).

	September 30, 2022	December 31, 2021
Number of loans(8)	1	2
Principal	$990	$1,576
Advances	1	1
Accrued interest(9)	—	35
Total recorded investment	$991	$1,612
Foregone interest	$54	$67

(8)
One loan with principal of approximately $501,000 was past maturity 180 days at September 30, 2022 and was designated in non-accrual status on October 1, 2022.
(9)
Interest income of approximately $27,000 and $61,000 was recognized for the one loan in the non-accrual status for the three and nine months ended September 30, 2022, respectively. The amortized cost basis of loans in non-accrual status with no specific allowance at September 30, 2022 is equivalent to the entire balance of loans in non-accrual status since there is no specific allowance recorded for any loan.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2022 (unaudited)

Secured loans are placed on non-accrual status the first day of the following month after a payment is 180 days delinquent or earlier if management determines that the primary source of repayment will come from the foreclosure and subsequent sale of the collateral securing the loan (which usually occurs when a notice of sale is filed) or when the loan is no longer considered well-secured. When a loan is placed on non-accrual status, the accrual of interest is discontinued for accounting purposes only (i.e., foregone interest in the table above); however, previously recorded interest is not reversed. Once the payments are made current, interest income is recognized.

At September 30, 2022, three loans with aggregate principal of $1,918,000 were 90 days or more past due and were not in non-accrual status.

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

There was no activity in the allowance for loan losses for the three and nine months ended September 30, 2022 and 2021. The balance of the allowance for loan losses at September 30, 2022 and December 31, 2021 was $55,000.

Loans designated impaired are presented in the following table ($ in thousands).

	September 30, 2022	December 31, 2021
Number of loans	4	4
Principal	$2,908	$2,806
Recorded investment(10)	2,971	2,852
Impaired loans without allowance	2,971	2,852
Impaired loans with allowance	—	—
Allowance for loan losses, impaired loans	—	—
Weighted average LTV at origination	63.7%	49.5%

(10)
Recorded investment is the sum of the principal, advances, and accrued interest receivable for financial reporting purposes.

Loans designated impaired had an average recorded investment, interest income recognized and interest income received in cash for the nine months ended September 30, 2022 and the year ended December 31, 2021, as presented in the following table ($ in thousands).

	September 30, 2022	December 31, 2021
Average recorded investment	$2,911	$5,374
Interest income recognized	132	167
Interest income received in cash	147	170

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2022 (unaudited)

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

Single family - Management’s preferred method for determining the fair market value of its single-family residential assets is the sale comparison method. Management primarily obtains sales comparables (comps) via its subscription to the RealQuest service, but also uses free online services such as Zillow.com and other available resources to supplement this data. Sale comps are reviewed and adjusted for similarity to the subject property, examining features such as proximity to subject, number of bedrooms and bathrooms, square footage, sale date, condition and year built.

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

September 30, 2022 (unaudited)

Commercial land - Commercial land has many variations/uses, thus requiring management to employ a variety of methods depending upon the unique characteristics of the subject land, including a determination of its highest and best use. Management may rely on information in the form of a sale comparison analysis (where adequate sale comps are available), brokers’ opinion of value, or appraisal.

NOTE 5 – LINE OF CREDIT

Activity involving the line of credit during the nine months ended September 30, 2022 and 2021 is presented in the following table ($ in thousands).

	2022	2021
Balance, January 1,	$8,480	$10,000
Draws	9,900	8,255
Repayments	(8,480)	(17,155)
Balance, September 30,	$9,900	$1,100
Line of credit - average daily balance	$8,000	$8,624

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

Prior to the modification agreement, interest on outstanding principal was payable monthly and accrued at the per annum rate of the greater of (i) five percent (5%) or (ii) the sum of the one-month LIBOR rate plus three and one-quarter percent (3.25%). The modification agreement replaced LIBOR as the reference rate under the credit agreement with the 30-day American Interbank Offered Rate Term -30 Index published for loans in United States Dollars by the American Financial Exchange (Ameribor). Following the modification agreement, interest on the outstanding principal under the credit line is payable monthly and accrues at the annual rate that is the greater of: (i) the Ameribor Rate plus three and one-quarter percent (3.25%) and (ii) five percent (5.0%). The fair value of the balance on the line of credit is deemed to approximate the recorded amount because the reference rate plus 3.25% and the other terms and conditions, including the two-year term, of the Revolving Line of Credit and Term Loan Agreement are reflective of market rate terms (Level 2 inputs).

If the company does not maintain the required compensating balance with a minimum daily average of $1.0 million for the calendar quarter, the interest rate automatically increases by one-quarter of one percent (0.25%) above that rate which would otherwise be applicable for the next calendar quarter retroactive to the beginning of the calendar quarter in which the compensating balance is not maintained. At September 30, 2022, the interest rate was five and sixty five one-hundredths percent (5.65%).

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

At September 30, 2022 and December 31, 2021, aggregate principal of pledged loans was approximately $26,823,000 and $20,472,000, respectively, with a maximum allowed advance thereon of approximately $10,000,000, subject to the borrowing base calculation.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2022 (unaudited)

The debt issuance costs from the original credit agreement were fully amortized in March 2022. Debt issuance costs of approximately $57,000 from the modification agreement are being amortized over the two-year term of the modification agreement. Amortized debt issuance costs included in interest expense approximated $7,000 and $14,000 for the three months ended September 30, 2022 and 2021 and $28,000 and $41,000 for the nine months ended September 30, 2022 and 2021 respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

Commitments

Note 3 (Manager and Other Related Parties) presents a detailed discussion of the company’s contractual obligations to RMC and scheduled redemptions of members’ capital at September 30, 2022.

Legal proceedings

As of September 30, 2022, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business. In the normal course of its business, the company may become involved in legal proceedings (such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc.) to collect the debt owed under the promissory notes, to enforce the provisions of the deeds of trust, to protect its interest in the real property subject to the deeds of trust and to resolve disputes with borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the net income or balance sheet of the company.

NOTE 7 – SUBSEQUENT EVENTS

The manager evaluated events occurring subsequent to September 30, 2022 and determined that there were no events or transactions occurring during this reporting period that require recognition or disclosure in the unaudited financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (or SEC). The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operations results to be expected for the full year.

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

Results of Operations

The following discussion describes our results of operations for the three and nine months ended September 30, 2022. While the COVID-19 pandemic has not had a material adverse effect on our reported results, we are actively monitoring the impact of COVID-19, which may negatively impact our business, financial condition, liquidity and results of operations for subsequent periods.

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

In the publication "California Employment Situation - July 2022" dated August 19, 2022:

Hiring Rebounds in July

Summary

California's Economy Catches a Second Wind This Summer

After appearing to sputter this spring, hiring perked back up in July. California's employers added a nation's best 84,800 jobs in July, marking the largest gain since February. Job gains were broad based, with every major sector except financial activities adding jobs during the month. The resurgence in hiring appears to be driven by a rebound in tech hiring, which added at least 15,600 jobs following several months of more modest gains. Several tech firms have announced plans to slow hiring in recent months, and that caution appeared to be showing up in the data. The latest data cast some doubt on that.

We caution against drawing too many conclusions from the latest data. The monthly data bounce around quite a bit and are subject to significant revisions early each year. We will get a hint as to what those revisions will look like next week, when the county employment data are released on Wednesday. We suspect that the Quarterly Census of Employment and Wage (QCEW) data will show that job growth was a touch stronger than first reported in early 2022, but we also suspect the economy has lost momentum since then.

One aspect of the labor market that has clearly cooled off is job openings, which fell by 212,000 in June. California's 15.7% drop was by far the largest of any state and brought job openings back down to the lowest level since August of last year. The job openings rate fell from 7.1% to 6.1% over the month.

The strength in the industry employment data also did not extend to the household survey. The number of employed Californians rose by just 23,500 in July, which is the smallest gain this year. The civilian labor force fell by a similar amount, which resulted in a 46,800-person drop in the number of unemployed. As a result, the unemployment rate tumbled 0.3 percentage points to 3.9%, which is the lowest it has been since data have been collected on a consistent basis in 1976.

Employment Snaps Back in July, But Questions Remain

•
Only a month after appearing to be near the edge of recession, California's economy appears to be catching a second wind, as employers added 84,800 jobs in July.
•
Job gains were exceptionally broad based with every industry, except financial activities, adding jobs during July.
•
Professional & business services, and education & health services added the most jobs during the month, with both supersectors adding 20,500 jobs. Employment also continued to bounce back in California's leisure & hospitality sector, which added back 14,900 jobs.
•
Within professional and business services, about half of last month's gain was in professional, scientific & technical services, which is a subsector that captures many of the jobs created in California's tech sector. Hiring also rose solidly in the information sector (+4,400 jobs), another industry group that captures many tech jobs, as well as jobs in California's motion picture business, which also appears to have posted solid job gains in July.
•
The bounce back in tech jobs lifted job growth in the Bay Area. The San Jose-Sunnyvale-Santa Clara MSA added 7,000 jobs in July, following a 9,000-job gain the prior month. The San Francisco metro division added 6,700 jobs in July, marking the largest gain since February. Oakland added 4,500 jobs in July, following a 5,500-job gain the prior month. The improvement in hiring in the Bay Area suggests the hiring cooldown announced by many major tech companies has yet to make its way into the employment figures. Job openings have fallen, however, which may be a precursor to slower job growth this fall.
•
Southern California accounted for the bulk of California's job growth in July. The Los Angeles metro area added 21,900 jobs in July, while employers in Orange County added back 22,300 jobs. Hiring also remained strong in the Inland Empire, which added 9,100 jobs.
•
Not only did California see a resurgence in hiring in July, but the state's unemployment rate also fell to a new low, falling 0.3 percentage points to 3.9%, which is the lowest unemployment rate for California since consistent data began being collected in 1976.
•
Do not break out the champagne just yet. This past month's number appear to be at odds with the news flow out of many of the state's major employers. The monthly industry survey data are revised early each year to a count of jobs derived from unemployment insurance tax roles. Data through March 2022 will be released next week and are expected to show stronger job growth for 2021, and quite possibly through March of this year. The news flow has been decidedly less upbeat since March, however, and we expect the final data to show nonfarm employment growth decelerating over the course of this year and next. The household data, which are used to compute the unemployment rate, already show a marked deceleration, with household employment posting its smallest gain of the year in July.

Key Performance Indicators

Key performance indicators as of and for the nine months ended September 30, 2022 and 2021 are presented in the following tables ($ in thousands).

	2022	2021
Secured loans principal – end of period balance	$75,500	$73,539
Secured loans principal – average daily balance	$77,579	$81,220

Interest income	$4,972	$5,176
Portfolio interest rate(1)	8.2%	8.6%
Effective yield rate(2)	8.5%	8.5%

Line of credit – end of period balance	$9,900	$1,100
Line of credit – average daily balance(3)	$8,000	$8,624

Interest expense	$342	$367
Interest rate – line of credit(3)	5.7%	5.0%

Provision for (recovery of) loan losses	$—	$—

Total operations expense(8)	$1,424	$1,349

Net income(8)	$3,279	$3,515
Percent of average members’ capital(4)(5)	5.7%	5.8%

Member distributions, net	$3,117	$3,337
Percent of average members’ capital(4)(6)	5.4%	5.6%

Members’ capital, gross – end of period balance	$74,275	$78,543
Members’ capital, gross – average daily balance	$76,568	$80,050

Member redemptions(7)	$5,351	$3,851

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
(7)
At September 30, 2022, scheduled redemptions of members’ capital were $2.5 million, substantially all of which is payable in 2022 (Scheduled redemptions of members' capital were $2.1 million as of December 31, 2021).
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

Key performance indicators as of and for the three months ended September 30, 2022 and 2021 are presented in the following table ($ in thousands).

	2022	2021
Secured loans principal – end of period balance	$75,500	$73,539
Secured loans principal – average daily balance	$79,331	$79,260

Interest income	$1,815	$1,791
Portfolio interest rate(1)	8.3%	8.5%
Effective yield rate(2)	9.2%	9.0%

Line of credit – end of period balance	$9,900	$1,100
Line of credit – average daily balance(3)	$9,900	$7,412

Interest expense	$144	$108
Interest rate – line of credit(3)	5.7%	5.0%

Provision for (recovery of) loan losses	$—	$—

Total operations expense(8)	$476	$421

Net income(8)	$1,239	$1,285
Percent of average members’ capital(4)(5)	6.5%	6.4%

Member distributions, net	$1,012	$1,092
Percent of average members’ capital(4)(6)	5.4%	5.5%

Members’ capital, gross – end of period balance	$74,275	$78,543
Members’ capital, gross – average daily balance	$75,440	$79,169

Member redemptions(7)	$1,975	$1,151

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
(7)
At September 30, 2022, scheduled redemptions of members' capital were $2.5 million, substantially all of which is payable in 2022 (Scheduled redemptions of members' capital were$2.1 million as of December 31, 2021).
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

The secured loans principal at September 30, 2022 of $75.5 million was an increase of approximately $2.0 million (3%) over the September 30, 2021 secured loans principal of $73.5 million. However, the average daily balance of secured loans – principal decreased approximately $3.6 million (4.5%) for the nine months ended September 30, 2022 compared to the same period in 2021, in line with the decrease of $ 3.5 million (4.3%) in the average daily balance of members' capital. We expect the loan portfolio and capital available to lend to continue to decline as a result of continuing members redemption although this may be offset in part by utilizing borrowings from the Line of Credit to fund future loans.

Secured loans

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a secured loan portfolio that has substantial protective equity (i.e., property value to outstanding debt) as indicated by the overall weighted average loan-to-value ratio (LTV) which at September 30, 2022 was approximately 55.8% at time of origination. Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 44.2% in the property, and we as a lender have lent in the aggregate 55.8% (including other senior liens on the property, for other than first-lien loans) against the properties we hold as collateral for the repayment of our loans.

Secured loans, principal by LTV and lien position at September 30, 2022 are presented in the following table ($ in thousands). The LTVs shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Secured loans, principal
LTV(1)	First trust deeds	Percent	Second trust deeds	Percent	Total principal	Percent
<40%	$2,229	3.0%	$3,698	4.9%	$5,927	7.9%
40-49%	12,418	16.4	—	0.0	12,418	16.4
50-59%	11,949	15.9	182	0.2	12,131	16.1
60-69%	30,342	40.2	4,793	6.3	35,135	46.5
Subtotal <70%	56,938	75.5	8,673	11.4	65,611	86.9

70-79%	3,461	4.6	4,428	5.9	7,889	10.5
Subtotal <80%	60,399	80.1	13,101	17.3	73,500	97.4

≥80%(2)	2,000	2.6	—	0.0	2,000	2.6

Total	$62,399	82.7%	$13,101	17.3%	$75,500	100.0%

(1)
LTV classifications in the table above are based on the company’s recorded investment in the loan.
(2)
One loan with principal of approximately $2.0 million has an LTV of 108.18%. The loan agreement was executed by an individual with substantial real estate holdings, experience and substantial financial resources.

Non-performing secured loans, principal by LTV and lien position at September 30, 2022 are presented in the following table ($ in thousands). The LTVs shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Non-performing secured loans, principal
LTV(3)	First trust deeds	Percent(4)	Second trust deeds	Percent(4)	Total principal	Percent(4)
<40%	$—	0.0%	$—	0.0%	$—	0.0%
40-49%	—	0.0	—	0.0	—	0.0
50-59%	1,500	2.0	182	0.2	1,682	2.2
60-69%	2,225	2.9	501	0.7	2,726	3.6
Subtotal <70%	3,725	4.9	683	0.9	4,408	5.8

70-79%	—	0.0	—	0.0	—	0.0
Subtotal <80%	3,725	4.9	683	0.9	4,408	5.8

≥80%	—	0.0	—	0.0	—	0.0

Total	$3,725	4.9%	$683	0.9%	$4,408	5.8%

(3)
LTV classifications in the table above are based on the company’s recorded investment in the loan.
(4)
Percent of secured loans principal, end of period balance.

Payments in arrears at September 30, 2022 for non-performing secured loans, (i.e., principal and interest payments past due 30 or more days) totaled approximately $3,346,000, of which approximately $3,237,000 was principal and approximately $109,000 was accrued interest.

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations as to the secured loan portfolio, payments in arrears on non-performing loans, and on the allowance for loan losses.

Performance overview/net income 2022 v. 2021

Net income available to members as a percent of members’ capital, gross – average daily balance (annualized) was 5.7% and 5.8% for the nine months ended September 30, 2022 and 2021. Net income decreased approximately $236,000 for the nine months ended September 30, 2022 as compared to the same period in 2021 primarily due to a decrease in net interest income of approximately $179,000 and an increase in operations expenses of approximately $75,000.

Analysis and discussion of income from operations 2022 v. 2021 (nine months ended)

Significant changes to net income for the nine months ended September 30, 2022 and 2021 are summarized in the following table ($ in thousands).

	Net interest income	Provision for (recovery of) loan losses	Operations expense	Net income
Nine months ended
September 30, 2022	$4,630	—	1,424	$3,279
September 30, 2021	4,809	—	1,349	3,515
Change	$(179)	—	75	$(236)

Change
Decrease secured loans principal - average daily balance	$(225)	—	(7)	$(218)
Effective yield rate	21	—	—	21
Decrease members' capital - average daily balance	—	—	(9)	9
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	21	(21)
Interest on line of credit	13	—	—	13
Amortization of debt issuance costs	13	—	—	13
Late fees	—	—	—	(22)
Gain on sale, loans	—	—	—	40
Increase in allocable expenses from RMC	—	—	34	(34)
Interest on notes receivable from related parties	(1)	—	—	(1)
Tax compliance cost efficiency	—	—	(5)	5
Expanded legal services	—	—	25	(25)
Timing of services rendered	—	—	(20)	20
Independent contractors	—	—	29	(29)
Expanded audit services	—	—	9	(9)
Other	—	—	(2)	2
Change	$(179)	—	75	$(236)

The table above presents only the significant changes to net income for the period, and is not intended to cross-foot.

Net interest income

Net interest income decreased approximately $179,000 (3.7%) for the nine months ended September 30, 2022 compared to the same period in 2021. The decrease in net interest income is due to a decrease in interest income of approximately $204,000 (4%) resulting from the decrease in the average daily balance of secured loans – principal of approximately $3.6 million (4.5%), offset in part by a decrease in interest expense of $25,000 (6.8%) due to less utilization of the line of credit and a decrease in amortized debt issuance costs. The line of credit average daily balance for the nine months ended September 30, 2022 compared to the same period in 2021 decreased approximately $624,000 (7.2%).

Provision/allowance for loan losses

Generally, the company has not recorded a significant provision/allowance for loan losses as the secured loans have protective equity such that collection is deemed probable for all recorded amounts due on the loan. There were no additions or charge-offs to the provision for loan losses during the nine months ended September 30, 2022 and 2021.

Operations expense

Significant changes to total operations expense for the nine months ended September 30, 2022 and 2021 are summarized in the following table ($ in thousands).

	Mortgage servicing fees	Asset management fees	Costs from RMC, net	Professional services	Other	Total
Nine months ended
September 30, 2022	$146	414	269	569	26	$1,424
September 30, 2021	154	423	214	519	39	1,349
Change	$(8)	(9)	55	50	(13)	$75

Change
Decrease secured loans principal - average daily balance	$(7)	—	—	—	—	$(7)
Decrease members' capital - average daily balance	—	(9)	—	—	—	(9)
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	21	—	—	21
Increase in allocable expenses from RMC	—	—	34	—	—	34
Tax compliance cost efficiency	—	—	—	(5)	—	(5)
Expanded legal services	—	—	—	25	—	25
Timing of services rendered	—	—	—	(20)	—	(20)
Independent contractors	—	—	—	29	—	29
Expanded audit services	—	—	—	9	—	9
Other	(1)	—	—	12	(13)	(2)
Change	$(8)	(9)	55	50	(13)	$75

Mortgage Servicing fees

The decrease in mortgage servicing fees of approximately $8,000 for the nine months ended September 30, 2022 as compared to the same period in 2021 was due to a decrease in the average daily balance - secured loans of approximately $3.6 million at the annual mortgage servicing fee to RMC of 0.25%.

Asset management fees

The decrease in asset management fees of approximately $9,000 is due to a decrease in the members capital base calculation balance at December 31, 2021 compared to December 31, 2020. The asset management fee is determined based on the prior year end member’s capital base which is computed as the then fair value of the company’s loans plus working capital reserves less outstanding debt.

Costs from RMC, net

In the nine months ended September 30, 2022, RMC - at its sole discretion - collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income). The reimbursement of costs from RMC waived was approximately $336,000 and $234,000 in the nine months ended September 30, 2022 and 2021, respectively.

The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $605,000 and $448,000 in the nine months ended September 30, 2022 and 2021, respectively. The increase was primarily due to an increase in the company's members' capital as a percent of the total capital of the related mortgage funds managed by RMC as well as an increase in allocable costs period over period.

Professional Services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The increase in professional services of approximately $50,000 for the nine months ended September 30, 2022 compared to the same period in 2021 was due to an increase in fees due to an outside contractor and an increase in legal fees due to expanded services associated with amending the operating agreement to extend the term of the company, loan transactions and valuation of loan collateral, partially offset by a decrease in legal fees due to timing differences. Costs for these professional services have been increasing – and are expected to continue to increase – as the demands of regulatory compliance increase and the rate at which firms charge for their services increases.

Analysis and discussion of income from operations 2022 v. 2021 (three months ended)

Significant changes to net income for the three months ended September 30, 2022 and 2021 are summarized in the following table ($ in thousands).

	Net interest income	Provision for (recovery of) loan losses	Operations expense	Net income
Three months ended
September 30, 2022	$1,671	—	476	$1,239
September 30, 2021	1,683	—	421	1,285
Change	$(12)	—	55	$(46)

Change
Increase secured loans principal - average daily balance	$3	—	—	$3
Effective yield rate	21	—	—	21
Decrease in members' capital - average daily balance	—	—	(3)	3
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	5	(5)
Interest on line of credit	(42)	—	—	(42)
Amortization of debt issuance costs	7	—	—	7
Late fees	—	—	—	(7)
Gain on sale, loans	—	—	—	28
Increase in allocable expenses from RMC	—	—	28	(28)
Interest on notes receivable from related parties	(1)	—	—	(1)
Reduced legal services	—	—	(3)	3
Timing of services rendered	—	—	(3)	3
Independent contractors	—	—	22	(22)
Expanded audit services	—	—	9	(9)
Change	$(12)	—	55	$(46)

The table above presents only the significant changes to net income for the period, and is not intended to cross-foot.

Net interest income

Net interest income decreased approximately $12,000 (0.7%) for the three months ended September 30, 2022 compared to the same period in 2021. The decrease in net interest income is due to an increase in interest expense of $36,000 (33.3%) due to an increase in the line of credit average daily balance of approximately $2.5 million (33.6%), offset in part by an increase in the effective yield rate of 0.15 percentage points and a decrease in amortized issuance costs of $7,000 (50%).

Provision/allowance for loan losses

Generally, the company has not recorded a significant provision/allowance for loan losses as the secured loans have protective equity such that collection is deemed probable for all recorded amounts due on the loan. There were no additions or charge-offs to the provision for loan losses during the three months ended September 30, 2022 and 2021.

Operations expense

Significant changes to operations expense for the three months ended September 30, 2022 and 2021 are summarized in the following table ($ in thousands).

	Mortgage servicing fees	Asset management fees	Costs from RMC, net	Professional services	Other	Total
Three months ended
September 30, 2022	$49	138	103	175	11	$476
September 30, 2021	50	141	70	145	15	421
Change	$(1)	(3)	33	30	(4)	$55

Change
Decrease in members' capital - average daily balance	—	(3)	—	—	—	(3)
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	5	—	—	5
Increase in allocable expenses from RMC	—	—	28	—	—	28
Reduced legal services	—	—	—	(3)	—	(3)
Timing of services rendered	—	—	—	(3)	—	(3)
Independent contractors	—	—	—	22	—	22
Expanded audit services	—	—	—	9	—	9
Other	(1)	—	—	5	(4)	—
Change	$(1)	(3)	33	30	(4)	$55

Mortgage Servicing fees

The decrease in mortgage servicing fees is approximately $1,000 for the three months ended September 30, 2022 as compared to the same period in 2021.

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

Costs from RMC, net

In the three months ended September 30, 2022, RMC - at its sole discretion - collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income). The reimbursement of costs from RMC waived was approximately $132,000 and $73,000 in the three months ended September 30, 2022 and 2021, respectively.

The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $235,000 and $143,000 in the three months ended September 30, 2022 and 2021, respectively. The increase was primarily due to an increase in the company's members' capital as a percent of the total capital of the related mortgage funds managed by RMC which was offset by a decrease in allocable costs period over period.

Professional Services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The increase in professional services of approximately $30,000 for the three months ended September 30, 2022 compared to the same period in 2021 was due primarily to an increase in fees due to an outside contractor and an increase fees in audit field work, offset in part by a decrease in legal fees due to reduced legal services.

Members' capital, cash flows and liquidity

Cash flows by business activity for the nine months ended September 30, 2022 and 2021 are presented in the following table ($ in thousands).

	2022	2021
Members’ capital
Earnings distributed to members, net of DRIP	$(1,631)	$(1,658)
Redemptions, net	(5,348)	(3,827)
O&O expenses repaid by RMC	87	69
Early withdrawal penalties	(3)	—
Cash – members’ capital, net	(6,895)	(5,416)

Borrowings
Line of credit payments, net	1,420	(8,900)
Interest paid	(308)	(337)
Debt issuance costs paid	(57)	—
Cash – borrowings, net	1,055	(9,237)
Cash - members' capital and borrowings, net	(5,840)	(14,653)

Loan principal/advances/interest
Loans funded & advances, net	(21,001)	(34,827)
Principal collected	24,137	42,684
Loans transferred from related mortgage fund	(1,939)	(4,672)
Loans transferred to related mortgage funds	—	2,560
Loans sold to non-affiliate	4,529	2,988
Interest received, net	4,494	6,125
Late fees	51	88
Promissory note funded to related party	(1,000)	—
Promissory note repaid by related party	1,000	—
Cash – loans, net	10,271	14,946

Formation loan collected	226	357

Operations expense	(1,436)	(1,395)

Net change in cash	$3,221	$(745)
Cash, end of period	$4,254	$1,554

To determine the amount of cash to be distributed in any month, the company relies in part on its forecast of full-year net income, which takes into account the difference between the forecasted net income for the remainder of the year and actual results in the year to date and the requirement to maintain a cash reserve. As of September 30, 2022, the difference between earnings allocated to members’ capital accounts and net income available to members was approximately $4,000, and is expected to be offset by future earnings in excess of net distributions in 2022 as a result of borrower payments received including forgone interest on loans designated non-accrual.

Redemptions of members capital

Redemptions of members’ capital for the three and nine months ended September 30, 2022 and 2021 are presented in the following table ($ in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
Redemptions	2022	2021	2022	2021
Without penalty	$1,975	$794	$5,240	$3,227
With penalty	—	357	111	624
Total	$1,975	$1,151	$5,351	$3,851
Early withdrawal penalties	$—	$14	$3	$24

At September 30, 2022, scheduled redemptions of members' capital were approximately $2.5 million, substantially all of which is payable in 2022. Total redemptions in 2022 are expected to be approximately $7.9 million, being the sum of redemptions during the nine months ended September 30, 2022 of approximately $5.3 million plus the scheduled redemptions of approximately $2.5 million at September 30, 2022 plus expected new redemption requests of approximately $0.1 million to be paid in 2022.

Unless waived by the manager, the company will not redeem in any calendar year more than 5.0%, and in any calendar quarter 1.25%, of the weighted average number of units outstanding in the twelve (12) month period immediately prior to the date of redemption. Aggregate redemption requests for the calendar quarters ending March 31, 2022, June 30, 2022 and September 30, 2022 exceeded the 1.25% limitation; however, the manager elected to waive the quarterly limitation rather than withhold the excess redemption amount and pay the unfulfilled redemption requests in future periods. Scheduled redemptions for the fourth quarter of 2022 currently exceed the 1.25% quarterly limitation and the manager expects total redemption requests for the 2022 calendar year to exceed the 5.0% limitation. Based upon the estimated overages and the expected availability of cash flow, the manager currently intends to waive the quarterly and the annual limitation for the calendar year 2022; however, the manager has no obligation to redeem units in excess of these limitations with respect to the currently scheduled redemption requests, or otherwise.

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

Contractual obligations and commitments

At September 30, 2022, the company had no construction or rehabilitation loans outstanding, no loan commitments pending, and no off-balance sheet arrangements as such arrangements are not permitted by the Operating Agreement. Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report presents detailed discussion of the company’s contractual obligations to RMC.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the manager’s or company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2022, the company is not involved in any legal proceedings other than those that would be considered part of the normal course of business. In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes or protect or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance.

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

As of September 30, 2022, the gross proceeds from sales of units to our members under our DRIP pursuant to the May 9, 2019 Form S-3 Registration Statement (after May 9, 2019) was approximately $7,651,000, which proceeds are used for general corporate operations.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: November 14, 2022	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer)