Form 10-K
period 2022-12-31
Redwood Mortgage Investors IX
filed 2023-03-31
CIK 1448038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to___________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

The registrant’s units of limited liability company interests are not publicly traded and therefore have no market value. The registrant is conducting an ongoing offering of its units pursuant to a Registration Statement on Form S-3 (File No. 333-231333), which are being sold at $1.00 per unit. The registrant had approximately 72.3 million limited liability company interests outstanding as of February 28, 2023.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Index to Form 10-K

December 31, 2022

i

Forward-Looking Statements

Certain statements in this Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), including statements regarding the company’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods or by use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” “possible” or similar terms or variations on those terms or the negative of those terms. Forward-looking statements include statements regarding trends in the California real estate market; future interest rates and economic conditions and their effect on the company and its assets; estimates as to the allowance for loan losses; forecasts of future sales and redemptions of units, forecasts of future funding of loans; loan payoffs and the possibility of future loan sales (and the gain thereon, net of expenses) to third parties, if any; forecasts of future financial support by the manager including the eventual elimination of financial support; future fluctuations in the net distribution rate; and beliefs relating to how the company will be affected by current economic conditions and trends in the financial and credit markets. Actual results may be materially different from what is projected by such forward-looking statements therefore, you should not place undue reliance on forward looking statements, which reflect our view only as of the date hereof.

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

The company is externally managed by Redwood Mortgage Corp (“RMC” or the “manager”). The manager is solely responsible for managing the business and affairs of the company, subject to the voting rights of the members on specified matters. The manager acting alone has the power and authority to act for and bind the company. RMC is entitled to receive (i) a monthly asset management fee for managing RMI IX's assets, liabilities, and operations in an amount up to three-quarters of one percent (0.75%) annually of the portion of the capital originally committed to investment in mortgages, not including leverage and including up to two percent (2%) of working capital reserves, (ii) reimbursements of qualifying costs as specified in the Operating Agreement , and (iii) one percent (1%) of the profits and losses of the company. The mortgage loans the company funds and/or invests in are arranged and generally are serviced by RMC.

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

Net income or loss is allocated among the members according to their respective capital accounts after one percent (1%) of the net income or loss is allocated to the manager. The monthly results are subject to subsequent adjustment as a result of quarterly and year-end accounting and reporting. The company’s net income, cash available for distribution, and net-distribution rate fluctuates depending on:

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
•
the timing and amount of payments from RMC on the formation loan; and
•
fee and/or cost reimbursements waived, if any, from RMC.

Federal and state income taxes are the obligation of the members, other than the annual California franchise tax and the California LLC gross receipts tax. The tax basis in the net assets of the company differs from the book basis by the amount of the allowance for loan losses.

Distribution policy/Distribution reinvestment plan (“DRIP”)

Cash available for distribution at the end of each calendar month is allocated ninety-nine percent (99%) to the members and one percent (1%) to the manager. Cash available for distribution means cash flow from operations (excluding repayments for loan principal and other capital transaction proceeds) less amounts set aside for creation or restoration of reserves. The manager may withhold from cash otherwise distributable to the members with respect to any period the respective amounts of organization and offering (“O&O”) expenses allocated to the members’ accounts for the applicable period pursuant to the company’s reimbursement to RMC and allocation to members’ accounts of O&O expenses. The amount otherwise distributable, less the respective amounts of O&O expenses allocated to members, is the net distribution. Pursuant to the terms of the Operating Agreement, cash available for distribution to the members is allocated among the members in proportion to their percentage interests (except with respect to differences in the amounts of O&O expenses allocated to the respective members during the applicable period) and in proportion to the number of days during the applicable month that they owned such percentage interests.

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

The distribution reinvestment plan (“DRIP”) provision of the Operating Agreement permits members to elect to have all or a portion of their monthly distributions reinvested in the purchase of additional units. Cash available for distributions allocable to members who have elected to participate in the DRIP is distributed and reinvested in units at each month end.

In May 2019, the company filed a Registration Statement on Form S-3 with the SEC (SEC File No. 333-231333) that went effective May 9, 2019, to offer up to 15 million units ($15 million) to members of record as of April 30, 2019 who had previously elected to participate in the DRIP or who later provide written notice to the manager electing to participate in the DRIP, in those states in which approval has been obtained. As of December 31, 2022, the aggregate gross proceeds from sales of units to members under the company's DRIP pursuant to the May 2019 Form S-3 Registration Statement is approximately $8.1 million.

Liquidity and unit redemption program

There are substantial restrictions on transferability of units of interest of the company ("units" or "company interests"), and there is no established public trading and/or secondary market for the units and none is expected to develop. In order to provide liquidity to members, the Operating Agreement includes a unit redemption program, whereby a member may redeem all or part of their units, subject to certain limitations.

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

The company redeems units quarterly, subject to certain limitations provided for in the Operating Agreement. The maximum number of units which may be redeemed per quarter per individual member shall not exceed the greater of (i) 100 thousand units, or (ii) 25% of the member’s total outstanding units. For redemption requests requiring more than one quarter to fully redeem, the percentage discount amount if any, that applies when the redemption payments begin continues to apply throughout the redemption period and applies to all units covered by such redemption request regardless of when the final redemption payment is made.

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

In 2022, the units redeemed were approximately $8.1 million, which exceeded the annual redemption limitation of approximately $3.8 million. In 2021, the units redeemed were approximately $4.8 million, which exceeded the annual redemption limitation of approximately $4.0 million.

Effective March 31, 2023, the manager intends to strictly adhere to the quarterly and annual members’ capital redemption limitations as described in the company’s Operating Agreement. The manager has no present intention to exercise its discretionary power to waive or modify the enforcement of the annual redemptions limitation in the foreseeable future.

Total redemption requests scheduled for March 31, 2023, approximate $1.9 million, which amount exceeds the quarterly limitation of $936 thousand. Accordingly, the redemption requests will be honored in the following order of priority:

•
first, to redemptions upon the death of a member, which total $85 thousand; and
•
next, to other redemption requests until all other requests for redemption have been met.

All redemption requests (other than redemptions upon the death of a member) shall be honored on a pro rata basis, based on the amount of redemption requests received in – and/or carried over from – the preceding quarter. The redemptions, net of the redemptions upon the death of a member, to be paid on March 31, 2023, will be approximately $851 thousand or forty-five percent (45%) of redemption requests scheduled. Redemption requests scheduled but not paid at March 31, 2023, are carried forward to subsequent quarters until paid.

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

Generally, interest rates on our mortgage loans are higher than conventional mortgage loans and have not been affected directly by market movements in interest rates. If, as expected, we continue to make and invest in fixed rate loans primarily, and interest rates rise, a possible result would be lower prepayments of the company’s loans. This increase in the duration of time loans are on the books may reduce overall liquidity, which itself may reduce our investment into new loans at higher interest rates. Conversely, if interest rates decline, we could see a significant increase in borrower prepayments. If we then invest in new loans at lower rates of interest, a lower yield to members may possibly result.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

This federal law passed in 2010 imposes significant regulatory restrictions on the origination of residential mortgage loans, under sections concerning “Mortgage Reform and Anti-Predatory Lending.” For example, when a consumer loan secured by a dwelling is made, the lender is generally required to make a reasonable and good faith determination, based on verified and documented information concerning the consumer’s financial situation, as to whether the consumer has a reasonable ability to repay the mortgage loan before extending the loan. The act established regulations prohibiting a creditor from extending credit to a consumer secured by a high-cost mortgage without first receiving certification from an independent counselor approved by a government agency. The act also added new provisions prohibiting balloon payments for defined high-cost mortgages. The act established the Consumer Financial Protection Bureau (“CFPB”), giving it regulatory authority over most federal consumer-lending laws, including those relating to residential mortgage lending, and oversight over companies that provide consumer financial products or services, including us. Many of the federal regulations governing mortgage lending have been significantly amended and expanded through the passage of the Dodd Frank Act.

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

California Consumer Privacy Act of 2018 (“CCPA”) and California Privacy Rights Act of 2020 (“CPRA”)

Enacted in 2018 and effective January 1, 2020, the CCPA provides California consumers with broad rights regarding the use and sale of personal information collected by businesses covered by the CCPA. Enacted in 2020 and effective on January 1, 2023, the CPRA expands the scope and applicability of the CCPA while introducing new privacy protections that extend beyond those included in the CCPA and its implementing regulations. The CPRA also established a new enforcement body, the California Privacy Protection Agency (“CPPA”)and required the CPPA to adopt final CPRA regulations prior to its effective date. CPRA regulations are currently not effective; however, proposed regulations have been approved for review by the California Office of Administrative Law and are currently expected to take effect in April of 2023.

The CPRA generally applies to businesses that both collect personal information from California consumers and (i) have $25 million or more in annual gross revenues; (ii) derive more than 50% of their annual revenue from selling consumers’ personal information; or (iii) annually buys, sells or shares the personal information of more than 100 thousand consumers or households. Covered businesses are required to disclose the categories of personal information collected about consumers and to adopt privacy policies and procedures that, among other things, specifically allow consumers to request the deletion of their information and to exclude their information from sale.

Neither the company nor RMC has or will sell information collected from consumers in connection with their lending businesses. RMC does, however, collect personal information from potential borrowers, investors and other parties that constitutes personal information governed by the CCPA and the CPRA. RMC and its loan programs currently do not have $25 million in gross revenues and are not directly subject to the CCPA. However, RMC, the company and RMC’s other loan programs may, in the aggregate, exceed this $25 million threshold and RMC voluntarily incorporates many of the CPRA requirements into its current privacy policies.

COVID-19 Foreclosure & Eviction Moratoriums

In response to the economic hardships caused by the COVID-19 epidemic the federal government, California and some other states as well as localities imposed foreclosure and eviction moratoriums temporarily restricting the ability of lenders and property owners to initiate or continue foreclosure and eviction proceedings against individuals adversely affected by the COVID-19 pandemic. The terms during which such moratoriums were made effective varied and while some, including California's eviction and foreclosure moratoriums, have since expired, some local moratoriums have been extended by the applicable enacting governmental bodies and remain effective. While effective, foreclosure moratoriums may restrict our ability to foreclose on certain types of properties securing defaulted loans and increase the overall timeline to resolve these non-performing loans. Eviction moratoriums may also adversely affect the ability of our borrowers to collect rent from their properties which, in turn, may affect their ability to make payments on our loans.

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

Neither RMC nor the company is aware of any federal or state laws, regulations, or rules that are likely to be enacted that would be materially adverse to the business of RMC or the company.

Term of the company

On March 11, 2022, following the receipt of the approval of over 53% of the total member units then outstanding, RMC's board of directors adopted the Second Amendment to Ninth Amended and Restated Limited Liability Operating Agreement for RMI IX, effectively extending the term of RMI IX through December 31, 2038. The term of the company will therefore terminate on December 31, 2038 unless: (i) the term is further extended by RMC with the affirmative consent of a majority interest of the members; or (ii) the company is earlier terminated pursuant to the Operating Agreement or by operation of law.

Delivery of Annual Report on Form 10-K

The company will send an annual report on form 10-K to all unit holders and the report will include audited financial statements.

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

RISKS RELATED TO OUR BUSINESS

Changes in interest rates have and could further adversely impact our financial condition and results of operation and may affect your return on your investment.

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control such as the current geopolitical instability in Europe. Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. Also, rising interest rates reduce the value of our existing loans that do not have adjustable rates. We expect that the majority of our loans will not include prepayment penalties for a borrower paying off a loan prior to maturity. The absence of a prepayment penalty may lead borrowers to refinance higher-interest rate loans in a market of falling interest rates. This would then require us to reinvest the prepayment proceeds in loans or alternative short-term investments with lower interest rates and a corresponding lower yield to members. Conversely, higher interest rates may provide a disincentive for borrowers to refinance existing loans with lower interest rates thereby limiting cash available to us to invest in higher yielding loans, pay expenses and redeem member units.

Residential mortgage lending is subject to substantial volatility due to increases in interest rates, a significant lack of housing inventory in our principal markets and other market forces beyond our control. Increases in interest rates have and may further materially and adversely impact our future loan origination volume. Decreases in the value of collateral securing our outstanding loans may increase rates of borrower default which would adversely affect our financial condition and results of operation.

Our loans typically have fixed rates and the majority of our loans are for terms of one to five years. Consequently, as interest rates increase, there is a risk that such interest rates will exceed the average interest rate earned by our loan portfolio. As a result of the rapid increase in interest rates and a reluctance of our borrowers to prepay or refinance our loans, we are experiencing a decrease in our liquidity which has required the company to enforce the restrictions and limitation on unit redemptions commencing March 31, 2023. This means you will be unable to quickly redeem your units, in order to take advantage of higher returns available from other investments. In addition, an increase in interest rates accompanied by a tight supply of mortgage funds may make refinancing by borrowers with balloon payments difficult or impossible and in such event, the property may be foreclosed upon.

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

Inflation could negatively impact our business and profitability. Prolonged periods of inflation may impact our profitability by negatively impacting our otherwise fixed costs and expenses.

Our borrowers may be negatively impacted by a pandemic, which may result in adverse impacts to our financial condition and results of operation.

In the event of future public health crises, epidemics, pandemics or similar events, the communities where we do business may be put under varying degrees of restrictions on social gatherings and business operations. These restrictions, combined with related changes in consumer behavior and significant increases in unemployment, may result in extreme financial hardship for certain borrowers. Some of our borrowers may be unable to meet their debt obligations to us in a timely manner, or at all, and we may experience a heightened number of requests from borrowers for forbearances on loans.

If pandemic related Federal, state and local moratoriums on evictions for non-payment of rent are enacted, they may negatively impact the ability of some borrowers to make payments on loans made for multifamily housing. In addition, such action may ultimately cause a meaningful number of loans in our portfolio to need forbearance or significant modification and migrate to an adverse risk rating because of impacts of an economic recession. In light of these, and other credit issues, we cannot be sure that our allowance for credit losses will be adequate or that additional increases to the allowance for credit losses will not be needed in subsequent periods. If our allowance is not adequate, future net charge-offs may be in excess of our current expected losses, which would create the need for more provisioning and will have a negative impact on our financial condition, results of operations and capital position.

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

RMC relies on appraisals to determine the fair market value (“FMV”) of the underlying property securing our loans. These appraisals may be inaccurate or not reflect subsequent events affecting FMV which could increase our risk of loss.

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

Section 1026.32 of Regulation Z defines a “high-cost mortgage” as any consumer loan secured by a primary residence where either (i) the annual percentage rate (“APR”), measured as of the date the rate is set, exceeds the average prime offer rate (“APOR”) for a comparable transaction on that date by more than 6.5% on a first mortgage or 8.5% on a junior mortgage; or (ii) the total fees payable by the consumer exceed 5% for a loan of more than or equal to $20 thousand, or 8.5% or $1 thousand (whichever is less) on a loan of less than $20 thousand.

The failure to comply with the regulations, even if the failure was unintended, will render the loan rescindable for up to three years. If the loan is rescinded, interest and fees paid by the borrower must be refunded by the lender. The lender could also be held liable for attorneys’ fees, finance charges and fees paid by the borrower and certain other money damages.

In addition, under California law consumer loans secured by liens on primary residences in amounts less than the Fannie Mae/Freddie Mac conforming loan limit may be considered to be “high-cost loans” under certain circumstances. While it is unlikely that we would make many high-cost loans, the failure to comply with California law regarding such loans could have significant adverse effects on us. The reckless or willful failure to comply with any provision of this law, including the mandatory disclosure provisions, could result in, among other penalties, the imposition of administrative penalties of $25 thousand, loss or suspension of the offending broker’s license, as well as exposure to civil liability to the consumer/borrower (including the imposition of actual and punitive damages).

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

The unit redemption program contains significant restrictions and limitations that limit your ability to redeem your units. The number of units you may redeem per quarter is subject to a maximum of the greater of 100 thousand units or 25% of your units outstanding. Also, we will limit redemptions from members, in any calendar year, to a total of not more than 5% (or in any calendar quarter, 1.25%) of the weighted average number of units outstanding during the 12-month period immediately prior to the date of the redemption. Our manager has the right, in its sole discretion, at any time, to reject any request for redemption, or to suspend or terminate the acceptance of new redemption requests without prior notice, or to terminate, suspend or amend the unit redemption program upon 30-day notice. We fund redemptions from available cash and do not have a working capital reserve from which to fund redemptions. For this purpose, cash is available only after company expenses have been paid (including compensation to our manager), adequate provision has been made for payment of current and future debt, and adequate provision has been made for the payment of monthly cash distributions to members who do not reinvest pursuant to our distribution reinvestment plan. As a result of the rapid increase in interest rates and a reluctance of our borrowers to prepay or refinance our loans, we are experiencing a decrease in our liquidity which has required the manager to adhere to the restrictions and limitation on unit redemptions effective March 31, 2023.

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

Accordingly, we do not have an audit or compensation committee. As a result, members must rely on our manager, which is not independent, to perform these functions. Thus, there is a potential conflict in that our manager, which is engaged in management, will participate in decisions concerning management compensation and audit issues that may affect management performance.

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

We intend to maintain a working capital reserve to meet our obligations, including our carrying costs and operating expenses. Our manager believes such reserves are reasonably sufficient for our contingencies. If for any reason those reserves are insufficient, we will have to borrow the required funds, limit or suspend redemptions, or liquidate some or all of our loans. In the event our manager deems it necessary to borrow funds, such borrowings may not be on acceptable terms or even available to us which could materially adversely affect our business and financial results.

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

The company is externally managed so it does not possess or lease any office space. The company's address is RMC’s principal office space. RMC is located in a leased space at 177 Bovet Road, Suite 520, San Mateo, CA 94402.

Item 3 – Legal Proceedings

See Note 6 (Commitments and Contingencies, Other Than Loan Commitments) to the financial statements included in Part II, Item 8 of this report for information regarding legal proceedings and government proceedings, which presentation is incorporated by reference into this Item 3.

Item 4 – Mine Safety Disclosures

Not Applicable.

Part II

Item 5 – Market for the Registrant’s Units, Related Unitholder Matters and Issuer Purchases of Equity Securities

Investors will have limited ability to sell their units. Our units are not listed on an exchange or quoted through a quotation system, and there is no secondary market nor do we expect that any will develop in the foreseeable future. Units are not freely transferable, and they may not be acceptable by a lender as security for borrowing. Our operating agreement also imposes substantial restrictions upon your ability to transfer units. Therefore, an investment in our units is not suitable for investors who expect to require short-term liquidity from their investments. See “Liquidity and unit redemptions program” in Part I of this Report. As of February 28, 2023, we had approximately 1178 unit holders, who held approximately 72.3 million units.

Recent sales of unregistered securities

All sales of our units within the past three years were registered under the Securities Act.

DRIP/ SEC registrations

In May 2019, the company filed a Registration Statement on Form S-3 with the SEC (SEC File No. 333-231333) that went effective May 9, 2019 to offer up to 15 million units ($15 million) to members of record as of April 30, 2019 who previously elected to participate in the DRIP or who later provide written notice to the manager electing to participate in the DRIP, and who reside in those states in which approval to sell has been obtained.

As of December 31, 2022, the aggregate gross proceeds from sales of units to members under our DRIP pursuant to the May 2019 Form S-3 Registration Statement is approximately $8.1 million. Earnings distributed and reinvested in our DRIP were approximately $2 million and $2.2 million in 2022 and 2021, respectively.

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

In 2022, the units redeemed were approximately $8.1 million, which exceeded the annual redemption limitation of approximately $3.8 million. In 2021, the units redeemed were approximately $4.8 million which exceeded the annual limitation of approximately $4.0 million.

Effective March 31, 2023, the manager intends to strictly adhere to the quarterly and annual members’ capital redemption limitations as described in the company’s Operating Agreement. The manager has no present intention to exercise its discretionary power to waive or modify the enforcement of the annual redemptions limitation in the foreseeable future.

Total redemption requests scheduled for March 31, 2023, approximate $1.9 million, which amount exceeds the quarterly limitation of $936 thousand. Accordingly, the redemption requests will be honored in the following order of priority:

•
first, to redemptions upon the death of a member, which total $85 thousand; and
•
next, to other redemption requests until all other requests for redemption have been met.

All redemption requests shall be honored on a pro rata basis, based on the amount of redemption requests received in – and/or carried over from – the preceding quarter. The redemptions, net of the redemptions upon the death of a member, to be paid on March 31, 2023, will be approximately $851 thousand or forty-five percent (45%) of redemption requests scheduled. Redemption requests scheduled but not paid at March 31, 2023, are carried forward to subsequent quarters until paid.

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

Commissions for unit sales to new members paid to broker-dealers/formation loan

Commissions for unit sales to new members paid to broker-dealers (“B/D sales commissions”) and premiums paid to certain investors upon the purchase of units were paid by RMC and were not paid directly by us out of unit-sales proceeds. Instead, the company advanced to RMC amounts sufficient to pay the B/D sales commissions and premiums to be paid to investors. Such advances in total were not to exceed seven percent (7%) of offering proceeds. The receivable arising from the advances is unsecured and non-interest bearing and is referred to as the “formation loan.” As of December 31, 2022, (offerings of units to new members ended April 30, 2019) such advances totaled approximately $5.6 million, of which $3.1 million remains outstanding (the "Current Formation Loan Balance"). Please refer to the information under “—Formation loan” and “—Organization and offering expenses” in Note 3 (Manager and Other Related Parties) to the financial statements included in Part II, Item 8 of this report for a discussion of the formation loan and organization and offering expenses, which discussions are incorporated herein by this reference.

In March 2022, the Operating Agreement was amended to extend the term of repayment of the formation loan to December 31, 2038 to coincide with the extended term of the company. The Current Formation Loan Balance is repayable by RMC in annual installments of approximately $208 thousand which may be paid by RMC either in full on December 31 of each calendar year during the term of the company (each, an “Annual Payment Date”) or in four equal quarterly installments beginning on the Annual Payment Date and continuing thereafter on the last day of each calendar quarter in the following year. Any amount of the formation loan balance remaining unpaid on the last day of the company term, if any, is payable in full on that date.

Distributions

Distributions to members' totaled approximately $4.1 million and $4.4 million in 2022 and 2021, respectively. See “Distribution policy” under Item 1- Business in Part I of this annual report, which discussion is incorporated by reference herein.

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

Units redeemed in 2022 and 2021 by quarter are presented in the following table ($ in thousands). All redemptions are made on the last business day of the quarter and valued at $1 per unit.

For the quarterly period ended	2022	2021
March 31	$1,928	$927
June 30	1,449	1,774
September 30	1,975	1,151
December 31	2,718	1,009
Total	$8,070	$4,861

Total withdrawals since formation	$26,169	$18,099

In 2022, the units redeemed were approximately $8.1 million, which exceeded the annual redemption limitation of approximately $3.8 million. In 2021, the units redeemed were approximately $4.9 million, which exceeded the annual redemption limit of approximately $4.0 million.

Effective March 31, 2023, the manager intends to strictly adhere to the quarterly and annual members’ capital redemption limitations as described in the company’s Operating Agreement. The manager has no present intention to exercise its discretionary power to waive or modify the enforcement of the annual redemptions limitation in the foreseeable future.

Fair market value / unit value

In compliance with FINRA Rule 2310 concerning direct-participation-program value per unit estimates, RMC obtained information regarding fair market valuations of the net assets and unit value as of December 31, 2022, for RMI IX. The valuations were performed with the assistance of an independent valuation firm that provides asset valuations to retirement plan sponsors, plan administrators, banking and trust companies, and ERISA plans. The fair values of the individual properties were taken from appraisals which referenced the most current available market information such as listing agreements, offers, and pending and closed sales. Industry standard valuation approaches, including the Income Approach, were utilized in deriving the fair values, as appropriate. There is no assurance that this estimated fair value of the membership units is or will remain accurate, and it does not determine the amount that a member is entitled to receive upon redemption of units. The redemption amount is determined by the applicable provisions of the Operating Agreement.

Based on the analysis summarized in Exhibit 99.1 (Fair Value per Unit), the fair value of a unit of RMI IX was determined to be $1.00.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Such estimates relate principally to the determination of the allowance for loan losses, including determining the fair value of the collateral, and the valuation of real estate owned, at acquisition and subsequently (RMI IX has not acquired real estate owned (“REO”) since it commenced operations in 2009). Actual results could differ significantly from these estimates.

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

Fair value estimates

The fair value of the collateral/real property is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values and publicly available information on in-market transactions. Appraisals of commercial real property generally present three approaches to estimating value: 1) market comparables or sales approach; 2) cost to replace; and 3) capitalized cash flows or income approach. These approaches may or may not result in a common, single value. The market-comparables approach may yield several different values depending on certain basic assumptions, including adjustments made for any attributes specific to the real estate property.

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

Results of Operations

The following discussion describes our results of operations for 2022 and 2021.

Key performance indicators

Key performance indicators are presented in the following table for 2022 and 2021 ($ in thousands).

	2022	2021
Secured loans principal – end of period balance	$72,533	$81,097
Secured loans principal – average daily balance	$76,981	$80,570

Interest income	$6,526	$6,943
Portfolio interest rate(1)	8.3%	8.5%
Effective yield rate(2)	8.5%	8.6%

Line of credit – end of period balance	$9,900	$8,480
Line of credit – average daily balance(3)	$8,479	$7,941

Interest expense	$520	$456
Interest rate – line of credit(3)	7.1%	5.0%

Provision for (recovery of) loan losses	$—	$—

Total operations expense(8)	$2,028	$1,743

Net income(8)	$4,058	$4,806
Percent of average members’ capital(4)(5)	5.3%	6.0%

Member distributions	$4,122	$4,418
Percent of average members’ capital(4)(6)	5.4%	5.5%

Members’ capital, gross – end of period balance	$71,730	$78,192
Members’ capital, gross – average daily balance	$75,839	$79,684

Member redemptions(7)	$8,070	$4,861

(1)
Stated interest rate, weighted daily average (annualized)
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
(7)
Scheduled member redemptions as of December 31, 2022 were approximately $1.2 million (Scheduled redemptions of members' capital were $2.1 million as of December 31, 2021).
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

The secured loan principal at December 31, 2022 of $72.5 million was a decrease of approximately 11% ($8.6 million) over the December 31, 2021 secured loans principal of $81.1 million. Members’ capital at December 31, 2022 of $71.7 million was a decrease of approximately 8.3% ($6.5 million) from December 31, 2021, as redemptions of members' units exceeded purchases of DRIP units. We expect the loan portfolio and capital available to lend to continue to decline as a result of continuing member redemptions although this may be offset in part by utilizing borrowings from the Line of Credit to fund future loans.

Secured loans

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a secured loan portfolio that has substantial protective equity (i.e., property value to outstanding debt) as indicated by the overall weighted average loan-to-value ratio (LTV) which at December 31, 2022 was approximately 58.3% at the time origination. Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 41.7% in the property, and we as lenders have lent in the aggregate 58.3% (including other senior liens on the property, for other than first-lien loans) against the properties we hold as collateral for the repayment of our loans.

Secured loans, principal by LTV and lien position at December 31, 2022 are presented in the following table ($ in thousands). The LTVs shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Secured loans, principal
LTV(1)	First trust deeds	Percent	Second trust deeds	Percent	Total principal	Percent
<40%	$1,081	1.5%	$2,695	3.7%	$3,776	5.2%
40-49%	13,206	18.2	—	0.0	13,206	18.2
50-59%	12,034	16.6	181	0.2	12,215	16.8
60-69%	29,559	40.8	4,124	5.7	33,683	46.5
Subtotal <70%	55,880	77.1	7,000	9.6	62,880	86.7

70-79%	1,617	2.2	6,036	8.3	7,653	10.5
Subtotal <80%	57,497	79.3	13,036	17.9	70,533	97.2

≥80%(2)	2,000	2.8	—	0.0	2,000	2.8

Total	$59,497	82.1%	$13,036	17.9%	$72,533	100.0%

(1)
LTV classifications in the table above are based on the company's recorded investment in the loan.
(2)
One loan with principal of approximately $2.0 million has an LTV of 108.18%. The loan agreement was executed by an individual with substantial real estate holdings, experience and substantial financial resources.

Non-performing secured loans, principal by LTV and lien position at December 31, 2022 are presented in the following table ($ in thousands). The LTV’s shown in this table have been updated for any appraisals ordered and received by the manager after origination of the loan.

	Non-performing secured loans, principal
LTV(3)	First trust deeds	Percent(4)	Second trust deeds	Percent(4)	Total principal	Percent(4)
<40%	$—	0.0%	$—	0.0%	$—	0.0%
40-49%	—	0.0	—	0.0	—	0.0
50-59%	1,500	2.1	181	0.2	1,681	2.3
60-69%	5,930	8.2	499	0.7	6,429	8.9
Subtotal <70%	7,430	10.3	680	0.9	8,110	11.2

70-79%	—	0.0	—	0.0	—	0.0
Subtotal <80%	7,430	10.3	680	0.9	8,110	11.2

≥80%	—	0.0	—	0.0	—	0.0

Total	$7,430	10.3%	$680	0.9%	$8,110	11.2%

(3)
LTV classifications in the table above are based on the company's recorded investment in the loan.
(4)
Percent of secured loans principal, end of period balance

Payments in arrears at December 31, 2022 for non-performing secured loans, (i.e., principal and interest payments past due 30 or more days) totaled approximately $2.2 million of which approximately $2 million was principal and approximately $133 thousand was accrued interest.

See Note 4 (Loans) to the financial statements included in Part II, Item 8 of this report for detailed presentations as to the secured loan portfolio, payments in arears on non-performing loans, and on the allowance for loan losses.

Performance overview/net income 2022 v. 2021

Net income available to members as a percent of members’ capital, gross – average daily balance was 5.3% and 6.0% for the year ended December 31, 2022 and 2021, respectively. Net income decreased approximately $748 thousand in 2022 as compared to 2021 due to a decrease in net interest income of approximately $481 thousand and an increase in operations expenses of approximately $285 thousand.

Analysis and discussion of income from operations 2022 v. 2021

Significant changes to net income in 2022 and 2021 are summarized in the following table ($ in thousands).

	Net interest income	Provision for (recovery of) loan losses	Operations expense	Net income
Year ended
December 31, 2022	$6,006	—	2,028	$4,058
December 31, 2021	6,487	—	1,743	4,806
Change	$(481)	—	285	$(748)

Change
Decrease secured loans principal - average daily balance	$(296)	—	(7)	$(289)
Effective yield rate	(122)	—	—	(122)
Decrease members' capital - average daily balance	—	—	(12)	12
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	24	(24)
Interest on line of credit	(82)	—	—	(82)
Amortization of debt issuance costs	20	—	—	20
Late fees	—	—	—	(22)
Gain on sale, loans	—	—	—	40
Increase in allocable expenses from RMC	—	—	26	(26)
RMC fees/costs reimbursements collected	—	—	78	(78)
Interest on notes receivable from related parties	(1)	—	—	(1)
Tax compliance cost efficiency	—	—	(5)	5
Expanded legal services	—	—	32	(32)
Timing of services rendered	—	—	52	(52)
Independent contractors	—	—	103	(103)
Expanded audit services	—	—	9	(9)
Other	—	—	(15)	15
Change	$(481)	—	285	$(748)

The table above displays only significant changes to net income for the period, and is not intended to cross foot.

Net interest income

Net interest income decreased approximately $481 thousand (7.4%) in 2022 compared to 2021. The decrease in net interest income is due to a decrease in interest income of approximately $417 thousand (6.0%) resulting from the decrease in the average daily balance of secured loans of approximately $3.6 million (4.5%) and an increase in interest expense of $64 thousand (14.0%) due to greater utilization of the line of credit. The line of credit was utilized with an average daily balance of approximately $8.5 million for 2022 as compared to $7.9 million for 2021.

Foregone interest on non-accrual loans at December 31, 2022 was approximately $58 thousand, a decrease of approximately $9 thousand compared to December 31, 2021.

Provision for loan losses/Allowance for loan losses

Generally, the company has not recorded a significant provision/allowance for loan losses as the secured loans have protective equity such that collection is deemed probable for all recorded amounts due on the loan. There were no charge-offs nor was there a provision for loan losses for 2022 and 2021.

Operations expense 2022 v. 2021

Significant changes to operations expense in 2022 and 2021, are summarized in the following table ($ in thousands).

	Mortgage servicing fees	Asset management fees	Costs from RMC, net	Professional services	Other	Total
Year ended
December 31, 2022	$193	552	348	897	38	$2,028
December 31, 2021	201	564	220	693	65	1,743
Change	$(8)	(12)	128	204	(27)	$285

Change
Decrease secured loans principal - average daily balance	$(7)	—	—	—	—	$(7)
Decrease members' capital - average daily balance	—	(12)	—	—	—	(12)
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	24	—	—	24
Increase in allocable expenses from RMC	—	—	26	—	—	26
RMC fees/costs reimbursements collected	—	—	78	—	—	78
Tax compliance cost efficiency	—	—	—	(5)	—	(5)
Expanded legal services	—	—	—	32	—	32
Timing of services rendered	—	—	—	52	—	52
Independent contractors	—	—	—	103	—	103
Expanded audit services	—	—	—	9	—	9
Other	(1)	—	—	13	(27)	(15)
Change	$(8)	(12)	128	204	(27)	$285

Mortgage servicing fees

The decrease in mortgage servicing fees of approximately $8 thousand from 2022 compared to 2021 to was due to a decrease in the average daily balance - secured loans of approximately $3.6 million at the annual mortgage servicing fee to RMC of 0.25%.

Asset Management Fees

The decrease in asset management fees of approximately $12 thousand from 2022 compared to 2021 was due to a decrease in the members' capital base at year-end December 31, 2022 compared to year-end December 31, 2021. The decrease in the members' capital base is due in part to increased redemption requests and a decrease in loan payoffs largely attributable to the recent rapid increase in interest rates. The asset management fee is determined based on the prior year end member’s capital base which is computed as the then fair value of the company’s loans plus working capital reserves less outstanding debt.

Costs from RMC, net

RMC is entitled to request reimbursement for operations expense incurred on behalf of RMI IX, including without limitation, RMC's personnel and non-personnel costs incurred for qualifying business activities, including investor services, accounting, tax and data processing, postage and out-of-pocket general and administration expenses. In the year ended 2022, RMC - at its sole discretion - collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income). The reimbursement of costs from RMC waived was approximately $449 thousand and $425 thousand in 2022 and 2021, respectively.

The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $797 thousand and $645 thousand in 2022 and 2021, respectively. The increase in 2022 was primarily due to an increase of approximately $78 thousand in RMC cost reimbursements collected, an increase of approximately $24 thousand in the company's members' capital as a percent of the total capital of the related mortgage funds managed by RMC, and an increase of approximately $26 thousand in allocable costs period over period.

Professional services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The increase in professional services of approximately $204 thousand from 2022 compared to 2021 was due to an increase in fees due to independent contractors, an increase in legal fees due to expanded services associated with amending the operating agreement to extend the term of the company, loan transactions and valuation of loan collateral and an increase in audit fees due to timing differences. Costs for these professional services have been increasing – and are expected to continue to increase – as the demands of regulatory compliance increase and the rate at which firms charge for their services increases.

Members’ capital, cash flows and liquidity

Cash flows by business activity for 2022 and 2021 are presented in the following table ($ in thousands).

	2022	2021
Members’ capital
Earnings distributed to members, net of DRIP	$(2,168)	$(2,351)
Redemptions, net	(8,067)	(4,826)
O&O expenses repaid by RMC	131	81
Early withdrawal penalties	(3)	—
Cash – members’ capital, net	(10,107)	(7,096)

Borrowings
Line of credit borrowings (payments), net	1,420	(1,520)
Interest paid	(465)	(400)
Debt issuance costs paid	(57)	—
Cash – borrowings, net	898	(1,920)
Cash – members' capital and borrowings, net	(9,209)	(9,016)

Loan principal/advances/interest
Loans funded & advances, net	(30,252)	(49,185)
Principal collected	36,351	48,972
Loans transferred from related mortgage fund	(1,939)	(4,672)
Loans transferred to related mortgage funds	—	2,560
Loans sold to non-affiliate	4,530	3,464
Interest received, net	6,135	7,741
Late fees	(33)	162
Promissory note funded to related party	(1,000)	—
Promissory note repaid by related party	1,000	—
Cash – loans, net	14,792	9,042

Formation loan collected	278	405

Operations expense	(1,839)	(1,697)

Net change in cash	$4,022	$(1,266)
Cash, end of period	$5,055	$1,033

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

To determine the amount of cash to be distributed in any month, the company relies in part on its forecast of full-year net income, which takes into account the difference between the forecasted net income for the remainder of the year and actual results in the year to date and the requirement to maintain a cash reserve. As of December 31, 2022, the difference between earnings allocated to members’ capital accounts and net income available to members was approximately $298 thousand, and is expected to be offset by future earnings in excess of net distributions in 2023 as a result of borrower payments received including forgone interest on loans designated non-accrual.

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
•
the timing and amount of payments from RMC on the formation loan; and
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

The distribution reinvestment plan (“DRIP”) provision of the Operating Agreement permits members to elect to have all or a portion of their monthly distributions reinvested in the purchase of additional units. Cash available for distributions allocable to members who have elected to participate in the DRIP is distributed and reinvested in units at each month end. Earnings distributed and reinvested in DRIP were approximately $2 million and $2.2 million in 2022 and 2021, respectively.

Redemptions of members’ capital

Redemptions of members' capital for 2022 and 2021 are presented in the following table ($ in thousands).

Redemptions	2022	2021
Without penalty	$7,949	$3,983
With penalty	121	878
Total	$8,070	$4,861
Early withdrawal penalties	$3	$35

At December 31, 2022, scheduled redemptions of members' capital were approximately $1.2 million, substantially all of which is scheduled for payment in 2023, subject to the limitations discussed in the following paragraphs. Scheduled redemptions of approximately $10 thousand are subject to early withdrawal penalties.

Pursuant to the Operating Agreement, unless waived by the manager, the company will not redeem in any calendar year more than five per cent (5.0%) and in any calendar quarter one and one-quarter percent (1.25%) of the weighted average number of units outstanding in the twelve (12) month period immediately prior to the date of redemption. Aggregate redemption requests for the calendar quarters in 2022 exceeded the 1.25% limitation; however, the manager elected to waive the quarterly limitation rather than withhold the excess redemption amount and pay the unfulfilled redemption requests in future periods. Total redemptions in 2022 were $8.1 million, which exceeded the 5% limitation of approximately $3.8 million. Total redemptions in 2021 were $4.8 million, which exceeded the 5% annual limitation of $4.0 million.

Effective March 31, 2023, the manager intends to strictly adhere to the quarterly and annual members’ capital redemption limitations as described in the company’s Operating Agreement. The manager has no present intention to exercise its discretionary power to waive or modify the enforcement of the annual redemptions limitation in the foreseeable future.

Total redemption requests scheduled for March 31, 2023 approximate $1.9 million which amount exceeds the quarterly limitation of $936 thousand. Accordingly, the redemption requests will be honored in the following order of priority:

•
first, to redemptions upon the death of a member, which total $85 thousand; and
•
next, to other redemption requests until all other requests for redemption have been met.

All redemption requests shall be honored on a pro rata basis, based on the amount of redemption requests received in – and/or carried over from – the preceding quarter. The redemptions to be paid, net of the redemptions to be paid based on the death of a member, on March 31, 2023, will be approximately $851 thousand or forty-five percent (45%) of redemption requests scheduled. Redemption requests scheduled but not paid at March 31, 2023, are to be carried forward to the following quarters until paid.

Borrowings

See Note 5 (Line of Credit) to the financial statements included in Part II, Item 8 of this report for a detailed presentation of the activity and discussion on the terms and provisions of the loan agreement and the First Loan Modification Agreement dated March 4, 2022, which presentation is incorporated by this reference into this Item 8.

Liquidity and capital resources

The ongoing sources of funds are the proceeds from:

•
loan payoffs;
•
borrowers’ monthly principal and interest payments;
•
line of credit advances;
•
loan sales to unaffiliated third parties;
•
payments from RMC on the outstanding balance of the formation loan; and
•
sale of units to members participating in the dividend reinvestment plan.

The company’s cash balances are maintained at levels sufficient to support on-going operations and satisfy obligations, without reducing loan fundings or suspending distributions or redemptions, although these options are available if future circumstances warrant. The manager will continue to utilize line of credit advances, loan assignments to related mortgage funds and loan sales to unaffiliated third parties to maintain liquidity of the company, while striving to fully deploy capital available to lend. In addition, effective March 31, 2023, the manager intends to strictly adhere to the quarterly and annual members’ capital redemption limitations as described in the company’s Operating Agreement.

The manager believes these sources of funds will provide sufficient funds to adequately meet our obligations beyond the next twelve months.

Contractual obligations and commitments

At December 31, 2022, the company had no construction or rehabilitation loans outstanding, no loan commitments pending, and no off-balance sheet arrangements as such arrangements are not permitted by the Operating Agreement. Note 3 (Manager and Other Related Parties) to the financial statements included in Part II, Item 2 of this report presents detailed discussion of the company’s contractual obligations to RMC.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8 – Financial Statements and Supplementary Data

The following financial statements of Redwood Mortgage Investors IX, LLC at and for the years ended December 31, 2022 and 2021 are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and Manager

Redwood Mortgage Investors IX, LLC

San Mateo, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Redwood Mortgage Investors IX, LLC (a Delaware Limited Liability Company) (the “Company”) as of December 31, 2022 and 2021, the related statements of income, changes in members’ and manager’s capital, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Loan Losses

As described in Notes 2 and 4 to the Company’s financial statements, the Company has a gross principal loan portfolio of $72.5 million and related allowance for loan losses of $0.06 million as of December 31, 2022. In calculating the allowance for loan losses, the Company primarily considers the fair value of collateral associated with non‐performing loans over 90 days past due or loans with a forbearance agreement in effect. The evaluation of the fair value of the collateral involves significant estimates and subjective assumptions that require a high degree of management’s judgment.

We identified the assumptions used in the calculation of the allowance for loan losses specific to the non‐performing loans over 90 days past due or loans with a forbearance agreement in effect to be a critical audit matter. Management’s determination of loan losses requires significant judgments in the fair value of collateral included in appraisals, brokers’ opinion of values, and publicly available information on market transactions. Auditing these significant judgments involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•
Assessing the reasonableness of management’s significant assumptions relating to the loan to value ratio by evaluating the fair value of the underlying collateral.
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

San Francisco, California

March 31, 2023

REDWOOD MORTGAGE INVESTORS IX, LLC

Balance Sheets

December 31, 2022 and 2021

($ in thousands)

ASSETS	2022	2021
Cash, in banks	$5,055	$1,033
Loan payments in trust	94	67
Loans
Principal	72,533	81,097
Advances	19	17
Accrued interest	490	529
Prepaid interest	(254)	(643)
Loan balances secured by deeds of trust	72,788	81,000
Allowance for loan losses	(55)	(55)
Loan balances secured by deeds of trust, net	72,733	80,945

Debt issuance costs, net	36	14
Prepaid expenses	2	25
Total assets	$77,920	$82,084

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable and accrued liabilities	$109	$75
Payable to related parties (Note 3)	254	101
Line of credit	9,900	8,480
Total liabilities	10,263	8,656

Commitments and contingencies (Note 6)

Members’ and manager’s capital, net	70,767	76,816
Receivable from manager (formation loan)	(3,110)	(3,388)
Members’ and manager’s capital, net of formation loan	67,657	73,428
Total liabilities and members’ capital	$77,920	$82,084

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Income

For the Years Ended December 31, 2022 and 2021

($ in thousands)

	2022	2021
Revenue
Interest income	$6,526	$6,943
Interest expense	(520)	(456)
Net interest income	6,006	6,487
Late fees	40	62
Gain on sale, loans	40	—
Total revenue, net	6,086	6,549

Provision for loan losses	—	—

Operations expense
Mortgage servicing fees to Redwood Mortgage Corp.	193	201
Asset management fees to Redwood Mortgage Corp.	552	564
Costs from Redwood Mortgage Corp., net (Note 3)	348	220
Professional services	897	693
Other	38	65
Total operations expense	2,028	1,743
Net income	$4,058	$4,806

Net income
Members (99%)	$4,018	$4,757
Manager (1%)	40	49
	$4,058	$4,806

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Changes in Members’ and Manager's Capital

For the Years Ended December 31, 2022 and 2021

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at December 31, 2021	$78,192	$82	$(1,458)	$76,816
Net income	4,018	40	—	4,058
Earnings distributed to members	(4,122)	(40)	—	(4,162)
Earnings distributed used in DRIP	1,994	—	—	1,994
Members’ redemptions	(8,070)	—	—	(8,070)
Organization and offering expenses allocated	(282)	—	282	—
Organization and offering expenses repaid by RMC	—	—	131	131
Balance at December 31, 2022	$71,730	$82	$(1,045)	$70,767

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at December 31, 2020	$80,801	$182	$(1,858)	$79,125
Net income	4,757	49	—	4,806
Earnings distributed to members	(4,418)	(149)	—	(4,567)
Earnings distributed used in DRIP	2,216	—	—	2,216
Members’ redemptions	(4,861)	—	—	(4,861)
Organization and offering expenses allocated	(303)	—	303	—
Organization and offering expenses repaid by RMC	—	—	81	81
Early withdrawal penalties	—	—	16	16
Balance at December 31, 2021	$78,192	$82	$(1,458)	$76,816

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Years Ended December 31, 2022 and 2021

($ in thousands)

	2022	2021
Operations
Interest income received	$6,135	$7,741
Interest expense paid	(465)	(400)
Late fees and other loan income (expense)	(33)	162
Operations expense	(1,839)	(1,697)
Total cash provided by operations	3,798	5,806
Investing – loans
Loans funded	(30,248)	(49,182)
Principal collected	36,351	48,972
Loans transferred from related mortgage fund	(1,939)	(4,672)
Loans transferred to related mortgage funds	—	2,560
Loans sold to non-affiliate	4,530	3,464
Advances funded	(4)	(3)
Promissory note funded to related party	(1,000)	—
Promissory note repaid by related party	1,000	—
Total cash provided by investing	8,690	1,139
Financing
Members’ and manager's capital
Distributions to members and manager
Earnings distributed, net of DRIP	(2,168)	(2,351)
Redemptions, net of early withdrawal penalties	(8,067)	(4,826)
Total distributions to members and manager	(10,235)	(7,177)
Organization and offering expenses repaid by RMC, net	131	81
Early withdrawal penalties	(3)	—
Cash used in members' and manager's capital	(10,107)	(7,096)
Line of credit
Advances	9,900	19,935
Repayments	(8,480)	(21,455)
Debt issuance costs	(57)	—
Cash provided by (used in) line of credit	1,363	(1,520)
Formation loan collected	278	405
Total cash used in financing	(8,466)	(8,211)
Net increase (decrease) in cash	4,022	(1,266)
Cash, beginning of year	1,033	2,299
Cash, end of year	$5,055	$1,033

Non-cash financing activities for 2022 and 2021 include earnings distributed to the dividend reinvestment plan of $2 million and $2.2 million respectively.

Non-cash financing activities for 2022 include manager withdrawals of approximately $30 thousand which will be paid in 2023. The amount is included on the balance sheet at December 31, 2022 as a payable to related parties. Non-cash financing activities for 2021 include manager withdrawals of approximately $149 thousand which were paid in January 2022. The amount is included on the balance sheet at December 31, 2021 as a payable to related parties.

Non-cash financing activities for 2021 include early withdrawal penalties of approximately $35 thousand which reduced members’ capital by approximately $16 thousand, as these amounts were applied to unallocated organizational and offering expenses and the formation loan in the amount of approximately $19 thousand.

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Years Ended December 31, 2022 and 2021

($ in thousands)

Reconciliation of net income to total cash provided by operations	2022	2021
Net income	$4,058	$4,806
Adjustments to reconcile net income to net cash provided by operations
Gain on sale, loans	(40)	—
Amortization of debt issuance costs	35	55
Change in operating assets and liabilities
Loan payments in trust	(73)	100
Accrued interest	(3)	155
Prepaid interest	(389)	643
Prepaid expenses	23	(25)
Accounts payable and accrued liabilities	34	(25)
Payable to related parties	153	97
Total adjustments	(260)	1,000
Total cash provided by operations	$3,798	$5,806

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2022 and 2021

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
•
the timing and amount of payments from RMC on the formation loan; and
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

December 31, 2022 and 2021

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

Distribution policy/Distribution reinvestment plan (“DRIP”)

Cash available for distribution at the end of each calendar month is allocated ninety-nine percent (99%) to the members and one percent (1%) to the manager. Cash available for distribution means cash flow from operations (excluding repayments for loan principal and other capital transaction proceeds) less amounts set aside for creation or restoration of reserves. The manager may withhold from cash otherwise distributable to the members with respect to any period the respective amounts of organization and offering expenses (“O&O expenses”) allocated to the members’ accounts for the applicable period pursuant to the company’s reimbursement to RMC and allocation to members’ accounts of O&O expenses. The amount otherwise distributable, less the respective amounts of O&O expenses allocated to members, is the net distribution. Pursuant to the terms of the Operating Agreement, cash available for distribution to the members is allocated among the members in proportion to their percentage interests (except with respect to differences in the amounts of O&O expenses allocated to the respective members during the applicable period) and in proportion to the number of days during the applicable month that they owned such percentage interests. (See Note 3 (Manager and Other Related Parties) to the financial statements for a detailed discussion on the allocation of O&O expenses to members’ accounts.)

Cash available for distributions allocable to members who have elected to receive distributions is disbursed at the end of each calendar month. The manager’s allocable share of cash available for distribution is also distributed not more frequently than cash distributions to members.

The distribution reinvestment plan provision of the Operating Agreement permits members to elect to have all or a portion of their monthly distributions reinvested in the purchase of additional units. Cash available for distributions allocable to members who have elected to participate in the DRIP is distributed and reinvested in units at each month end.

In May 2019, the company filed a Registration Statement on Form S-3 with the SEC (SEC File No. 333-231333) that went effective May 9, 2019, to offer up to 15 million units ($15 million) to members of record as of April 30, 2019 who had previously elected to participate in the DRIP or who later provide written notice to the manager electing to participate in the DRIP, in those states in which approval has been obtained. As of December 31, 2022, the aggregate gross proceeds from sales of units to members under the company's DRIP pursuant to the May 2019 Form S-3 Registration Statement is approximately $8.1 million.

As of December 31, 2022, the difference between earnings allocated to members’ capital accounts and net income available to members was approximately $298 thousand, and is expected to be offset by future earnings in excess of net distributions in 2023.

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

December 31, 2022 and 2021

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

The company redeems units quarterly, subject to certain limitations as provided for in the Operating Agreement. The maximum number of units which may be redeemed per quarter per individual member shall not exceed the greater of (i) 100 thousand units, or (ii) 25% of the member’s total outstanding units. For redemption requests requiring more than one quarter to fully redeem, the percentage discount amount if any, that applies when the redemption payments begin continues to apply throughout the redemption period and applies to all units covered by such redemption request regardless of when the final redemption payment is made.

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

Pursuant to the Operating Agreement, the company will not, in any calendar year, redeem more than five percent (5%) of the weighted average number of units outstanding during the twelve-month period immediately prior to the date of the redemption; however, the manager may, but is not required to, waive this limitation if it deems it in the best interest of the company. In the event unit withdrawal requests exceed 5% in any calendar year, and are held by the company, units will be redeemed in the order of priority provided in the Operating Agreement. The manager may, in its sole discretion, waive any applicable holding periods or penalties in the event of the death of a member or other exigent circumstances or if the manager believes such wavier is in the best interests of the company. Effective March 31, 2023, the manager intends to strictly adhere to the quarterly and annual members’ capital redemption limitations as described in the company’s Operating Agreement. The manager has no present intention to exercise its discretionary power to waive or modify the enforcement of the annual redemptions limitation in the foreseeable future.

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

The initial term of RMI IX was extended through December 31, 2038 by an affirmative (53%) vote of the member units outstanding, following which RMC's board of directors approved the adoption of the Second Amendment, dated March 11, 2022, to the Ninth Amended and Restated Limited Liability Company Operating Agreement of RMI IX.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2022 and 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Management estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Such estimates involve a significant level of uncertainty and have had or are reasonably likely to have a material impact on the company’s financial condition or results of operations. Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of non-performing secured loans (which itself requires determining the fair value of the collateral), and the valuation of real estate owned (“REO”), at acquisition and subsequently (RMI IX has not acquired REO since it commenced operations in 2009). Actual results could differ materially from these estimates.

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

December 31, 2022 and 2021

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

Cash in banks

Certain of the company’s cash balances in banks exceed federally insured limits of $250 thousand. The bank or banks in which funds are deposited are reviewed periodically for their general creditworthiness/investment grade credit rating. (See Note 5 (Line of Credit) for compensating balance arrangements).

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

December 31, 2022 and 2021

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

Real estate owned (“REO”)

Real estate owned, or REO, is property acquired in full or partial settlement of loan obligations generally through foreclosure and is recorded at acquisition at the property’s net realizable value less estimated costs to sell. The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers. The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent valuation reserves. After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. REO is analyzed periodically for changes in fair values and any subsequent write down is charged to operations expenses. Any recovery in the fair value subsequent to such a write down is recorded and is not to exceed the value recorded at acquisition. Recognition of gains or losses on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

Debt issuance costs

Debt issuance costs are the fees and commissions incurred in the course of obtaining a line of credit for services from banks, law firms and other professionals and are amortized on a straight-line basis, which approximates the interest method, as interest expense over the term of the line of credit.

Reclassifications

A reclassification has been made in the prior year statement of cash flows to reclassify the presentation of formation loan collected from changes in members’ and manager’s capital to a separate line item within the financing section of the statement of cash flows. There was no change in total cash used in financing activities.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2022 and 2021

Recently issued accounting pronouncements

- Accounting and Financial Reporting for Expected Credit Losses

Effective January 1, 2023, RMI IX adopted Accounting Standards Codification 326, Financial Instruments – Credit Losses (“ASC 326”). The current expected credit loss (“CECL”) methodology required by ASC 326 utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses for loans. The CECL methodology replaces the multiple existing impairment methods in current GAAP, which generally require that a loss be incurred before it is recognized.

The CECL estimate is forward-looking, and management is required to use not only historical trends and current conditions, but also forecasts about future economic conditions to determine the expected credit loss over the remaining life of RMI IX’s loans. Management has completed its evaluation and implementation of the adoption of the new standard and concluded that the change to CECL methodology from the incurred loss models presently in use did not result in a material impact to the reported results of operations or financial position upon adoption.

NOTE 3 – MANAGER AND OTHER RELATED PARTIES

The Operating Agreement provides for compensation to the manager and for the reimbursement of qualifying costs as detailed below. RMC is entitled to 1% of the net income or loss of the company. RMC - at its sole discretion - collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income), which increased the net income, cash available for distribution, and the net-distribution rate. The cost-reimbursement waivers in 2022 and 2021 by RMC were not made for the purpose of providing RMI IX with sufficient funds to satisfy any required level of distributions, as the Operating Agreement has no such required level of distributions, nor to meet withdrawal requests.

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

The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $797 thousand and $645 thousand in 2022 and 2021, respectively. The reimbursement of costs from RMC waived was approximately $449 thousand and $425 thousand in 2022 and 2021, respectively. Total costs reimbursed to RMC by RMI IX were approximately $348 thousand and $220 thousand in 2022 and 2021, respectively.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2022 and 2021

Loan Administrative Fees

The manager is entitled to receive a loan administrative fee of up to one percent (1%) of the principal amount of each new loan funded or acquired for services rendered in connection with the selection and underwriting of loans payable upon the closing or acquisition of each loan. Since August 2015, RMC, at its sole discretion, has waived loan administrative fees on new originations. The total amount of loan administrative fees waived was approximately $302 thousand and $492 thousand in 2022 and 2021, respectively.

Commissions and fees paid by the borrowers to RMC

- Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation and negotiation of loans (including extensions), RMC may collect a loan brokerage commission that is expected to range from approximately 1.5% to 5% of the principal amount of each loan made during the year. Total loan brokerage commissions are limited to an amount not to exceed 4% of the total company assets per year. The loan brokerage commissions are paid by the borrowers to RMC, and thus are not an expense of the company. Loan brokerage commissions paid by the borrowers to RMC approximated $653 thousand and $928 thousand for 2022 and 2021, respectively.

- Other fees

RMC receives fees for processing, notary, document preparation, credit investigation, reconveyance and other mortgage related fees. The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the company.

Formation loan

Commissions for unit sales to new members paid to broker-dealers (“B/D sales commissions”) and premiums paid to certain investors upon the purchase of units were paid by RMC and were not paid directly by RMI IX out of unit-sales proceeds. Instead, RMI IX advanced to RMC amounts sufficient to pay the B/D sales commissions and premiums to be paid to investors. Such advances in total were not to exceed seven percent (7%) of offering proceeds. The receivable arising from the advances is unsecured and non-interest bearing and is referred to as the “formation loan.” When offerings of units to new members ended on April 30, 2019, such advances totaled approximately $5.6 million, of which approximately $3.1 million remains outstanding at December 31, 2022.

Formation loan transactions for 2022 and 2021 are presented in the following table ($ in thousands).

	2022	2021
Balance, January 1	$3,388	$3,812
Payments received from RMC	(278)	(405)
Early withdrawal penalties applied	—	(19)
Balance, December 31	$3,110	$3,388

In March 2022, the Operating Agreement was amended to extend the term for the repayment of the formation loan to December 2038 to coincide with the extended term of the company. In accordance with the amended Operating Agreement, the formation loan is repayable by RMC in annual installments of approximately $208 thousand which may be paid by RMC either in full on December 31st of each calendar year during the term of the company (each, an “Annual Payment Date”) or in four equal quarterly installments beginning on the Annual Payment Date and continuing thereafter on the last day of each calendar quarter in the following year. Any amount of the formation loan balance remaining unpaid on the last day of the company term, is payable in full on that date. The primary source of repayment of the formation loan are the loan brokerage commissions earned by RMC. The formation loan is forgiven if the manager is removed and RMC is no longer receiving payments for services rendered. As such, the formation loan is presented as contra equity.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2022 and 2021

Redemptions of members’ capital

Redemptions of members’ capital for 2022 and 2021 are presented in the following table ($ in thousands).

Redemptions	2022	2021
Without penalty	$7,949	$3,983
With penalty	121	878
Total	$8,070	$4,861
Early withdrawal penalties	$3	$35

At December 31, 2022, scheduled redemptions of members' capital were approximately $1.2 million, all of which is scheduled for payment in 2023, subject to the limitations discussed in the following paragraphs.

Pursuant to the Operating Agreement, unless waived by the manager, the company will not redeem in any calendar year more than five percent (5.0%) and in any calendar quarter one and one-quarter percent (1.25%) of the weighted average number of units outstanding in the twelve (12) month period immediately prior to the date of redemption. Aggregate redemption requests for the calendar quarters in 2022 exceeded the 1.25% limitation; however, the manager elected to waive the quarterly limitation rather than withhold the excess redemption amount and pay the unfulfilled redemption requests in future periods. Total redemptions in 2022 were $8.1 million, which exceeded the 5% limitation of approximately $3.8 million. Total redemptions in 2021 were $4.8 million, which exceeded the annual redemption limit of $4.0 million.

Effective March 31, 2023, the manager intends to strictly adhere to the quarterly and annual members’ capital redemption limitations as described in the company’s Operating Agreement. The manager has no present intention to exercise its discretionary power to waive or modify the enforcement of the annual redemptions limitation in the foreseeable future.

Total redemption requests scheduled for March 31, 2023 approximate $1.9 million, which amount exceeds the quarterly limitation of $936 thousand. Accordingly, the redemption requests will be honored in the following order of priority:

•
first, to redemptions upon the death of a member, which total $85 thousand; and
•
next, to other redemption requests until all other requests for redemption have been met.

All redemption requests shall be honored on a pro rata basis, based on the amount of redemption requests received in – and/or carried over from – the preceding quarter. The redemptions to be paid, net of the redemptions to be paid based on the death of a member, on March 31, 2023, will be approximately $851 thousand or forty-five percent (45%) of redemption requests scheduled. Redemption requests scheduled but not paid at March 31, 2023, are carried forward to subsequent quarters until paid.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2022 and 2021

Unallocated O&O transactions for the years ended December 31, 2022 and 2021 are summarized in the following table ($ in thousands).

	2022	2021
Balance, January 1	$1,458	$1,858
O&O expenses allocated	(282)	(303)
O&O expenses paid by RMC(1)	(131)	(81)
Early withdrawal penalties applied (2)	—	(16)
Balance, December 31	$1,045	$1,458

(1)
RMC is obligated per the Operating Agreement to repay RMI IX for the amount of unallocated O&O expenses attributed to a member’s capital account if the member redeems prior to the 40 quarterly allocations. RMC estimated its future obligation to repay unallocated O&O expenses on scheduled redemptions as of December 31, 2022, to be approximately $23 thousand.
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

Other related party transactions

- Payable to/receivable from related parties

From time to time, in the normal course of business operations, the company may have payables to and/or receivables from related parties. At December 31, 2022, the payable to related party balance of approximately $254 thousand consisted of accounts payable of approximately $192 thousand to the manager and $62 thousand to a related mortgage fund. The related party transactions were settled in March, 2023.

At December 31, 2021, the payable to related party balance of approximately $101 thousand consisted of accounts payable to the manager of $168 thousand, which was partially offset by a receivable due from the manager of $67 thousand. The receivable was received from the manager and the payable was paid to the manager in March, 2022.

- Loan transactions with related parties

In the ordinary course of business, performing loans may be transferred by executed assignment, in-part or in-full, between the RMC managed mortgage funds at par value, which approximates market value.

In 2022, a related mortgage fund transferred to RMI IX two performing loans with aggregate principal of approximately $1.9 million in-full at par value, which approximates fair value. In 2021, a related mortgage fund transferred to RMI IX five performing loans with aggregate principal of approximately $4.7 million in-full at par value, which approximates fair value. RMI IX paid cash for the loans and the related mortgage fund has no continuing obligation or involvement with the loans.

In 2021, RMI IX transferred to related mortgage fund(s) five performing loans with aggregate principal of approximately $2.6 million in-full at par value, which approximates fair value. The related mortgage fund(s) paid cash for the loans and RMI IX has no continuing obligation or involvement with the loans. No loans were transferred to related mortgage funds in 2022

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2022 and 2021

- Promissory note funded to/repaid by related parties

On April 15, 2022, the company loaned $1 million to a related party. This amount was utilized by the related party to fund a mortgage loan made by the related party in the amount of $3.5 million, which mortgage loan was secured by a deed of trust encumbering a real property consisting of six (6) tenancy-in-common units (each, a “TIC Unit”). At the time the mortgage loan was made, one of the TIC Units was in contract for sale with a scheduled closing date of April 18, 2022 and the mortgage loan borrower had agreed to utilize the net proceeds of the sale of the TIC Unit to pay down the mortgage loan in exchange for a partial release of the deed of trust securing the mortgage loan (“Release Proceeds”). The note evidencing the loan by the company to the related party accrued interest at the same rate of 7.75% as the mortgage loan and the company’s loan to the related party was secured by a pledge of all payments received by the related party under the mortgage loan, including the Release Proceeds. The note matured on April 30, 2022. The Release Proceeds were received by the related party on April 18, 2022 and thereafter all principal and interest due to the company under its note from the related party was paid in full.

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years. Loans are generally acquired within the first six months of origination and are purchased at par value, which approximates fair value. See Note 3 (Manager and Other Related Parties) for a description of loans transferred by executed assignments between the related mortgage funds.

As of December 31, 2022, 42 of the company's 45 loans (representing 98% of the aggregate principal of the company’s loan portfolio) have a loan term of five years or less. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment penalty provision.

As of December 31, 2022, 24 of the loans outstanding (representing 71% of the aggregate principal balance of the company's loan portfolio) provide for monthly payments of interest only, with the principal due at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30-year amortization schedule, with the remaining principal due at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions for 2022 and 2021 are summarized in the following table ($ in thousands).

	2022	2021
Principal, beginning of period	$81,097	$82,275
Loans funded	30,248	49,182
Principal collected(1)	(36,306)	(49,008)
Loans transferred from related mortgage fund	1,939	4,672
Loans transferred to related mortgage funds	—	(2,560)
Loans sold to non-affiliate	(4,445)	(3,464)
Principal, end of period	$72,533	$81,097

(1)
Principal collected in 2022 includes principal collected and held in trust of approximately $3 thousand at December 31, 2022, offset by principal collected and held in trust of approximately $48 thousand at December 31, 2021 which was disbursed to the company in January 2022. Principal collected in 2021 includes principal collected and held in trust of approximately $48 thousand at December 31, 2021 offset by principal collected and held in trust of approximately $12 thousand at December 31, 2020 which was disbursed to the company in January 2021.

During 2022 and 2021, the company renewed 12 and 16 maturing (or matured) loans with aggregate principal of approximately $33.6 million and $22.7 million, respectively, which are not included in the activity shown in the table above. The loans have an average extension period of approximately 11 months and 12 months in 2022 and 2021. The loans were current and deemed well collateralized (i.e., the LTV at the time of extension was within the company's lending guidelines). Additionally, interest rates charged to borrowers may be adjusted in conjunction with the loan extensions to reflect current market conditions.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2022 and 2021

The company funds loans with the intent to hold the loans until maturity, although from time to time the company may sell certain loans when the manager determines it to be in the best interest of the company.

In 2022, seven loans with principal of approximately $4.4 million were sold to unaffiliated third-parties. After commission to third parties, the company recognized a gain of approximately $40 thousand. In 2021, seven loans with aggregate principal of approximately $3.5 million were sold to unaffiliated third parties, for an amount that approximated the loan balance at the time of sale.

Pursuant to California regulatory requirements, borrower payments are deposited into a trust account established by RMC with an independent bank (and are presented on the balance sheet as “Loan payments in trust”). Funds are disbursed to the company as collected which can range from same day for wire transfers and up to two weeks after deposit for checks. Loan payments in trust at December 31, 2022, were disbursed to the company’s account by January 13, 2023. Loan payments in trust at December 31, 2021 were disbursed to the company’s account by January 14, 2022.

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	December 31,	December 31,
	2022	2021
Number of secured loans	45	54
Secured loans – principal	$72,533	$81,097
Secured loans – lowest interest rate (fixed)	6.8%	6.8%
Secured loans – highest interest rate (fixed)	11.0%	10.0%

Average secured loan – principal	$1,612	$1,502
Average principal as percent of total principal	2.2%	1.9%
Average principal as percent of members’ and manager's capital, net	2.3%	2.0%
Average principal as percent of total assets	2.1%	1.8%

Largest secured loan – principal	$6,735	$6,750
Largest principal as percent of total principal	9.3%	8.3%
Largest principal as percent of members’ and manager's capital, net	9.5%	8.8%
Largest principal as percent of total assets	8.6%	8.2%

Smallest secured loan – principal	$146	$148
Smallest principal as percent of total principal	0.2%	0.2%
Smallest principal as percent of members’ and manager's capital, net	0.2%	0.2%
Smallest principal as percent of total assets	0.2%	0.2%

Number of California counties where security is located	11	12
Largest percentage of principal in one California county	26.3%	32.1%

Number of secured loans with prepaid interest	1	2
Prepaid interest	$254	$643

As of December 31, 2022, the company’s largest loan with principal of $6.7 million is secured by an office property located in Santa Clara county, bears an interest rate of 8.25% and matures on January 1, 2023. As of December 31, 2022, the loan was performing and in first lien position.

As of December 31, 2022, the company had no commitments to lend outstanding and had no construction or rehabilitation loans outstanding.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2022 and 2021

Distribution of secured loans - principal by California counties

The distribution of secured loans by counties is presented in the following table ($ in thousands).

	December 31, 2022		December 31, 2021
	Principal	Percent	Principal	Percent
San Francisco Bay Area(2)
San Francisco	$13,801	19.0%	$22,919	28.3%
San Mateo	13,054	18.0	4,985	6.1
Santa Clara	19,042	26.3	26,064	32.1
Alameda	6,062	8.4	5,637	7.0
Contra Costa	1,000	1.4	668	0.8
Napa	644	0.9	—	0.0
	53,603	74.0	60,273	74.3
Other Northern California
Placer	1,500	2.1	1,500	1.8
Tehama	405	0.5	405	0.5
Butte	—	0.0	292	0.4
	1,905	2.6	2,197	2.7
Northern California Total	55,508	76.6	62,470	77.0
Los Angeles & Coastal
Los Angeles	3,512	4.8	3,621	4.5
Orange	6,809	9.4	8,444	10.4
San Diego	6,704	9.2	6,043	7.5
	17,025	23.4	18,108	22.4
Other Southern California
San Bernardino	—	0.0	519	0.6
	—	0.0	519	0.6
Southern California Total	17,025	23.4	18,627	23.0
Total principal, secured loans	$72,533	100.0%	$81,097	100.0%

(2)
Includes Silicon Valley

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	December 31, 2022			December 31, 2021
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(3)	21	$25,360	35%	25	$24,236	30%
Commercial	17	34,386	47	19	41,923	52
Multi-family	6	11,287	16	9	13,438	16
Land	1	1,500	2	1	1,500	2
Total principal, secured loans	45	$72,533	100%	54	$81,097	100%

(3)
Single family property type as of December 31, 2022 consists of 10 loans with principal of $11.6 million that are owner occupied and 11 loans with principal of $13.8 million that are non-owner occupied. At December 31, 2021, single family property type consisted of 7 loans with principal of approximately $4.6 million that are owner occupied and 18 loans with principal of approximately $19.6 million that are non-owner occupied.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2022 and 2021

Lien position

At funding, secured loans had the lien positions in the following table ($ in thousands).

	December 31, 2022			December 31, 2021
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	30	$59,497	82%	38	$69,327	85%
Second trust deeds	15	13,036	18	16	11,770	15
Total principal, secured loans	45	72,533	100%	54	81,097	100%
Liens due other lenders at loan closing		36,544			31,338
Total debt		$109,077			$112,435
Appraised property value at loan closing		$195,261			$215,683
Percent of total debt to appraised values (LTV) at loan closing(4)		58.3%			58.0%

(4)
Based on appraised values and liens due to other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing nor does it include decreases or increases of the amount of senior liens to other lenders.

Scheduled maturities/Secured loans - principal

Secured loans scheduled to mature as of December 31, 2022, are presented in the following table ($ in thousands).

				First Trust Deeds		Second Trust Deeds
	Loans	Principal	Percent	Loans	Principal	Loans	Principal
2023	22	$43,491	60%	15	$36,468	7	$7,023
2024	12	20,536	28	8	17,212	4	3,324
2025	5	4,350	6	3	2,760	2	1,590
2026	—	—	0.0	—	—	—	—
2027	3	1,931	3	2	1,331	1	600
Thereafter	1	226	0.0	1	226	—	—
Total scheduled maturities	43	70,534	97	29	57,997	14	12,537
Matured as of December 31, 2022	2	1,999	3	1	1,500	1	499
Total principal, secured loans	45	$72,533	100%	30	$59,497	15	$13,036

Scheduled maturities are presented based on the most recent in-effect agreement with the borrower, including forbearance agreements. As a result, matured loans at December 31, 2022, for the scheduled maturities table above may differ from the same captions in the tables of delinquencies and payment in arears presented below that do not consider forbearance agreements. For matured loans, the company may continue to accept payments while pursuing collection of principal or while negotiating an extension of the loan’s maturity date.

It is the company’s experience that the timing of future cash receipts from secured loans will differ from scheduled maturities.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2022 and 2021

Delinquency/secured loans

Secured loans summarized by payment-delinquency status are presented in the following table ($ in thousands).

	December 31, 2022		December 31, 2021
	Loans	Principal	Loans	Principal
Current	40	$64,423	47	$72,116
Past Due
30-89 days	1	4,940	4	7,165
90-179 days	2	1,681	1	930
180 or more days	2	1,489	2	886
Total past due	5	8,110	7	8,981
Total principal, secured loans	45	$72,533	54	$81,097

The table above presents the unpaid principal by delinquency category for all secured loans based on payment status, including loans that are interest only with no principal due. Secured loans at December 31, 2022 and 2021 had principal payments in arrears totaling approximately $2 million (5 loans) and $2.3 million (7 loans), respectively, and interest payments in arrears totaling approximately $133 thousand and $125 thousand, respectively.

Payments in arrears for secured loans (i.e., monthly interest and principal payments past due 30 or more days) at December 31, 2022 are presented in the following tables ($ in thousands).

	Loans		Principal		Interest(5)
At December 31, 2022	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	—	1	$—	$32	$—	$64	$96
90-179 days (4-6 payments)	1	1	1,500	1	11	4	1,516
180 or more days (more than 6 payments)	1	1	499	—	—	54	553
Total past due	2	3	$1,999	$33	$11	$122	$2,165

(5)
Interest includes foregone interest of approximately $54 thousand on non-accrual loans with monthly payments in arrears. December 2022 interest is due January 1, 2023 and is not included in the payments in arrears at December 31, 2022.

At December 31, 2022 and December 31, 2021, there was one loan with a forbearance agreement in effect with principal of $990 thousand, included in the table above as 180 or more days delinquent, which was not deemed to be a troubled debt restructuring.

At December 31, 2022 and December 31, 2021, the company had no loan payment modification/workout agreements with borrowers.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2022 and 2021

Secured loans in non-accrual status are summarized in the following table ($ in thousands).

	December 31, 2022	December 31, 2021
Number of loans	2	2
Principal	$1,489	$1,576
Advances	1	1
Accrued interest(6)	4	35
Total recorded investment	$1,494	$1,612
Foregone interest	$58	$67

(6)
Accrued interest in the table above is the amount of interest accrued prior to the loan being placed on non-accrual status, net of any payments received while in non-accrual status. Interest income of approximately $68 thousand and $64 thousand was recognized for the loans in the non-accrual status for 2022 and 2021, respectively. The amortized cost basis of loans in non-accrual status with no specific allowance at December 31, 2022 and December 31, 2021 is equivalent to the entire balance of loans in non-accrual status since there is no specific allowance recorded for any loan.

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

At December 31, 2022, two loans with aggregate principal of approximately $1.7 million were 90 days or more past due and were not in non-accrual status.

At December 31, 2021, two loans with aggregate principal of approximately $1.2 million were 90 days or more past due and were not in non-accrual status.

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

There was no activity in the allowance for loan losses in 2022 and 2021. The balance of the allowance for loan losses at December 31, 2022 and December 31, 2021 was $55 thousand.

Loans designated impaired are presented in the following table ($ in thousands).

	December 31, 2022	December 31, 2021
Number of loans	4	4
Principal	$3,170	$2,806
Recorded investment(7)	3,193	2,852
Impaired loans without allowance	3,193	2,852
Impaired loans with allowance	—	—
Allowance for loan losses, impaired loans	—	—
Weighted average LTV at origination	56.6%	49.5%

(7)
Recorded investment is the sum of the principal, advances, and accrued interest receivable for financial reporting purposes.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2022 and 2021

Loans designated impaired had an average recorded investment, interest income recognized and interest income received in cash for 2022 and 2021, as presented in the following table ($ in thousands).

	December 31, 2022	December 31, 2021
Average recorded investment	$3,022	$5,374
Interest income recognized	219	167
Interest income received in cash	276	170

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

December 31, 2022 and 2021

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

NOTE 5 – LINE OF CREDIT

Activity involving the line of credit in 2022 and 2021 is presented in the following table ($ in thousands).

	2022	2021
Balance, January 1,	$8,480	$10,000
Draws	9,900	19,935
Repayments	(8,480)	(21,455)
Balance, December 31,	$9,900	$8,480
Line of credit - average daily balance	$8,479	$7,941

In March 2020, RMI IX entered into a revolving line of credit and term loan agreement with Western Alliance Bank (“bank”) which is governed by the terms of the Business Loan Agreement (Revolving Line of Credit and Term Loan Agreement) between the bank and company (“original credit agreement”), which was as amended and modified by the First Loan Modification Agreement made effective March 4, 2022 (the “modification agreement” and together with the original credit agreement, the “credit agreement of 2022”).

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

Prior to the modification agreement, interest on outstanding principal was payable monthly and accrued at the per annum rate of the greater of (i) five percent (5%) or (ii) the sum of the one-month LIBOR rate plus three and one-quarter percent (3.25%). The modification agreement replaced LIBOR as the reference rate under the credit agreement with the 30-day American Interbank Offered Rate Term -30 Index published for loans in United States Dollars by the American Financial Exchange (“Ameribor”). Following the modification agreement, interest on the outstanding principal under the credit line is payable monthly and accrues at the annual rate that is the greater of: (i) the Ameribor Rate plus three and one-quarter percent (3.25%) and (ii) five percent (5.0%). The fair value of the balance on the line of credit is deemed to approximate the recorded amount because the reference rate plus 3.25% and the other terms and conditions, including the two-year term, of the Revolving Line of Credit and Term Loan Agreement are reflective of market rate terms (Level 2 inputs).

If the company does not maintain the required compensating balance with a minimum daily average of $1.0 million for the calendar quarter, the interest rate automatically increases by one-quarter of one percent (0.25%) above that rate which would otherwise be applicable for the next calendar quarter retroactive to the beginning of the calendar quarter in which the compensating balance is not maintained. At December 31, 2022, the interest rate was seven and fourteen one-hundredths percent (7.14%).

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2022 and 2021

For each calendar quarter during which the aggregate average daily outstanding principal is less than fifty percent (50%) of the maximum principal of $10 million, there is a quarterly unused line fee equal to one-half of one percent (0.50%) per annum of the average daily difference between the average principal outstanding and fifty percent (50%) of the maximum principal of $10 million ($10,000,000).

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

At December 31, 2022 and December 31, 2021, aggregate principal of pledged loans was approximately $24.5 million and $20.5 million, respectively, with a maximum allowed advance thereon of approximately $10 million, subject to the borrowing base calculation.

The debt issuance costs from the original credit agreement were fully amortized in March 2022. Debt issuance costs of approximately $57 thousand from the modification agreement are being amortized over the two-year term of the modification agreement. Amortized debt issuance costs included in interest expense approximated $35 thousand and $55 thousand for 2022 and 2021, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

Commitments

Note 3 (Manager and Other Related Parties) presents a detailed discussion of the company’s contractual obligations to RMC and scheduled redemptions of members’ capital at December 31, 2022.

Legal proceedings and government proceedings

As of December 31, 2022, the company is not involved in any legal proceedings or government proceedings other than those that would be considered part of the normal course of business and no legal proceedings were terminated during the fourth quarter of 2022.

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

NOTE 7 – SUBSEQUENT EVENTS

The manager evaluated events occurring subsequent to December 31, 2022 and determined that there were no events or transactions occurring during this reporting period that require recognition or disclosure in the financial statements.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company is externally managed by RMC. The manager is responsible for managing the business and affairs of the company, subject to the voting rights of the members on specified matters. The manager acting alone has the power and authority to act for and bind the company. RMC provides the personnel and services necessary for us to conduct our business, as we have no employees of our own.

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

Manager’s Report on Internal Control over Financial Reporting

RMC, as the manager, is responsible for establishing and maintaining adequate internal control over financial reporting; as such term is defined in the Exchange Act Rule 13a-15(f). The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. RMC, with the participation of RMC's principal executive officer/principal financial officer, assessed the effectiveness of the manager's internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on those criteria, management concluded that its internal control over financial reporting was effective as of December 31, 2022.

Changes to Internal Control Over Financial Reporting

There have not been any changes to internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the manager’s or company’s internal control over financial reporting.

Item 9B – Other Information

None.

The company is externally managed by RMC and has no officers or directors of its own and, thus, the partnership has no Rule 10b5-1 plan or other trading arrangements. There was no adoption, modification or termination of any Rule 10b5-1 plan or other trading arrangements by directors and officers of RMC during the quarter ended December 31, 2022.

Item 9C – Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10 – Directors, Executive Officers and Corporate Governance

The company is externally managed by Redwood Mortgage Corp. (“RMC” or the “manager”). The manager is responsible for managing the business and affairs of the company, subject to the voting rights of the members on specified matters. The manager acting alone has the power and authority to act for and bind the company. RMC provides the personnel and services necessary for us to conduct our business as we have no employees of our own.

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

Officers and Directors of RMC

Michael R. Burwell. Michael R. Burwell, age 66, President, Secretary/Treasurer and Director, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-2009); President, Director, Chief Financial Officer and Secretary of Gymno Corporation (1986-September 2011) and, the manager of Gymno LLC, the entity into which Gymno Corporation was converted (September 2011- June 30, 2015); President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-September 2011); past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986). Mr. Burwell is licensed as a real estate sales person. Mr. Burwell was a general partner of each of the RMI, RMI II, RMI III, RMI IV, RMI V, RMI VI, and RMI VII limited partnerships. Mr. Burwell is a general partner of RMI VIII limited partnership. Mr. Burwell attended the University of California, at Davis from 1975-1979, playing NCAA soccer for three seasons. Michael R. Burwell is the brother of Thomas R. Burwell.

Lorene A. Randich. Lorene A. Randich, age 65, has served as a Director of Redwood Mortgage Corp. since November 2011. Ms. Randich joined Redwood Mortgage Corp. in 1991 and retired on December 31, 2020 as Executive Vice President of Lending Operations. Ms. Randich held the real estate broker’s license of record for Redwood Mortgage Corp. from November 2011 through the third quarter of 2019. Ms. Randich has been a licensed real estate broker since 1996. She is a member of the National Association of Mortgage Brokers, the California Mortgage Bankers Association, the California Association of Mortgage Professionals (past Board Member–San Francisco/Peninsula Chapter) and the California Mortgage Association (Board Member and immediate past Education Committee Chair). Ms. Randich received a BA from the University of California at Berkeley in 1980. In addition to Ms. Randich’s service on the company Board of Directors, Ms. Randich continues her association with Redwood Mortgage Corp. as a Broker-Associate. Ms. Randich also offers mortgage industry consulting services through her firm, Bay Laurel Financial.

Thomas R. Burwell. Thomas R. Burwell, age 55, joined Redwood Mortgage Corp. in 2007 and has served as Marketing and Sales Director since 2012; Loan Officer-Builder Division Wells Fargo Bank, N.A (Westwood, CA 2005-2007); Loan Officer, Wells Fargo Bank, N.A. (Beverly Hills 2004-2005); Loan Officer Wells Fargo Bank, N.A. (New York, NY 2002-2004). Mr. Burwell is a member of the Financial Planning Association, San Francisco, CA. Mr. Burwell received a BA from the University of California at Davis in 1990. Mr. Burwell is a former ATP (Association of Tennis Professionals) world tour professional and was a NCAA Team and Individual Finalist, Team Captain, (Three-time) All-American, #1 Singles and #1 Doubles Player for University of California at Davis. Thomas R. Burwell is the brother of Michael R. Burwell.

Code of Ethics

Since the company has no employees of its own and it is operated by the employees and independent contractors retained by RMC, the company has not adopted a Code of Ethics or insider trading policies and procedures that govern the purchase, sale or other disposition of company securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations. RMC has adopted a Code of Ethics applicable to its general partners and to any agents, employees or independent contractors engaged by the general partners to perform the functions of a principal chief executive officer, a principal financial officer, principal accounting officer or controller of the company, if any. This Code of Ethics is designed to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between the agents, employees or independent contractors of RMC and the companies it manages, such as the company, (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that RMC, on behalf of the companies it manages, files with, or submits to, the SEC and in other public communications made by RMC's personal and professional relationships, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the Code of Ethics, (v) accountability for adherence to the Code of Ethics and (vi) promote compliance with insider trading laws, rules and regulations.

The Code of Ethics is attached hereto as Exhibit 14.1. You may obtain a copy of this Code of Ethics, without charge, upon request by calling our Investor Services Department at (650) 365-5341, option 5.

Item 11 – Executive Compensation

As indicated above in Item 10, the company is externally managed and has no officers or directors and therefore the company does not pay any compensation directly to any named executive officers of the company for the services provided to the company. The manager is solely responsible for managing the business and affairs of the company, subject to the voting rights of the members on specified matters.

Compensation of the manager

RMC is the manager of the company. The mortgage loans the company invests in are arranged and are generally serviced by RMC. Michael R. Burwell is the president and majority shareholder (through his holdings and beneficial interests in certain trusts) of RMC.

See Note 3 (Manager and Other Related Parties) to the financial statements included in Part II, Item 8 of this report which presents detail as to amounts received by the manager from the company in 2022 and 2021, including brokerage commissions related to loan originations, which presentation is incorporated herein by reference.

Outstanding Equity Awards at Fiscal Year-End

Since the company has no, and never had, named employees, there are no unexercised options for any named employees nor are there units of membership interest that have not vested or equity incentive plan awards for named employees outstanding currently or as of December 31, 2022. The company has not awarded RMC - nor any RMC employee, officer, or director - any options, units of membership interest that has not vested or equity incentive plan awards.

Potential Payments Upon Termination or Change-In-Control

Neither RMC nor the company is obligated by a contract or other agreement to make any payments or provide benefits to any person in the event of a termination of such person's employment with the Manager or upon a change-in-control of RMC or the company.

Recovery of Erroneously Awarded Compensation

During or after 2022 the company was not required to prepare an accounting restatement that required recovery of erroneously awarded compensation to (i) the manager or (ii) any person or entity, and there was no outstanding balances as of the end of the last completed fiscal year of erroneously awarded compensation to (i) the manager or (ii) any person or entity recovered from a prior restatement.

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

The company is managed externally and does not have any directors, including the equivalent of independent directors, or employees. Since the company has no board of directors or employees, there is no separately designated compensation, nominating or audit committee, except that the Board of Directors of RMC acts as the Audit Committee of RMI IX. In 2022, there were no transactions involving the lesser of $120 thousand or 1% of total assets with RMC or any other arguably related parties (other than payments to RMC as discussed herein). Note 3 (Manager and Other Related Parties) to the financial statements included in Part II, Item 8 of this report presents detail as to amounts received by the manager in 2022 and 2021.

Item 14 – Principal Accountant Fees and Services

Fees for services performed for the company by the principal accountant for 2022 and 2021 are as follows:

Audit Fees. The aggregate fees during 2022 and 2021 for professional services rendered for the audit of the company’s annual financial statements included in the company’s Annual Report on Form 10-K, review of financial statements included in the company’s Quarterly Reports on Form 10-Q and for services provided in connection with regulatory filings were approximately $218 thousand and $188 thousand, respectively.

Audit Related Fees. There were no fees billed for audit related services by the principal accountants during 2022 and 2021.

Tax fees. There were no fees billed for professional services rendered by the principal accountants during 2022 and 2021 for tax compliance, tax advice, and tax planning.

All Other Fees. There were no other fees billed for any other products and services provided by the principal accountants during 2022 and 2021.

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

3.3

First Amendment to Ninth Amended and Restated Limited Liability Company Operating Agreement of Redwood Mortgage Investors IX, LLC dated June 20, 2018 (filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated as of June 20, 2018, (File No. 000-55601) incorporated herein by reference).

3.4

Second Amendment to Ninth Amended and Restated Limited Liability Company Operating Agreement of Redwood Mortgage Investors IX, LLC dated effective March 11, 2022 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of March 11, 2022, (File No. 000-55601) incorporated herein by reference).

4.1	Subscription Agreement and Power of Attorney, including Special Notice for California Residents*

10.1	Form of Distribution Reinvestment Plan*

10.2	Loan Servicing Agreement*

10.3	Form of Note*

10.4	Form of Deed of Trust*

10.5	Form of Participating Broker-Dealer Agreement*

10.6	Form of Advisory Agreement***

10.7	Form of Formation Loan Promissory Note*

10.8

First Loan Modification Agreement dated as of March 4, 2022 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of March 11, 2022, (File No. 000-55601) incorporated herein by reference)

14.1	Code of Ethics

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report by Redwood Mortgage Corp. of the estimated fair value at December 31, 2022 of a unit of Redwood Mortgage Investors IX, LLC

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Item 16 – Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 31st day of March, 2023.

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

By:	Redwood Mortgage Corp., Manager

	By:	/s/ Michael R. Burwell
	Name:	Michael R. Burwell
	Title:	President, Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 31st day of March, 2023.

Signature	Title

/s/ Michael R. Burwell	President, Secretary/Treasurer Redwood Mortgage Corp.
Michael R. Burwell	(Principal Executive, Financial and Accounting Officer); Director of Redwood Mortgage Corp.

/s/ Lorene A. Randich	Director of Redwood Mortgage Corp.
Lorene A. Randich

/s/ Thomas R. Burwell	Director of Redwood Mortgage Corp.
Thomas R. Burwell