Form 10-Q
period 2023-03-31
Redwood Mortgage Investors IX
filed 2023-05-22
CIK 1448038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to _____________

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

2

REDWOOD MORTGAGE INVESTORS IX, LLC

3

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC

Balance Sheets

March 31, 2023 (unaudited) and December 31, 2022

($ in thousands)

	March 31,	December 31,
ASSETS	2023	2022
Cash, in banks	$3,700	$5,055
Loan payments in trust	25	94
Loans
Principal	74,041	72,533
Advances	19	19
Accrued interest	533	490
Prepaid interest	(159)	(254)
Loan balances secured by deeds of trust	74,434	72,788
Allowance for credit losses	(120)	(55)
Loan balances secured by deeds of trust, net	74,314	72,733

Debt issuance costs, net	29	36
Prepaid expenses	26	2
Total assets	$78,094	$77,920

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable and accrued liabilities	$149	$109
Payable to related parties (Note 3)	57	254
Distributions and redemptions to members (Note 3)	1,184	—
Line of credit	9,650	9,900
Total liabilities	11,040	10,263

Commitments and contingencies (Note 6)

Members’ and manager’s capital, net	70,112	70,767
Receivable from manager (formation loan)	(3,058)	(3,110)
Members’ and manager’s capital, net of formation loan	67,054	67,657
Total liabilities and members’ capital	$78,094	$77,920

The accompanying notes are an integral part of these unaudited financial statements.

4

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Income

For the Three Months Ended March 31, 2023 and 2022 (unaudited)

($ in thousands)

	Three Months Ended March 31,
	2023	2022
Revenue
Interest income	$1,615	$1,621
Interest expense	(199)	(82)
Net interest income	1,416	1,539
Late fees	2	14
Total revenue, net	1,418	1,553

Provision for credit losses	—	—

Operations expense
Mortgage servicing fees to Redwood Mortgage Corp.	47	50
Asset management fees to Redwood Mortgage Corp.	127	138
Costs from Redwood Mortgage Corp., net (Note 3)	81	86
Professional services	311	263
Other	4	—
Total operations expense	570	537
Net income	$848	$1,016

Net income
Members (99%)	$840	$1,006
Manager (1%)	8	10
	$848	$1,016

The accompanying notes are an integral part of these unaudited financial statements.

5

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Changes in Members’ and Manager’s Capital

For the Three Months Ended March 31, 2023 (unaudited)

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at December 31, 2022	$71,730	$82	$(1,045)	$70,767
Adoption of ASC 326	(6)	(1)	—	(7)
Balance at January 1, 2023	71,724	81	(1,045)	70,760
Net income	840	8	—	848
Earnings distributed to members	(903)	(8)	—	(911)
Earnings distributed used in DRIP	428	—	—	428
Members’ redemptions	(1,028)	—	—	(1,028)
Organization and offering expenses allocated	(66)	—	66	—
Organization and offering expenses repaid by RMC	—	—	15	15
Balance at March 31, 2023	$70,995	$81	$(964)	$70,112

For the Three Months Ended March 31, 2022 (unaudited)

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at December 31, 2021	$78,192	$82	$(1,458)	$76,816
Net income	1,006	10	—	1,016
Earnings distributed to members	(1,071)	(10)	—	(1,081)
Earnings distributed used in DRIP	527	—	—	527
Members’ redemptions	(1,927)	—	—	(1,927)
Organization and offering expenses allocated	(73)	—	73	—
Organization and offering expenses repaid by RMC	—	—	34	34
Balance at March 31, 2022	$76,654	$82	$(1,351)	$75,385

The accompanying notes are an integral part of these unaudited financial statements.

6

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Three Months Ended March 31, 2023 and 2022 (unaudited)

($ in thousands)

	Three Months Ended March 31,
	2023	2022
Operations
Interest income received	$1,535	$1,581
Interest expense paid	(185)	(93)
Late fees and other loan income	71	22
Operations expense	(758)	(610)
Total cash provided by operations	663	900
Investing
Loans funded	(6,200)	(1,000)
Principal collected	7,068	11,941
Loans transferred from related mortgage funds	(3,233)	—
Loans transferred to related mortgage fund	857	—
Advances collected	—	1
Total cash (used in) provided by investing	(1,508)	10,942
Financing
Members’ and manager's capital
Distributions to members and manager
Earnings distributed, net of DRIP	(326)	(554)
Redemptions, net of early withdrawal penalties	—	(1,925)
Total distributions to members and manager	(326)	(2,479)
Organization and offering expenses repaid by RMC, net	15	34
Early withdrawal penalties	(1)	(3)
Cash used in members' and manager's capital	(312)	(2,448)
Line of credit
Advances	—	7,000
Repayments	(250)	(8,480)
Debt issuance costs	—	(57)
Cash (used in) line of credit	(250)	(1,537)
Formation loan collected	52	123
Total cash used in financing	(510)	(3,862)
Net (decrease) increase in cash	(1,355)	7,980
Cash, beginning of year	5,055	1,033
Cash, end of year	$3,700	$9,013

Non-cash financing activities for the three months ended March 31, 2023 and 2022 include earnings distributed to the dividend reinvestment plan of $428 thousand and $527 thousand, respectively.

Non-cash investing activity for the three months ended March 31, 2022 includes $5.9 million for loans transferred to held for sale. There were no loans transferred to held for sale for the three months ended March 31, 2023.

Member redemptions of approximately $1 million and March member distributions of approximately $156 thousand were paid out in April 2023, and are included in the balance sheet as distributions and redemptions to members as of March 31, 2023.

The accompanying notes are an integral part of these unaudited financial statements.

7

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Three Months Ended March 31, 2023 and 2022 (unaudited)

($ in thousands)

	Three Months Ended March 31,
Reconciliation of net income to total cash provided by operations	2023	2022
Net income	$848	$1,016
Adjustments to reconcile net income to total cash provided by operations
Amortization of debt issuance costs	7	14
Change in operating assets and liabilities
Loan payments in trust	69	8
Accrued interest	16	63
Prepaid interest	(95)	(103)
Prepaid expenses	(24)	13
Receivable from related parties	—	(13)
Accounts payable and accrued liabilities	40	—
Payable to related parties	(198)	(98)
Total adjustments	(185)	(116)
Total cash provided by operations	$663	$900

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2023 (unaudited)

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

In the opinion of management of RMC, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly and accurately the financial information included therein. These unaudited financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results to be expected for the full year.

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

Federal and state income taxes are the obligation of the members, other than the annual California franchise tax and the California LLC gross receipts tax. The tax basis in the net assets of the company differs from book basis by the amount of the allowance for credit losses.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2023 (unaudited)

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

In May 2019, the company filed a Registration Statement on Form S-3 with the SEC (SEC File No. 333-231333) that went effective May 9, 2019, to offer up to 15,000,000 units ($15 million) to members of record as of April 30, 2019 who had previously elected to participate in the DRIP or who later provide written notice to the manager electing to participate in the DRIP, in those states in which approval has been obtained. As of March 31, 2023, the aggregate gross proceeds from sales of units to members under the company's DRIP pursuant to the May 2019 Form S-3 Registration Statement is approximately $8.6 million.

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

The price paid for redeemed units is based on the lesser of the purchase price paid by the redeeming member or the member’s capital account balance as of the date of each redemption payment. Redemption value – for other than DRIP units – is calculated based on the period from date of purchase as follows: after one year 92% of the purchase price or of the capital balance, whichever is less; after two years 94%; after three years 96%; after four years 98%; and after five years 100%.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2023 (unaudited)

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

Management estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Such estimates involve a significant level of uncertainty and have had or are reasonably likely to have a material impact on the company’s financial condition or results of operations. Such estimates relate principally to the determination of the allowance for credit losses (including the fair value of the underlying collateral), and the valuation of real estate owned (“REO”) (RMI IX has not acquired REO since it commenced operations in 2009). Actual results could differ materially from these estimates.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2023 (unaudited)

Fair value estimates

The fair value of real property (as to loan collateral and REO) is determined by exercise of judgment based on RMC’s management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values, and publicly available information on in-market transactions. Appraisals of commercial real property generally present three approaches to estimating value: 1) market-comparables or sales approach; 2) cost to replace; and 3) capitalized cash flows or income approach.

These approaches may or may not result in a common, single value. The market-comparables approach may yield several different values depending on certain basic assumptions, including the consideration of adjustments made for any attributes specific to the real estate.

Management has the requisite familiarity with the markets it lends in generally and of the properties lent on specifically to analyze sales-comparables and assess their suitability/applicability. Management is acquainted with market participants – investors, developers, brokers, and lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability. These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties – on and off the market – that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2023 (unaudited)

Loans and interest income

Loans are carried at amortized cost which is generally equal to the unpaid principal balance (principal). Management has discretion to pay amounts (advances) to third parties on behalf of borrowers to protect the company’s interest in the loan. Advances include, but are not limited to, the payment of interest and principal on a senior lien to prevent foreclosure by the senior lien holder, property taxes, insurance premiums and attorney fees. Advances generally are stated at the amounts paid out on the borrower’s behalf and any accrued interest on amounts paid out, until repaid by the borrower. For performing loans, interest is accrued daily on the principal plus advances, if any. In the normal course of the company’s operating activities, performing loans that are maturing or have matured may be renewed at then current market rates of interest and terms for new loans. (These loan extensions are not reported as new loans for financial reporting purposes.) The company may fund a specific loan net of an interest reserve (one to two years) to insure timely interest payments at the inception of the loan. Any interest reserve is amortized over the period that the amount is prepaid. In the event of an early loan payoff, any unapplied interest reserves would be first applied to any accrued but unpaid interest and then as a reduction to the principal.

Loans with a payment in arrears continue to recognize interest income as long as the loan is in the process of collection with the borrower and is considered to be well-secured. Loans are placed on non-accrual status if management determines that the primary source of repayment will come from the foreclosure and subsequent sale of the collateral securing the loan (i.e., a notice of sale is filed and/or when the borrower files for bankruptcy) or when the loan is no longer considered well-secured (i.e., the LTV for the loan based on the estimated net realizable value of the collateral and the total principal, advances and accrued interest (at the note rate) is at or greater than eighty percent (80%), seventy-five percent (75%) for lands outside of metropolitan areas). When a loan is placed on non-accrual status, the accrual of interest is discontinued – beginning with the then current month - for accounting purposes only; however, previously recorded interest is not reversed. A loan may return to accrual status when all delinquent loan payments are cured and the loan becomes current in accordance with the terms of the loan agreement. In periods prior to January 1, 2023, loans were placed on non-accrual status if 180 days delinquent or earlier if management determined that the primary source of repayment would come from the foreclosure and subsequent sale of the collateral securing the loan (which usually occurs when a notice of sale is filed) or when the loan was no longer considered well-secured.

Payments on loans are applied in the following order: accrued interest, advances, and lastly to principal. Late fees are recognized in the period received. Pursuant to California regulatory requirements, borrower payments are deposited into a trust account established by RMC with an independent bank (and are presented on the balance sheet as “Loan payments in trust”). Funds are disbursed to the company as collected which can range from same day for wire transfers and up to two weeks after deposit for checks.

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

Allowance for credit losses

Loan balances (i.e., the sum of the unpaid principal, advances and accrued interest) are analyzed on a periodic basis for ultimate recoverability. Collateral fair values are reviewed quarterly and the protective equity for each loan is computed. As used herein, “protective equity” is the dollar amount by which the net realizable value (i.e., fair value less the cost to sell) of the collateral, net of any senior liens exceeds the loan balance.

For a loan that is deemed collateral dependent for repayment, a provision for credit losses is recorded to adjust the allowance for credit losses to an amount such that the net carrying amount (unpaid principal, advances plus interest accrued, i.e., interest owed net of foregone interest for loans in non-accrual status) is reduced to the lower of the loan balance or the estimated fair value of the related collateral, net of any senior debt and claims and costs to sell.

As of January 1, 2023, the company adopted Accounting Standards Codification 326, Financial Instruments – Credit Losses using the modified retrospective approach, which requires a lifetime, current expected credit loss (CECL) measurement objective for the recognition of credit losses at the time a loan is originated or acquired. The allowance for credit losses is adjusted each period for changes in expected lifetime credit losses for loans and accrued interest. The determination of the amount of the allowance for credit losses considers historical loss experience, current fair value of collateral and the resultant LTV, current real estate and financial markets, as well as reasonable and supportable forecasts about future economic scenarios. The forward-looking estimates consider the likelihood that any combination of events would adversely impact economic conditions and real estate markets in California such that the substantial protective equity existing for the loans would no longer be sufficient to collect the recorded amounts of principal, advances and accrued interest due on the loan.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2023 (unaudited)

The limited number of loans and the short terms for which the loans are written enable a loan-by-loan analysis to determine the risk of loss. The primary determinate in the analysis is the LTV, and consideration of lien position of deed of trust. The analysis also considers the vintage in which the secured loans originated. The ultimate collectability of the amounts owed is reliant on the estimate of the fair value of the real property collateral securing the loans. Such estimation is not variant by vintage or time on file. Such considerations are consistent with the ‘no-credit-losses’ experience of the company over the preceding 5+ years.

The company charges off uncollectible loans and related receivables directly to the allowance account once it is determined the full amount is not collectible. Any amounts collected after a charge off is deemed a recovery. If the loan goes to foreclosure, an updated appraisal is ordered and the recorded investment in the loan is adjusted to the net realizable value of the real estate to be acquired.

Prior to the adoption of the CECL accounting model, if a loan modification was agreed to and was to result in an economic concession to the borrower (i.e., a significant delay or reduction in cash flows compared to the original note), the modification would have been deemed to be a troubled debt restructuring (“TDR”). The Company did not have any TDR’s for the year ended December 31, 2022.

Real estate owned (“REO”)

Real estate owned, or REO, is property acquired in full or partial settlement of loan obligations generally through foreclosure and is recorded at acquisition at the property’s fair value less estimated costs to sell. The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers. The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for credit losses and any subsequent valuation reserves. After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. REO is analyzed periodically for changes in fair values and any subsequent write down is charged to operations expenses. Any recovery in the fair value subsequent to such a write down is recorded and is not to exceed the value recorded at acquisition. Recognition of gains or losses on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

Debt issuance costs

Debt issuance costs are the fees and commissions incurred in the course of obtaining a line of credit for services from banks, law firms and other professionals and are amortized on a straight-line basis, which approximates the interest method, as interest expense over the term of the line of credit.

Reclassification

A reclassification has been made in the prior year statement of cash flows to reclassify the presentation of formation loan collected from changes in partners' capital to a separate line item within the financing section of the statement of cash flows. There was no change in total cash used in financing activities.

Recently issued accounting pronouncements

None at March 31, 2023 are applicable to the company.

NOTE 3 – MANAGER AND OTHER RELATED PARTIES

The Operating Agreement provides for compensation to the manager and for the reimbursement of qualifying costs as detailed below. RMC is entitled to 1% of the net income or loss of the company. RMC - at its sole discretion - collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income), which increased the net income, cash available for distribution, and the net-distribution rate. The cost-reimbursement waivers in the three months ended March 31, 2023 and 2022, by RMC were not made for the purpose of providing RMI IX with sufficient funds to satisfy any required level of distributions, as the Operating Agreement has no such required level of distributions, nor to meet withdrawal requests.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2023 (unaudited)

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

Costs from RMC

The manager is entitled to request reimbursement for operations expense incurred on behalf of RMI IX, including without limitation, RMC’s personnel and non-personnel costs incurred for qualifying business activities, including investor services, accounting, tax and data processing, postage and out-of-pocket general and administration expenses. Qualifying personnel/compensation costs and consulting fees are tracked by business activity, and then costs of qualifying activities are allocated to RMI IX pro-rata based on the percentage of RMI IX’s members’ capital to the total capital of all related mortgage funds managed by RMC. Certain other non-personnel, qualifying costs such as postage and out-of-pocket general and administrative expenses can be tracked by RMC as specifically attributable to RMI IX; other non-personnel, qualifying costs (e.g., RMC’s accounting and audit fees, legal fees and expenses, occupancy, and insurance premiums) are allocated pro-rata based on the percentage of RMI IX’s members’ capital to total capital of the related mortgage funds managed by RMC.

The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $212 thousand and $187 thousand in the three months ended March 31, 2023 and 2022, respectively. The reimbursement of costs waived by RMC was approximately $130 thousand and $101 thousand in the three months ended March 31, 2023 and 2022, respectively. Total costs reimbursed to RMC by RMI IX were approximately $81 thousand and $86 thousand in the three months ended March 31, 2023 and 2022, respectively.

Loan administrative fees

The manager is entitled to receive a loan administrative fee of up to one percent (1%) of the principal amount of each new loan funded or acquired for services rendered in connection with the selection and underwriting of loans payable upon the closing or acquisition of each loan. Since August 2015, RMC, at its sole discretion, has waived loan administrative fees on new originations. The total amount of loan administrative fees waived was approximately $62 thousand and $10 thousand in the three months ended March 31, 2023 and 2022, respectively.

Commissions and fees paid by the borrowers to RMC

-
Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation and negotiation of loans (including extensions), RMC may collect a loan brokerage commission that is expected to range from approximately 1.5% to 5% of the principal amount of each loan made during the year. Total loan brokerage commissions are limited to an amount not to exceed 4% of the total company assets per year. The loan brokerage commissions are paid by the borrowers to RMC, and thus are not an expense of the company. Loan brokerage commissions paid by the borrowers to RMC approximated $155 thousand and $13 thousand for the three months ended March 31, 2023 and 2022, respectively.

-
Other fees

RMC receives fees for processing, notary, document preparation, credit investigation, reconveyance and other mortgage related fees. The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the company.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2023 (unaudited)

Formation loan

Commissions for unit sales to new members paid to broker-dealers (“B/D sales commissions”) and premiums paid to certain investors upon the purchase of units were paid by RMC and were not paid directly by RMI IX out of unit-sales proceeds. Instead, RMI IX advanced to RMC amounts sufficient to pay the B/D sales commissions and premiums to be paid to investors. Such advances in total were not to exceed seven percent (7%) of offering proceeds. The receivable arising from the advances is unsecured and non-interest bearing and is referred to as the “formation loan.” When offerings of units to new members ended on April 30, 2019, such advances totaled $5.6 million, of which $3.1 million remains outstanding at March 31, 2023.

Formation loan transactions for the three months ended March 31 are presented in the following table ($ in thousands).

	2023	2022
Balance, January 1	$3,110	$3,388
Payments received from RMC	(52)	(123)
Balance, March 31	$3,058	$3,265

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

Redemptions of members’ capital

Redemptions of members’ capital for the three months ended March 31 are presented in the following table ($ in thousands).

Redemptions	2023	2022
Without penalty	$1,010	$1,816
With penalty	18	111
Total	$1,028	$1,927
Early withdrawal penalties	$1	$3

Effective March 31, 2023, the manager intends to strictly adhere to the quarterly and annual members’ capital redemption limitations as described in the company’s Operating Agreement. The manager has no present intention to exercise its discretionary power to waive or modify the enforcement of the annual redemptions limitation in the foreseeable future.

Total redemption requests scheduled for March 31, 2023 approximated $2 million, which amount exceeds the quarterly limitation of $936 thousand. Pursuant to the Operating Agreement, unless waived by the manager, the company will not redeem in any calendar year more than five percent (5.0%) and in any calendar quarter one and one-quarter percent (1.25%) of the weighted average number of units outstanding in the twelve (12) month period immediately prior to the date of redemption.

Accordingly, the redemption requests were honored in the following order of priority:

•
first, to redemptions upon the death of a member, which totaled $85 thousand at March 31, 2023; and
•
next, to other redemption requests, up to the quarterly/annual limit, honored on a pro rata basis, based on the amount of redemption requests received in – and/or carried over from – the preceding quarter. The redemptions paid, net of the redemptions to be paid based on the death of a member, on March 31, 2023, were approximately $843 thousand or forty-two percent (42%) of redemption requests scheduled.

A redemption carried forward from December 31, 2022, that approximated $100 thousand was paid and was considered separate from the quarterly limitation, as it was deemed owing at the beginning of the year.

Redemption requests scheduled but not paid at March 31, 2023 were approximately $972 thousand and are carried forward to subsequent quarters until paid. Total redemption requests of members' capital received at March 31, 2023 approximated $3.2 million, including approximately $2.3 million received in the three months ended March 31, 2023.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2023 (unaudited)

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

Unallocated O&O transactions for the three months ended March 31 are summarized in the following table ($ in thousands).

	2023	2022
Balance, January 1	$1,045	$1,458
O&O expenses allocated	(66)	(73)
O&O expenses paid by RMC(1)	(15)	(34)
Balance, March 31	$964	$1,351

(1)
RMC is obligated per the Operating Agreement to repay RMI IX for the amount of unallocated O&O expenses attributed to a member’s capital account if the member redeems prior to the 40 quarterly allocations. RMC estimated its future obligation to repay unallocated O&O expenses on scheduled redemptions as of March 31, 2023, to be approximately $15 thousand.

Other related party transactions

-
Payable to/receivable from related parties

From time to time, in the normal course of business operations, the company may have payables to and/or receivables from related parties. At March 31, 2023, the payable to related parties balance of approximately $1.2 million consisted primarily of quarterly member redemptions of approximately $1 million and March member distributions, for those members not participating in DRIP, of approximately $156 thousand. Also included were accounts payable to the manager of approximately $38 thousand, accounts payable to a related fund of approximately $20 thousand. There were no receivables from related parties at March 31, 2023. The related party transactions were settled in May, 2023.

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

In the three months ended March 31, 2023, related mortgage funds transferred to RMI IX three loans with aggregate principal of approximately $3.2 million in-full at par value, which approximates fair value. RMI IX paid cash for the loans and the related mortgage fund has no continuing obligation or involvement with the loans.

In the three months ended March 31, 2023, RMI IX transferred to a related mortgage fund two loans with aggregate principal of approximately $857 thousand in-full at par value, which approximates fair value. The related mortgage funds paid cash for the loans and RMI IX has no continuing obligation or involvement with the loans.

No loans were transferred to or from related mortgage funds in the three months ended March 31, 2022.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2023 (unaudited)

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years. Loans acquired are generally done so within the first six months of origination and are purchased at par value, which approximates fair value. See Note 3 (Manager and Other Related Parties) for a description of loans transferred by executed assignments between the related mortgage funds.

The company’s loans are all secured by real estate in coastal California metropolitan areas, which is a strategic market. The portfolio segments are first and second trust deeds mortgages and the key credit quality indicator is the LTV ratio. First mortgages are predominant, but second lien deeds of trust are not infrequent nor insignificant. First-mortgage loans comprised 81% of the portfolio at March 31, 2023 (82% at December 31, 2022).

Secured loans unpaid principal balance (principal)

Secured loan transactions for the three months ended March 31 are summarized in the following table ($ in thousands).

	2023
	Total	First Trust Deeds	Second Trust Deeds
Principal, beginning of period(1)	$72,533	$59,250	$13,283
Loans funded	6,200	6200	—
Principal collected(2)	(7,068)	(6,280)	(788)
Loans transferred from related mortgage funds	3,233	1,301	1,932
Loans transferred to related mortgage fund	(857)	(712)	(145)
Principal, end of period	$74,041	$59,759	$14,282

(1)
On January 1, 2023 one loan with a principal balance of $247 thousand was re-categorized as a second trust deed. Prior to January 1, 2023 the loan was categorized as a first trust deed.
(2)
Includes principal collected and held in trust at March 31, 2023 of approximately $3 thousand offset by principal collected and held in trust at December 31, 2022 of approximately $3 thousand which was disbursed to the company in January 2023.

During the three months ended March 31, 2023, the company extended three maturing (or matured) loans with aggregated principal of approximately $8.2 million, which are not included in the transactions shown in the table above. The loans have an average extension period of approximately 10 months, and were current and deemed well collateralized (i.e., the LTV for the collateral was within lending guidelines). Interest rates charged to borrowers may be adjusted in conjunction with the loan extensions to reflect current market conditions.

As of March 31, 2023, there were no commitments to lend outstanding and no construction or rehabilitation loans outstanding.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2023 (unaudited)

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	March 31,	December 31,
	2023	2022
Number of secured loans	42	45
First trust deeds	28	30
Second trust deeds	14	15

Secured loans – principal	$74,041	$72,533
First trust deeds	$59,759	$59,497
Second trust deeds	$14,282	$13,036

Secured loans – lowest interest rate (fixed)	7.0%	6.8%
Secured loans – highest interest rate (fixed)	11.0%	11.0%

Average secured loan – principal	$1,763	$1,612
Average principal as percent of total principal	2.4%	2.2%
Average principal as percent of members’ and manager's capital, net	2.5%	2.3%
Average principal as percent of total assets	2.3%	2.1%

Largest secured loan – principal	$6,735	$6,735
Largest principal as percent of total principal	9.1%	9.3%
Largest principal as percent of members’ and manager's capital, net	9.6%	9.5%
Largest principal as percent of total assets	8.6%	8.6%

Smallest secured loan – principal	$200	$146
Smallest principal as percent of total principal	0.3%	0.2%
Smallest principal as percent of members’ and manager's capital, net	0.3%	0.2%
Smallest principal as percent of total assets	0.3%	0.2%

Number of California counties where security is located	10	11
Largest percentage of principal in one California county	25.0%	26.3%

Number of secured loans with prepaid interest	1	1
Prepaid interest	$159	$254

As of March 31, 2023, 24 loans with principal of approximately $52.5 million provide for monthly payments of interest only, with the principal due at maturity, and 18 loans with principal of approximately $21.5 million (representing 29% of the aggregate principal of the company’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal due at maturity.

As of March 31, 2023, there were 14 loans in second lien position. The aggregate principal of these loans is approximately $14 million and the weighted average LTV at loan closing is 60.73% All loans in second lien position were performing as of March 31, 2023.

As of March 31, 2023, the company's largest loan with principal of $6.7 million (LTV 62.42%) is secured by an office property located in Santa Clara County, bears an interest rate of 8.25% and matures on January 1, 2023. The loan was paid off on April 21, 2023.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2023 (unaudited)

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	March 31, 2023			December 31, 2022
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(3)	17	$21,182	29%	21	$25,360	35%
Commercial	18	40,779	55	17	34,386	47
Multi-family	6	10,580	14	6	11,287	16
Land	1	1,500	2	1	1,500	2
Total principal, secured loans	42	$74,041	100%	45	$72,533	100%

(3)
Single family includes 1-4 unit residential buildings, condominium units, townhouses and condominium complexes. At March 31, 2023, single family consists of 6 loans with aggregate principal of approximately $5.4 million that are owner occupied and 11 loans with principal of approximately $15.8 million that are non-owner occupied. At December 31, 2022, single family property type consisted of 10 loans with principal of approximately $11.6 million that are owner occupied and 11 loans with principal of approximately $13.8 million that are non-owner occupied.

Lien position/LTV at origination

At funding, secured loans had the lien positions presented in the following table ($ in thousands).

	March 31, 2023			December 31, 2022
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	28	$59,759	81%	30	$59,497	82%
Second trust deeds	14	14,282	19	15	13,036	18
Total principal, secured loans	42	74,041	100%	45	72,533	100%
Liens due other lenders at loan closing		37,183			36,544
Total debt		$111,224			$109,077
Appraised property value at loan closing		$202,166			$195,261
LTV (weighted average) at loan closing		57.3%			58.3%

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2023 (unaudited)

Distribution of secured loans - principal by California counties

The distribution of secured loans within California by counties is presented in the following table ($ in thousands).

	March 31, 2023		December 31, 2022
	Principal	Percent	Principal	Percent
San Francisco Bay Area(4)
San Francisco	$12,941	17.5%	$13,801	19.0%
San Mateo	11,472	15.5	13,054	18.0
Santa Clara	18,543	25.0	19,042	26.3
Alameda	5,256	7.1	6,062	8.4
Contra Costa	—	0.0	1,000	1.4
Napa	643	0.9	644	0.9
	48,855	66.0	53,603	74.0
Other Northern California
Placer	1,500	2.0	1,500	2.1
Tehama	405	0.6	405	0.5
	1,905	2.6	1,905	2.6
Northern California Total	50,760	68.6	55,508	76.6
Southern California Coastal
Los Angeles	4,419	6.0	3,512	4.8
Orange	6,614	8.9	6,809	9.4
San Diego	12,248	16.5	6,704	9.2
Southern California Total	23,281	31.4	17,025	23.4
Total principal, secured loans	$74,041	100.0%	$72,533	100.0%

(4)
Includes Silicon Valley

Scheduled maturities/Secured loans-principal

Secured loans scheduled to mature in periods as of and after March 31, 2023 , are presented in the following table ($ in thousands).

				First Trust Deeds		Second Trust Deeds
	Loans	Principal	Percent	Loans	Principal	Loans	Principal
2023 (scheduled to mature after March 31)	15	$24,485	33%	9	$15,953	6	$8,532
2024	14	32,678	44	9	29,114	5	3,564
2025	5	4,348	6	3	2,760	2	1,588
2026	—	—	0.0	—	—	—	—
2027	3	1,926	3	2	1,328	1	598
Thereafter	1	224	0.0	1	224	—	—
Total scheduled maturities	38	63,661	86	24	49,379	14	14,282
Matured(5)	4	10,380	14	4	10,380	—	—
Total principal, secured loans	42	$74,041	100%	28	$59,759	14	$14,282

(5)
See Delinquency/Secured loans with payments in arrears below for additional information on matured loans.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2023 (unaudited)

Scheduled maturities are presented based on the most recent in-effect agreement with the borrower, including forbearance agreements. As a result, matured loans at March 31, 2023, for the scheduled maturities table above may differ from the same captions in the tables of delinquencies and payment in arrears presented below that do not consider forbearance agreements. For matured loans, the company may continue to accept payments while pursuing collection of principal or while negotiating an extension of the maturity date.

Delinquency/Secured loans

Secured loans principal summarized by payment-delinquency status are presented in the following table ($ in thousands).

	March 31, 2023		December 31, 2022
	Loans	Principal	Loans	Principal
Current	37	$62,671	40	$64,423
Past Due
30-89 days	1	1,235	1	4,940
90-179 days	2	7,645	2	1,681
180 or more days	2	2,490	2	1,489
Total past due	5	11,370	5	8,110
Total principal, secured loans	42	$74,041	45	$72,533

All five loans past due at March 31, 2023, were in first lien position and had principal payments in arrears of approximately $10.4 million.

At March 31, 2023 and December 31, 2022, there was one loan with a forbearance agreement in effect with principal of $990 thousand, included in the table above as 180 or more days delinquent.

Delinquency/Secured loans with payments in arrears

Payments in arrears for secured loans (5 loans) at March 31, 2023 are presented in the following tables ($ in thousands).

	Loans		Principal		Interest(6)
At March 31, 2023	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	1	—	$1,235	$—	$—	$—	$1,235
90-179 days (4-6 payments)	2	—	7,645	—	24	—	7,669
180 or more days (more than 6 payments)	1	1	1,500	—	—	48	1,548
Total past due	4	1	$10,380	$—	$24	$48	$10,452

(6)
March 2023 interest is due April 1, 2023 and is not included in the payments in arrears at March 31, 2023.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2023 (unaudited)

Secured loans with payments in arrears, principal by LTV and lien position at March 31, 2023 are presented in the following table ($ in thousands). The LTVs shown in this table use the appraisals at origination of the loans.

	Secured loans with payments in arrears, principal
LTV(7)	First trust deeds	Percent(8)	Second trust deeds	Percent(8)	Total principal	Percent(8)
<40%	$—	0.0%	$—	0.0%	$—	0.0%
40-49%	910	1.2	—	0.0	910	1.2
50-59%	1,500	2.0	—	0.0	1,500	2.0
60-69%	8,960	12.1	—	0.0	8,960	12.1
Subtotal <70%	11,370	15.3	—	0.0	11,370	15.3

70-79%	—	0.0	—	0.0	—	0.0
Subtotal <80%	11,370	15.3	—	0.0	11,370	15.3

≥80%	—	0.0	—	0.0	—	0.0

Total	$11,370	15.3%	$—	0.0%	$11,370	15.3%

(7)
LTV classifications in the table above are based on principal, advances and interest unpaid at March 31, 2023.
(8)
Percent of total principal, secured loans ($74 million) at March 31, 2023.

Non-accrual status/Secured loans

Secured loans in non-accrual status are summarized in the following table ($ in thousands).

	March 31, 2023	December 31, 2022
Number of loans	—	2
Principal		$1,489
Advances		1
Accrued interest(6)		4
Total recorded investment		$1,494
Foregone interest		$58

(9)
Accrued interest in the table above is the amount of interest accrued prior to the loan being placed on non-accrual status, net of any payments received while in non-accrual status.

In conjunction with the adoption of ASC 326 (CECL), the company changed its guidelines for non-accrual status and recognized a cumulative-effect adjustment (with an increase to members’ and manager's capital) of $58 thousand to recognize previously foregone interest for loans designated non-accrual at December 31, 2022. In periods prior to January 1, 2023, loans were placed on non-accrual status if 180 days delinquent or earlier if management determined that the primary source of repayment would come from the foreclosure and subsequent sale of the collateral securing the loan (which usually occurs when a notice of sale is filed) or when the loan was no longer considered well-secured.

Provision/allowance for credit losses

Activity in the allowance for credit losses for the three months ended March 31 are presented in the following table ($ in thousands).

	2023			2022
	Principal and Advances	Interest	Total	Principal and Advances	Interest	Total
Balance, December 31	$30	$25	$55	$30	$25	$55
Adoption of ASC 326 (CECL)	30	35	65	—	—	—
Balance, January 1	60	60	120	30	25	55
Provision (Recovery) for loan losses	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—
Balance, March 31	$60	$60	$120	$30	$25	$55

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2023 (unaudited)

Each secured loan is reviewed quarterly for its delinquency, LTV adjusted for the most recent valuation of the underlying collateral, remaining term to maturity, borrower’s payment history and other factors.

In periods prior to January 1, 2023, the company followed the incurred loss model for recognition of credit losses and had recorded an allowance for credit losses of principal and interest totaling approximately $55 thousand to cover incurred, but not known, eventualities that occur from time to time, even though the secured loans had protective equity such that collection was deemed probable for all recorded amounts due on the loan. Such eventualities include the manager deeming it in the best interest of the company to agree to concessions to borrowers and/or senior-lien lenders to facilitate a refinance or a sale of the collateral primarily for secured loans in second lien position.

In conjunction with the adoption of ASC 326 (CECL), the company recognized a cumulative-effect adjustment (with a decrease to members’ and manager's capital) of $65 thousand to the allowance for credit losses to recognize lifetime expected credit losses for secured loans at December 31, 2022. The limited number of loans (42) and the short terms for which the loans are written - enabled the manager to do a loan-by-loan analysis to determine the risk of loss.

The analysis included projecting the outstanding principal for loans – individually and in total, by lien position – until maturity to determine the count, amount and weighted average LTV of the loans for future quarters and year ends.

				First Trust Deeds			Second Trust Deeds
	Loans	Principal	LTV(11)	Loans	Principal	LTV(11)	Loans	Principal	LTV(11)
2023(10)	23	$39,176	58.0%	15	$33,426	56.1%	8	$5,750	69.4%
2024	9	6,498	61.6	6	4,312	58.1	3	2,186	68.5
2025	4	2,150	59.9	3	1,552	58.9	1	598	62.4
2026	4	2,150	59.9	3	1,552	58.9	1	598	62.4
2027	1	224	38.0	1	224	38.0	—	—	0.0
Thereafter	—	—	0.0	—	—	0.0	—	—	0.0

(10)
For purposes of this analysis, loans past maturity as of March 31, 2023, and loans subsequently maturing are expected to be paid by the calendar year end.
(11)
The LTVs shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

As indicated by the tables above, there is no future period covered in the analysis - nor is there any individual loan - in which a real estate market decline in values is likely to occur that would be sufficient to offset the substantial protective equity in the secured-loan portfolio (and in the individual loans) sufficient to put at risk collection of amounts owed under the notes, secured by the deeds of trust. In arriving at the determination, the manager consulted a range of banking/industry and academic studies and forecasts.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2023 (unaudited)

In performing the analysis, the manager considered the vintages in which the secured loans originated. The ultimate collectability of the amounts owed is reliant on the estimation of the fair value of the real property collateral securing the loans. Such estimation is not variant by vintage. Further there is no evidence, nor any indication in the analysis, that the ultimate collectability of the amounts owed fluctuates with the time on file or vintage. Such considerations are consistent with the ‘no-credit-losses’ experience of the company over the preceding 5+ years.

	Secured loans, principal
LTV(12)	First trust deeds	Percent	Count	Second trust deeds	Percent	Count	Total principal	Percent
<40%	$1,424	1.9%	2	2,939	4.0%	1	$4,363	5.9%
40-49%	23,977	32.4	1	—	0.0	—	23,977	32.4
50-59%	1,905	2.6	3	246	0.3	—	2,151	2.9
60-69%	29,810	40	5	6,153	8.3	1	35,963	48.6
Subtotal <70%	57,116	77.2	11	9,338	12.6	2	66,454	89.8
				-
70-79%	643	0.9	3	4,944	6.6	—	5,587	7.5
Subtotal <80%	57,759	78.1	14	14,282	19.2	2	72,041	97.3
				—
≥80%	2,000	2.7	—	—	0.0	—	2,000	2.7

Total	$59,759	80.8%	14	$14,282	19.2%	2	$74,041	100.0%

(12)
LTV classifications in the table above are based on principal, advances and interest unpaid at March 31, 2023.

Fair Value

The following methods and assumptions are used when estimating fair value (Level 3 inputs).

Secured loans/performing

Due to the nature of the company’s loans and borrowers the fair value of loan balances secured by deeds of trust is deemed to approximate the recorded amount (per the consolidated financial statements) as the company's loans:

•
are of shorter terms at origination than commercial real estate loans by institutional lenders and conventional single-family home mortgage lenders;
•
are written without a prepayment penalty causing uncertainty/a lack of predictability as to the expected duration of the loan; and
•
have limited marketability and are not yet sellable into an established secondary market.

Secured loans, with payments in arrears

The fair value of secured non-performing loans is the lesser of the fair value of the collateral or the enforceable amount of the note. Secured non-performing loans are collateral dependent because it is expected that the primary source of repayment will not be from the borrower but rather from the collateral. The fair value of the collateral is determined on a nonrecurring basis by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values and publicly available information on in-market transactions (Level 3 inputs). When the fair value of the collateral exceeds the enforceable amount of the note, the borrower is likely to redeem the note. Accordingly, third party market participants would generally pay the fair value of the collateral, but no more than the enforceable amount of the note.

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

March 31, 2023 (unaudited)

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

NOTE 5 – LINE OF CREDIT

Activity involving the line of credit during the three months ended March 31 is presented in the following table ($ in thousands).

	2023	2022
Balance, January 1,	$9,900	$8,480
Draws	—	7,000
Repayments	(250)	(8,480)
Balance, March 31,	$9,650	$7,000
Line of credit - average daily balance	$9,897	$5,485

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

Under the terms of the credit agreement of 2022, RMI IX can borrow up to a maximum principal of $10 million subject to a borrowing base calculation set forth in the credit agreement and the amounts advanced under the credit agreement are secured by a first priority security interest in the notes and deeds of trust of the pledged loans in the borrowing base. The maturity date is March 13, 2024 when all amounts outstanding are then due. RMI IX has the option prior to maturity date to convert – for a fee of one-quarter of one percent (0.25%) – the then outstanding principal balance to a two-year term loan maturing in March 2026.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2023 (unaudited)

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

If the company does not maintain the required compensating balance with a minimum daily average of $1.0 million for the calendar quarter, the interest rate automatically increases by one-quarter of one percent (0.25%) above that rate which would otherwise be applicable for the next calendar quarter retroactive to the beginning of the calendar quarter in which the compensating balance is not maintained. At March 31, 2023, the interest rate was eight and fourteen one-hundredths percent (8.14%).

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

Advances on the line of credit are to be used exclusively to fund secured loans. The credit agreement provides for customary financial and borrowing base reporting by the company to the bank and specifies that the company shall maintain (i) minimum tangible net worth of $50 million, net of amounts due from related companies; (ii) debt service coverage ratio at all times of not less than 2.00 to 1.00; and (iii) loan payment delinquency of less than ten percent (10.0%) at calendar quarter-end, calculated as the principal of loans with payments over 61-days past due as determined by the bank’s guidance, less loan loss allowances, divided by total principal of the company’s loans. The credit agreement provides that in the event the credit payment delinquency rate exceeds 10.0% as of the end of any quarter, the bank will cease to make any further advances until compliant with the covenant but agrees not to accelerate repayment of the loan.

At March 31, 2023 and December 31, 2022, aggregate principal of pledged loans was approximately $24.5 million with a maximum allowed advance thereon of approximately $10 million, subject to the borrowing base calculation.

The debt issuance costs from the original credit agreement were fully amortized in March 2022. Debt issuance costs of approximately $57 thousand from the modification agreement are being amortized over the two-year term of the modification agreement. Amortized debt issuance costs included in interest expense approximated $7 thousand and $14 thousand for the three months ended March 31, 2023 and 2022.

NOTE 6 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

Commitments

Note 3 (Manager and Other Related Parties) presents a detailed discussion of the company’s contractual obligations to RMC and scheduled redemptions of members’ capital at March 31, 2023.

Legal proceedings

As of March 31, 2023, the company is not involved in any legal proceedings or governmental proceedings other than those that would be considered part of the normal course of business. In the normal course of its business, the company may become involved in legal proceedings (such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc.) to collect the debt owed under the promissory notes, to enforce the provisions of the deeds of trust, to protect its interest in the real property subject to the deeds of trust and to resolve disputes with borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the company (i.e., exceeding ten percent of the company’s consolidated current assets).

NOTE 7 – SUBSEQUENT EVENTS

The manager evaluated events occurring subsequent to March 31, 2023 and determined that there were no events or transactions occurring during this reporting period that require recognition or disclosure in the unaudited financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (or SEC). The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operations results to be expected for the full year.

Forward-Looking Statements

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), including statements regarding the company’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods or by use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” “possible” or similar terms or variations on those terms or the negative of those terms. Forward-looking statements include statements regarding trends in the California real estate market; future interest rates and economic conditions and their effect on the company and its assets; estimates as to the allowance for credit losses; forecasts of future sales and redemptions of units, forecasts of future funding of loans; loan payoffs and the possibility of future loan sales (and the gain thereon, net of expenses) to third parties, if any; forecasts of future financial support by the manager including the eventual elimination of financial support; future fluctuations in the net distribution rate; and beliefs relating to how the company will be affected by current economic conditions and trends in the financial and credit markets. Actual results may be materially different from what is projected by such forward-looking statements therefore, you should not place undue reliance on forward looking statements, which reflect our view only as of the date hereof.

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

Effective March 31, 2023, the manager intends to strictly adhere to the quarterly and annual members’ capital redemption limitations as described in the company’s Operating Agreement. See Results of Operations, Redemptions of members’ capital included below in Item 2 of this report for a detailed presentation on capital redemption limitations.

See Note 1 (Organization and General) to the financial statements included in Part I, Item 1 of this report for additional detail on the organization and operations of RMI IX which detail is incorporated by this reference into this Item 2.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Such estimates relate principally to the determination of the allowance for credit losses, including determining the fair value of the collateral, and the valuation of real estate owned (RMI IX has not acquired real estate owned (“REO”) since it commenced operations in 2009). Actual results could differ significantly from these estimates.

Accounting policies are an integral part of our financial statements. For a summary of our critical accounting policies, see “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2022.

Adoption of ASC 326 (CECL)

As of January 1, 2023, the company adopted Accounting Standards Codification 326, Financial Instruments – Credit Losses using the modified retrospective approach, which requires a lifetime, current expected credit loss (CECL) measurement objective for the recognition of credit losses at the time a loan is originated or acquired. The allowance for credit losses is adjusted each period for changes in expected lifetime credit losses for loans and accrued interest. The determination of the amount of the allowance for credit losses considers historical loss experience, current fair value of collateral and the resultant LTV, current real estate and financial markets, as well as reasonable and supportable forecasts about future economic scenarios. The forward-looking estimates consider the likelihood that any combination of events would adversely impact economic conditions and real estate markets in California such that the substantial protective equity existing for the loans would no longer be sufficient to collect the recorded amounts of principal, advances and accrued interest due on the loan.

In conjunction with the adoption of CECL, the company changed it guidelines for non-accrual status and recognized a cumulative-effect adjustment with a net decrease to members’ and manager's capital of $7 thousand, consisting of an increase to the allowance for credit losses of $65 thousand to recognize lifetime expected credit losses for secured loans at December 31, 2022, and the recognition of $58 thousand of previously foregone interest for loans designated non-accrual at December 31, 2022. The limited number of loans (42) and the short terms for which the loans are written - enabled the manager to do a loan-by-loan analysis to determine the risk of loss.

There is no future period covered in the analysis - nor is there any individual loan - in which a real estate market decline in values (likely to occur) would be sufficient to offset the substantial protective equity in the secured-loan portfolio (and in the individual loans) sufficient to put at risk collection of amounts owed under the notes, secured by the deeds of trust. In arriving at the determination, the manager consulted a range of banking/industry and academic studies and forecasts.

In performing the analysis, the manager considered the vintages in which the secured loans originated. The ultimate collectability of the amounts owed is reliant on the estimation of the fair value of the real property collateral securing the loans. Such estimation is not variant by vintage. Further there is no evidence, nor any indication in the analysis, that the ultimate collectability of the amounts owed fluctuates with the time on file or vintage. Such considerations are consistent with the ‘no-credit-losses’ experience of the company over the preceding 5+ years.

Loans on non-accrual status

Loans are placed on non-accrual status if management determines that the primary source of repayment will come from the foreclosure and subsequent sale of the collateral securing the loan (i.e., a notice of sale is filed and/or when the borrower files for bankruptcy) or when the loan is no longer considered well-secured (i.e., the LTV for the loan based on the estimated net realizable value of the collateral and the total owing of principal, advances and accrued interest (at the note rate) is at or greater than eighty percent (80%), seventy-five percent (75%) for lands outside of metropolitan areas).

In periods prior to January 1, 2023, loans were placed on non-accrual status if 180 days delinquent or earlier if management determined that the primary source of repayment would come from the foreclosure and subsequent sale of the collateral securing the loan (which usually occurs when a notice of sale is filed) or when the loan was no longer considered well-secured.

There were no other material changes to our critical accounting policies since our annual report on Form 10-K.

Results of Operations

The following discussion describes our results of operations for the three months ended March 31, 2023.

Key Performance Indicators

Key performance indicators as of and for the three months ended March 31, 2023 and 2022 are presented in the following table ($ in thousands).

	2023	2022
Members’ capital, gross – end of period balance	$70,995	$76,654
Members’ capital, gross – average daily balance	$71,688	$77,723

Member redemptions(1)	$1,028	$1,927

Secured loans principal – end of period balance	$74,041	$64,293
Secured loans principal – average daily balance	$75,208	$77,524

Number of first trust deeds	28	31
Principal – first trust deeds	$59,759	$54,646
Weighted average LTV – first trust deeds(2)	56.5%	59.3%

Number of second trust deeds	14	13
Principal – second trust deeds	$14,282	$9,647
Weighted average LTV – second trust deeds(2)	60.7%	53.2%

Interest income	$1,615	$1,621
Portfolio interest rate(3)	8.2%	8.2%
Effective yield rate(4)	8.6%	8.4%

Line of credit – end of period balance	$9,650	$7,000
Line of credit – average daily balance(5)	$9,897	$5,485

Interest expense	$199	$82
Interest rate – line of credit(5)	8.1%	5.0%

Provision for (recovery of) loan losses	$—	$—

Total operations expense(9)	$570	$537

Net income(9)	$848	$1,016
Percent of average members’ capital(6)(7)	4.7%	5.2%

Member distributions	$903	$1,071
Percent of average members’ capital(6)(8)	5.0%	5.5%

(1)
Redemption requests scheduled but not paid at March 31, 2023 were of approximately $970 thousand and are carried forward to subsequent quarters until paid. At March 31, 2023, scheduled redemptions of members’ capital were approximately $2.3 million. (Scheduled redemptions of members' capital were $1.2 million as of December 31, 2022).
(2)
The LTVs use the appraisals at origination of the loans.
(3)
Stated note interest rate, weighted daily average (annualized).
(4)
Percent of secured loans – average daily balance (annualized).
(5)
See Note 5 (Line of Credit) to the financial statements included in Part 1, Item 1 of this report for a presentation of the activity and discussion of the terms and conditions of the loan agreement.
(6)
Percent of members’ capital, gross – average daily balance (annualized).
(7)
Percent based on the net income available to members (excluding 1% allocated to manager).
(8)
Members Distributions is net of O&O expenses allocated to members’ accounts during the year.
(9)
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

Redemptions of members capital

Redemptions of members’ capital for the three months ended March 31 are presented in the following table ($ in thousands).

Redemptions	2023	2022
Without penalty	$1,010	$1,816
With penalty	18	111
Total	$1,028	$1,927
Early withdrawal penalties	$1	$3

Effective March 31, 2023, the manager intends to strictly adhere to the quarterly and annual members’ capital redemption limitations as described in the company’s Operating Agreement. The manager has no present intention to exercise its discretionary power to waive or modify the enforcement of the annual redemptions limitation in the foreseeable future.

Total redemption requests scheduled for March 31, 2023 approximated $2 million, which amount exceeds the quarterly limitation of $936 thousand. Pursuant to the Operating Agreement, unless waived by the manager, the company will not redeem in any calendar year more than five percent (5.0%) and in any calendar quarter one and one-quarter percent (1.25%) of the weighted average number of units outstanding in the twelve (12) month period immediately prior to the date of redemption.

Accordingly, the redemption requests were honored in the following order of priority:

•
first, to redemptions upon the death of a member, which totaled $85 thousand at March 31, 2023; and
•
next, to other redemption requests, up to the quarterly/annual limit, honored on a pro rata basis, based on the amount of redemption requests received in – and/or carried over from – the preceding quarter. The redemptions paid, net of the redemptions to be paid based on the death of a member, on March 31, 2023, were approximately $843 thousand or forty-two percent (42%) of redemption requests scheduled.

A redemption carried forward from December 31, 2022, that approximated $100 thousand was paid and was considered apart adherence to the quarterly limitation, as it was deemed owing at the beginning of the year.

Redemption requests scheduled but not paid at March 31, 2023 were approximately $972 thousand and are carried forward to subsequent quarters until paid. Total redemption requests of members' capital received at March 31, 2023 approximated $3.2 million, including approximately $2.3 million received in the three months ended March 31, 2023.

Secured loans

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a secured loan portfolio that has substantial protective equity (i.e., property value to outstanding debt) as indicated by the overall weighted average loan-to-value ratio (LTV) which at March 31, 2023 was approximately 57.3% at time of origination. Thus, pursuant to the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 42.7% in the property, and we as a lender have lent in the aggregate 57.3% (including other senior liens on the property, for other than first-lien loans) against the properties we hold as collateral for the repayment of our loans.

Secured loans, principal by LTV and lien position at March 31, 2023 are presented in the following table ($ in thousands). The LTVs shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Secured loans, principal
LTV(1)	First trust deeds	Percent	Second trust deeds	Percent	Total principal	Percent
<40%	$1,424	1.9%	$1,946	2.6%	$3,370	4.5%
40-49%	24,334	32.9	—	0.0	24,334	32.9
50-59%	8,013	10.8	246	0.3	8,259	11.1
60-69%	23,345	31.6	6,153	8.3	29,498	39.9
Subtotal <70%	57,116	77.2	8,345	11.2	65,461	88.4

70-79%	643	0.9	5,937	8.0	6,580	8.9
Subtotal <80%	57,759	78.1	14,282	19.2	72,041	97.3

≥80%(2)	2,000	2.7	—	0.0	2,000	2.7

Total	$59,759	80.8%	$14,282	19.2%	$74,041	100.0%

(1)
LTV classifications in the table above are based on the sum of principal, advances and interest unpaid at March 31, 2023.
(2)
One loan with principal of approximately $2.0 million has an LTV of 108.18%. The loan agreement was executed by an individual with substantial real estate holdings, experience and substantial financial resources.

Loans with payments in arrears, principal by LTV and lien position at March 31, 2023 are presented in the following table ($ in thousands). The LTVs shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Secured loans with payments in arrears, principal
LTV(3)	First trust deeds	Percent(4)	Second trust deeds	Percent(4)	Total principal	Percent(4)
<40%	$—	0.0%	$—	0.0%	$—	0.0%
40-49%	910	1.2	—	0.0	910	1.2
50-59%	1,500	2.0	—	0.0	1,500	2.0
60-69%	8,960	12.1	—	0.0	8,960	12.1
Subtotal <70%	11,370	15.3	—	0.0	11,370	15.3

70-79%	—	0.0	—	0.0	—	0.0
Subtotal <80%	11,370	15.3	—	0.0	11,370	15.3

≥80%	—	0.0	—	0.0	—	0.0

Total	$11,370	15.3%	$—	0.0%	$11,370	15.3%

(3)
LTV classifications in the table above are based on the sum of principal, advances and interest unpaid at March 31, 2023.
(4)
Percent of secured loans principal, end of period balance.

Payments in arrears at March 31, 2023 for non-performing secured loans, (i.e., principal and interest payments past due 30 or more days) totaled approximately $10.5 million of which approximately $10.4 million was principal and approximately $72 thousand was accrued interest. The entire principal in arrears was loans past maturity, all of which were in first lien position.

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations as to the secured loan portfolio, including loan characteristics, scheduled maturities, delinquency and payments in arrears, loans in non-accrual status and the allowance for credit losses.

Performance overview/net income 2023 v. 2022

Net income available to members as a percent of members’ capital, gross – average daily balance (annualized) was 4.7% and 5.2% for the three months ended March 31, 2023 and 2022. Net income decreased approximately $168 thousand for the three months ended March 31, 2023 as compared to the same period in 2022 primarily due to a decrease in net interest income of approximately $123 thousand and an increase in operations expenses of approximately $33 thousand.

Analysis and discussion of income from operations 2023 v. 2022 (three months ended)

Significant changes to net income for the three months ended March 31, 2023 and 2022 are summarized in the following table ($ in thousands).

	Net interest income	Provision for (recovery of) loan losses	Operations expense	Net income
Three months ended
March 31, 2023	$1,416	—	570	$848
March 31, 2022	1,539	—	537	1,016
Change	$(123)	—	33	$(168)

Change
Decrease secured loans principal - average daily balance	$(49)	—	(3)	$(46)
Effective yield rate	43	—	—	43
Decrease in members' capital - average daily balance	—	—	(11)	11
Decrease in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	(1)	1
Interest on line of credit	(124)	—	—	(124)
Amortization of debt issuance costs	7	—	—	7
Late fees	—	—	—	(12)
RMC fees/costs reimbursements collected	—	—	(4)	4
Reduced legal services	—	—	(23)	23
Timing of services rendered	—	—	9	(9)
Independent contractors	—	—	67	(67)
Reduced audit services	—	—	(16)	16
Other	—	—	15	(15)
Change	$(123)	—	33	$(168)

The table above presents only the significant changes to net income for the period, and is not intended to cross-foot.

Net interest income

Net interest income decreased approximately $123 thousand (8.0%) for the three months ended March 31, 2023 compared to the same period in 2022. The decrease in net interest income is due primarily to (i) an increase in interest expense due to an increase in the line of credit average daily balance of approximately $4.4 million (80.4%) and a rapid increase in interest rates, offset in part by a decrease in amortized issuance costs of $7 thousand (50%) and (ii) a decrease in interest income of approximately $6 thousand due to a decrease in the average daily balance - secured loans of approximately $2.3 million. The line of credit - average daily balance increased approximately $4.4 million (80.4%) for the three months ended March 31, 2023 compared to the same period in 2022, and the average interest rate on the line of credit increased 2.83 percent (56.6%) over the same period, resulting in an increase of approximately $124 thousand (182.4%) in interest expenses on the line of credit. See Key performance indicators table included above in Item 2 of this report for specific details of average interest rate on the line of credit.

Provision/allowance for credit losses

In conjunction with the adoption of ASC 326 (CECL), the company recognized a cumulative-effect adjustment to members’ and manager's capital of $65 thousand to recognize lifetime expected credit losses for secured loans at December 31, 2022. The limited number of loans (42) and the short terms for which the loans are written - enabled the manager to do a loan-by-loan analysis to determine the risk of loss. The analysis included projecting the outstanding principal for loans – individually and in total, by lien position – until maturity to determine the count, amount and weighted average LTV of the loans for future quarter and year ends.

See Note 4 (Loans) to the consolidated financial statements included in Part I, Item 1 of this report for a detailed presentation of allowance for credit losses.

Operations expense

Significant changes to operations expense for the three months ended March 31, 2023 and 2022 are summarized in the following table ($ in thousands).

	Mortgage servicing fees	Asset management fees	Costs from RMC, net	Professional services	Other	Total
Three months ended
March 31, 2023	$47	127	81	311	4	$570
March 31, 2022	50	138	86	263	—	537
Change	$(3)	(11)	(5)	48	4	$33

Change

Decrease secured loans principal - average daily balance	$(3)	—	—	—	—	$(3)
Decrease in members' capital - average daily balance	—	(11)	—	—	—	(11)
Decrease in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	(1)	—	—	(1)
RMC fees/costs reimbursements collected	—	—	(4)	—	—	(4)
Reduced legal services	—	—	—	(23)	—	(23)
Timing of services rendered	—	—	—	9	—	9
Independent contractors	—	—	—	67	—	67
Reduced audit services	—	—	—	(16)	—	(16)
Other	—	—	—	11	4	15
Change	$(3)	(11)	(5)	48	4	$33

Mortgage servicing fees

The decrease in mortgage servicing fees of approximately $3 thousand for the three months ended March 31, 2023 as compared to the same period in 2022 was due to a decrease in the average daily balance - secured loans of approximately $2.3 million at the annual mortgage servicing fee to RMC of 0.25%.

Asset Management Fees

The decrease in asset management fees of approximately $11 thousand was due to a decrease in the members' capital base at year-end December 31, 2022 compared to year-end December 31, 2021. The decrease in the members' capital base is due in part to increased redemption requests and a decrease in loan payoffs largely attributable to the recent rapid increase in interest rates. The asset management fee is determined based on the prior year end member’s capital base which is computed as the then fair value of the company’s loans plus working capital reserves less outstanding debt.

Costs from RMC, net

RMC is entitled to request reimbursement for operations expense incurred on behalf of RMI IX, including without limitation, RMC's personnel and non-personnel costs incurred for qualifying business activities, including investor services, accounting, tax and data processing, postage and out-of-pocket general and administration expenses. In the three months ended March 31, 2023, RMC - at its sole discretion - collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income). The reimbursement of costs from RMC waived was approximately $131 thousand and $101 thousand in the three months ended March 31, 2023 and 2022, respectively.

The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $212 thousand and $187 thousand in the three months ended March 31, 2023 and 2022, respectively. The increase was primarily due to an increase in allocable costs period over period.

Professional Services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The increase in professional services of approximately $48 thousand for the three months ended March 31, 2023 compared to the same period in 2022 was due to (i) timing difference of services rendered partially as a result of prior year-end tasks completed in the three months ended March 31, 2023 and (ii) an increase in fees due to an outside contractor, offset in part by a decrease in legal fees due to reduced legal services and a decrease in audit fees.

Cash flows and liquidity

Cash flows by business activity for the three months ended March 31, 2023 and 2022 are presented in the following table ($ in thousands).

	2023	2022
Members’ capital
Earnings distributed to members, net of DRIP	$(326)	$(554)
Redemptions, net	—	(1,925)
O&O expenses repaid by RMC	15	34
Early withdrawal penalties	(1)	(3)
Cash – members’ capital, net	(312)	(2,448)

Borrowings
Line of credit borrowings (payments), net	(250)	(1,480)
Interest paid	(185)	(93)
Debt issuance costs paid	—	(57)
Cash – borrowings, net	(435)	(1,630)
Cash – members' capital and borrowings, net	(747)	(4,078)

Loan principal/advances/interest
Loans funded & advances, net	(6,200)	(999)
Principal collected	7,068	11,941
Loans transferred from related mortgage funds	(3,233)	—
Loans transferred to related mortgage fund	857	—
Interest received, net	1,535	1,581
Late fees	71	22
Cash – loans, net	98	12,545

Formation loan collected	52	123

Operations expense	(758)	(610)

Net change in cash	$(1,355)	$7,980
Cash, end of period	$3,700	$9,013

Member redemptions of approximately $1 million and March member distributions of approximately $156 thousand were paid out in April 2023, and are included in the balance sheet as payable to related parties as of March 31, 2023.

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

Contractual obligations and commitments

At March 31, 2023, the company had no construction or rehabilitation loans outstanding, no loan commitments pending, and no off-balance sheet arrangements as such arrangements are not permitted by the Operating Agreement. Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report presents detailed discussion of the company’s contractual obligations to RMC.

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

As a limited liability company, RMI IX does not have a board of directors, nor, therefore, do we have an audit committee of the board of directors. Thus, there is no conventional independent oversight of the company’s financial reporting process. The manager, however, provides the equivalent functions of a board of directors and of an audit committee for, among other things, the following purposes:

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the manager’s or company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2023, the company is not involved in any legal proceedings or governmental proceedings other than those that would be considered part of the normal course of business. In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes or protect or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the company (i.e., exceeding ten percent of the company’s consolidated current assets).

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

As of March 31, 2023, the gross proceeds from sales of units to our members under our DRIP pursuant to the May 9, 2019 Form S-3 Registration Statement (after May 9, 2019) was approximately $8.6, which proceeds are used for general corporate operations.

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

Item 3. Defaults Upon Senior Securities

There has been no material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within thirty (30) days relating to indebtedness of the company.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: May 22, 2023	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer)