Form 10-Q
period 2023-06-30
Redwood Mortgage Investors IX
filed 2023-08-21
CIK 1448038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

REDWOOD MORTGAGE INVESTORS IX, LLC

3

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC

Balance Sheets

June 30, 2023 and December 31, 2022 (unaudited)

($ in thousands)

	June 30,	December 31,
ASSETS	2023	2022
Cash, in banks	$131	$5,055
Loan payments in trust	15	94
Loans held for sale	1,000	—
Loans
Principal	69,976	72,533
Advances	19	19
Accrued interest	486	490
Prepaid interest	(383)	(254)
Loan balances secured by deeds of trust	70,098	72,788
Allowance for credit losses	(120)	(55)
Loan balances secured by deeds of trust, net	69,978	72,733

Debt issuance costs, net	21	36
Prepaid expenses	17	2
Promissory note from related party (Note 3)	3,300	—
Total assets	$74,462	$77,920

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable and accrued liabilities	$111	$109
Payable to related parties (Note 3)	71	254
Line of credit	7,491	9,900
Total liabilities	7,673	10,263

Commitments and contingencies (Note 6)

Members’ and manager’s capital, net	69,795	70,767
Receivable from manager (formation loan)	(3,006)	(3,110)
Members’ and manager’s capital, net of formation loan	66,789	67,657
Total liabilities and members’ capital	$74,462	$77,920

The accompanying notes are an integral part of these unaudited financial statements.

4

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Income

For the Three and Six Months Ended June 30, 2023 and 2022 (unaudited)

($ in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Interest income	$1,747	$1,536	$3,362	$3,157
Interest expense	(172)	(116)	(371)	(198)
Net interest income	1,575	1,420	2,991	2,959
Late fees	9	3	11	17
Gain on sale, loans	—	12	—	12
Total revenue, net	1,584	1,435	3,002	2,988

Provision for credit losses	—	—	—	—

Operations expense
Mortgage servicing fees to Redwood Mortgage Corp.	44	47	91	97
Asset management fees to Redwood Mortgage Corp.	128	138	255	276
Costs from Redwood Mortgage Corp., net (Note 3)	88	80	169	166
Professional services	234	131	545	394
Other	2	15	6	15
Total operations expense	496	411	1,066	948
Net income	$1,088	$1,024	$1,936	$2,040

Net income
Members (99%)	$1,077	$1,014	$1,917	$2,020
Manager (1%)	11	10	19	20
	$1,088	$1,024	$1,936	$2,040

The accompanying notes are an integral part of these unaudited financial statements.

5

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Changes in Members’ and Manager’s Capital

For the Three Months Ended June 30, 2023 (unaudited)

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at March 31, 2023	$70,995	$81	$(964)	$70,112
Net income	1,077	11	—	1,088
Earnings distributed to members	(869)	(11)	—	(880)
Earnings distributed used in DRIP	385	—	—	385
Members’ redemptions	(923)	—	—	(923)
Organization and offering expenses allocated	(64)	—	64	—
Organization and offering expenses repaid by RMC	—	—	13	13
Balance at June 30, 2023	$70,601	$81	$(887)	$69,795

For the Six Months Ended June 30, 2023 (unaudited)

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at December 31, 2022	$71,730	$82	$(1,045)	$70,767
Adoption of ASC 326	(6)	(1)	—	(7)
Balance at January 1, 2023	71,724	81	(1,045)	70,760
Net income	1,917	19	—	1,936
Earnings distributed to members	(1,772)	(19)	—	(1,791)
Earnings distributed used in DRIP	813	—	—	813
Members’ redemptions	(1,951)	—	—	(1,951)
Organization and offering expenses allocated	(130)	—	130	—
Organization and offering expenses repaid by RMC	—	—	28	28
Balance at June 30, 2023	$70,601	$81	$(887)	$69,795

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

7

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Six Months Ended June 30, 2023 and 2022 (unaudited)

($ in thousands)

	Six Months Ended June 30,
	2023	2022
Operations
Interest income received	$3,553	$2,872
Interest expense paid	(365)	(179)
Late fees and other loan income	88	3
Operations expense	(1,270)	(971)
Total cash provided by operations	2,006	1,725
Investing
Loans funded	(18,003)	(12,190)
Principal collected	22,097	16,459
Loans transferred from related mortgage funds	(3,393)	(996)
Loans transferred to related mortgage fund	857	—
Loans sold to non-affiliate	—	984
Advances collected	—	1
Promissory note funded to related party	(3,300)	(1,000)
Promissory note repaid by related party	—	1,000
Total cash (used in) provided by investing	(1,742)	4,258
Financing
Members’ and manager's capital
Distributions to members and manager
Earnings distributed, net of DRIP	(960)	(1,092)
Redemptions, net of early withdrawal penalties (Note 3)	(1,950)	(3,373)
Total distributions to members and manager	(2,910)	(4,465)
Organization and offering expenses repaid by RMC, net	28	58
Early withdrawal penalties	(1)	(3)
Cash used in members' and manager's capital	(2,883)	(4,410)
Line of credit
Advances	—	9,900
Repayments	(2,409)	(8,480)
Debt issuance costs	—	(57)
Cash (used in) provided by line of credit	(2,409)	1,363
Formation loan collected	104	174
Total cash used in financing	(5,188)	(2,873)
Net (decrease) increase in cash	(4,924)	3,110
Cash, beginning of period	5,055	1,033
Cash, end of period	$131	$4,143

Non-cash investing activities for the six months ended June 30, 2023 include loans transferred to held for sale of $1.0 million.

Non-cash financing activities for the six months ended June 30, 2023 and 2022 include earnings distributed to the dividend reinvestment plan of $813 thousand and $1.0 million, respectively.

The accompanying notes are an integral part of these unaudited financial statements.

8

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Six Months Ended June 30, 2023 and 2022 (unaudited)

($ in thousands)

	Six Months Ended June 30,
Reconciliation of net income to total cash provided by operations	2023	2022
Net income	$1,936	$2,040
Adjustments to reconcile net income to total cash provided by operations
Gain on sale, loans	—	(12)
Amortization of debt issuance costs	15	21
Change in operating assets and liabilities
Loan payments in trust	77	(14)
Accrued interest	62	(86)
Prepaid interest	129	(199)
Prepaid expenses	(14)	19
Accounts payable and accrued liabilities	(16)	1
Payable to related parties	(183)	(45)
Total adjustments	70	(315)
Total cash provided by operations	$2,006	$1,725

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2023 (unaudited)

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

In the opinion of management of RMC, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly and accurately the financial information included therein. These unaudited financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results to be expected for the full year.

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

June 30, 2023 (unaudited)

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

In May 2019, the company filed a Registration Statement on Form S-3 with the SEC (SEC File No. 333-231333) that went effective May 9, 2019, to offer up to 15,000,000 units ($15 million) to members of record as of April 30, 2019 who had previously elected to participate in the DRIP or who later provide written notice to the manager electing to participate in the DRIP, in those states in which approval has been obtained. As of June 30, 2023, the aggregate gross proceeds from sales of units to members under the company's DRIP pursuant to the May 2019 Form S-3 Registration Statement is approximately $8.9 million.

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

June 30, 2023 (unaudited)

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

Pursuant to the Operating Agreement, the company will not, in any calendar year, redeem more than five percent (5%) of the weighted average number of units outstanding during the twelve-month period immediately prior to the date of the redemption; however, the manager may, but is not required to, waive this limitation if it deems it in the best interest of the company. In the event unit withdrawal requests exceed 5% in any calendar year, and are held by the company, units will be redeemed in the order of priority provided in the Operating Agreement. The manager may, in its sole discretion, waive any applicable holding periods or penalties in the event of the death of a member or other exigent circumstances or if the manager believes such wavier is in the best interests of the company. For members’ capital redemption requests received in 2023 and ongoing, the manager intends to strictly adhere to the quarterly and annual members’ capital redemption limitations as described in the company’s Operating Agreement. The manager has no present intention to exercise its discretionary power to waive or modify the enforcement of the annual redemptions limitation in the foreseeable future.

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

June 30, 2023 (unaudited)

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

June 30, 2023 (unaudited)

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

Loans with a payment in arrears continue to recognize interest income as long as the loan is in the process of collection with the borrower and is considered to be well-secured. Loans are generally placed on non-accrual status if management determines that the primary source of repayment will come from the foreclosure and subsequent sale of the collateral securing the loan (i.e., a notice of sale is filed and/or when the borrower files for bankruptcy) or when the loan is no longer considered well-secured (i.e., the LTV for the loan based on the estimated net realizable value of the collateral and the total principal, advances and accrued interest (at the note rate) is at or greater than eighty percent (80%), seventy-five percent (75%) for lands outside of metropolitan areas). When a loan is placed on non-accrual status, the accrual of interest is discontinued – beginning with the then current month - for accounting purposes only; however, previously recorded interest is not reversed. A loan may return to accrual status when all delinquent loan payments are cured and the loan becomes current in accordance with the terms of the loan agreement. In periods prior to January 1, 2023, loans were placed on non-accrual status if 180 days delinquent or earlier if management determined that the primary source of repayment would come from the foreclosure and subsequent sale of the collateral securing the loan (which usually occurs when a notice of sale is filed) or when the loan was no longer considered well-secured.

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

The company funds loans with the intent to hold the loans until maturity. From time to time the company may sell certain loans when the manager determines it to be in the best interest of the company. Loans are classified as held-for-sale once a decision has been made to sell loans and the loans held-for-sale have been identified. Loans classified as held-for-sale are carried at the lower of cost or fair value.

As of June 30, 2023, the company has one loan classified as held-for-sale. The loan with a principal of $1 million (LTV 52.6%) is secured by a commercial property located in Texas (Denton County), bears an interest rate of 9.5% and matures on July 1, 2025. The loan was sold on July 14, 2023, to an unaffiliated bank for the amount owed on the note plus a premium, resulting in a gain of approximately $10 thousand.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2023 (unaudited)

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

The limited number of loans and the short terms for which the loans are written enable a loan-by-loan analysis to determine the risk of loss. The primary determinate in the analysis is the LTV, and consideration of lien position of deed of trust. The analysis also considered the vintage in which the secured loans originated. The ultimate collectability of the amounts owed is reliant on the estimation of the current fair value of the real property collateral and the time to maturity. Further there is no evidence, nor any indication in the analysis, that the ultimate collectability of the amounts owed fluctuates with the time on file or vintage. Such considerations are consistent with the ‘no-credit-losses’ experience of the company over the preceding 5+ years.

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

None at June 30, 2023 are applicable to the company.

NOTE 3 – MANAGER AND OTHER RELATED PARTIES

The Operating Agreement provides for compensation to the manager and for the reimbursement of qualifying costs as detailed below. RMC is entitled to 1% of the net income or loss of the company. RMC – at its sole discretion – collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income), which increased the net income, cash available for distribution, and the net-distribution rate. The cost-reimbursement waivers in the three and six months ended June 30, 2023 and 2022, by RMC were not made for the purpose of providing RMI IX with sufficient funds to satisfy any required level of distributions, as the Operating Agreement has no such required level of distributions, nor to meet withdrawal requests.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2023 (unaudited)

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

The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $206 thousand and $183 thousand in the three months ended June 30, 2023 and 2022, respectively, and $418 thousand and $370 thousand in the six months ended June 30, 2023 and 2022, respectively. The reimbursement of costs waived by RMC was approximately $118 thousand and $103 thousand in the three months ended June 30, 2023 and 2022, respectively, and $249 thousand and $204 thousand in the six months ended June 30, 2023 and 2022, respectively. Total costs reimbursed to RMC by RMI IX were approximately $88 thousand and $80 thousand in the three months ended June 30, 2023 and 2022, respectively, and $169 thousand and $166 thousand in the six months ended June 30, 2023 and 2022, respectively.

Loan administrative fees

The manager is entitled to receive a loan administrative fee of up to one percent (1%) of the principal amount of each new loan funded or acquired for services rendered in connection with the selection and underwriting of loans payable upon the closing or acquisition of each loan. Since August 2015, RMC, at its sole discretion, has waived loan administrative fees on new originations. The total amount of loan administrative fees waived was approximately $118 thousand and $112 thousand in the three months ended June 30, 2023 and 2022, respectively, and $180 thousand and $122 thousand in the six months ended June 30, 2023 and 2022, respectively.

Commissions and fees paid by the borrowers to RMC

-
Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation and negotiation of loans (including extensions), RMC may collect a loan brokerage commission that is expected to range from approximately 1.5% to 5% of the principal amount of each loan made during the year. Total loan brokerage commissions are limited to an amount not to exceed 4% of the total company assets per year. The loan brokerage commissions are paid by the borrowers to RMC, and thus are not an expense of the company. Loan brokerage commissions paid by the borrowers to RMC approximated $313 thousand and $248 thousand for the three months ended June 30, 2023 and 2022, respectively, and $468 thousand and $261 thousand for the six months ended June 30, 2023 and 2022, respectively.

-
Other fees

RMC receives fees for processing, notary, document preparation, credit investigation, reconveyance and other mortgage related fees. The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the company.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2023 (unaudited)

Formation loan

Commissions for unit sales to new members paid to broker-dealers (“B/D sales commissions”) and premiums paid to certain investors upon the purchase of units were paid by RMC and were not paid directly by RMI IX out of unit-sales proceeds. Instead, RMI IX advanced to RMC amounts sufficient to pay the B/D sales commissions and premiums to be paid to investors. Such advances in total were not to exceed seven percent (7%) of offering proceeds. The receivable arising from the advances is unsecured and non-interest bearing and is referred to as the “formation loan.” When offerings of units to new members ended on April 30, 2019, such advances totaled $5.6 million, of which $3.0 million remains outstanding at June 30, 2023.

Formation loan transactions for the six months ended June 30 are presented in the following table ($ in thousands).

	2023	2022
Balance, January 1	$3,110	$3,388
Payments received from RMC	(104)	(174)
Balance, June 30	$3,006	$3,214

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

Redemptions of members’ capital

Redemptions of members’ capital for the three and six months ended June 30 are presented in the following table ($ in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
Redemptions	2023	2022	2023	2022
Without penalty	$920	$1,449	$1,929	$3,265
With penalty	4	—	22	111
Total	$924	$1,449	$1,951	$3,376
Early withdrawal penalties	$—	$—	$1	$3

For members’ capital redemption requests received in 2023 and ongoing, the manager intends to strictly adhere to the quarterly and annual members’ capital redemption limitations as described in the company’s Operating Agreement. Pursuant to the Operating Agreement, unless waived by the manager, the company will not redeem in any calendar year more than five percent (5.0%) and in any calendar quarter one and one-quarter percent (1.25%) of the weighted average number of units outstanding in the twelve (12) month period immediately prior to the date of redemption. The manager has no present intention to exercise its discretionary power to waive or modify the enforcement of the annual redemptions limitation in the foreseeable future.

Eligible redemption requests for June 30, 2023 approximated $6.2 million, of which $1.4 million was eligible but unpaid at March 31, 2023, and $4.8 million was from new redemption requests received in the quarter ended March 31, 2023. Pursuant to the 1.25% quarterly limitation, the June 30, 2023 redemption was limited to $924 thousand.

Accordingly, the eligible redemption requests were honored in the following order of priority:

•
first, to redemptions upon the death of a member, which totaled $67 thousand at June 30, 2023; and
•
next, to all other eligible redemption requests of approximately $857 thousand or twenty-four percent (24%) of eligible redemption requests scheduled, honored on a pro rata basis.

Therefore, eligible but unpaid redemptions at June 30, 2023 were $5.3 million. Additionally, new redemption requests received for the quarter ended June 30, 2023, which are eligible to be paid beginning September 30, 2023 were $4.5 million.

Members’ capital redemption requests received in 2022, but not fully paid by December 31, 2022 were approximately $232 thousand, of which $157 thousand were paid at June 30, 2023. The company expects to pay the remaining balance in August 2023.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2023 (unaudited)

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

The O&O expenses incurred by RMI IX are allocated to the members as follows – for each of forty (40) calendar quarters or portion thereof after December 31, 2015 that a member holds units (other than DRIP units), the O&O expenses incurred by RMI IX are allocated to and debited from that member’s capital account in an annual amount equal to 0.45% of the member’s original purchase price for those units, in equal quarterly installments of 0.1125% each commencing with the later of the first calendar quarter of 2016 or the first full calendar quarter after a member’s purchase of units, and continuing through 40 calendar quarters or the quarter in which such units are redeemed.

Unallocated O&O transactions for the six months ended June 30 are summarized in the following table ($ in thousands).

	2023	2022
Balance, January 1	$1,045	$1,458
O&O expenses allocated	(130)	(144)
O&O expenses paid by RMC(1)	(28)	(58)
Balance, June 30	$887	$1,256

(1)
RMC is obligated per the Operating Agreement to repay RMI IX for the amount of unallocated O&O expenses attributed to a member’s capital account if the member redeems prior to the 40 quarterly allocations. RMC estimated its future obligation to repay unallocated O&O expenses on scheduled redemptions as of June 30, 2023, to be approximately $12 thousand.

Other related party transactions

-
Payable to/receivable from related parties

From time to time, in the normal course of business operations, the company may have payables to and/or receivables from related parties. At June 30, 2023, the payable to related parties balance of approximately $71 thousand consisted primarily of accounts payable to the manager of approximately $52 thousand and accounts payable to related funds of approximately $19 thousand. There were no receivables from related parties at June 30, 2023. The related party transactions were settled in July 2023.

At December 31, 2022, the payable to related party balance of approximately $254 thousand consisted of accounts payable of approximately $192 thousand to the manager and $62 thousand to a related mortgage fund. The related party transactions were settled in March 2023.

-
Loan transactions with related parties

In the ordinary course of business, performing loans may be transferred by executed assignment, in-part or in-full, between the RMC managed mortgage funds at par value, which approximates market value.

In the six months ended June 30, 2023, related mortgage funds transferred to RMI IX four loans with aggregate principal of approximately $3.4 million in-full at par value, which approximates fair value. RMI IX paid cash for the loans and the related mortgage funds have no continuing obligation or involvement with the loans.

In the six months ended June 30, 2023, RMI IX transferred to a related mortgage fund two loans with aggregate principal of approximately $857 thousand in-full at par value, which approximates fair value. The related mortgage fund paid cash for the loans and RMI IX has no continuing obligation or involvement with the loans.

In the six months ended June 30, 2022, a related mortgage fund transferred to RMI IX one performing loan with aggregate principal of approximately $996 thousand in-full at par value, which approximates fair value. RMI IX paid cash for the loan and the related mortgage fund has no continuing obligation or involvement with the loan. No loans were transferred to related mortgage funds in the six months ended June 30, 2022.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2023 (unaudited)

-
Promissory note funded to/repaid by related parties

On June 29, 2023, the company lent $3.3 million to a related mortgage fund secured by the net cash flow payable on three mortgage loans totaling approximately $7.5 million which have contractual maturities before October 1, 2023. Interest on the loan accrues at 8.75% per annum on the three pledged mortgage loans through a term ending on the earlier of (i) the payoff of pledged loans; and (ii) October 1, 2023. The promissory note receivable from the related fund is secured by all proceeds payable to the related fund upon the payoff or repayment of the loans net of any amounts outstanding by the related fund on its line of credit secured by the loans.

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years. Loans acquired are generally done so within the first six months of origination and are purchased at par value, which approximates fair value. See Note 3 (Manager and Other Related Parties) for a description of loans transferred by executed assignments between the related mortgage funds.

The company’s loans are secured by real estate in coastal California metropolitan areas. The portfolio segments are first and second trust deeds mortgages and the key credit quality indicator is the LTV. First mortgages are predominant, but second lien deeds of trust are not infrequent nor insignificant. First-mortgage loans comprised 82% of the portfolio at June 30, 2023 (82% at December 31, 2022).

Secured loans unpaid principal balance (principal)

Secured loan transactions for the three and six months ended June 30, 2023 are summarized in the following table ($ in thousands).

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Total	First Trust Deeds	Second Trust Deeds	Total	First Trust Deeds	Second Trust Deeds
Principal, beginning of period(1)	$74,041	$59,759	$14,282	$72,533	$59,250	$13,283
Loans funded	11,803	8,303	3,500	18,003	14,503	3,500
Principal collected(2)	(15,028)	(10,159)	(4,869)	(22,096)	(16,439)	(5,657)
Loans transferred to held for sale	(1,000)	(1,000)	—	(1,000)	(1,000)	—
Loans transferred from related mortgage funds	160	160	—	3,393	1,461	1,932
Loans transferred to related mortgage fund	—	—	—	(857)	(712)	(145)
Principal, end of period	$69,976	$57,063	$12,913	$69,976	$57,063	$12,913

(1)
On January 1, 2023 one loan with a principal balance of $247 thousand was re-categorized as a second trust deed. Prior to January 1, 2023 the loan was categorized as a first trust deed.
(2)
Includes principal collected and held in trust at June 30, 2023 of approximately $2 thousand offset by principal collected and held in trust at December 31, 2022 of approximately $3 thousand which was disbursed to the company in January 2023.

During the three and six months ended June 30, 2023, the company extended two and five maturing loans with aggregated principal of approximately $5.5 million and $13.8 million respectively, which are not included in the transactions shown in the table above. The loans have an average extension period of approximately 9 months, and were current and deemed well collateralized (i.e., the LTV for the collateral was within lending guidelines). Interest rates charged to borrowers may be adjusted in conjunction with the loan extensions to reflect current market conditions (in 2023, one extension included rate increases). These loan extensions are made not to forestall collection of a distressed nor an insufficiently collateralized debt from a borrower experiencing financial difficulties, but rather to provide – for an extension fee paid to RMC by the borrower – the additional time and flexibility to pursue opportunities to optimize the performance of the borrower’s real-property investment. These opportunities may include expected lower-than-current long-term interest rates at the completion of the extension term and/or expected higher than current rents or sale prices, resulting from either improved market conditions or improved physical condition and/or financial performance of the property.

As of June 30, 2023, there were no commitments to lend outstanding and no construction or rehabilitation loans outstanding.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2023 (unaudited)

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	June 30,	December 31,
	2023	2022
Number of secured loans	48	45
First trust deeds	35	30
Second trust deeds	13	15

Secured loans – principal	$69,976	$72,533
First trust deeds	$57,063	$59,497
Second trust deeds	$12,913	$13,036

Secured loans – lowest interest rate (fixed)	7.0%	6.8%
Secured loans – highest interest rate (fixed)	11.5%	11.0%

Average secured loan – principal	$1,458	$1,612
Average principal as percent of total principal	2.1%	2.2%
Average principal as percent of members’ and manager's capital, net	2.1%	2.3%
Average principal as percent of total assets	2.0%	2.1%

Largest secured loan – principal	$6,200	$6,735
Largest principal as percent of total principal	8.9%	9.3%
Largest principal as percent of members’ and manager's capital, net	8.9%	9.5%
Largest principal as percent of total assets	8.3%	8.6%

Smallest secured loan – principal	$161	$146
Smallest principal as percent of total principal	0.2%	0.2%
Smallest principal as percent of members’ and manager's capital, net	0.2%	0.2%
Smallest principal as percent of total assets	0.2%	0.2%

Number of California counties where security is located	14	11
Largest percentage of principal in one California county	18.5%	26.3%

Number of secured loans with prepaid interest	4	1
Prepaid interest	$383	$254

As of June 30, 2023, 28 loans with principal of approximately $49.8 million provide for monthly payments of interest only, with the principal due at maturity, and 20 loans with principal of approximately $20.2 million (representing 29% of the aggregate principal of the company’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal due at maturity.

As of June 30, 2023, there were 13 loans in second lien position. The aggregate principal of these loans was approximately $12.9 million and the weighted average LTV at loan closing was 61.10%. All but one loan in second lien position was performing as of June 30, 2023. The loan has principal outstanding of $650 thousand (LTV 73.1%), is secured by a multifamily property located in Los Angeles county, bears an interest rate of 9.990% and matured on June 1, 2023.

As of June 30, 2023, the company's largest loan with principal of $6.2 million (LTV 47.9%) is secured by an industrial property located in San Diego County, bears an interest rate of 10.500% and matures on February 1, 2024.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2023 (unaudited)

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	June 30, 2023			December 31, 2022
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(3)	21	$20,299	29%	21	$25,360	35%
Commercial	19	35,289	50	17	34,386	47
Multi-family	6	8,708	13	6	11,287	16
Land	2	5,680	8	1	1,500	2
Total principal, secured loans	48	$69,976	100%	45	$72,533	100%

(3)
Single family includes 1-4 unit residential buildings, condominium units, townhouses and condominium complexes. At June 30, 2023, single family consists of 6 loans with aggregate principal of approximately $3.5 million that are owner occupied and 15 loans with principal of approximately $16.8 million that are non-owner occupied. At December 31, 2022, single family property type consisted of 10 loans with principal of approximately $11.6 million that are owner occupied and 11 loans with principal of approximately $13.8 million that are non-owner occupied.

Lien position/LTV at origination

At funding, secured loans had the lien positions presented in the following table ($ in thousands).

	June 30, 2023			December 31, 2022
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	35	$57,063	82%	30	$59,497	82%
Second trust deeds	13	12,913	18	15	13,036	18
Total principal, secured loans	48	69,976	100%	45	72,533	100%
Liens due other lenders at loan closing		30,220			36,544
Total debt		$100,196			$109,077
Appraised property value at loan closing		$194,172			$195,261
LTV (weighted average) at loan closing		55.0%			58.3%

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2023 (unaudited)

Distribution of secured loans - principal by California counties

The distribution of secured loans within California by counties is presented in the following table ($ in thousands).

	June 30, 2023		December 31, 2022
	Principal	Percent	Principal	Percent
San Francisco Bay Area(4)
San Francisco	$12,912	18.5%	$13,801	19.0%
San Mateo	11,071	15.8	13,054	18.0
Santa Clara	12,391	17.7	19,042	26.3
Alameda	4,599	6.6	6,062	8.4
Contra Costa	—	0.0	1,000	1.4
Napa	642	0.9	644	0.9
Solano	185	0.2	—	0.0
Marin	400	0.6	—	0.0
	42,200	60.3	53,603	74.0
Other Northern California
Placer	1,500	2.1	1,500	2.1
Tehama	405	0.6	405	0.5
Sacramento	553	0.8	—	0.0
	2,458	3.5	1,905	2.6
Northern California Total	44,658	63.8	55,508	76.6
Southern California
Los Angeles	4,452	6.4	3,512	4.8
Orange	8,194	11.7	6,809	9.4
San Diego	10,772	15.4	6,704	9.2
Riverside	1,900	2.7	—	0.0
Southern California Total	25,318	36.2	17,025	23.4
Total principal, secured loans	$69,976	100.0%	$72,533	100.0%

(4)
Includes Silicon Valley

Scheduled maturities/Secured loans-principal

Secured loans scheduled to mature in periods as of and after June 30, 2023, are presented in the following table ($ in thousands).

				First Trust Deeds		Second Trust Deeds
	Loans	Principal	Percent	Loans	Principal	Loans	Principal
2023 (scheduled to mature after June 30)	9	$15,387	21%	6	$12,025	3	$3,362
2024	19	35,737	51	14	30,919	5	4,818
2025	7	10,426	15	4	6,940	3	3,486
2026	2	585	1	2	585	—	—
2027	3	1,922	3	2	1,325	1	597
Thereafter	4	1,677	3	4	1,677	—	—
Total scheduled maturities	44	65,734	94	32	53,471	12	12,263
Matured(5)	4	4,242	6	3	3,592	1	650
Total principal, secured loans	48	$69,976	100%	35	$57,063	13	$12,913

(5)
See Delinquency/Secured loans with payments in arrears below for additional information on matured loans.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2023 (unaudited)

Scheduled maturities are presented based on the most recent in-effect agreement with the borrower, including forbearance agreements. As a result, matured loans at June 30, 2023, for the scheduled maturities table above may differ from the same captions in the tables of delinquencies and payment in arrears presented below that do not consider forbearance agreements. For matured loans, the company may continue to accept payments while pursuing collection of principal or while negotiating an extension of the maturity date.

Delinquency/Secured loans

Secured loans principal summarized by payment-delinquency status are presented in the following table ($ in thousands).

	June 30, 2023		December 31, 2022
	Loans	Principal	Loans	Principal
Current	42	$64,339	40	$64,423
Past Due
30-89 days	3	1,912	1	4,940
90-179 days	1	1,235	2	1,681
180 or more days	2	2,490	2	1,489
Total past due	6	5,637	5	8,110
Total principal, secured loans	48	$69,976	45	$72,533

At June 30, 2023 and December 31, 2022, there was one loan with a forbearance agreement in effect with principal of $990 thousand, included in the table above as 180 or more days delinquent. Five of the six loans past due at June 30, 2023 were in first lien position and had principal payments in arrears of approximately $3.6 million. One loan past due at June 30, 2023 was in second lien position and had principal payments in arrears of approximately $650 thousand.

Delinquency/Secured loans with payments in arrears

Payments in arrears for secured loans (6 loans) at June 30, 2023 are presented in the following tables ($ in thousands).

	Loans		Principal		Interest(6)
At June 30, 2023	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	2	1	$1,507	$—	$—	$3	$1,510
90-179 days (4-6 payments)	1	—	1,235	—	—	—	1,235
180 or more days (more than 6 payments)	1	1	1,500	—	11	48	1,559
Total past due	4	2	$4,242	$—	$11	$51	$4,304

(6)
June 2023 interest is due July 1, 2023 and is not included in the payments in arrears at June 30, 2023.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2023 (unaudited)

Secured loans with payments in arrears, principal by LTV and lien position at June 30, 2023 are presented in the following table ($ in thousands). The LTVs shown in this table use the appraisals at origination of the loans.

	Secured loans with payments in arrears, principal
LTV(7)	First trust deeds	Percent(8)	Second trust deeds	Percent(8)	Total principal	Percent(8)
<40%	$—	0.0%	$—	0.0%	$—	0.0%
40-49%	1,500	2.1	—	0.0	1,500	2.1
50-59%	405	0.6	—	0.0	405	0.6
60-69%	2,092	3.0	—	0.0	2,092	3.0
Subtotal <70%	3,997	5.7	—	0.0	3,997	5.7

70-79%	990	1.4	650	0.9	1,640	2.3
Subtotal <80%	4,987	7.1	650	0.9	5,637	8.0

≥80%	—	0.0	—	0	—	0.0

Total	$4,987	7.1%	$650	0.9%	$5,637	8.0%

(7)
LTV classifications in the table above are based on principal, advances and interest unpaid at June 30, 2023.
(8)
Percent of total principal, secured loans ($70 million) at June 30, 2023.

Non-accrual status/Secured loans

Secured loans in non-accrual status are summarized in the following table ($ in thousands).

	June 30, 2023	December 31, 2022
Number of loans	none	2
Principal		$1,489
Advances		1
Accrued interest(9)		4
Total recorded investment		$1,494
Foregone interest		$58

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

Provision/allowance for credit losses

Activity in the allowance for credit losses for the six months ended June 30 are presented in the following table ($ in thousands).

	2023			2022
	Principal and Advances	Interest	Total	Principal and Advances	Interest	Total
Balance, December 31	$30	$25	$55	$30	$25	$55
Adoption of ASC 326 (CECL)	30	35	65	—	—	—
Balance, January 1	60	60	120	30	25	55
Provision for (Recovery of) loan losses	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—
Balance, June 30	$60	$60	$120	$30	$25	$55

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2023 (unaudited)

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

In conjunction with the adoption of ASC 326 (CECL), the company recognized a cumulative-effect adjustment (with a decrease to members’ and manager's capital) of $65 thousand to the allowance for credit losses to recognize lifetime expected credit losses for secured loans at December 31, 2022. The limited number of loans and the short terms for which the loans are written enabled the manager to do a loan-by-loan analysis to determine the risk of loss. Beginning in 2023, the analysis is updated quarterly with any change to the expected credit losses recognized in the period.

The analysis includes projecting the outstanding principal for loans – individually and in total, by lien position – until maturity to determine the count, amount and weighted average LTV of the loans for future quarters and year ends.

				First Trust Deeds			Second Trust Deeds
	Loans	Principal	LTV	Loans	Principal	LTV	Loans	Principal	LTV
2023(10)	35	$50,347	55.5%	26	$41,446	54.6%	9	$8,901	59.4%
2024	16	14,610	52.8	12	10,527	51.0	4	4,083	57.4
2025	9	4,184	55.1	8	3,587	55.0	1	597	55.4
2026	7	3,599	56.6	6	3,002	56.9	1	597	55.4
2027	4	1,677	52.9	4	1,677	52.9	—	—	0.0
2028	2	507	50.6	2	507	50.6	—	—	0.0
2033	1	222	37.9	1	222	37.9	—	—	0.0
2035	—	—	0.0	—	—	0.0	—	—	0.0

(10)
At June 30, 2023, there were four loans past maturity with aggregate principal of $4.2 million which are not included in the table above.
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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2023 (unaudited)

In performing the analysis, the manager considered the vintages in which the secured loans originated. The ultimate collectability of the amounts owed is reliant on the estimation of the current fair value of the real property collateral and the time to maturity. Further there is no evidence, nor any indication in the analysis, that the ultimate collectability of the amounts owed fluctuates with the time on file or vintage. Such considerations are consistent with the ‘no-credit-losses’ experience of the company over the preceding 5+ years. The LTVs shown in this table use the appraisals at origination of the loans.

	Secured loans, principal
LTV(11)	First trust deeds	Percent	Count	Second trust deeds	Percent	Count	Total principal	Percent
<40%	$6,140	8.8%	8	$—	0.0%	0	$6,140	8.8%
40-49%	24,234	34.6	10	3,500	5.0	2	27,734	39.6
50-59%	7,013	10.0	3	843	1.2	2	7,856	11.2
60-69%	16,045	22.9	11	3,971	5.7	3	20,016	28.6
Subtotal <70%	53,432	76.3	32	8,314	11.9	7	61,746	88.2

70-79%	1,632	2.3	2	4,598	6.6	6	6,230	8.9
Subtotal <80%	55,064	78.6	34	12,912	18.5	13	67,976	97.1

≥80%	2,000	2.9	1	—	0.0	—	2,000	2.9

Total	$57,064	81.5%	35	$12,912	18.5%	13	$69,976	100.0%

(11)
LTV classifications in the table above are based on principal, advances and interest unpaid at June 30, 2023.

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

June 30, 2023 (unaudited)

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
NOTE 5 – LINE OF CREDIT

Activity involving the line of credit during the six months ended June 30 is presented in the following table ($ in thousands).

	2023	2022
Balance, January 1,	$9,900	$8,480
Draws	—	9,900
Repayments	(2,409)	(8,480)
Balance, June 30,	$7,491	$9,900
Line of credit - average daily balance	$8,898	$7,035

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

June 30, 2023 (unaudited)

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

If the company does not maintain the required compensating balance with a minimum daily average of $1.0 million for the calendar quarter, the interest rate automatically increases by one-quarter of one percent (0.25%) above that rate which would otherwise be applicable for the next calendar quarter retroactive to the beginning of the calendar quarter in which the compensating balance is not maintained. At June 30, 2023, the interest rate was eight and thirty eight one-hundredths percent (8.38%).

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

At June 30, 2023 and December 31, 2022, aggregate principal of pledged loans was approximately $14.8 million and $24.5 million, respectively, with a maximum allowed advance thereon of approximately $10 million, subject to the borrowing base calculation.

The debt issuance costs from the original credit agreement were fully amortized in March 2022. Debt issuance costs of approximately $57 thousand from the modification agreement are being amortized over the two-year term of the modification agreement. Amortized debt issuance costs included in interest expense approximated $7 thousand for the three months ended June 30, 2023 and 2022, and $15 thousand and $21 thousand for the six months ended June 30, 2023 and 2022, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

Commitments

Note 3 (Manager and Other Related Parties) presents a detailed discussion of the company’s contractual obligations to RMC and scheduled redemptions of members’ capital at June 30, 2023.

Legal proceedings

As of June 30, 2023, the company is not involved in any legal proceedings or governmental proceedings other than those that would be considered part of the normal course of business. In the normal course of its business, the company may become involved in legal proceedings (such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc.) to collect the debt owed under the promissory notes, to enforce the provisions of the deeds of trust, to protect its interest in the real property subject to the deeds of trust and to resolve disputes with borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the company (i.e., exceeding ten percent of the company’s consolidated current assets).

NOTE 7 – SUBSEQUENT EVENTS

The manager evaluated events occurring subsequent to June 30, 2023 and determined that there were no events or transactions occurring during this reporting period that require recognition or disclosure in the unaudited financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (or SEC). The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operations results to be expected for the full year.

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

For members’ capital redemption requests received in 2023 and ongoing, the manager intends to strictly adhere to the quarterly and annual members’ capital redemption limitations as described in the company’s Operating Agreement. See Results of Operations, Redemptions of members’ capital included below in Item 2 of this report for a detailed presentation on capital redemption limitations.

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

In conjunction with the adoption of CECL, the company changed it guidelines for non-accrual status and recognized a cumulative-effect adjustment with a net decrease to members’ and manager's capital of $7 thousand, consisting of an increase to the allowance for credit losses of $65 thousand to recognize lifetime expected credit losses for secured loans at December 31, 2022, and the recognition of $58 thousand of previously foregone interest for loans designated non-accrual at December 31, 2022. The limited number of loans and the short terms for which the loans are written enabled the manager to do a loan-by-loan analysis to determine the risk of loss. Beginning in 2023, the analysis is updated quarterly with any change to the expected credit losses recognized in the period.

There is no future period covered in the analysis – nor is there any individual loan – in which a real estate market decline in values (likely to occur) would be sufficient to offset the substantial protective equity in the secured-loan portfolio (and in the individual loans) sufficient to put at risk collection of amounts owed under the notes, secured by the deeds of trust. In arriving at the determination, the manager consulted a range of banking/industry and academic studies and forecasts.

In performing the analysis, the manager considered the vintages in which the secured loans originated. The ultimate collectability of the amounts owed is reliant on the estimation of the current fair value of the real property collateral and the time to maturity. Further there is no evidence, nor any indication in the analysis, that the ultimate collectability of the amounts owed fluctuates with the time on file or vintage. Such considerations are consistent with the ‘no-credit-losses’ experience of the company over the preceding 5+ years.

Loans on non-accrual status

Loans are generally placed on non-accrual status if management determines that the primary source of repayment will come from the foreclosure and subsequent sale of the collateral securing the loan (i.e., a notice of sale is filed and/or when the borrower files for bankruptcy) or when the loan is no longer considered well-secured (i.e., the LTV for the loan based on the estimated net realizable value of the collateral and the total owing of principal, advances and accrued interest (at the note rate) is at or greater than eighty percent (80%), seventy-five percent (75%) for lands outside of metropolitan areas).

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

Results of Operations

The following discussion describes our results of operations for the three and six months ended June 30, 2023.

Key Performance Indicators

Key performance indicators as of and for the six months ended June 30 are presented in the following tables ($ in thousands).

	2023	2022
Members’ capital, gross – end of period balance	$70,601	$75,620
Members’ capital, gross – average daily balance	$71,673	$77,141

Member redemptions(1)	$1,951	$3,376

Secured loans principal – end of period balance	$69,976	$76,900
Secured loans principal – average daily balance	$73,289	$76,689

Number of first trust deeds	35	37
Principal – first trust deeds	$57,063	$64,416
Weighted average LTV – first trust deeds(2)	61.1%	58.3%

Number of second trust deeds	13	14
Principal – second trust deeds	$12,913	$12,484
Weighted average LTV – second trust deeds(2)	53.6%	41.3%

Interest income	$3,362	$3,157
Portfolio interest rate(3)	8.8%	8.2%
Effective yield rate(4)	9.2%	8.2%

Line of credit – end of period balance	$7,491	$9,900
Line of credit – average daily balance(5)	$8,898	$7,035

Interest expense	$371	$198
Interest rate – line of credit(5)	8.0%	5.0%

Provision for (recovery of) loan losses	$—	$—

Total operations expense(9)	$1,066	$948

Net income(9)	$1,936	$2,040
Percent of average members’ capital(6)(7)	5.3%	5.2%

Member distributions	$1,772	$2,105
Percent of average members’ capital(6)(8)	4.9%	5.5%

(1)
Eligible redemption requests scheduled but not paid at June 30, 2023 of approximately $2.6 million are carried forward to subsequent quarters until paid. At June 30, 2023, scheduled redemptions of members’ capital were approximately $6.2 million. (Scheduled redemptions of members' capital were $1.2 million as of December 31, 2022).
(2)
The LTVs use the appraisals at origination of the loans.
(3)
Stated note interest rate, weighted daily average (annualized).
(4)
Percent of secured loans – average daily balance (annualized).
(5)
See Note 5 (Line of Credit) to the financial statements included in Part 1, Item 1 of this report for a presentation of the activity and discussion of the terms and conditions of the credit agreement of 2022.
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

Key performance indicators as of and for the three months ended June 30 are presented in the following table ($ in thousands).

	2023	2022
Members’ capital, gross – end of period balance	$70,601	$75,620
Members’ capital, gross – average daily balance	$71,382	$76,566

Member redemptions(1)	$923	$1,449

Secured loans principal – end of period balance	$69,976	$76,900
Secured loans principal – average daily balance	$71,339	$75,863

Number of first trust deeds	35	37
Principal – first trust deeds	$57,063	$64,416
Weighted average LTV – first trust deeds(2)	61.1%	58.3%

Number of second trust deeds	13	14
Principal – second trust deeds	$12,913	$12,484
Weighted average LTV – second trust deeds(2)	53.6%	41.3%

Interest income	$1,747	$1,536
Portfolio interest rate(3)	8.9%	8.2%
Effective yield rate(4)	9.8%	8.1%

Line of credit – end of period balance	$7,491	$9,900
Line of credit – average daily balance(5)	$7,911	$8,568

Interest expense	$172	$116
Interest rate – line of credit(5)	8.2%	5.0%

Provision for (recovery of) loan losses	$—	$—

Total operations expense(9)	$496	$411

Net income(9)	$1,088	$1,024
Percent of average members’ capital(6)(7)	6.0%	5.3%

Member distributions	$869	$1,034
Percent of average members’ capital(6)(8)	4.9%	5.4%

(1)
Redemption requests scheduled but not paid at June 30, 2023 of approximately 2.6 million are carried forward to subsequent quarters until paid. At June 30, 2023, scheduled redemptions of members’ capital were approximately $6.2 million. (Scheduled redemptions of members' capital were $1.2 million as of December 31, 2022).
(2)
The LTVs use the appraisals at origination of the loans.
(3)
Stated note interest rate, weighted daily average (annualized).
(4)
Percent of secured loans – average daily balance (annualized).
(5)
See Note 5 (Line of Credit) to the financial statements included in Part 1, Item 1 of this report for a presentation of the activity and discussion of the terms and conditions of the credit agreement of 2022.
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

Redemptions of members capital

Redemptions of members’ capital for the three and six months ended June 30 are presented in the following table ($ in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
Redemptions	2023	2022	2023	2022
Without penalty	$920	$1,449	$1,929	$3,265
With penalty	4	—	22	111
Total	$924	$1,449	$1,951	$3,376
Early withdrawal penalties	$—	$—	$1	$3

For members’ capital redemption requests received in 2023 and ongoing, the manager intends to strictly adhere to the quarterly and annual members’ capital redemption limitations as described in the company’s Operating Agreement. Pursuant to the Operating Agreement, unless waived by the manager, the company will not redeem in any calendar year more than five percent (5.0%) and in any calendar quarter one and one-quarter percent (1.25%) of the weighted average number of units outstanding in the twelve (12) month period immediately prior to the date of redemption. The manager has no present intention to exercise its discretionary power to waive or modify the enforcement of the annual redemptions limitation in the foreseeable future.

Eligible redemption requests for June 30, 2023 approximated $6.2 million, of which $1.4 million was eligible but unpaid at March 31, 2023, and $4.8 million was from new redemption requests received in the quarter ended March 31, 2023. Pursuant to the 1.25% quarterly limitation, the June 30, 2023 redemption was limited to $924 thousand.

Therefore, eligible but unpaid redemptions at June 30, 2023 were $5.3 million. Additionally, new redemption requests received for the quarter ended June 30, 2023, which are eligible to be paid beginning September 30, 2023 were $4.5 million.

Members’ capital redemption requests received in 2022, but not fully paid by December 31, 2022 were approximately $232 thousand, of which $157 thousand were paid at June 30, 2023. The company expects to pay the remaining balance in August 2023.

Secured loans

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a secured loan portfolio that has substantial protective equity (i.e., property value to outstanding debt) as indicated by the overall weighted average loan-to-value ratio (LTV) which at June 30, 2023 was approximately 55.0% at time of origination. Thus, pursuant to the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 45.0% in the property, and we as a lender have lent in the aggregate 55.0% (including other senior liens on the property, for other than first-lien loans) against the properties we hold as collateral for the repayment of our loans.

Secured loans, principal by LTV and lien position at June 30, 2023 are presented in the following table ($ in thousands). The LTVs shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Secured loans, principal
LTV(1)	First trust deeds	Percent	Second trust deeds	Percent	Total principal	Percent
<40%	$6,139	8.8%	$—	0.0%	$6,139	8.8%
40-49%	24,234	34.6	3,500	5.0	27,734	39.6
50-59%	7,013	10.0	843	1.2	7,856	11.2
60-69%	16,045	22.9	3,971	5.7	20,016	28.6
Subtotal <70%	53,431	76.3	8,314	11.9	61,745	88.2

70-79%	1,632	2.3	4,599	6.6	6,231	8.9
Subtotal <80%	55,063	78.6	12,913	18.5	67,976	97.1

≥80%(2)	2,000	2.9	—	0.0	2,000	2.9

Total	$57,063	81.5%	$12,913	18.5%	$69,976	100.0%

(1)
LTV classifications in the table above are based on the sum of principal, advances and interest unpaid at June 30, 2023.
(2)
One loan with principal of approximately $2.0 million has an LTV of 108.18%. The loan agreement was executed by an individual with substantial real estate holdings, experience and financial resources.

Loans with payments in arrears, principal by LTV and lien position at June 30, 2023 are presented in the following table ($ in thousands). The LTVs shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Secured loans with payments in arrears, principal
LTV(3)	First trust deeds	Percent(4)	Second trust deeds	Percent(4)	Total principal	Percent(4)
<40%	$—	0.0%	$—	0.0%	$—	0.0%
40-49%	1,500	2.1	—	0.0	1,500	2.1
50-59%	405	0.6	—	0.0	405	0.6
60-69%	2,092	3.0	—	0.0	2,092	3.0
Subtotal <70%	3,997	5.7	—	0.0	3,997	5.7

70-79%	990	1.4	650	0.9	1,640	2.3
Subtotal <80%	4,987	7.1	650	0.9	5,637	8.0

≥80%	—	0.0	—	0.0	—	0.0

Total	$4,987	7.1%	$650	0.9%	$5,637	8.0%

(3)
LTV classifications in the table above are based on the sum of principal, advances and interest unpaid at June 30, 2023.
(4)
Percent of secured loans principal, end of period balance.

Payments in arrears at June 30, 2023 for non-performing secured loans, (i.e., principal and interest payments past due 30 or more days) totaled approximately $4.3 million of which approximately $4.2 million was principal and approximately $62 thousand was accrued interest. The entire principal in arrears was loans past maturity, all of which were in first lien position.

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations as to the secured loan portfolio, including loan characteristics, scheduled maturities, delinquency and payments in arrears, loans in non-accrual status and the allowance for credit losses.

Performance overview/net income 2023 v. 2022

Net income available to members as a percent of members’ capital, gross – average daily balance (annualized) was 5.3% and 5.2% for the six months ended June 30, 2023 and 2022. Net income decreased approximately $104 thousand for the six months ended June 30, 2023 as compared to the same period in 2022 primarily due to an increase in operations expense of approximately $118 thousand, a decrease in late fees and gain on sale of loans of approximately $18 thousand, offset by an increase in net interest income of approximately $32 thousand.

Analysis and discussion of income from operations 2023 v. 2022 (six months ended)

Significant changes to net income for the six months ended June 30, 2023 and 2022 are summarized in the following table ($ in thousands).

	Net interest income	Provision for (recovery of) loan losses	Operations expense	Net income
Six months ended
June 30, 2023	$2,991	—	1,066	$1,936
June 30, 2022	2,959	—	948	2,040
Change	$32	—	118	$(104)

Change
Decrease secured loans principal - average daily balance	$(116)	—	(6)	$(110)
Effective yield rate	321	—	—	321
Decrease members' capital - average daily balance	—	—	(21)	21
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	1	(1)
Interest on line of credit	(180)	—	—	(180)
Amortization of debt issuance costs	7	—	—	7
Late fees	—	—	—	(6)
Gain on sale, loans	—	—	—	(12)
Increase in allocable expenses from RMC	—	—	6	(6)
RMC fees/costs reimbursements collected	—	—	(4)	4
Reduced legal services	—	—	(25)	25
Timing of services rendered	—	—	(2)	2
Independent contractors	—	—	148	(148)
Expanded audit services	—	—	18	(18)
Other	—	—	3	(3)
Change	$32	—	118	$(104)

The table above presents only the significant changes to net income for the period, and is not intended to cross-foot.

Net interest income

Net interest income increased approximately $32 thousand (1.1%) for the six months ended June 30, 2023 compared to the same period in 2022. The increase in net interest income is due to an increase in interest income of approximately $205 thousand (6.5%) due primarily to an increase in portfolio interest rate of 0.6 percent (6.8%), although interest expense increased approximately $173 thousand (87.4%) due to an increase in the line of credit average daily balance of approximately $1.9 million (26.5%) and a rapid increase in interest rates, offset in part by a decrease in amortized issuance costs of $6 thousand (28.6%). The line of credit - average daily balance increased approximately $1.9 million (26.5%) for the six months ended June 30, 2023 compared to the same period in 2022, and the average interest rate on the line of credit increased 3.0 percent (60.8%) over the same period, resulting in an increase of approximately $179 thousand (101.1%) in the interest expenses on the line of credit. See Key performance indicators table included above in Item 2 of this report for specific details of average interest rate on the line of credit.

Provision/allowance for credit losses

In conjunction with the adoption of ASC 326 (CECL), the company recognized a cumulative-effect adjustment to members’ and manager's capital of $65 thousand to recognize lifetime expected credit losses for secured loans at December 31, 2022. The limited number of loans and the short terms for which the loans are written enabled the manager to do a loan-by-loan analysis to determine the risk of loss. Beginning in 2023, the analysis is updated quarterly with any change to the expected credit losses recognized in the period. The analysis includes projecting the outstanding principal for loans – individually and in total, by lien position – until maturity to determine the count, amount and weighted average LTV of the loans for future quarter and year ends.

See Note 4 (Loans) to the consolidated financial statements included in Part I, Item 1 of this report for a detailed presentation of allowance for credit losses.

Operations expense

Significant changes to operations expense for the six months ended June 30, 2023 and 2022 are summarized in the following table ($ in thousands).

	Mortgage servicing fees	Asset management fees	Costs from RMC, net	Professional services	Other	Total
Six months ended
June 30, 2023	$91	255	169	545	6	$1,066
June 30, 2022	97	276	166	394	15	948
Change	$(6)	(21)	3	151	(9)	$118

Change
Decrease secured loans principal - average daily balance	$(6)	—	—	—	—	$(6)
Decrease members' capital - average daily balance	—	(21)	—	—	—	(21)
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	1	—	—	1
Increase in allocable expenses from RMC	—	—	6	—	—	6
RMC fees/costs reimbursements collected	—	—	(4)	—	—	(4)
Reduced legal services	—	—	—	(25)	—	(25)
Timing of services rendered	—	—	—	(2)	—	(2)
Independent contractors	—	—	—	148	—	148
Expanded audit services	—	—	—	18	—	18
Other	—	—	—	12	(9)	3
Change	$(6)	(21)	3	151	(9)	$118

Mortgage servicing fees

The decrease in mortgage servicing fees of approximately $6 thousand for the six months ended June 30, 2023 as compared to the same period in 2022 was due to a decrease in the average daily balance - secured loans of approximately $3.4 million at the annual mortgage servicing fee to RMC of 0.25%.

Asset Management Fees

The decrease in asset management fees of approximately $21 thousand was due to a decrease in the members' capital base at December 31, 2022 compared to December 31, 2021. The decrease in the members' capital base is due in part to increased redemption requests and a decrease in loan payoffs largely attributable to the recent rapid increase in interest rates. The asset management fee is determined based on the prior year end member’s capital base which is computed as the then fair value of the company’s loans plus working capital reserves less outstanding debt.

Costs from RMC, net

RMC is entitled to request reimbursement for operations expense incurred on behalf of RMI IX, including without limitation, RMC's personnel and non-personnel costs incurred for qualifying business activities, including investor services, accounting, tax and data processing, postage and out-of-pocket general and administration expenses. In the six months ended June 30, 2023, RMC - at its sole discretion - collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income). The reimbursement of costs from RMC waived was approximately $249 thousand and $204 thousand in the six months ended June 30, 2023 and 2022, respectively.

The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $418 thousand and $370 thousand in six months ended June 30, 2023 and 2022, respectively. The increase was primarily due to an increase in allocable costs period over period.

Professional Services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The increase in professional services of approximately $151 thousand for the six months ended June 30, 2023 compared to the same period in 2022 was due to an increase in fees to independent consultants and an increase in audit fees due to expanded audit services related to CECL adoption, offset in part by a decrease in legal fees due to reduced legal services.

Analysis and discussion of income from operations 2023 v. 2022 (three months ended)

Significant changes to net income for the three months ended June 30, 2023 and 2022 are summarized in the following table ($ in thousands).

	Net interest income	Provision for (recovery of) loan losses	Operations expense	Net income
Three months ended
June 30, 2023	$1,575	—	496	$1,088
June 30, 2022	1,420	—	411	1,024
Change	$155	—	85	$64

Change
Decrease secured loans principal - average daily balance	$(67)	—	(3)	$(64)
Effective yield rate	278	—	—	278
Decrease in members' capital - average daily balance	—	—	(10)	10
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	2	(2)
Interest on line of credit	(56)	—	—	(56)
Late fees	—	—	—	6
Gain on sale, loans	—	—	—	(12)
Increase in allocable expenses from RMC	—	—	6	(6)
Reduced legal services	—	—	(2)	2
Timing of services rendered	—	—	(11)	11
Independent contractors	—	—	81	(81)
Expanded audit services	—	—	34	(34)
Other	—	—	(12)	12
Change	$155	—	85	$64

The table above presents only the significant changes to net income for the period, and is not intended to cross-foot.

Net interest income

Net interest income increased approximately $155 thousand (10.9%) for the three months ended June 30, 2023 compared to the same period in 2022. The decrease in net interest income is due to an increase in interest income of approximately $211 thousand due primarily to an increase in portfolio interest rate of 0.7 percent (8.5%), although interest expense increased $56 thousand (48.3%) due to a rapid increase in interest rates, offset in part by a decrease in the line of credit average daily balance of approximately $657 thousand (7.7%). The line of credit - average daily balance decreased approximately $657 thousand (7.7%) for the three months ended June 30, 2023 compared to the same period in 2022, and the average interest rate on the line of credit increased 3.2 percent (64.6%) over the same period, resulting in an increase of approximately $56 thousand (51.4%) in the interest expenses on the line of credit. See Key performance indicators table included above in Item 2 of this report for specific details of average interest rate on the line of credit.

Provision/allowance for credit losses

In conjunction with the adoption of ASC 326 (CECL), the company recognized a cumulative-effect adjustment to members’ and manager's capital of $65 thousand to recognize lifetime expected credit losses for secured loans at December 31, 2022. The limited number of loans and the short terms for which the loans are written enabled the manager to do a loan-by-loan analysis to determine the risk of loss. Beginning in 2023, the analysis is updated quarterly with any change to the expected credit losses recognized in the period. The analysis includes projecting the outstanding principal for loans – individually and in total, by lien position – until maturity to determine the count, amount and weighted average LTV of the loans for future quarter and year ends.

See Note 4 (Loans) to the consolidated financial statements included in Part I, Item 1 of this report for a detailed presentation of allowance for credit losses.

Operations expense

Significant changes to operations expense for the three months ended June 30, 2023 and 2022 are summarized in the following table ($ in thousands).

	Mortgage servicing fees	Asset management fees	Costs from RMC, net	Professional services	Other	Total
Three months ended
June 30, 2023	$44	128	88	234	2	$496
June 30, 2022	47	138	80	131	15	411
Change	$(3)	(10)	8	103	(13)	$85

Change

Decrease secured loans principal - average daily balance	$(3)	—	—	—	—	$(3)
Decrease in members' capital - average daily balance	—	(10)	—	—	—	(10)
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	2	—	—	2
Increase in allocable expenses from RMC	—	—	6	—	—	6
Reduced legal services	—	—	—	(2)	—	(2)
Timing of services rendered	—	—	—	(11)	—	(11)
Independent contractors	—	—	—	81	—	81
Expanded audit services	—	—	—	34	—	34
Other	—	—	—	1	(13)	(12)
Change	$(3)	(10)	8	103	(13)	$85
Mortgage servicing fees

The decrease in mortgage servicing fees of approximately $3 thousand for the three months ended June 30, 2023 as compared to the same period in 2022 was due to a decrease in the average daily balance - secured loans of approximately $4.5 million at the annual mortgage servicing fee to RMC of 0.25%.

Asset Management Fees

The decrease in asset management fees of approximately $10 thousand was due to a decrease in the members' capital base at December 31, 2022 compared to December 31, 2021. The decrease in the members' capital base is due in part to increased redemption requests and a decrease in loan payoffs largely attributable to the recent rapid increase in interest rates. The asset management fee is determined based on the prior year end member’s capital base which is computed as the then fair value of the company’s loans plus working capital reserves less outstanding debt.

Costs from RMC, net

RMC is entitled to request reimbursement for operations expense incurred on behalf of RMI IX, including without limitation, RMC's personnel and non-personnel costs incurred for qualifying business activities, including investor services, accounting, tax and data processing, postage and out-of-pocket general and administration expenses. In the three months ended June 30, 2023, RMC - at its sole discretion - collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income). The reimbursement of costs from RMC waived was approximately $118 thousand and $103 thousand in the three months ended June 30, 2023 and 2022, respectively.

The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $206 thousand and $183 thousand in the three months ended June 30, 2023 and 2022, respectively. The increase was primarily due to an increase in allocable costs period over period.

Professional Services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The increase in professional services of approximately $103 thousand for the three months ended June 30, 2023 compared to the same period in 2022 was due to an increase in fees to independent consultants and an increase in audit fees due to expanded audit services related to CECL adoption, offset in part by timing difference of services rendered.

Cash flows and liquidity

Cash flows by business activity for the six months ended June 30, 2023 and 2022 are presented in the following table ($ in thousands).

	2023	2022
Members’ capital
Earnings distributed to members, net of DRIP	$(960)	$(1,092)
Redemptions, net	(1,950)	(3,373)
O&O expenses repaid by RMC	28	58
Early withdrawal penalties	(1)	(3)
Cash – members’ capital, net	(2,883)	(4,410)

Borrowings
Line of credit borrowings (payments), net	(2,409)	1,420
Interest paid	(365)	(179)
Debt issuance costs paid	—	(57)
Cash – borrowings, net	(2,774)	1,184
Cash – members' capital and borrowings, net	(5,657)	(3,226)

Loan principal/advances/interest
Loans funded & advances, net	(18,003)	(12,189)
Principal collected	22,097	16,459
Loans transferred from related mortgage funds	(3,393)	(996)
Loans transferred to related mortgage fund	857	—
Loans sold to non-affiliate	—	984
Interest received, net	3,553	2,872
Late fees	88	3
Promissory note funded to related party	(3,300)	(1,000)
Promissory note repaid by related party	—	1,000
Cash – loans, net	1,899	7,133

Formation loan collected	104	174

Operations expense	(1,270)	(971)

Net change in cash	$(4,924)	$3,110
Cash, end of period	$131	$4,143

Borrowings

See Note 5 (Line of Credit) to the financial statements included in Part I, Item 1 of this report for a detailed presentation of the activity and discussion on the terms and provisions of the credit agreement of 2022, which presentation is incorporated by this reference into this Item 2.

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

Contractual obligations and commitments

At June 30, 2023, the company had no construction or rehabilitation loans outstanding, no loan commitments pending, and no off-balance sheet arrangements as such arrangements are not permitted by the Operating Agreement. Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report presents detailed discussion of the company’s contractual obligations to RMC.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the manager’s or company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2023, the company is not involved in any legal proceedings or governmental proceedings other than those that would be considered part of the normal course of business. In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes or protect or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the company (i.e., exceeding ten percent of the company’s consolidated current assets).

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

As of June 30, 2023, the gross proceeds from sales of units to our members under our DRIP pursuant to the May 9, 2019 Form S-3 Registration Statement (after May 9, 2019) was approximately $8.9 million, which proceeds are used for general corporate operations.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: August 21, 2023	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer)