Form 10-Q
period 2023-09-30
Redwood Mortgage Investors IX
filed 2023-11-14
CIK 1448038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

REDWOOD MORTGAGE INVESTORS IX, LLC

3

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC

Balance Sheets

September 30, 2023 and December 31, 2022 (unaudited)

($ in thousands)

	September 30,	December 31,
ASSETS	2023	2022
Cash, in banks	$136	$5,055
Loan payments in trust	51	94
Loans held for sale	500	—
Loans
Principal	68,235	72,533
Advances	19	19
Accrued interest	567	490
Prepaid interest	(188)	(254)
Loan balances secured by deeds of trust	68,633	72,788
Allowance for credit losses	(120)	(55)
Loan balances secured by deeds of trust, net	68,513	72,733

Debt issuance costs, net	14	36
Prepaid expenses	8	2
Promissory note from related mortgage fund (Note 3)	2,800	—
Other receivable	4	—
Total assets	$72,026	$77,920

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable and accrued liabilities	$81	$109
Payable to related mortgage fund (Note 3)	54	62
Payable to manager (Note 3)	—	192
Line of credit	5,957	9,900
Total liabilities	6,092	10,263

Commitments and contingencies (Note 6)

Members’ and manager’s capital, net	68,888	70,767
Receivable from manager (formation loan)	(2,954)	(3,110)
Members’ and manager’s capital, net of formation loan	65,934	67,657
Total liabilities and members’ capital	$72,026	$77,920

The accompanying notes are an integral part of these unaudited financial statements.

4

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Income

For the Three and Nine Months Ended September 30, 2023 and 2022 (unaudited)

($ in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Interest income	$1,673	$1,815	$5,035	$4,972
Interest expense	(159)	(144)	(530)	(342)
Net interest income	1,514	1,671	4,505	4,630
Late fees	7	16	18	33
Gain on sale, loans	8	28	8	40
Total revenue, net	1,529	1,715	4,531	4,703

Provision for credit losses	—	—	—	—

Operations expense
Mortgage servicing fees to Redwood Mortgage Corp.	44	49	135	146
Asset management fees to Redwood Mortgage Corp.	127	138	382	414
Costs from Redwood Mortgage Corp., net (Note 3)	98	103	267	269
Professional services	340	175	885	569
Other	2	11	8	26
Total operations expense	611	476	1,677	1,424
Net income	$918	$1,239	$2,854	$3,279

Net income
Members (99%)	$909	$1,227	$2,826	$3,247
Manager (1%)	9	12	28	32
	$918	$1,239	$2,854	$3,279

The accompanying notes are an integral part of these unaudited financial statements.

5

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Changes in Members’ and Manager’s Capital

For the Three Months Ended September 30, 2023 (unaudited)

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at June 30, 2023	$70,601	$81	$(887)	$69,795
Net income	909	9	—	918
Earnings distributed to members	(866)	(9)	—	(875)
Earnings distributed used in DRIP	356	—	—	356
Members’ redemptions	(1,317)	—	—	(1,317)
Organization and offering expenses allocated	(63)	—	63	—
Organization and offering expenses repaid by RMC	—	—	11	11
Balance at September 30, 2023	$69,620	$81	$(813)	$68,888

For the Nine Months Ended September 30, 2023 (unaudited)

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at December 31, 2022	$71,730	$82	$(1,045)	$70,767
Adoption of ASC 326	(6)	(1)	—	(7)
Balance at January 1, 2023	71,724	81	(1,045)	70,760
Net income	2,826	28	—	2,854
Earnings distributed to members	(2,638)	(28)	—	(2,666)
Earnings distributed used in DRIP	1,169	—	—	1,169
Members’ redemptions	(3,268)	—	—	(3,268)
Organization and offering expenses allocated	(193)	—	193	—
Organization and offering expenses repaid by RMC	—	—	39	39
Balance at September 30, 2023	$69,620	$81	$(813)	$68,888

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

7

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Nine Months Ended September 30, 2023 and 2022 (unaudited)

($ in thousands)

	Nine Months Ended September 30,
	2023	2022
Operations
Interest income received	$4,948	$4,494
Interest expense paid	(528)	(308)
Late fees and other loan income	60	51
Operations expense	(1,892)	(1,436)
Total cash provided by operations	2,588	2,801
Investing
Loans funded	(22,983)	(20,998)
Principal collected	28,033	24,137
Loans transferred from related mortgage funds	(3,393)	(1,939)
Loans transferred to related mortgage fund	1,142	—
Proceeds from loans sold to non-affiliate, net	1,011	4,529
Advances collected	—	(3)
Promissory note funded to related party	(3,300)	(1,000)
Promissory note repaid by related party	500	1,000
Total cash provided by investing	1,010	5,726
Financing
Members’ and manager's capital
Distributions to members and manager
Earnings distributed, net of DRIP	(1,500)	(1,631)
Redemptions, net of early withdrawal penalties (Note 3)	(3,267)	(5,348)
Total distributions to members and manager	(4,767)	(6,979)
Organization and offering expenses repaid by RMC, net	38	87
Early withdrawal penalties	(1)	(3)
Cash used in members' and manager's capital	(4,730)	(6,895)
Line of credit
Advances	2,466	9,900
Repayments	(6,409)	(8,480)
Debt issuance costs	—	(57)
Cash (used in) provided by line of credit	(3,943)	1,363
Formation loan collected	156	226
Total cash used in financing	(8,517)	(5,306)
Net (decrease) increase in cash	(4,919)	3,221
Cash, beginning of period	5,055	1,033
Cash, end of period	$136	$4,254

Non-cash investing activities for the nine months ended September 30, 2023 include a loan transferred to held for sale of $500 thousand. The loan was sold on October 20, 2023, to an unaffiliated bank for the amount owed on the note plus a premium, resulting in a gain of approximately $1 thousand.

Non-cash financing activities for the nine months ended September 30, 2023 and 2022 include earnings distributed to the dividend reinvestment plan of $1.2 million and $1.5 million, respectively.

The accompanying notes are an integral part of these financial statements.

8

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Nine Months Ended September 30, 2023 and 2022 (unaudited)

($ in thousands)

	Nine Months Ended September 30,
Reconciliation of net income to total cash provided by operations	2023	2022
Net income	$2,854	$3,279
Adjustments to reconcile net income to total cash provided by operations
Gain on sale, loans	(8)	(40)
Amortization of debt issuance costs	21	28
Change in operating assets and liabilities
Loan payments in trust	42	19
Accrued interest	(22)	(185)
Prepaid interest	(65)	(294)
Prepaid expenses	(6)	11
Other receivable	—	(11)
Receivable from related parties	—	(6)
Accounts payable and accrued liabilities	(28)	12
Payable to related parties	(200)	(12)
Total adjustments	(266)	(478)
Total cash provided by operations	$2,588	$2,801

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2023 (unaudited)

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

In the opinion of management of RMC, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly and accurately the financial information included therein. These unaudited financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results to be expected for the full year.

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

September 30, 2023 (unaudited)

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

In May 2019, the company filed a Registration Statement on Form S-3 with the SEC (SEC File No. 333-231333) that went effective May 9, 2019, to offer up to 15,000,000 units ($15 million) to members of record as of April 30, 2019 who had previously elected to participate in the DRIP or who later provide written notice to the manager electing to participate in the DRIP, in those states in which approval has been obtained. As of September 30, 2023, the aggregate gross proceeds from sales of units to members under the company's DRIP pursuant to the May 2019 Form S-3 Registration Statement is approximately $9.3 million.

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

September 30, 2023 (unaudited)

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

September 30, 2023 (unaudited)

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

September 30, 2023 (unaudited)

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

September 30, 2023 (unaudited)

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

Reclassification

Certain amounts on the balance sheet as of December 31, 2022 have been reclassified to conform to the current period presentation. The payable to manager has been disclosed separately on the balance sheets from the payable to mortgage fund. There was no change in total liabilities.

Recently issued accounting pronouncements

None at September 30, 2023 are applicable to the company.

NOTE 3 – MANAGER AND OTHER RELATED PARTIES

The Operating Agreement provides for compensation to the manager and for the reimbursement of qualifying costs as detailed below. RMC is entitled to 1% of the net income or loss of the company. RMC – at its sole discretion – collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income), which increased the net income, cash available for distribution, and the net-distribution rate. The cost-reimbursement waivers in the three and nine months ended September 30, 2023 and 2022, by RMC were not made for the purpose of providing RMI IX with sufficient funds to satisfy any required level of distributions, as the Operating Agreement has no such required level of distributions, nor to meet withdrawal requests.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2023 (unaudited)

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

The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $188 thousand and $235 thousand in the three months ended September 30, 2023 and 2022, respectively, and $606 thousand and $605 thousand in the nine months ended September 30, 2023 and 2022, respectively. The reimbursement of costs waived by RMC was approximately $90 thousand and $132 thousand in the three months ended September 30, 2023 and 2022, respectively, and $339 thousand and $336 thousand in the nine months ended September 30, 2023 and 2022, respectively. Total costs reimbursed to RMC by RMI IX were approximately $98 thousand and $103 thousand in the three months ended September 30, 2023 and 2022, respectively, and $267 thousand and $269 thousand in the nine months ended September 30, 2023 and 2022, respectively.

Loan administrative fees

The manager is entitled to receive a loan administrative fee of up to one percent (1%) of the principal amount of each new loan funded or acquired for services rendered in connection with the selection and underwriting of loans payable upon the closing or acquisition of each loan. Since August 2015, RMC, at its sole discretion, has waived loan administrative fees on new originations. The total amount of loan administrative fees waived was approximately $56 thousand and $88 thousand in the three months ended September 30, 2023 and 2022, respectively, and $236 thousand and $210 thousand in the nine months ended September 30, 2023 and 2022, respectively.

Commissions and fees paid by the borrowers to RMC

-
Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation and negotiation of loans (including extensions), RMC may collect a loan brokerage commission that is expected to range from approximately 1.5% to 5% of the principal amount of each loan made during the year. Total loan brokerage commissions are limited to an amount not to exceed 4% of the total company assets per year. The loan brokerage commissions are paid by the borrowers to RMC, and thus are not an expense of the company. Loan brokerage commissions paid by the borrowers to RMC approximated $111 thousand and $149 thousand for the three months ended September 30, 2023 and 2022, respectively, and $579 thousand and $410 thousand for the nine months ended September 30, 2023 and 2022, respectively.

-
Other fees

RMC receives fees for processing, notary, document preparation, credit investigation, reconveyance and other mortgage related fees. The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the company.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2023 (unaudited)

Formation loan

Commissions for unit sales to new members paid to broker-dealers (“B/D sales commissions”) and premiums paid to certain investors upon the purchase of units were paid by RMC and were not paid directly by RMI IX out of unit-sales proceeds. Instead, RMI IX advanced to RMC amounts sufficient to pay the B/D sales commissions and premiums to be paid to investors. Such advances in total were not to exceed seven percent (7%) of offering proceeds. The receivable arising from the advances is unsecured and non-interest bearing and is referred to as the “formation loan.” When offerings of units to new members ended on April 30, 2019, such advances totaled $5.6 million, of which $3.0 million remains outstanding at September 30, 2023.

Formation loan transactions for the nine months ended September 30 are presented in the following table ($ in thousands).

	2023	2022
Balance, January 1	$3,110	$3,388
Payments received from RMC	(156)	(226)
Balance, September 30	$2,954	$3,162

In March 2022, the Operating Agreement was amended to extend the term for the repayment of the formation loan to December 2038 to coincide with the extended term of the company. In accordance with the amended Operating Agreement, the formation loan is repayable by RMC in annual installments of approximately $208 thousand which may be paid by RMC either in full on December 31st of each calendar year during the term of the company (each, an “Annual Payment Date”) or in four equal quarterly installments beginning on the Annual Payment Date and continuing thereafter on the last day of each calendar quarter in the following year. Any amount of the formation loan balance remaining unpaid on the last day of the company term is payable in full on that date. The primary source of repayment of the formation loan are the loan brokerage commissions earned by RMC. The formation loan is forgiven if the manager is removed and RMC is no longer receiving payments for services rendered. As such, the formation loan is presented as contra equity.

Redemptions of members’ capital

Redemptions of members’ capital for the three and nine months ended September 30 are presented in the following table ($ in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
Redemptions	2023	2022	2023	2022
Without penalty	$1,314	$1,975	$3,244	$5,240
With penalty	2	—	24	111
Total	$1,316	$1,975	$3,268	$5,351
Early withdrawal penalties	$—	$—	$1	$3

For members’ capital redemption requests received in 2023 and ongoing, the manager intends to adhere to the quarterly and annual members’ capital redemption limitations as described in the company’s Operating Agreement. Pursuant to the Operating Agreement, unless waived by the manager, the company will not redeem in any calendar year more than five percent (5.0%) and in any calendar quarter one and one-quarter percent (1.25%) of the weighted average number of units outstanding in the twelve (12) month period immediately prior to the date of redemption. The manager has no present intention to exercise its discretionary power to waive or modify the enforcement of the redemptions limitation in the foreseeable future.

Eligible redemption requests at September 30, 2023 approximated $10.1 million, of which $5.3 million was attributable to scheduled but unpaid redemption requests from periods prior to June 30, 2023 due to the capital redemption limitations described above, and $4.8 million was from new redemption requests received in the quarter ended June 30, 2023.

The September 30, 2023 redemption was limited to $902 thousand. Accordingly, the eligible redemption requests were honored in the following order of priority:

•
first, to redemptions upon the death of a member, which totaled $35 thousand at September 30, 2023; and
•
next, to all other eligible redemption requests of approximately $864 thousand or 9.2 percent (9.2%) of eligible redemption requests scheduled, honored on a pro rata basis.

Of the $902 thousand limit on capital redemptions, $899 thousand was actually paid. In addition, the manager, at its sole discretion, made 11 additional payments totaling $342 thousand in members’ capital redemptions, to correct short payments in prior quarters.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2023 (unaudited)

Therefore, eligible but unpaid redemptions at September 30, 2023 were $8.8 million. New redemption requests received for the quarter ended September 30, 2023, which are eligible to be paid beginning December 31, 2023 were $3.2 million. Eligible redemption requests at December 31, 2023 approximates $12.0 million.

Members’ capital redemption requests received in 2022, but not fully paid by December 31, 2022, were approximately $232 thousand, all of which were paid by September 2023.

Organization and offering expenses

The manager is required to be reimbursed for O&O expenses incurred in connection with the organization of the company and the offering of the units of membership interest including, without limitation, attorneys’ fees, accounting fees, printing costs and other selling expenses (other than sales commissions) in a total amount not exceeding 4.5% of the original purchase price of all units (other than DRIP units) sold in all offerings (hereafter, the “maximum O&O expenses”). RMC paid the O&O expenses in excess of the maximum O&O expenses.

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

Unallocated O&O transactions for the nine months ended September 30 are summarized in the following table ($ in thousands).

	2023	2022
Balance, January 1	$1,045	$1,458
O&O expenses allocated	(193)	(214)
O&O expenses paid by RMC(1)	(39)	(87)
Balance, September 30	$813	$1,157

(1)
RMC is obligated per the Operating Agreement to repay RMI IX for the amount of unallocated O&O expenses attributed to a member’s capital account if the member redeems prior to the 40 quarterly allocations. RMC estimated its future obligation to repay unallocated O&O expenses on scheduled redemptions as of September 30, 2023, to be approximately $11 thousand.

Other related party transactions

-
Payable to/receivable from related mortgage funds and manager

From time to time, in the normal course of business operations, the company may have payables to and/or receivables from related parties. At September 30, 2023, the payable to related parties balance of approximately $53 thousand consisted exclusively of accounts payable to the manager. There were no receivables from related parties at September 30, 2023. These related party transactions were settled in October 2023.

At December 31, 2022, the payable to related party balance of approximately $254 thousand consisted of accounts payable of approximately $192 thousand to the manager and $62 thousand to a related mortgage fund. These related party transactions were settled in March 2023.

-
Loan transactions with related mortgage funds

In the ordinary course of business, performing loans may be transferred by executed assignment, in-part or in-full, between the RMC managed mortgage funds at par value, which approximates market value.

In the nine months ended September 30, 2023, related mortgage funds transferred to RMI IX four performing loans with aggregate principal of approximately $3.4 million in-full at par value, which approximates fair value. RMI IX paid cash for the loans and the related mortgage funds have no continuing obligation or involvement with the loans.

In the nine months ended September 30, 2023, RMI IX transferred to a related mortgage fund three performing loans with aggregate principal of approximately $1.1 million in-full at par value, which approximates fair value. The related mortgage fund paid cash for the loans and RMI IX has no continuing obligation or involvement with the loans.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2023 (unaudited)

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

-
Promissory note from related mortgage fund

On June 29, 2023, RMI IX lent $3.3 million to a related mortgage fund secured by the net cash flow payable on three mortgage loans totaling approximately $7.5 million, which had contractual maturities before October 1, 2023. The promissory note balance at September 30, 2023 was $2.8 million and matures December 29, 2023 (extended from the original maturity date of October 1, 2023). Interest on the loan accrues at 8.75% per annum through a term ending on the earlier of (i) the payoff of pledged mortgage loans; and (ii) October 1, 2023. The promissory note receivable from the related mortgage fund is secured by all proceeds payable to the related mortgage fund upon the payoff or repayment of the pledged mortgage loans, net of any amounts outstanding on a line of credit secured by the pledged mortgage loans.
NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years. Loans acquired between related mortgage funds are generally done so within the first six months of origination and are purchased at par value, which approximates fair value. See Note 3 (Manager and Other Related Parties) for a description of loans transferred by executed assignments between the related mortgage funds.

The company’s loans are secured by real estate in coastal California metropolitan areas. The portfolio segments are first and second trust deeds mortgages and the key credit quality indicator is the LTV. First mortgages are predominant, but second lien deeds of trust are not infrequent nor insignificant. First-mortgage loans comprised 81% of the portfolio at September 30, 2023 (82% at December 31, 2022).

Secured loans unpaid principal balance (principal)

Secured loan transactions for the three and nine months ended September 30, 2023 are summarized in the following table ($ in thousands).

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Total	First Trust Deeds	Second Trust Deeds	Total	First Trust Deeds	Second Trust Deeds
Principal, beginning of period(1)	$69,976	$57,063	$12,913	$72,533	$59,250	$13,283
Loans funded	4,980	4,095	885	22,983	18,598	4,385
Principal collected(2)	(5,936)	(4,522)	(1,414)	(28,032)	(20,961)	(7,071)
Loans transferred to held for sale(3)	(500)	(500)	—	(1,500)	(1,500)	—
Loans transferred from related mortgage funds	—	—	—	3,393	1,461	1,932
Loans transferred to related mortgage fund	(285)	(285)	—	(1,142)	(997)	(145)
Recategorized(4)	—	(599)	599	—	(599)	599
Principal, end of period	$68,235	$55,252	$12,983	$68,235	$55,252	$12,983

(1)
On January 1, 2023, one loan with a principal balance of $247 thousand was re-categorized as a second trust deed. Prior to January 1, 2023 the loan was categorized as a first trust deed.
(2)
Includes principal collected and held in trust at September 30, 2023 of approximately $2 thousand offset by principal collected and held in trust at December 31, 2022 of approximately $3 thousand which was disbursed to the company in January 2023.
(3)
In July 2023, one loan with principal of $1.0 million was sold to an unaffiliated third party. The company recognized a gain of approximately $8 thousand net of commissions payable to third parties. In October 2023, one loan with principal of $500 thousand was sold to an unaffiliated third party. The company recognized a gain of approximately $1 thousand.
(4)
On July 1, 2023, one loan with a principal balance of $599 thousand was re-categorized as a second trust deed. Prior to July 1, 2023 that loan had been categorized as a first trust deed.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2023 (unaudited)

During the three and nine months ended September 30, 2023, the company extended one and six maturing loans with aggregated principal of approximately $650 thousand and $14.4 million, respectively, which are not included in the transactions shown in the table above. The loans have an average extension period of approximately 26 months and 12 months during the three and nine months ended September 30, 2023, respectively, and were current and deemed well collateralized (i.e., the current LTV for the collateral was within lending guidelines as discussed in Note 2 to these financial statements). Interest rates charged to borrowers may be adjusted in conjunction with the loan extensions to reflect current market conditions (in 2023, one extension included rate increases). These loan extensions are made not to forestall collection of a distressed nor an insufficiently collateralized debt from a borrower experiencing financial difficulties, but rather to provide – for an extension fee paid to RMC by the borrower – the additional time and flexibility to pursue opportunities to optimize the performance of the borrower’s real-property investment. These opportunities may include expected lower-than-current long-term interest rates at the completion of the extension term and/or expected higher than current rents or sale prices, resulting from either improved market conditions or improved physical condition and/or financial performance of the property.

As of September 30, 2023, there were no commitments to lend outstanding and no construction or rehabilitation loans outstanding.

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	September 30,	December 31,
	2023	2022
Number of secured loans	49	45
First trust deeds	34	30
Second trust deeds	15	15

Secured loans – principal	$68,235	$72,533
First trust deeds	$55,252	$59,497
Second trust deeds	$12,983	$13,036

Secured loans – lowest interest rate (fixed)	7.3%	6.8%
Secured loans – highest interest rate (fixed)	11.8%	11.0%

Average secured loan – principal	$1,393	$1,612
Average principal as percent of total principal	2.0%	2.2%
Average principal as percent of members’ and manager’s capital, net	2.0%	2.3%
Average principal as percent of total assets	1.9%	2.1%

Largest secured loan – principal	$6,200	$6,735
Largest principal as percent of total principal	9.1%	9.3%
Largest principal as percent of members’ and manager’s capital, net	9.0%	9.5%
Largest principal as percent of total assets	8.6%	8.6%

Smallest secured loan – principal	$185	$146
Smallest principal as percent of total principal	0.3%	0.2%
Smallest principal as percent of members’ and manager’s capital, net	0.3%	0.2%
Smallest principal as percent of total assets	0.3%	0.2%

Number of California counties where security is located	16	11
Largest percentage of principal in one California county	19.7%	26.3%

Number of secured loans with prepaid interest	3	1
Prepaid interest	$189	$254

As of September 30, 2023, 29 loans with principal of approximately $48.7 million provide for monthly payments of interest only, with the principal due at maturity, and 20 loans with principal of approximately $19.5 million (representing 29% of the aggregate principal of the company’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal due at maturity.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2023 (unaudited)

As of September 30, 2023, there were 15 loans in second lien position. The aggregate principal of these loans was approximately $13.0 million and the weighted average LTV at loan closing was 56.93%. All but two loans in second lien position were performing as of September 30, 2023. Of the loans with payments in arrears, one loan has principal outstanding of $760 thousand (LTV 69.88%), is secured by an industrial property located in Santa Clara county, bears an interest rate of 8.875% and matured on August 1, 2023. The other loan with payment in arrears has principal outstanding of $596 thousand (LTV 55.23%), is secured by a single family property located in San Diego county, bears an interest rate of 9.250%, matures on October 1, 2027 and had one payment overdue as of September 30, 2023 which was made on October 19, 2023.

As of September 30, 2023, the company's largest loan with principal of $6.2 million (LTV 47.88%) is secured by an industrial property located in San Diego County, bears an interest rate of 10.500% and matures on February 1, 2024.

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	September 30, 2023			December 31, 2022
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(5)	22	$20,922	31%	21	$25,360	35%
Commercial	19	32,976	48	17	34,386	47
Multi-family	6	8,657	13	6	11,287	16
Land	2	5,680	8	1	1,500	2
Total principal, secured loans	49	$68,235	100%	45	$72,533	100%

(5)
Single family includes one to four unit residential buildings, condominium units, townhouses and condominium complexes. At September 30, 2023, single family consists of five loans with aggregate principal of approximately $4.6 million that are owner occupied and 17 loans with principal of approximately $16.3 million that are non-owner occupied. At December 31, 2022, single family property type consisted of 10 loans with principal of approximately $11.6 million that are owner occupied and 11 loans with principal of approximately $13.8 million that are non-owner occupied.

Lien position/LTV at origination

At funding, secured loans had the lien positions presented in the following table ($ in thousands).

	September 30, 2023			December 31, 2022
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	34	$55,252	81%	30	$59,497	82%
Second trust deeds	15	12,983	19	15	13,036	18
Total principal, secured loans	49	68,235	100%	45	72,533	100%
Liens due other lenders at loan closing		29,032			36,544
Total debt		$97,267			$109,077
Appraised property value at loan closing		$184,320			$195,261
LTV (weighted average) at loan closing		55.9%			58.3%

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2023 (unaudited)

Distribution of secured loans - principal by California counties

The distribution of secured loans within California by counties is presented in the following table ($ in thousands).

	September 30, 2023		December 31, 2022
	Principal	Percent	Principal	Percent
San Francisco Bay Area(6)
San Francisco	$13,430	19.7%	$13,801	19.0%
San Mateo	11,029	16.1	13,054	18.0
Santa Clara	12,393	18.2	19,042	26.3
Alameda	5,516	8.1	6,062	8.4
Contra Costa	—	0.0	1,000	1.4
Napa	640	0.9	644	0.9
Solano	185	0.3	—	0.0
Marin	400	0.6	—	0.0
	43,593	63.9	53,603	74.0
Other Northern California
Placer	1,968	2.9	1,500	2.1
Tehama	405	0.6	405	0.5
San Joaquin	750	1.1	—	0.0
Butte	1,202	1.7	—	0.0
Sacramento	552	0.8	—	0.0
	4,877	7.1	1,905	2.6
Northern California Total	48,470	71.0	55,508	76.6

Southern California Coastal
Los Angeles	3,879	5.7	3,512	4.8
Orange	7,190	10.5	6,809	9.4
San Diego	6,796	10.0	6,704	9.2
	17,865	26.2	17,025	23.4
Other Southern California – Riverside	1,900	2.8	—	0.0
Southern California Total	19,765	29.0	17,025	23.4
Total principal, secured loans	$68,235	100.0%	$72,533	100.0%

(6)
Includes Silicon Valley

Scheduled maturities/Secured loans-principal

Secured loans scheduled to mature in periods as of and after September 30, 2023, are presented in the following table ($ in thousands).

				First Trust Deeds		Second Trust Deeds
	Loans	Principal	Percent	Loans	Principal	Loans	Principal
2023 (scheduled to mature after September 30)	7	$10,287	15%	5	$8,045	2	$2,242
2024	19	36,505	53	13	31,778	6	4,727
2025	10	12,801	19	5	8,143	5	4,658
2026	2	585	1	2	585	—	—
2027	3	1,918	3	2	1,322	1	596
Thereafter	4	1,787	3	4	1,787	—	—
Total scheduled maturities	45	63,883	94	31	51,660	14	12,223
Matured(7)	4	4,352	6	3	3,592	1	760
Total principal, secured loans	49	$68,235	100%	34	$55,252	15	$12,983

(7)
See Delinquency/Secured loans with payments in arrears below for additional information on matured loans.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2023 (unaudited)

Scheduled maturities are presented based on the most recent in-effect agreement with the borrower, including forbearance agreements. As a result, matured loans at September 30, 2023, for the scheduled maturities table above may differ from the same captions in the tables of delinquencies and payment in arrears presented below that do not consider forbearance agreements. For matured loans, the company may continue to accept payments while pursuing collection of principal or while negotiating an extension of the maturity date.

Delinquency/Secured loans

Secured loans principal summarized by payment-delinquency status are presented in the following table ($ in thousands).

	September 30, 2023		December 31, 2022
	Loans	Principal	Loans	Principal
Current	41	$57,712	40	$64,423
Past Due
30-89 days	4	5,941	1	4,940
90-179 days	1	857	2	1,681
180 or more days	3	3,725	2	1,489
Total past due	8	10,523	5	8,110
Total principal, secured loans	49	$68,235	45	$72,533

At September 30, 2023 and December 31, 2022, there was one loan with a forbearance agreement in effect with principal of $990 thousand, included in the table above as 180 or more days delinquent. Six of the eight loans past due at September 30, 2023 were in first lien position and had principal payments in arrears of approximately $3.6 million. The other two loans past due at September 30, 2023 were in second lien position and had principal payments in arrears of approximately $760 thousand.

Delinquency/Secured loans with payments in arrears

Payments in arrears for secured loans (6 loans) at September 30, 2023 are presented in the following tables ($ in thousands).

	Loans		Principal		Interest(8)
At September 30, 2023	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	1	3	$760	$—	$—	$47	$807
90-179 days (4-6 payments)	1	—	857	—	—	—	857
180 or more days (more than 6 payments)	2	1	2,735	—	11	54	2,800
Total past due	4	4	$4,352	$—	$11	$101	$4,464

(8)
September 2023 interest is due October 1, 2023 and is not included in the payments in arrears at September 30, 2023.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2023 (unaudited)

Secured loans with payments in arrears, principal by LTV and lien position at September 30, 2023 are presented in the following table ($ in thousands). The LTVs shown in this table use the appraisals at origination of the loans.

	Secured loans with payments in arrears, principal
LTV(9)	First trust deeds	Percent(10)	Second trust deeds	Percent(10)	Total principal	Percent(10)
<40%	$—	0.0%	$—	0.0%	$—	0.0%
40-49%	4,180	6.1	—	0.0	4,180	6.1
50-59%	1,905	2.8	—	0.0	1,905	2.8
60-69%	3,082	4.5	596	0.9	3,678	5.4
Subtotal <70%	9,167	13.4	596	0.9	9,763	14.3

70-79%	—	0.0	760	1.1	760	1.1
Subtotal <80%	9,167	13.4	1,356	2.0	10,523	15.4

≥80%	—	0.0	—	0.0	—	0.0

Total	$9,167	13.4%	$1,356	2.0%	$10,523	15.4%

(9)
LTV classifications in the table above are based on principal, advances and interest unpaid at September 30, 2023.
(10)
Percent of total principal of secured loans (totaling $68.2 million) at September 30, 2023.

Matured loans, principal by LTV and lien position at September 30, 2023 are presented in the following table ($ in thousands). The LTVs shown in this table use the appraisals at origination of the loans.

	Secured loans past maturity, principal
LTV(11)	First trust deeds	Percent(12)	Second trust deeds	Percent(12)	Total principal	Percent(12)
<40%	$—	0.0%	$—	0.0%	$—	0.0%
40-49%	—	0.0	—	0.0	—	0.0
50-59%	1,500	2.2	—	0.0	1,500	2.2
60-69%	2,092	3.1	—	0.0	2,092	3.1
Subtotal <70%	3,592	5.3	—	0.0	3,592	5.3

70-79%	—	0.0	760	1.1	760	1.1
Subtotal <80%	3,592	5.3	760	1.1	4,352	6.4

≥80%	—	0.0	—	0.0	—	0.0

Total	$3,592	5.3%	$760	1.1%	$4,352	6.4%

(11)
LTV classifications in the table above are based on principal, advances and interest unpaid at September 30, 2023.
(12)
Percent of total principal of secured loans (totaling $68.2 million) at September 30, 2023.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2023 (unaudited)

Non-accrual status/Secured loans

Secured loans in non-accrual status are summarized in the following table ($ in thousands).

	September 30, 2023	December 31, 2022
Number of loans	none	2
Principal		$1,489
Advances		1
Accrued interest(13)		4
Total recorded investment		$1,494
Foregone interest		$58

(13)
Accrued interest in the table above is the amount of interest accrued prior to the loan being placed on non-accrual status, net of any payments received while in non-accrual status.

In conjunction with the adoption of ASC 326 (CECL), the company changed its guidelines for non-accrual status and recognized a cumulative-effect adjustment (with an increase to members’ and manager’s capital) of $58 thousand to recognize previously foregone interest for loans designated non-accrual at December 31, 2022. In periods prior to January 1, 2023, loans were placed on non-accrual status if 180 days delinquent or earlier if management determined that the primary source of repayment would come from the foreclosure and subsequent sale of the collateral securing the loan (which usually occurs when a notice of sale is filed) or when the loan was no longer considered well-secured.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2023 (unaudited)

Provision/allowance for credit losses

Activity in the allowance for credit losses for the nine months ended September 30 are presented in the following table ($ in thousands).

	2023			2022
	Principal and Advances	Interest	Total	Principal and Advances	Interest	Total
Balance, December 31	$30	$25	$55	$30	$25	$55
Adoption of ASC 326 (CECL)	30	35	65	—	—	—
Balance, January 1	60	60	120	30	25	55
Provision for (Recovery of) loan losses	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—
Balance, September 30	$60	$60	$120	$30	$25	$55

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

In conjunction with the adoption of ASC 326 (CECL), the company recognized a cumulative-effect adjustment (with a decrease to members’ and manager’s capital) of $65 thousand to the allowance for credit losses to recognize lifetime expected credit losses for secured loans at December 31, 2022. The limited number of loans and the short terms for which the loans are written enabled the manager to do a loan-by-loan analysis to determine the risk of loss. Beginning in 2023, the analysis is updated quarterly with any change to the expected credit losses recognized in the period.

The analysis includes projecting the outstanding principal for loans – individually and in total, by lien position – until maturity to determine the count, amount and weighted average LTV of the loans for future quarters and fiscal years.

Secured loans count, principal and weighted average LTV at September 30, 2023 and the projected year-end count, principal and weighted average LTV based on contractual maturities (by lien position) are presented in the following table ($ in thousands).

				First Trust Deeds			Second Trust Deeds
	Loans	Principal	LTV	Loans	Principal	LTV	Loans	Principal	LTV
September 30, 2023	49	$68,235	55.9%	34	$55,252	55.7%	15	$12,983	56.9%

Year end
2023	38	53,596	55.0	26	43,615	54.9	12	9,981	55.3
2024	19	17,091	51.9	13	11,837	50.5	6	5,254	55.1
2025	9	4,290	51.0	8	3,694	50.3	1	596	55.2
2026	7	3,705	54.2	6	3,109	54.0	1	596	55.2
2027	4	1,787	43.9	4	1,787	43.9	0	—	0.0
2028	2	619	25.0	2	619	25.0	0	—	0.0
2033	1	219	37.2	1	219	37.2	0	—	0.0
2035	0	—	0.0	0	—	0.0	0	—	0.0
As indicated by the tables above, there is no future period covered in the analysis – nor is there any individual loan – in which a real estate market decline in values is likely to occur that would be sufficient to offset the substantial protective equity in the secured-loan portfolio (and in the individual loans) sufficient to put at risk collection of amounts owed under the notes, secured by the deeds of trust. In arriving at the determination, the manager consulted a range of banking/industry and academic studies and forecasts.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2023 (unaudited)

In performing the analysis, the manager considered the vintages in which the secured loans originated. The ultimate collectability of the amounts owed is reliant on the estimation of the current fair value of the real property collateral and the time to maturity. Further there is no evidence, nor any indication in the analysis, that the ultimate collectability of the amounts owed fluctuates with the time on file or vintage. Such considerations are consistent with the ‘no-credit-losses’ experience of the company over the preceding five or more years. The LTVs shown in this table use the appraisals at origination of the loans.

	Secured loans, principal
LTV(14)	First trust deeds	Percent	Count	Second trust deeds	Percent	Count	Total principal	Percent
<40%	$2,932	4.3%	7	$885	1.4%	2	$3,817	5.7%
40-49%	21,623	31.7	7	3,500	5.1	2	25,123	36.8
50-59%	3,647	5.3	4	1,130	1.7	3	4,777	7.0
60-69%	24,409	35.8	14	3,889	5.7	3	28,298	41.5
Subtotal <70%	52,611	77.1	32	9,404	13.9	10	62,015	91.0

70-79%	641	0.9	1	3,579	5.2	5	4,220	6.1
Subtotal <80%	53,252	78.0	33	12,983	19.1	15	66,235	97.1

≥80%	2,000	2.9	1	—	0.0	—	2,000	2.9

Total	$55,252	80.9%	34	$12,983	19.1%	15	$68,235	100.0%

(14)
LTV classifications in the table above are based on principal, advances and interest unpaid at September 30, 2023.

Fair Value

The following methods and assumptions are used when estimating fair value (Level 3 inputs).

Secured loans/performing

Due to the nature of the company’s loans and borrowers, the fair value of loan balances secured by deeds of trust is deemed to approximate the recorded amount (per the consolidated financial statements) as the company's loans:

•
are of shorter terms at origination than commercial real estate loans by institutional lenders and conventional single-family home mortgage lenders;
•
are written without a prepayment penalty causing uncertainty/a lack of predictability as to the expected duration of the loan; and
•
have limited marketability and are not yet sellable into an established secondary market.

Secured loans, with payments in arrears

The fair value of secured loans with payments in arrears is the lesser of the fair value of the collateral or the enforceable amount of the note. Secured loans with payments in arrears are collateral dependent because it is expected that the primary source of repayment will not be from the borrower but rather from the collateral. The fair value of the collateral is determined on a nonrecurring basis by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values and publicly available information on in-market transactions (Level 3 inputs). When the fair value of the collateral exceeds the enforceable amount of the note, the borrower is likely to redeem the note. Accordingly, third party market participants would generally pay the fair value of the collateral, but no more than the enforceable amount of the note.

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

September 30, 2023 (unaudited)

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
NOTE 5 – LINE OF CREDIT

Activity involving the line of credit during the nine months ended September 30 is presented in the following table ($ in thousands).

	2023	2022
Balance, January 1,	$9,900	$8,480
Draws	2,466	9,900
Repayments	(6,409)	(8,480)
Balance, September 30,	$5,957	$9,900
Line of credit - average daily balance	$8,250	$8,000

In March 2020, RMI IX entered into a revolving line of credit and term loan agreement with Western Alliance Bank (“WAB”) which is governed by the terms of the Business Loan Agreement between WAB and company (“original credit agreement”), which was as amended and modified by the First Loan Modification Agreement made effective March 4, 2022 (the “modification agreement” and together with the original credit agreement, the “2022 credit agreement”).

Under the terms of the 2022 credit agreement, RMI IX can borrow up to a maximum principal of $10 million pursuant to a line of credit subject to a borrowing base calculation set forth in the 2022 credit agreement and the amounts advanced under the 2022 credit agreement are secured by a first priority security interest in the notes and deeds of trust of the pledged loans in the borrowing base. The maturity date of the 2022 credit agreement is March 13, 2024 when all amounts outstanding are then due. For a fee of one-quarter of one percent (0.25%), RMI IX has the option prior to maturity date to convert the then outstanding principal balance under the 2022 credit agreement to a two-year term loan maturing in March 2026.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2023 (unaudited)

Prior to the modification agreement, interest on outstanding principal was payable monthly and accrued at the per annum rate of the greater of (i) five percent (5%) or (ii) the sum of the one-month LIBOR rate plus three and one-quarter percent (3.25%). The modification agreement replaced LIBOR as the reference rate under the 2022 credit agreement with the 30-day American Interbank Offered Rate Term -30 Index published for loans in United States Dollars by the American Financial Exchange (“Ameribor”). Following the modification agreement, interest on the outstanding principal under the line of credit is payable monthly and accrues at the annual rate that is the greater of: (i) the Ameribor Rate plus three and one-quarter percent (3.25%) and (ii) five percent (5.0%). The fair value of the balance on the line of credit is deemed to approximate the recorded amount because the reference rate plus 3.25% and the other terms and conditions, including the two-year term, of the 2022 credit agreement are reflective of market rate terms (Level 2 inputs).

If the company does not maintain the required compensating balance with a minimum daily average of $1.0 million for the calendar quarter, the interest rate automatically increases by one-quarter of one percent (0.25%) above that rate which would otherwise be applicable for the next calendar quarter retroactive to the beginning of the calendar quarter in which the compensating balance is not maintained. At September 30, 2023, the interest rate was eight and sixty three one-hundredths percent (8.63%).

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

Advances on the line of credit are to be used exclusively to fund secured loans. The credit agreement provides for customary financial and borrowing base reporting by the company to the bank and specifies that the company shall maintain (i) minimum tangible net worth of $50 million, net of amounts due from related companies; (ii) debt service coverage ratio at all times of not less than 2.00 to 1.00; and (iii) loan payment delinquency of less than ten percent (10.0%) at calendar quarter-end, calculated as the principal of loans with payments over 61-days past due as determined by the bank’s guidance, less loan loss allowances, divided by total principal of the company’s loans. The credit agreement provides that in the event the credit payment delinquency rate exceeds 10.0% as of the end of any quarter, the bank will cease to make any further advances until the company is compliant with the covenant but agrees not to accelerate repayment of the loan.

At September 30, 2023 and December 31, 2022, aggregate principal of pledged loans was approximately $9.5 million and $24.5 million, respectively, with a maximum allowed advance thereon of approximately $10 million, subject to the borrowing base calculation.

The debt issuance costs from the original credit agreement were fully amortized in March 2022. Debt issuance costs of approximately $57 thousand from the modification agreement are being amortized over the two-year term of the modification agreement. Amortized debt issuance costs included in interest expense approximated $7 thousand for the three months ended September 30, 2023 and 2022, and $21 thousand and $28 thousand for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

Commitments

Note 3 (Manager and Other Related Parties) presents a detailed discussion of the company’s contractual obligations to RMC and scheduled redemptions of members’ capital at September 30, 2023.

Legal proceedings

As of September 30, 2023, the company is not involved in any legal proceedings or governmental proceedings other than those that would be considered part of the normal course of business. In the normal course of its business, the company may become involved in legal proceedings (such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc.) to collect the debt owed under the promissory notes, to enforce the provisions of the deeds of trust, to protect its interest in the real property subject to the deeds of trust and to resolve disputes with borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the company (i.e., exceeding ten percent of the company’s consolidated current assets).

NOTE 7 – SUBSEQUENT EVENTS

The manager evaluated events occurring subsequent to September 30, 2023 and determined that there were no events or transactions occurring during this reporting period that require recognition or disclosure in the unaudited financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (or SEC). The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operations results to be expected for the full year.

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

Results of Operations

The following discussion describes our results of operations for the three and nine months ended September 30, 2023.

Key Performance Indicators

Key performance indicators as of and for the nine months ended September 30 are presented in the following tables ($ in thousands).

	2023	2022
Members’ capital, gross – end of period balance	$69,620	$74,275
Members’ capital, gross – average daily balance	$71,673	$76,568

Member redemptions(1)	$3,268	$5,351

Secured loans principal – end of period balance	$68,235	$75,500
Secured loans principal – average daily balance	$72,039	$77,579

Number of first trust deeds	34	30
Principal – first trust deeds	$55,252	$62,399
Weighted average LTV – first trust deeds(2)	55.7%	57.9%

Number of second trust deeds	15	15
Principal – second trust deeds	$12,983	$13,101
Weighted average LTV – second trust deeds(2)	56.9%	45.7%

Interest income	$5,035	$4,972
Portfolio interest rate(3)	8.9%	8.2%
Effective yield rate(4)	9.3%	8.5%

Line of credit – end of period balance	$5,957	$9,900
Line of credit – average daily balance(5)	$8,250	$8,000

Interest expense	$530	$342
Interest rate – line of credit(5)	8.6%	5.7%

Provision for (recovery of) loan losses	$—	$—

Total operations expense(9)	$1,677	$1,424

Net income(9)	$2,854	$3,279
Percent of average members’ capital(6)(7)	5.3%	5.7%

Member distributions	$2,638	$3,117
Percent of average members’ capital(6)(8)	4.9%	5.4%

(1)
Eligible redemption requests scheduled but not paid at September 30, 2023 of approximately $8.7 million are carried forward to subsequent quarters until paid. At September 30, 2023, scheduled redemptions of members’ capital were approximately $10.1 million. (Scheduled redemptions of members' capital were $1.2 million as of December 31, 2022).
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

Key performance indicators as of and for the three months ended September 30 are presented in the following table ($ in thousands).

	2023	2022
Members’ capital, gross – end of period balance	$69,620	$74,275
Members’ capital, gross – average daily balance	$70,626	$75,440

Member redemptions(1)	$1,316	$1,975

Secured loans principal – end of period balance	$68,235	$75,500
Secured loans principal – average daily balance	$69,580	$79,331

Number of first trust deeds	34	30
Principal – first trust deeds	$55,252	$62,399
Weighted average LTV – first trust deeds(2)	55.7%	57.9%

Number of second trust deeds	15	15
Principal – second trust deeds	$12,983	$13,101
Weighted average LTV – second trust deeds(2)	56.9%	45.7%

Interest income	$1,673	$1,815
Portfolio interest rate(3)	9.2%	8.3%
Effective yield rate(4)	9.6%	9.2%

Line of credit – end of period balance	$5,957	$9,900
Line of credit – average daily balance(5)	$6,973	$9,900

Interest expense	$159	$144
Interest rate – line of credit(5)	8.6%	5.7%

Provision for (recovery of) loan losses	$—	$—

Total operations expense(9)	$611	$476

Net income(9)	$918	$1,239
Percent of average members’ capital(6)(7)	5.1%	6.5%

Member distributions	$866	$1,012
Percent of average members’ capital(6)(8)	4.9%	5.4%

(1)
Redemption requests scheduled but not paid at September 30, 2023 of approximately 8.7 million are carried forward to subsequent quarters until paid. At September 30, 2023, scheduled redemptions of members’ capital were approximately $10.1 million. (Scheduled redemptions of members' capital were $1.2 million as of December 31, 2022).
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

Redemptions of members capital

Redemptions of members’ capital for the three and nine months ended September 30 are presented in the following table ($ in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
Redemptions	2023	2022	2023	2022
Without penalty	$1,314	$1,975	$3,244	$5,240
With penalty	2	—	24	111
Total	$1,316	$1,975	$3,268	$5,351
Early withdrawal penalties	$—	$—	$1	$3

For members’ capital redemption requests received in 2023 and ongoing, the manager intends to adhere to the quarterly and annual members’ capital redemption limitations as described in the company’s Operating Agreement. Pursuant to the Operating Agreement, unless waived by the manager, the company will not redeem in any calendar year more than five percent (5.0%) and in any calendar quarter one and one-quarter percent (1.25%) of the weighted average number of units outstanding in the twelve (12) month period immediately prior to the date of redemption. The manager has no present intention to exercise its discretionary power to waive or modify the enforcement of the redemptions limitation in the foreseeable future.

Eligible redemption requests at September 30, 2023 approximated $10.1 million, of which $5.3 million was attributable to scheduled but unpaid redemption requests from periods prior to June 30, 2023 due to the capital redemption limitations described above, and $4.8 million was from new redemption requests received in the quarter ended September 30, 2023. The September 30, 2023 redemption was limited to $902 thousand.

Of the $902 thousand limit on capital redemptions, $899 thousand was actually paid. In addition, the manager, at its sole discretion, made 11 additional payments totaling $342 thousand in members’ capital redemptions, to correct short payments in prior quarters.

Therefore, eligible but unpaid redemptions at September 30, 2023 were $8.8 million. New redemption requests received for the quarter ended September 30, 2023, which are eligible to be paid beginning December 31, 2023 were $3.2 million. Eligible redemption requests at December 31, 2023 approximates $12.0 million.

Members’ capital redemption requests received in 2022, but not fully paid by December 31, 2022, were approximately $232 thousand, all of which were paid by September 2023.

Secured loans

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a secured loan portfolio that has substantial protective equity (i.e., property value to outstanding debt) as indicated by the overall weighted average loan-to-value ratio (LTV) which at September 30, 2023 was approximately 55.9% at time of origination. Thus, pursuant to the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 44.1% in the property, and we as a lender have lent in the aggregate 55.9% (including other senior liens on the property, for other than first-lien loans) against the properties we hold as collateral for the repayment of our loans.

Secured loans, principal by LTV and lien position at September 30, 2023 are presented in the following table ($ in thousands). The LTVs shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Secured loans, principal
LTV(1)	First trust deeds	Percent	Second trust deeds	Percent	Total principal	Percent
<40%	$2,932	4.3%	$885	1.4%	$3,817	5.7%
40-49%	24,714	36.2	3,500	5.1	28,214	41.3
50-59%	8,255	12.1	1,130	1.7	9,385	13.8
60-69%	16,710	24.5	3,889	5.7	20,599	30.2
Subtotal <70%	52,611	77.1	9,404	13.9	62,015	91.0

70-79%	641	0.9	3,579	5.2	4,220	6.1
Subtotal <80%	53,252	78.0	12,983	19.1	66,235	97.1

≥80%(2)	2,000	2.9	—	0.0	2,000	2.9

Total	$55,252	80.9%	$12,983	19.1%	$68,235	100.0%

(1)
LTV classifications in the table above are based on the sum of principal, advances and interest unpaid at September 30, 2023.
(2)
One loan with principal of approximately $2.0 million has an LTV of 108.18%. The loan agreement was executed by an individual with substantial real estate holdings, experience and financial resources.

Loans with payments in arrears, principal by LTV and lien position at September 30, 2023 are presented in the following table ($ in thousands). The LTVs shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Secured loans with payments in arrears, principal
LTV(3)	First trust deeds	Percent(4)	Second trust deeds	Percent(4)	Total principal	Percent(4)
<40%	$—	0.0%	$—	0.0%	$—	0.0%
40-49%	6,915	10.1	—	0.0	6,915	10.1
50-59%	404	0.6	—	0.0	404	0.6
60-69%	1,848	2.7	596	0.9	2,444	3.6
Subtotal <70%	9,167	13.4	596	0.9	9,763	14.3

70-79%	—	0.0	760	1.1	760	1.1
Subtotal <80%	9,167	13.4	1,356	2.0	10,523	15.4

≥80%	—	0.0	—	0.0	—	0.0

Total	$9,167	13.4%	$1,356	2.0%	$10,523	15.4%

(3)
LTV classifications in the table above are based on the sum of principal, advances and interest unpaid at September 30, 2023.
(4)
Percent of secured loans principal, end of period balance.

Matured loans, principal by LTV and lien position at September 30, 2023 are presented in the following table ($ in thousands). The LTVs shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Secured loans past maturity, principal
LTV(5)	First trust deeds	Percent(6)	Second trust deeds	Percent(6)	Total principal	Percent(6)
<40%	$—	0.0%	$—	0.0%	$—	0.0%
40-49%	2,735	4.0	—	0.0	2,735	4.0
50-59%	—	0.0	—	0.0	—	0.0
60-69%	857	1.3	—	0.0	857	1.3
Subtotal <70%	3,592	5.3	—	0.0	3,592	5.3

70-79%	—	0.0	760	1.1	760	1.1
Subtotal <80%	3,592	5.3	760	1.1	4,352	6.4

≥80%	—	0.0	—	0.0	—	0.0

Total	$3,592	5.3%	$760	1.1%	$4,352	6.4%

(5)
LTV classifications in the table above are based on the sum of principal, advances and interest unpaid at September 30, 2023.
(6)
Percent of secured loans principal, end of period balance.

Payments in arrears for secured loans (i.e., principal and interest payments past due 30 or more days) at September 30, 2023 totaled approximately $4.5 million of which approximately $4.4 million was principal and approximately $112 thousand was accrued interest. The entire principal in arrears was loans past maturity. All but one secured loan with principal in arrears was in first lien position.

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations as to the secured loan portfolio, including loan characteristics, scheduled maturities, delinquency and payments in arrears, loans in non-accrual status and the allowance for credit losses.

Performance overview/net income 2023 v. 2022 (nine months ended)

Net income available to members as a percent of members’ capital, gross – average daily balance (annualized) was 5.3% and 5.7% for the nine months ended September 30, 2023 and 2022. Net income decreased approximately $425 thousand for the nine months ended September 30, 2023 as compared to the same period in 2022 primarily due to an increase in operations expense of approximately $253 thousand, a decrease in net interest income of approximately $125 thousand and a decrease in late fees and gain on sale of loans of approximately $47 thousand. In line with a rising rate environment, the portfolio rate on secured loans has increased by 0.7% since September 30, 2022. This increase is partially offset by an increase in the borrowing rate on the line of credit of 3.0%.

Analysis and discussion of income from operations 2023 v. 2022 (nine months ended)

Significant changes to net income for the nine months ended September 30, 2023 and 2022 are summarized in the following table ($ in thousands).

	Net interest income	Provision for (recovery of) loan losses	Operations expense	Net income
Nine months ended
September 30, 2023	$4,505	—	1,677	$2,854
September 30, 2022	4,630	—	1,424	3,279
Change	$(125)	—	253	$(425)

Change
Decrease secured loans principal - average daily balance	$(351)	—	(11)	$(340)
Effective yield rate	414	—	—	414
Decrease members' capital - average daily balance	—	—	(32)	32
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	6	(6)
Interest on line of credit	(195)	—	—	(195)
Amortization of debt issuance costs	7	—	—	7
Late fees	—	—	—	(15)
Gain on sale, loans	—	—	—	(32)
Increase in allocable expenses from RMC	—	—	(4)	4
RMC fees/costs reimbursements collected	—	—	(4)	4
Reduced legal services	—	—	(14)	14
Timing of services rendered	—	—	62	(62)
Independent contractors	—	—	220	(220)
Expanded audit services	—	—	31	(31)
Other	—	—	(1)	1
Change	$(125)	—	253	$(425)

The table above presents only the significant changes to net income for the period, and is not intended to cross-foot.

Net interest income

Net interest income decreased approximately $125 thousand (2.7%) for the nine months ended September 30, 2023 compared to the same period in 2022. The decrease in net interest income is due to an increase in interest expense of approximately $188 thousand (55.0%) resulting from an increase in the line of credit average daily balance of approximately $250 thousand (3.1%) for the nine months ended September 30, 2023 compared to the same period in 2022 and a rapid increase in interest rates, offset in part by a decrease in amortized issuance costs of $7 thousand (25%), although interest income increased approximately $63 thousand (1.3%) due primarily to an increase in portfolio interest rate of 0.7 percent (8.1%).

The increase in the line of credit – average daily balance of approximately $250 thousand (3.1%) for the nine months ended September 30, 2023 compared to the same period in 2022, and the increase in the average interest rate on the line of credit of 3.0 percent (52.2%) compared to the same period in 2022, resulted in an increase of approximately $195 thousand (62.0%) in the interest expenses on the line of credit. See Key performance indicators table included above in Item 2 of this report for details on the average interest rate on the line of credit.

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

Operations expense

Significant changes to operations expense for the nine months ended September 30, 2023 and 2022 are summarized in the following table ($ in thousands).

	Mortgage servicing fees	Asset management fees	Costs from RMC, net	Professional services	Other	Total
Nine months ended
September 30, 2023	$135	382	267	885	8	$1,677
September 30, 2022	146	414	269	569	26	1,424
Change	$(11)	(32)	(2)	316	(18)	$253

Change
Decrease secured loans principal - average daily balance	$(11)	—	—	—	—	$(11)
Decrease members' capital - average daily balance	—	(32)	—	—	—	(32)
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	6	—	—	6
Increase in allocable expenses from RMC	—	—	(4)	—	—	(4)
RMC fees/costs reimbursements collected	—	—	(4)	—	—	(4)
Reduced legal services	—	—	—	(14)	—	(14)
Timing of services rendered	—	—	—	62	—	62
Independent contractors	—	—	—	220	—	220
Expanded audit services	—	—	—	31	—	31
Other	—	—	—	17	(18)	(1)
Change	$(11)	(32)	(2)	316	(18)	$253

Mortgage servicing fees

The decrease in mortgage servicing fees of approximately $11 thousand for the nine months ended September 30, 2023 as compared to the same period in 2022 was due to a decrease in the average daily balance – secured loans of approximately $5.5 million. The decrease in the average daily balance – secured loans was due to a reduction in members’ capital as members’ redemptions exceeded the purchase of DRIP units.

Asset Management Fees

The decrease in asset management fees of approximately $32 thousand was due to a decrease in the members' capital base at December 31, 2022 compared to December 31, 2021. The decrease in the members' capital base is due in part to increased redemption requests and a decrease in loan payoffs largely attributable to the recent rapid increase in interest rates. The asset management fee is determined based on the prior year end member’s capital base which is computed as the then fair value of the company’s loans plus working capital reserves less outstanding debt.

Costs from RMC, net

RMC is entitled to request reimbursement for operations expense incurred on behalf of RMI IX, including without limitation, RMC's personnel and non-personnel costs incurred for qualifying business activities, including investor services, accounting, tax and data processing, postage and out-of-pocket general and administration expenses. In the nine months ended September 30, 2023, RMC – at its sole discretion – collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income). The reimbursement of costs waived by RMC was approximately $339 thousand and $336 thousand in the nine months ended September 30, 2023 and 2022, respectively.

The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $606 thousand and $605 thousand during the nine months ended September 30, 2023 and 2022, respectively.

Professional Services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The increase in professional services of approximately $316 thousand for the nine months ended September 30, 2023 compared to the same period in 2022 was due to an increase in fees to independent consultants, timing differences of services rendered and an increase in audit fees due to expanded audit services related to CECL adoption, offset in part by a decrease in legal fees due to reduced legal services. Services provided by independent consultants and third party service providers are ongoing for finance, tax, accounting and information technology.

Analysis and discussion of income from operations 2023 v. 2022 (three months ended)

Significant changes to net income for the three months ended September 30, 2023 and 2022 are summarized in the following table ($ in thousands).

	Net interest income	Provision for (recovery of) loan losses	Operations expense	Net income
Three months ended
September 30, 2023	$1,514	—	611	$918
September 30, 2022	1,671	—	476	1,239
Change	$(157)	—	135	$(321)

Change
Decrease secured loans principal - average daily balance	$(235)	—	(5)	$(230)
Effective yield rate	93	—	—	93
Decrease in members' capital - average daily balance	—	—	(11)	11
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	5	(5)
Interest on line of credit	(15)	—	—	(15)
Late fees	—	—	—	(9)
Gain on sale, loans	—	—	—	(20)
Decrease in allocable expenses from RMC	—	—	(10)	10
Expanded legal services	—	—	11	(11)
Timing of services rendered	—	—	64	(64)
Independent contractors	—	—	72	(72)
Expanded audit services	—	—	13	(13)
Other	—	—	(4)	4
Change	$(157)	—	135	$(321)

The table above presents only the significant changes to net income for the period, and is not intended to cross-foot.

Net interest income

Net interest income decreased by approximately $157 thousand (9.4%) for the three months ended September 30, 2023 compared to the same period in 2022. The decrease in net interest income is due to an decrease in interest income of approximately $142 thousand resulting from a decrease in the average daily balance – secured loans of approximately $9.8 million (12.3%) for the three months ended September 30, 2023 compared to the same period in 2022 and an increase in interest expense of approximately $15 thousand (10.4%) due to a rapid increase in interest rates, offset in part by a decrease in the line of credit average daily balance of approximately $2.9 million (29.6%).

An increase in the average interest rate on the line of credit of 3.0 percent (52.2%) compared to the same period in 2022 resulted in an increase in the interest expenses on the line of credit of approximately $15 thousand (10.9%). See Key performance indicators table included above in Item 2 of this report for details on the average interest rate on the line of credit.

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

Operations expense

Significant changes to operations expense for the three months ended September 30, 2023 and 2022 are summarized in the following table ($ in thousands).

	Mortgage servicing fees	Asset management fees	Costs from RMC, net	Professional services	Other	Total
Three months ended
September 30, 2023	$44	127	98	340	2	$611
September 30, 2022	49	138	103	175	11	476
Change	$(5)	(11)	(5)	165	(9)	$135

Change

Decrease secured loans principal - average daily balance	$(5)	—	—	—	—	$(5)
Decrease in members' capital - average daily balance	—	(11)	—	—	—	(11)
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	5	—	—	5
Decrease in allocable expenses from RMC	—	—	(10)	—	—	(10)
Expanded legal services	—	—	—	11	—	11
Timing of services rendered	—	—	—	64	—	64
Independent contractors	—	—	—	72	—	72
Expanded audit services	—	—	—	13	—	13
Other	—	—	—	5	(9)	(4)
Change	$(5)	(11)	(5)	165	(9)	$135

Mortgage servicing fees

The decrease in mortgage servicing fees of approximately $5 thousand for the three months ended September 30, 2023 as compared to the same period in 2022 was due to a decrease in the average daily balance – secured loans of approximately $9.8 million. The decrease in the average daily balance – secured loans was due to a reduction in members’ capital as members’ redemptions exceeded the purchase of DRIP units.

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

Costs from RMC, net

RMC is entitled to request reimbursement for operations expense incurred on behalf of RMI IX, including without limitation, RMC's personnel and non-personnel costs incurred for qualifying business activities, including investor services, accounting, tax and data processing, postage and out-of-pocket general and administration expenses. In the three months ended September 30, 2023, RMC – at its sole discretion – collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income). The reimbursement of costs waived by RMC was approximately $90 thousand and $132 thousand in the three months ended September 30, 2023 and 2022, respectively.

The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $188 thousand and $235 thousand in the three months ended September 30, 2023 and 2022, respectively. The decrease was primarily due to a decrease in allocable costs period over period.

Professional Services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The increase in professional services of approximately $165 thousand for the three months ended September 30, 2023 compared to the same period in 2022 was due to an increase in fees to independent consultants, timing differences of services rendered, an increase in audit fees due to expanded audit services related to CECL adoption and an increase in legal fees due to increased legal services. Services provided by independent consultants and third party service providers are ongoing for finance, tax, accounting and information technology.

Cash flows and liquidity

Cash flows by business activity for the nine months ended September 30, 2023 are presented in the following table ($ in thousands).

	2023	2022
Members’ capital
Earnings distributed to members, net of DRIP	$(1,500)	$(1,631)
Redemptions, net	(3,267)	(5,348)
O&O expenses repaid by RMC	38	87
Early withdrawal penalties	(1)	(3)
Cash – members’ capital, net	(4,730)	(6,895)

Borrowings
Line of credit borrowings (payments), net	(3,943)	1,420
Interest paid	(528)	(308)
Debt issuance costs paid	—	(57)
Cash – borrowings, net	(4,471)	1,055
Cash – members' capital and borrowings, net	(9,201)	(5,840)

Loan principal/advances/interest
Loans funded & advances, net	(22,983)	(21,001)
Principal collected	28,033	24,137
Loans transferred from related mortgage funds	(3,393)	(1,939)
Loans transferred to related mortgage fund	1,142	—
Loans sold to non-affiliate	1,011	4,529
Interest received, net	4,948	4,494
Late fees	60	51
Promissory note funded to related party	(3,300)	(1,000)
Promissory note repaid by related party	500	1,000
Cash – loans, net	6,018	10,271

Formation loan collected	156	226

Operations expense	(1,892)	(1,436)

Net change in cash	$(4,919)	$3,221
Cash, end of period	$136	$4,254

Borrowings

See Note 5 (Line of Credit) to the financial statements included in Part I, Item 1 of this report for a discussion of activity relating to the 2022 credit agreement, which discussion is incorporated by this reference into this Item 2.

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

The manager believes these sources of funds will provide sufficient funds to adequately meet our obligations for the next twelve months.

Contractual obligations and commitments

At September 30, 2023, the company had no construction or rehabilitation loans outstanding, no loan commitments pending, and no off-balance sheet arrangements as such arrangements are not permitted by the Operating Agreement. Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report presents detailed discussion of the company’s contractual obligations to RMC.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the manager’s or company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2023, the company is not involved in any legal proceedings or governmental proceedings other than those that would be considered part of the normal course of business. In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes or protect or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the company (i.e., exceeding ten percent of the company’s consolidated current assets).

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

As of September 30, 2023, the gross proceeds from sales of units to our members under our DRIP pursuant to the May 9, 2019 Form S-3 Registration Statement (after May 9, 2019) was approximately $9.3 million, which proceeds are used for general corporate operations.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibits

3.1

Ninth Amended and Restated Limited Liability Company Operating Agreement (incorporated by reference to Exhibit 3.1 of the Company's registration statement on Form 8-A12B filed March 25, 2016 (File No. 000-55601))

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: November 14, 2023	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer)