Form 10-K
period 2023-12-31
Redwood Mortgage Investors IX
filed 2024-04-18
CIK 1448038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2023

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

The registrant’s units of limited liability company interests are not publicly traded and therefore have no market value. The registrant is conducting an ongoing offering of its units pursuant to a Registration Statement on Form S-3 (File No. 333-231333), which are being sold at $1.00 per unit. The registrant had approximately 69.5 million limited liability company interests outstanding as of February 29, 2024.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Index to Form 10-K

December 31, 2023

i

Forward-Looking Statements

Certain statements in this Report on Form 10-K (“this report”) which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), including statements regarding the company’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods or by use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” “possible” or similar terms or variations on those terms or the negative of those terms. Forward-looking statements include statements regarding trends in the California real estate market; future interest rates and economic conditions and their effect on the company and its assets; estimates as to the allowance for loan losses; forecasts of future sales and redemptions of units, forecasts of future funding of loans; loan payoffs and the possibility of future loan sales (and the gain thereon, net of expenses) to third parties, if any; forecasts of future financial support by the manager including the eventual elimination of financial support; future fluctuations in the net distribution rate; and beliefs relating to how the company will be affected by current economic conditions and trends in the financial and credit markets. Actual results may be materially different from what is projected by such forward-looking statements therefore, you should not place undue reliance on forward looking statements, which reflect our view only as of the date hereof.

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

The rights, duties and powers of the members and manager of the company are governed by the Ninth Amended and Restated Limited Liability Company Operating Agreement of RMI IX (the “Operating Agreement”), as amended, the Delaware Limited Liability Company Act and the California Revised Uniform Limited Liability Company Act.

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

In May 2019, the company filed a Registration Statement on Form S-3 with the SEC (SEC File No. 333-231333) that went effective May 9, 2019 (the “May 2019 Form S-3 Registration Statement”), to offer up to 15 million units ($15 million) to members of record as of April 30, 2019 who had previously elected to participate in the DRIP or who later provide written notice to the manager electing to participate in the DRIP, in those states in which approval has been obtained. As of December 31, 2023, the aggregate gross proceeds from sales of units to members under the company's DRIP pursuant to the May 2019 Form S-3 Registration Statement is approximately $9.6 million.

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

The company redeems units quarterly, subject to certain limitations as provided for in the Operating Agreement. The maximum number of units which may be redeemed per quarter per individual member shall not exceed the greater of (i) 100 thousand units, or (ii) 25% of the member’s total outstanding units. For redemption requests requiring more than one quarter to fully redeem, the percentage discount amount, if any, that applies when the redemption payments begin continues to apply throughout the redemption period and applies to all units covered by such redemption request regardless of when the final redemption payment is made.

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

Pursuant to the Operating Agreement, the company will not, in any calendar year, redeem more than five percent (5%) of the weighted average number of units outstanding during the twelve-month period immediately prior to the date of the redemption; however, the manager may, but is not required to, waive this limitation if it deems it in the best interest of the company. In the event unit withdrawal requests exceed 5% in any calendar year, and are held by the company, units will be redeemed in the order of priority provided in the Operating Agreement. The manager may, in its sole discretion, waive any applicable holding periods or penalties in the event of the death of a member or other exigent circumstances or if the manager believes such waiver is in the best interests of the company. For 2023 and years following, the amount to be paid of eligible members’ capital redemption requests received after December 31, 2022, will comply with the quarterly and annual members’ capital redemption limitations as described in the company’s Operating Agreement. The manager has no present intention to exercise its discretionary power to waive or modify the enforcement of the annual redemption limitation in the foreseeable future.

In 2022, the units redeemed were approximately $8.1 million, which exceeded the annual redemption limitation of approximately $3.8 million.

Eligible members' capital redemption requests at December 31, 2023 approximated $12.0 million, of which $7.1 million were scheduled but unpaid redemption requests received in 2023 at or prior to September 30, 2023 and $4.9 million of new redemption requests received in the quarter ended December 31, 2023 that will be eligible at March 31, 2024. Eligible members' capital redemption requests at December 31, 2022 approximated $232 thousand, all of which were new redemption requests received in the quarter ended December 31, 2022, eligible to be paid beginning at March 31, 2023.

For 2023 and years following, the amount to be paid of eligible members’ capital redemption requests received after December 31, 2022, will comply with the quarterly and annual members’ capital redemption limitations as described in the company’s Operating Agreement. Pursuant to the Operating Agreement, unless waived by the manager, the company will not redeem in any calendar year more than five percent (5.0%) and in any calendar quarter one and one-quarter percent (1.25%) of the weighted average number of units outstanding in the twelve (12) month period immediately prior to the date of redemption. The manager has no present intention to exercise its discretionary power to waive or modify the enforcement of the redemptions limitation in the foreseeable future.

Eligible redemption requests are to be honored in the following order of priority:

•
first, to redemptions upon the death of a member, subject to a cap of $100 thousand per quarter for each deceased member’s account; and
•
next, to all other eligible redemption requests on a pro rata basis.

See the table in “Unit redemption program” under Item 5 - Market for the Registrant’s Units, Related Unitholder Matters and Issuer Purchases of Equity Securities in Part II of this report for a detailed table showing the amount of units redeemed, which table is incorporated by this reference into this Item 1.

Lending and investment guidelines and criteria

Our loans generally have shorter maturities than typical mortgages. In the event that a loan is performing, and collection is deemed probable at maturity (i.e., the loan is considered well collateralized according to then current lending guidelines), we may elect to extend the loan’s maturity. In the event a loan is not performing and the borrower is unable to repay in full the principal on the loan by the maturity date and the loan is considered well collateralized according to them current lending guidelines, we may elect to modify the loan payment terms or (particularly if the loan is not considered well collateralized) we may proceed to foreclose on the loan.

Generally, interest rates on our mortgage loans are higher than conventional mortgage loans and have not been affected directly by market movements in interest rates. If, as expected, we continue to make and invest in fixed rate loans primarily, and interest rates rise, a possible result would be lower prepayments of the company’s loans as was the case in 2023. This increase in the duration of time loans are on the books may reduce overall liquidity, which itself may reduce our investment into new loans at higher interest rates. Conversely, if interest rates decline, we could see a significant increase in borrower prepayments. If we then invest in new loans at lower rates of interest, a lower yield to members may possibly result.

Loans are arranged and generally are serviced by RMC. We generally fund loans at fixed interest rates that:

•
provide for monthly payments of either (i) interest only with a balloon payment at maturity or (ii) principal and interest based on a 30-year amortization schedule with a balloon payment at maturity; and
•
have maturities of 5 years or less.

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

Our manager endeavors to maintain a workplace that is free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. As required by law, our manager conducts training to prevent harassment and discrimination. Our manager bases its criteria for recruitment, hiring, development, training, compensation and advancement of employees on the qualifications, performance, skills and experience and all employees are compensated without regard to gender, race and ethnicity. During the COVID-19 pandemic, the manager provided its employees work-from-home flexibility to enable them to meet their personal and family needs.

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
•
privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers; and
•
with respect to the company and the offering of member units, required filings with the Securities and Exchange Commission (the “SEC”) pursuant to federal securities laws, including periodic reports such as Form 10-K and Form 10-Q, and with the States’ securities agencies.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”)

This federal law passed in 2010 imposes significant regulatory restrictions on the origination of residential mortgage loans, under sections concerning “Mortgage Reform and Anti-Predatory Lending.” For example, when a consumer loan secured by a dwelling is made, the lender is generally required to make a reasonable and good faith determination, based on verified and documented information concerning the consumer’s financial situation, as to whether the consumer has a reasonable ability to repay the mortgage loan before extending the loan. The act established regulations prohibiting a creditor from extending credit to a consumer secured by a high-cost mortgage without first receiving certification from an independent counselor approved by a government agency. The act also added new provisions prohibiting balloon payments for defined high-cost mortgages. The act established the Consumer Financial Protection Bureau (the “CFPB”), giving it regulatory authority over most federal consumer-lending laws, including those relating to residential mortgage lending, and oversight over companies that provide consumer financial products or services, including us. Many of the federal regulations governing mortgage lending have been significantly amended and expanded through the passage of the Dodd Frank Act.

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

Home Ownership and Equity Protection Act (“HOEPA”) and California Covered Loan Law

HOEPA is a federal law passed in 1994 to provide additional disclosures for certain closed-end home mortgages. These “high-cost” closed-end home mortgages are loans with interest rates and fees in excess of certain percentage or amount thresholds. These regulations primarily focus on additional disclosure with respect to the terms of the loan to the borrower, the timing of such disclosures, and the prohibition of certain loan terms, including balloon payments and negative amortization. Failure to comply with the regulations will render the loan rescindable for up to three years. Lenders can be held liable for attorneys’ fees, finance charges and fees paid by the borrower and certain other money damages. Similarly, in California, Financial Code Section 4970, et. seq., (“Section 4970”), which became effective in 2002. It provides for state regulation of “high-cost” consumer residential mortgage loans (also called “covered loans”) secured by liens on real property. Section 4970 defines covered loans as consumer loans on primary residences in which the original principal balance of the loan does not exceed the most current conforming loan limit for a single-family first mortgage loan established by the Federal National Mortgage Association, with interest rates and/or fees exceeding one of the statutorily defined percentage or amount thresholds. Section 4970 prohibits certain lending practices with respect to high-cost loans, including the making of a loan without regard to the borrower’s income or obligations. When making such loans, lenders must provide borrowers with a consumer disclosure and provide for an additional rescission period prior to closing the loan.

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

California Consumer Privacy Act of 2018 (the “CCPA”) and California Privacy Rights Act of 2020 (the “CPRA”)

Enacted in 2018 and effective January 1, 2020, the CCPA provides California consumers with broad rights regarding the use and sale of personal information collected by businesses covered by the CCPA. Enacted in 2020 and effective on January 1, 2023, the CPRA expands the scope and applicability of the CCPA while introducing new privacy protections that extend beyond those included in the CCPA and its implementing regulations. The CPRA also established a new enforcement body, the California Privacy Protection Agency (“the CPPA”) and required the CPPA to adopt final CPRA regulations prior to its effective date. CPRA regulations became fully operative on January 1, 2023 and the CPPA began enforcing civil and administrative obligations added by the CPRA on July 1, 2023.

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

Federal Securities Laws: The Securities Act of 1933 (the “Securities Act”) and The Exchange Act of 1934 (the Exchange Act”)

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

Blue Sky Laws

We are subject to the state securities laws (“blue sky laws”) of the states in which we offer and sell our units. Under some states’ blue sky laws, we have to maintain the registration of our offering of units in the states through annual filings and payment of annual fees.

Neither RMC nor the company is aware of any federal or state laws, regulations, or rules that are likely to be enacted that would be materially adverse to the business of RMC or the company.

Term of the company

On March 11, 2022, following the receipt of the approval of over 53% of the total member units then outstanding, RMC's board of directors adopted the Second Amendment to the Ninth Amended and Restated Limited Liability Operating Agreement for RMI IX, effectively extending the term of RMI IX through December 31, 2038. The term of the company will therefore terminate on December 31, 2038 unless: (i) the term is further extended by RMC with the affirmative consent of a majority interest of the members; or (ii) the company is earlier terminated pursuant to the Operating Agreement or by operation of law.

Delivery of Annual Report on Form 10-K

The company provides a copy of this report to all unit holders by mail. This report is also available online as described below.

Additional Information

The company does not maintain an Internet site. Additional information regarding the company’s and RMC’s business operations are available free of charge on RMC’s website at www.redwoodmortgageinvestors.com.

The SEC maintains an Internet site that contains reports and other information regarding our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K (and amendments to these reports). These filings are available free of charge on the SEC website at www.sec.gov. The above references to RMC’s and the SEC’s website do not constitute incorporation by reference of the information contained on those websites and should not be considered part of this document.

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

RISKS RELATED TO OUR BUSINESS

Changes in interest rates have and could further adversely impact our financial condition and results of operation and have affected and will continue to affect the timing of redemption payments.

Our loans typically have fixed rates and the majority of our loans are for terms of one to five years, and typically have no prepayment penalty. Consequently, as interest rates increase, there is a risk that such interest rates will exceed the average interest rate earned by our loan portfolio. As a result of the rapid increase in interest rates in the recent past and a reluctance of our borrowers to prepay or refinance our loans, we are experiencing a decrease in our liquidity which has required the company to enforce the restrictions and limitation on unit redemptions commencing with redemption requests received after December 31, 2022. This means you will be unable to quickly redeem your units, in order to take advantage of higher returns available from other investments. In addition, an increase in interest rates accompanied by a tight supply of mortgage funds may make refinancing by borrowers with balloon payments difficult or impossible and in such event, the property may be foreclosed upon.

RMC’s lending decisions are based on the real estate collateral securing the loans. A significant decline in the fair value of the collateral may impact the performance of the loans and their ultimate collectability.

For loans secured by real property other than owner-occupied personal residences, our lending decisions are based primarily on a determination that the value of the real property is sufficient, in and of itself, as a source of repayment. Other considerations such as the cash flow and the income generated by the real property securing the loan and the general creditworthiness, experience and reputation of the borrower are secondary considerations. This may result in a higher incidence of loan payment delinquencies than would be experienced by conventional lenders.

Declines in real estate values may reduce the “protective equity” (the excess of the value of the collateral securing the loan over our secured loan and any senior debt and/or claims on the property) provided by the collateral securing our outstanding loans and were we to foreclose on loans with respect to properties that have declined in value, we may ultimately recover less than the amount of such loans.

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

Our borrowers may be negatively impacted by a pandemic or other health crises, which may result in adverse impacts to our financial condition and results of operation.

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

We are engaged in the business of lending and, as such, are subject to the risk that borrowers may be unable to repay the loans in accordance with the terms of the loan agreement as we have experienced on occasion. Mortgage loans are secured by commercial and residential real property and are subject to risks of delinquency, foreclosure and loss.

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

New entrants in our target markets for mortgage loan originations could adversely impact our ability to execute our investment strategy on terms consistent with our investment objectives. In originating our loans, we may compete with REITs, regional and community banks, specialty finance companies, savings and loan associations, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders and other similar entities. An increase in competition for the available supply of loans suitable for investment by us, may cause us to reduce the interest rate that can be charged on our loans. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of real estate-related loans. An increase in competition in our market, may adversely affect our ability to take advantage of attractive lending opportunities that are consistent with our investment strategy. These and other competitive pressures may have a material adverse effect on our business, financial condition and results of operations.

Some of our loans are junior in priority to first and second liens that may make it more difficult and costly to protect our junior security interest.

We anticipate that our loans will eventually be diversified as to priority as follows:

•
first mortgages – approximately 40% to 60%;
•
second mortgages (junior to first mortgages) – approximately 40% to 60%; and
•
third mortgages (junior to other two mortgages) – 10% or less.

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

Construction loans are loans made to borrowers constructing entirely new structures or dwellings, whether residential, commercial or multi-family properties. We may make construction loans subject to certain limitations in the operating agreement. Investing in construction loans subjects us to greater risk than loans related to properties with operating histories. If we foreclose on property under construction, construction generally will have to be completed before the property can begin to generate an income stream or be sold. We may not have adequate cash reserves on hand with respect to junior encumbrances and/or construction loans at all times to protect our security. If we have inadequate cash reserves, we could suffer a loss of our investment. Additionally, we may be required to obtain permanent financing of the property in addition to the construction loan which could involve the payment of significant fees and additional cash obligations for us.

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

In addition, under California law consumer loans secured by liens on primary residences in amounts less than the Fannie Mae/Freddie Mac conforming loan limit may be considered to be “high-cost loans” under certain circumstances. While it is unlikely that we would make many high-cost loans, the failure to comply with California law regarding such loans could have significant adverse effects on us. A reckless or willful failure to comply with any provision of this law, including the mandatory disclosure provisions, could result in, among other penalties, the imposition of administrative penalties of $25 thousand, loss or suspension of the offending broker’s license, as well as exposure to civil liability to the consumer/borrower (including the imposition of actual and punitive damages).

Use of borrowed money to fund loans may reduce our profitability.

We are permitted to borrow funds for the purpose of making loans, for increased liquidity, reducing cash reserve needs, or developing or refinancing property that we acquired through foreclosure or for any other proper purpose on any terms commercially available.

We borrow money (and expects to continue to borrow) to fund loan originations utilizing a line of credit with a variable interest rate. A rise in the reference interest rate would increase the cost of the borrowed money and would reduce the “spread” earned on loans to our borrowers. In certain market and/or rising interest rate environments, the spread could become negative. This may reduce our profitability, and should we default on our debt, it may result in additional losses through forced liquidation of loans. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay distributions. Any of these results would have a significant negative impact on your investment.

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

We have sold and may in the future sell, on occasion, some of our loans, subject to applicable laws and regulations and our operating agreement. In this situation, there is a conflict of interest between us and our manager as to what loans will be sold. For example, the manager may select loans of a higher credit quality or having higher interest rates than the loans funded with the proceeds from the sale. The sale of loans may result in a reduced overall yield of our portfolio.

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

The Operating Agreement does not require us to meet a specific or minimum level of distributions to members. The amount of distributions to members is determined by the manager based on our financial results and cash available. The manager has broad discretion to establish reserves and maintain adequate cash balances to support ongoing operations. In the event we do not have sufficient cash available to fund distributions, we would defer, reduce, or eliminate distributions in any given period.

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

As a public company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations have and will involve significant expenditures. Additionally, if our manager fails to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

As a public company, we are subject to regulations not applicable to private companies, including provisions of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC. We are required and may in the future be required to spend significant amounts to remain in compliance. Such expenditures impact amounts available for distribution and may have a material adverse effect on our financial condition and results of operations.

In addition, our management is responsible for establishing and maintaining adequate internal control over financial reporting and is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder and to evaluate and disclose on a quarterly and annual basis changes in our internal control over financial reporting. During the course of testing, material weaknesses or deficiencies in the design or operating effectiveness of internal control over financial reporting may be identified. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. For the quarter ended December 31, 2023, we identified a material weakness in our internal control over financial reporting which consisted of the following: management had not engaged professional staff sufficient to timely obtain refreshed collateral and did not appropriately develop accounting policies and design and implement internal controls at a sufficient level of precision around our estimate of current expected future credit losses. While the material weakness identified in Item 9A in this report did not result in any misstatement of our financial statements for any period presented, the material weakness could result in a misstatement of account balances or disclosures that could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

We have designed and are implementing a remediation plan for the material weakness. The material weakness will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. At this time, we cannot predict the success of such efforts or the outcome of our assessment of the remediation efforts. Our efforts may not remediate the material weakness in our internal control over financial reporting, or guarantee that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our consolidated financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and lower the return on your investment. Additionally, ineffective internal controls could expose us to an increased risk of financial reporting fraud and the misappropriation of assets and subject us to regulatory investigations and civil or criminal sanctions.

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

Upon our dissolution or termination, you may experience delays in receiving distributions, you may not be able to fully recover your investment or you may not receive any distributions.

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

We rely on the executive officers and key personnel of our manager to provide services to us for the day-to-day operation of our business. In particular, as to Mr. Michael Burwell, President, Director, and Secretary/Treasurer of RMC, if he were to terminate his employment the manager’s capacity/capability to continue business operations and maintain loan origination volumes could be impacted adversely. As a result of our executive officers' and key personnel's interests in other programs and business activities and their obligations to other investors, a failure by these persons or the manager to devote sufficient time or resources to our business, may have an adverse effect on our business and financial results, and the value of our units may decline.

We are dependent on the information systems of our manager and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

The business of mortgage lending/investing is dependent on third party communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control, such as:

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be intentional or unintentional and could involve bad actors gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include:

•
disrupted operations;
•
misstated or unreliable financial data;
•
liability for stolen assets or information;
•
increased cybersecurity protection and insurance costs;
•
litigation; and
•
damage to our investor relationships.

As the business of mortgage lending/investing becomes increasingly dependent on technology, so have the risks posed to our information systems, both internal and those of third parties with which we do business (including those that provide services to us). We outsource certain functions and these relationships allow for the storage and processing of our information and assets, as well as certain investor, counterparty, employee and borrower information. While we engage in actions to reduce our exposure resulting from cyber security risks and outsourcing, these measures may not be sufficient to prevent ongoing threats which may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Privacy and information security laws and regulation changes, and compliance with those changes, may also result in cost increases due to system changes and the development of new administrative processes.

A mortgage lending transaction involves various diligence and other procedures that we and other service providers must undertake, and if we or the third party service providers do not accurately or completely execute the necessary checks and procedures for a lending transaction or fail to detect fraudulent activity, we may experience increased costs, loss, regulatory investigations or other adverse consequences.

The business of mortgage lending/investing regularly involves a significant number of complicated, technically demanding transactions and undertakings. For example, while we perform basic diligence on borrowers, we rely primarily on title and escrow service providers to ensure we have a valid lien on collateral securing our mortgage loans. We could experience increased costs, loss, regulatory investigations, or other adverse consequences if we do not accurately or completely execute a process or transaction, whether due to human error or otherwise; if we are unable to detect and prevent fraudulent activity; or if an employee or third-party service provider fails to comply with applicable policies and procedures, inappropriately circumvents controls, or engages in other misconduct. We recently detected a fraudulent mortgage lending transaction involving misrepresentation of the borrower’s identity. While we were able to recover the full amount of the loss through insurance, there cannot be any assurance that insurance will cover any loss in any future incident.

RISKS RELATED TO TAXES AND ERISA

Your ability to offset income with our losses may be limited.

We take the position that we are engaged in the active conduct of the trade or business of mortgage lending, as a result of which all or a portion of the income earned by members with respect to their investment in our units will be treated as ordinary income. Under the applicable Treasury regulations, each member is required to report separately on their income tax return all or a portion of the member’s distributive share of our income as nonpassive income. Each member’s distributive share of our losses, if any, will be reported as passive losses. Passive losses may be used to offset passive income. To the extent that passive losses do not offset passive income, they may be carried forward to offset passive income in future years. It is possible, however, that the Internal Revenue Service (the “IRS”) could assert that our income is properly treated as portfolio income for purposes of those limitations. Such treatment is subject to the interpretation of complex Treasury regulations, and is dependent upon a number of factors, such as whether we are engaged in a trade or business, the extent to which we incur liabilities in connection with our activities, and the proper matching of the allocable expenses incurred in the production of income. There can be no assurance that an IRS challenge to our characterization of our income will not succeed. It also is possible that members may be subject to other limitations on the deductibility of our expenses and losses.

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

If you elect to participate in the DRIP, you should consider the same factors that you had to consider when considering an investment in the units initially, including if you are a Benefit Plan Investor as defined by and subject to the requirements of ERISA, you should consider, among other things, (i) whether the investment satisfies the diversification requirements of Section 404(a)(1)(C) of ERISA; and (ii) whether the investment is prudent, since it is not expected that there will be a market created in which you can sell or otherwise dispose of the units. In addition if you are a Benefit Plan Investor that is a tax-qualified pension or 401(k) plan, an IRA or a similar plan, you should consider (i) whether a distribution of units in kind from the plan or IRA would be accepted as a rollover by a trustee or custodian of a successor plan or IRA, and if not accepted, whether the automatic 20% income tax withholding would create the need to effectuate the rollover using assets other than the units; and (ii) whether a required distribution from a tax-qualified pension or 401(k) plan or IRA commencing on the April 1 following the calendar year in which the beneficiary attains age 70 1⁄2 (or if later with respect to a tax-qualified plan distribution, the date the beneficiary retires) could cause the beneficiary to become subject to income tax that the beneficiary would need to satisfy out of assets other than the units if such beneficiary were not able to transfer the units for cash. Finally, all Benefit Plan Investors, including tax-qualified pension and 401(k) plans and IRAs, should consider (i) whether the investment will impair the liquidity of your plan, IRA or other entity; and (ii) whether interests in us or the underlying assets owned by us constitute “plan assets” for purposes of Section 406 of ERISA or Section 4975 of the Internal Revenue Code (the “Code”) which could cause certain transactions with us to constitute non-exempt prohibited transactions. ERISA requires that the assets of a plan be valued at their fair market value as of the close of the plan year, and it may not be possible to adequately value the units from year to year, since there will not be a market for those units and the appreciation of any property may not be shown in the value of the units until we sell or otherwise dispose of our investments. If you are an employee benefit plan subject to federal, state or local law that is substantially similar to ERISA, you should consider whether an investment in the units would satisfy the requirements of such similar law.

Item 1B – Unresolved Staff Comments

We are a smaller reporting company and a non-accelerated filer, both as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1C – Cybersecurity

Our manager has processes in place for assessing, identifying, and managing material risks from potential unauthorized occurrences on or through its electronic information systems that could adversely affect the confidentiality, integrity, or availability of its information systems or the information residing on those systems. These include a wide variety of mechanisms, controls, technologies, methods, systems, and other processes that are designed to prevent, detect, or mitigate data loss, theft, misuse, unauthorized access, or other security incidents or vulnerabilities affecting the data. The data include confidential, proprietary, and business and personal information that RMC collects, processes, stores, and transmits as part of our business, including on behalf of third parties. Our manager also use systems and processes designed to reduce the impact of a security incident at a third-party vendor or customer. Additionally, our manager uses processes to oversee and identify material risks from cybersecurity threats associated with its use of third-party technology and systems, including: technology and systems we use for encryption and authentication; employee email; content delivery to customers; back-office support; and other functions.

As part of our manager’s risk management process, it conducts application security assessments, vulnerability management, penetration testing, security audits, and ongoing risk assessments. RMC also maintains a variety of incident response plans that are to be utilized when incidents are detected. RMC requires employees with access to information systems, including all corporate employees, to undertake data protection and cybersecurity training and compliance programs annually.

RMC has a unified and centrally-coordinated team, led by a security vendor, QCC, that is responsible for implementing and maintaining centralized cybersecurity and data protection practices at RMC in close coordination with RMC’s senior leadership and other teams across RMC. QCC has a number of experienced information security team members responsible for various parts of our business, all of whom are supported by a team of trained cybersecurity professionals. In addition to QCC’s extensive in-house cybersecurity capabilities, at times they also engage assessors, consultants, auditors, or other third parties to assist with assessing, identifying, and managing cybersecurity risks.

Cybersecurity risks and associated mitigations are evaluated by RMC’s senior leadership bimonthly. Additionally reviewed in these bimonthly meetings are hardware and software used throughout the business operation, from firewall devices to endpoints and peripherals, as well as internally hosted software and applications to SaaS and vendor sites.

The security team at QCC, which is comprised of in-house technicians, in conjunction with senior leadership at RMC, oversees RMC’s policies and procedures for protecting RMC’s cybersecurity infrastructure and for compliance with applicable data protection and security regulations, and related risks. This security team also oversees RMC’s board’s response to any significant cybersecurity incidents.

QCC’s CEO Ron Jones, who has extensive cybersecurity knowledge and skills gained from over 30 years of work experience on the security team at QCC and an extensive career in the technology and cybersecurity industries as a senior network engineer providing support for other service providers in the industry, heads the team responsible for implementing and maintaining cybersecurity and data protection practices at RMC and reports directly to RMC’s President, Michael Burwell.

Item 2 – Properties

We have not owned any real property since inception.

The company is externally managed so it does not possess or lease any office space. The company's address is RMC’s principal office space. RMC is located in a leased space at 155 Bovet Road, Suite 302, San Mateo, CA 94402.

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

Item 4 – Mine Safety Disclosures

Not Applicable.

Part II

Item 5 – Market for the Registrant’s Units, Related Unitholder Matters and Issuer Purchases of Equity Securities

Investors will have limited ability to sell their units. Our units are not listed on an exchange or quoted through a quotation system, and there is no secondary market nor do we expect that any will develop in the foreseeable future. Units are not freely transferable, and they may not be acceptable by a lender as security for borrowing. Our operating agreement also imposes substantial restrictions upon your ability to transfer units. Therefore, an investment in our units is not suitable for investors who expect to require short-term liquidity from their investments. See “Liquidity and unit redemptions program” in Part I of this report. As of February 29, 2024, we had approximately 1171 unit holders, who held approximately 69.5 million units.

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

As of December 31, 2023, the aggregate gross proceeds from sales of units to members under our DRIP pursuant to the May 2019 Form S-3 Registration Statement is approximately $9.6 million. Earnings distributed and reinvested in our DRIP were approximately $1.5 million and $2.0 million in 2023 and 2022, respectively.

Redemption of units

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

Units redeemed in 2023 and 2022 by quarter are presented in the following table ($ in thousands). All redemptions are made on the last business day of the quarter and valued at $1 per unit.

For the quarterly period ended	2023	2022
March 31	$1,028	$1,928
June 30	923	1,449
September 30	1,317	1,975
December 31	972	2,718
Total	$4,240	$8,070

Total withdrawals since formation	$30,409	$26,169

In 2023, the units redeemed were approximately $4.2 million. In 2022, the units redeemed were approximately $8.1 million, which exceeded the annual redemption limit of approximately $3.8 million.

Eligible members' capital redemption requests at December 31, 2023 approximated $12.0 million, of which $7.1 million were scheduled but unpaid redemption requests received in 2023 at or prior to September 30, 2023 and $4.9 million of new redemption requests received in the quarter ended December 31, 2023 that were eligible to be paid beginning March 31, 3024. Eligible members' capital redemption requests at December 31, 2022 approximated $232 thousand, all of which were new redemption requests received in the quarter ended December 31, 2022, eligible to be paid beginning March 31, 2023.

For 2023 and years following, the amount to be paid of eligible members’ capital redemption requests received after December 31, 2022, will comply with the quarterly and annual members’ capital redemption limitations as described in the company’s Operating Agreement. Pursuant to the Operating Agreement, unless waived by the manager, the company will not redeem in any calendar year more than five percent (5.0%) and in any calendar quarter one and one-quarter percent (1.25%) of the weighted average number of units outstanding in the twelve (12) month period immediately prior to the date of redemption.

The manager may, in its sole discretion, waive any of the above holding periods or penalties applicable to redemptions in the event of the death of a member or other exigent circumstances or if the manager believes such waiver is in the best interests of the company. Waiver of any provision applicable to redemptions in any period or with respect to any member, in no way, affects the ability of the company to enforce that provision in any other period or with respect to any other member. The manager has no present intention to exercise its discretionary power to waive or modify the enforcement of the redemptions limitation in the foreseeable future.

Eligible redemption requests are to be honored in the following order of priority:

•
first, to redemptions upon the death of a member, subject to a cap of $100 thousand per quarter for each deceased member’s account; and
•
next, to all other eligible redemption requests on a pro rata basis.

Proceeds from sale of DRIP units

Proceeds from the sale of the DRIP units are used to make additional loans and fund working capital reserves.

Commissions for unit sales to new members paid to broker-dealers/formation loan

Commissions for unit sales to new members paid to broker-dealers (“B/D sales commissions”) and premiums paid to certain investors upon the purchase of units were paid by RMC and were not paid directly by us out of unit-sales proceeds. Instead, the company advanced to RMC amounts sufficient to pay the B/D sales commissions and premiums to be paid to investors. Such advances in total were not to exceed seven percent (7%) of offering proceeds. The receivable arising from the advances is unsecured and non-interest bearing and is referred to as the “formation loan.” As of December 31, 2023, (offerings of units to new members ended April 30, 2019) such advances totaled approximately $5.6 million, of which $2.9 million remains outstanding (the "Current Formation Loan Balance"). Please refer to the information under “—Formation loan” and “—Organization and offering expenses” in Note 3 (Manager and Other Related Parties) to the financial statements included in Part II, Item 8 of this report for a discussion of the formation loan and organization and offering expenses, which discussions are incorporated herein by this reference.

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

Distributions

Distributions to members totaled approximately $3.5 million and $4.1 million in 2023 and 2022, respectively. See “Distribution policy” under Item 1- Business in Part I of this annual report, which discussion is incorporated by reference herein.

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

Fair market value / unit value

In compliance with FINRA Rule 2310 concerning direct-participation-program value per unit estimates, RMC obtained information regarding fair market valuations of the net assets and unit value as of December 31, 2023, for RMI IX. The valuations were performed with the assistance of an independent valuation firm that provides asset valuations to retirement plan sponsors, plan administrators, banking and trust companies, and ERISA plans. The fair values of the individual properties were taken from appraisals which referenced the most current available market information such as listing agreements, offers, and pending and closed sales. Industry standard valuation approaches, including the Income Approach (as described below), were utilized in deriving the fair values, as appropriate. There is no assurance that this estimated fair value of the membership units is or will remain accurate, and it does not determine the amount that a member is entitled to receive upon redemption of units. The redemption amount is determined by the applicable provisions of the Operating Agreement.

Based on the analysis summarized in Exhibit 99.1 (Fair Value per Unit), the fair value of a unit of RMI IX was determined to be $1.00.

The fair value of loan balances (i.e., principal plus interest) secured by deeds of trust, per the Market Approach (as described below), is deemed to approximate the recorded amount (per the financial statements) as our loans:

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

Adoption of ASC 326 (CECL)

As of January 1, 2023, the company adopted Accounting Standards Codification 326, Financial Instruments – Credit Losses (ASC 326) using the modified retrospective approach, which requires a lifetime, current expected credit loss (CECL) measurement objective for the recognition of credit losses at the time a loan is originated or acquired. The allowance for credit losses is adjusted each period for changes in expected lifetime credit losses for loans and accrued interest. The determination of the amount of the allowance for credit losses considers historical loss experience, current fair value of collateral and the resultant LTV, current real estate and financial markets, as well as reasonable and supportable forecasts about future economic scenarios. The forward-looking estimates consider the likelihood that any combination of events would adversely impact economic conditions and real estate markets in California such that the substantial protective equity existing for the loans would no longer be sufficient to collect the recorded amounts of principal, advances and accrued interest due on the loan.

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

There is no future period covered in the analysis – nor is there any individual loan – in which a real estate market decline in values is expected to occur that would be sufficient to offset the substantial protective equity in the secured-loan portfolio (and in the individual loans) sufficient to put at risk collection of amounts owed under the notes, secured by the deeds of trust. In arriving at the determination, the manager consulted a range of banking/industry and academic studies and forecasts.

Loans on non-accrual status

Loans with a payment in arrears continue to recognize interest income as long as the loan is in the process of collection with the borrower and is considered to be well-secured. Loans are placed on non-accrual status if management determines that the primary source of repayment will come from the acquisition by foreclosure (or acquisition by deed in lieu of foreclosure) and subsequent sale of the collateral securing the loan (e.g., a notice of sale is filed and/or when a borrower files for bankruptcy) or when the loan is no longer considered well-secured (i.e., the LTV for the loan based on the estimated net realizable value of the collateral and the total principal, advances and accrued interest (at the note rate) is at or greater than eighty percent (80%), seventy-five percent (75%) for lands outside of metropolitan areas) and the borrower has payments in arrears.

In periods prior to January 1, 2023, loans were placed on non-accrual status if 180 days delinquent or earlier if management determined that the primary source of repayment would come from the foreclosure and subsequent sale of the collateral securing the loan (which usually occurs when a notice of sale is filed) or when the loan was no longer considered well-secured.

Fair value estimates

The fair value of real property (as to loan collateral and REO) is determined by exercise of judgment based on RMC’s management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values, and publicly available information on in-market transactions. Appraisals of commercial real property generally present three approaches to estimating value: 1) market-comparables or sales approach; 2) cost to replace; and 3) capitalized cash flows or income approach. These approaches may or may not result in a common, single value. The market-comparables approach may yield different values depending on certain basic assumptions, including the consideration of adjustments made for any attributes specific to the real estate.

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

Results of Operations

The following discussion describes our results of operations for 2023 and 2022.

Key performance indicators

Key performance indicators are presented in the following table ($ in thousands).

	2023	2022
Members’ capital, gross – end of period balance	$69,018	$71,730
Members’ capital, gross – average daily balance	$70,932	$75,839

Member redemptions(1)	$4,240	$8,070

Secured loans principal – end of period balance	$62,916	$72,533
Secured loans principal – average daily balance	$71,135	$76,981

Number of first trust deeds	34	30
Principal – first trust deeds	$52,263	$59,497
Weighted average LTV – first trust deeds(2)	54.5%	58.3%

Number of second trust deeds	13	15
Principal – second trust deeds	$10,653	$13,036
Weighted average LTV – second trust deeds(2)	55.2%	58.6%

Interest income	$6,776	$6,526
Portfolio interest rate(3)	9.0%	8.3%
Effective yield rate(4)	9.5%	8.5%

Line of credit – end of period balance	$2,153	$9,900
Line of credit – average daily balance(5)	$7,740	$8,479

Interest expense	$674	$520
Interest rate – line of credit(5)	8.6%	7.1%

Provision for (recovery of) loan losses	$—	$—

Total operations expense(9)	$2,334	$2,028

Net income(9)	$3,808	$4,058
Percent of average members’ capital(6)(7)	5.3%	5.3%

Member distributions	$3,457	$4,122
Percent of average members’ capital(6)(8)	4.9%	5.4%

(1)
Eligible redemption requests scheduled but not paid at December 31, 2023 of approximately $12.0 million are carried forward to subsequent quarters until paid. (Scheduled redemptions of members' capital were $1.2 million as of December 31, 2022).
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

Redemptions of members’ capital

Eligible members' capital redemption requests at December 31, 2023 approximated $12.0 million, of which $7.1 million were scheduled but unpaid redemption requests received in 2023 at or prior to September 30, 2023 and $4.9 million of new redemption requests received in the quarter ended December 31, 2023 that will be eligible at March 31, 3024. Eligible members' capital redemption requests at December 31, 2022 approximated $232 thousand, all of which were new redemption requests received in the quarter ended December 31, 2022, eligible to be paid beginning at March 31, 2023.

For 2023 and years following, the amount to be paid of eligible members’ capital redemption requests received after December 31, 2022, will comply with the quarterly and annual members’ capital redemption limitations as described in the company’s Operating Agreement. Pursuant to the Operating Agreement, unless waived by the manager, the company will not redeem in any calendar year more than five percent (5.0%) and in any calendar quarter one and one-quarter percent (1.25%) of the weighted average number of units outstanding in the twelve (12) month period immediately prior to the date of redemption. The manager has no present intention to exercise its discretionary power to waive or modify the enforcement of the redemption limitation in the foreseeable future.

Redemptions of members' capital for 2023 and 2022 are presented in the following table ($ in thousands).

Redemptions	2023	2022
Without penalty	$4,215	$7,949
With penalty	25	121
Total	$4,240	$8,070
Early withdrawal penalties	$1	$3

Eligible redemption requests are to be honored in the following order of priority:

•
first, to redemptions upon the death of a member, subject to a cap of $100 thousand per quarter for each deceased member’s account; and
•
next, to all other eligible redemption requests on a pro rata basis.

Secured loans

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a secured loan portfolio that has substantial protective equity (i.e., property value to outstanding debt) as indicated by the overall weighted average loan-to-value ratio (LTV) which at December 31, 2023 was approximately 54.6% at the time origination. Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 45.4% in the property, and we as lenders have lent in the aggregate 54.6% (including other senior liens on the property, for other than first-lien loans) against the properties we hold as collateral for the repayment of our loans.

Secured loans, principal by LTV and lien position at December 31, 2023 are presented in the following table ($ in thousands). The LTVs shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Secured loans, principal
LTV(1)	First trust deeds	Percent	Second trust deeds	Percent	Total principal	Percent
<40%	$7,771	12.4%	$1,374	2.2%	$9,145	14.6%
40-49%	22,601	35.9	3,500	5.5	26,101	41.4
50-59%	6,157	9.8	—	0.0	6,157	9.8
60-69%	8,342	13.3	2,202	3.5	10,544	16.8
Subtotal <70%	44,871	71.4	7,076	11.2	51,947	82.6

70-79%	2,487	3.9	3,577	5.7	6,064	9.6
Subtotal <80%	47,358	75.3	10,653	16.9	58,011	92.2

≥80%(2)	4,905	7.8	—	0.0	4,905	7.8

Total	$52,263	83.1%	$10,653	16.9%	$62,916	100.0%

(1)
LTV classifications in the table above are based on the sum of principal, advances and interest unpaid at December 31, 2023.
(2)
One loan with principal of approximately $2.0 million has an LTV of 108.18%. The loan agreement was executed by an individual with substantial real estate holdings, experience and substantial financial resources.

Loans with payments in arrears, principal by LTV and lien position at December 31, 2023 are presented in the following table ($ in thousands). The LTVs shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Secured loans with payments in arrears, principal
LTV(3)	First trust deeds	Percent(4)	Second trust deeds	Percent(4)	Total principal	Percent(4)
<40%	$1,117	1.8%	$—	0.0%	$1,117	1.8%
40-49%	3,283	5.2	—	0.0	3,283	5.2
50-59%	4,940	7.9	—	0.0	4,940	7.9
60-69%	965	1.5	—	0.0	965	1.5
Subtotal <70%	10,305	16.4	—	0.0	10,305	16.4

70-79%	990	1.6	760	1.2	1,750	2.8
Subtotal <80%	11,295	18.0	760	1.2	12,055	19.2

≥80%	—	0.0	—	0.0	—	0.0

Total	$11,295	18.0%	$760	1.2%	$12,055	19.2%

(3)
LTV classifications in the table above are based on the sum of principal, advances and interest unpaid at December 31, 2023.
(4)
Percent of secured loans principal, end of period balance

Matured loans, principal by LTV and lien position at December 31, 2023 are presented in the following table ($ in thousands). The LTVs shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Secured loans past maturity, principal
LTV(5)	First trust deeds	Percent(6)	Second trust deeds	Percent(6)	Total principal	Percent(6)
<40%	$1,117	1.8%	$—	0.0%	$1,117	1.8%
40-49%	3,283	5.2	—	0.0	3,283	5.2
50-59%	4,940	7.9	—	0.0	4,940	7.9
60-69%	—	0.0	—	0.0	—	0.0
Subtotal <70%	9,340	14.9	—	0.0	9,340	14.9

70-79%	—	0.0	760	1.2	760	1.2
Subtotal <80%	9,340	14.9	760	1.2	10,100	16.1

≥80%	—	0.0	—	0.0	—	0.0

Total	$9,340	14.9%	$760	1.2%	$10,100	16.1%

(5)
LTV classifications in the table above are based on the sum of principal, advances and interest unpaid at December 31, 2023.
(6)
Percent of secured loans principal, end of period balance.

Payments in arrears for secured loans (i.e., principal and interest payments past due 30 or more days) at December 31, 2023 totaled approximately $10.3 million of which approximately $10.1 million was principal and approximately $156 thousand was accrued interest. All but one secured loan with principal in arrears was in first lien position.

See Note 4 (Loans) to the financial statements included in Part II, Item 8 of this report for detailed presentations as to the secured loan portfolio, payments in arrears on non-performing loans, and on the allowance for loan losses.

Performance overview/net income 2023 v. 2022

Net income available to members as a percent of members’ capital, gross – average daily balance was 5.3% for the year ended December 31, 2023 and 2022. Net income decreased approximately $250 thousand in 2023 as compared to 2022 due to an increase in operations expenses of approximately $306 thousand and a decrease in late fees and gain on sale of loans of approximately $40 thousand, offset by an increase in net interest income of approximately $96 thousand. In line with a rising rate environment, the portfolio rate on secured loans has increased by 0.7% since December 31, 2022. This increase is partially offset by an increase in the borrowing rate on the line of credit of 1.5%.

Analysis and discussion of income from operations 2023 v. 2022

Significant changes to net income are summarized in the following table ($ in thousands).

	Net interest income	Provision for (recovery of) loan losses	Operations expense	Net income
Year ended
December 31, 2023	$6,102	—	2,334	$3,808
December 31, 2022	6,006	—	2,028	4,058
Change	$96	—	306	$(250)

Change
Decrease secured loans principal - average daily balance	$(521)	—	(16)	$(505)
Effective yield rate	771	—	—	771
Decrease members' capital - average daily balance	—	—	(42)	42
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	8	(8)
Interest on line of credit	(161)	—	—	(161)
Amortization of debt issuance costs	7	—	—	7
Late fees	—	—	—	(9)
Gain on sale, loans	—	—	—	(31)
Decrease in allocable expenses from RMC	—	—	(18)	18
RMC fees/costs reimbursements collected	—	—	22	(22)
Expanded legal services	—	—	25	(25)
Timing of services rendered	—	—	62	(62)
Independent contractors	—	—	228	(228)
Expanded audit services	—	—	40	(40)
Other	—	—	(3)	3
Change	$96	—	306	$(250)

The table above displays only significant changes to net income for the period, and is not intended to cross foot.

Net interest income

Net interest income increased approximately $96 thousand (1.6%) in 2023 compared to 2022. The increase in net interest income is due to an increase in interest income of approximately $250 thousand (3.8%) resulting from an increase in effective yield rate of 1.0 percent (11.8%) compared to 2022, although the average daily balance of secured loans decreased approximately $5.8 million (7.6%). The increase in interest income was partially offset by an increase in interest expense of $154 thousand (29.6%) resulting from a rapid increase in interest rates.

The decrease in the line of credit – average daily balance of approximately $739 thousand (8.7%) for 2023 compared to 2022, and the increase in the average interest rate on the line of credit of 1.5 percent (21.5%) compared to the same period in 2022, resulted in an increase of approximately $161 thousand (33.1%) in the interest expenses on the line of credit, offset in part by a decrease in the amortized debt issuance costs of $7 thousand (20%). See Key performance indicators table included above in Part II, Item 7 of this report for details on the average interest rate on the line of credit.

Provision/allowance for credit losses

In conjunction with the adoption of ASC 326 (CECL) as of January 1, 2023, the company recognized a cumulative-effect adjustment (with a decrease to members’ and manager’s capital) of $65 thousand to the allowance for credit losses to recognize lifetime expected credit losses for secured loans at December 31, 2022. The ultimate collectability of the amounts owed is reliant on the estimation of the current fair value of the real property collateral and the time to maturity. The limited number of loans and the short terms for which the loans are written enabled the manager to do a loan-by-loan analysis to determine the risk of loss. The analysis is updated quarterly with any change to the expected credit losses recognized in the period.

See Note 4 (Loans) to the consolidated financial statements included in Part II, Item 8 of this report for a detailed presentation of allowance for credit losses.

Operations expense 2023 v. 2022

Significant changes to operations expense are summarized in the following table ($ in thousands).

	Mortgage servicing fees	Asset management fees	Costs from RMC, net	Professional services	Other	Total
Year ended
December 31, 2023	$177	510	360	1,264	23	$2,334
December 31, 2022	193	552	348	897	38	2,028
Change	$(16)	(42)	12	367	(15)	$306

Change
Decrease secured loans principal - average daily balance	$(16)	—	—	—	—	$(16)
Decrease members' capital - average daily balance	—	(42)	—	—	—	(42)
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	8	—	—	8
Decrease in allocable expenses from RMC	—	—	(18)	—	—	(18)
RMC fees/costs reimbursements collected	—	—	22	—	—	22
Expanded legal services	—	—	—	25	—	25
Timing of services rendered	—	—	—	62	—	62
Independent contractors	—	—	—	228	—	228
Expanded audit services	—	—	—	40	—	40
Other	—	—	—	12	(15)	(3)
Change	$(16)	(42)	12	367	(15)	$306

Mortgage servicing fees

The decrease in mortgage servicing fees of approximately $16 thousand from 2023 compared to 2022 to was due to a decrease in the average daily balance – secured loans of approximately $5.8 million at the annual mortgage servicing fee to RMC of 0.25%. The decrease in the average daily balance – secured loans was due to a reduction in members’ capital as members’ redemptions exceeded the purchase of DRIP units.

Asset Management Fees

The decrease in asset management fees of approximately $42 thousand from 2023 compared to 2022 was due to a decrease in the members' capital base at year-end December 31, 2023 compared to year-end December 31, 2022. The decrease in the members' capital base is due in part to increased redemption requests and a decrease in loan payoffs largely attributable to the recent rapid increase in interest rates. The asset management fee is determined based on the prior year end member’s capital base which is computed as the then fair value of the company’s loans plus working capital reserves less outstanding debt.

Costs from RMC, net

RMC is entitled to request reimbursement for operations expense incurred on behalf of RMI IX, including without limitation, RMC's personnel and non-personnel costs incurred for qualifying business activities, including investor services, accounting, tax and data processing, postage and out-of-pocket general and administration expenses. In the year ended 2023, RMC – at its sole discretion – collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income).

The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $787 thousand and $797 thousand in 2023 and 2022, respectively. The reimbursement of costs from RMC waived was approximately $427 thousand and $449 thousand in 2023 and 2022, respectively.

Professional services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The increase in professional services of approximately $367 thousand from 2023 compared to 2022 was due to an increase in fees due to independent contractors, an increase in legal fees due to expanded legal services, an increase in audit fees associated with CECL adoption and timing differences of services rendered. Costs for these professional services have been increasing – and are expected to continue to increase – as the demands of regulatory compliance increase and the rate at which firms charge for their services increases.

Cash flows and liquidity

Cash flows by business activity are presented in the following table ($ in thousands).

	2023	2022
Members’ capital
Earnings distributed to members, net of DRIP	$(2,019)	$(2,168)
Redemptions, net	(4,224)	(8,067)
O&O expenses repaid by RMC	48	131
Early withdrawal penalties	(1)	(3)
Cash – members’ capital, net	(6,196)	(10,107)

Borrowings
Line of credit borrowings (payments), net	(7,747)	1,420
Interest paid	(671)	(465)
Debt issuance costs paid	—	(57)
Cash – borrowings, net	(8,418)	898
Cash – members' capital and borrowings, net	(14,614)	(9,209)

Loan principal/advances/interest
Loans funded & advances, net	(29,172)	(30,252)
Principal collected	39,558	36,351
Loans transferred from related mortgage funds	(3,393)	(1,939)
Loans transferred to related mortgage fund	1,142	—
Loans sold to non-affiliate	1,514	4,530
Interest received, net	6,599	6,135
Late fees	97	(33)
Promissory note funded to related mortgage fund	(3,300)	(1,000)
Promissory note repaid by related mortgage fund	500	1,000
Cash – loans, net	13,545	14,792

Formation loan collected	208	278

Operations expense	(2,482)	(1,839)

Net change in cash	$(3,343)	$4,022
Cash, end of period	$1,712	$5,055

Principal collected in 2023 includes $4.2 million received from an escrow company/title insurer for payment in full of principal owed on a secured loan funded in 2023 that was deemed to have cleared escrow with a defective lien. The insurer did not contest RMI IX’s claim for reimbursement and timely remitted the principal, interest and late fees owed.

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

To determine the amount of cash to be distributed in any month, the company relies in part on its forecast of full-year net income, which takes into account the difference between the forecasted net income for the remainder of the year and actual results in the year to date and the requirement to maintain a cash reserve. As of December 31, 2023, the difference between earnings allocated to members’ capital accounts and net income available to members was approximately $246 thousand, and is expected to be offset by future earnings in excess of net distributions in 2024.

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

The distribution reinvestment plan (“DRIP”) provision of the Operating Agreement permits members to elect to have all or a portion of their monthly distributions reinvested in the purchase of additional units. Cash available for distributions allocable to members who have elected to participate in the DRIP is distributed and reinvested in units at each month end. Earnings distributed and reinvested in DRIP were approximately $1.5 million and $2.0 million in 2023 and 2022, respectively.

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

The company’s cash balances are maintained at levels sufficient to support on-going operations and satisfy obligations, without reducing loan fundings or suspending distributions or redemptions, although these options are available if future circumstances warrant. The manager will continue to utilize line of credit advances, loan assignments to related mortgage funds and loan sales to unaffiliated third parties to maintain liquidity of the company, while striving to fully deploy capital available to lend. In addition, for 2023 and years following, the amount to be paid of eligible members’ capital redemption requests received after December 31, 2022, will comply with the quarterly and annual members’ capital redemption limitations as described in the company’s Operating Agreement.

The manager believes these sources of funds will provide sufficient funds to adequately meet our obligations for the next twelve months.

Contractual obligations and commitments

At December 31, 2023, the company had no construction or rehabilitation loans outstanding, no loan commitments pending, and no off-balance sheet arrangements as such arrangements are not permitted by the Operating Agreement. Note 3 (Manager and Other Related Parties) to the financial statements included in Part II, Item 2 of this report presents detailed discussion of the company’s contractual obligations to RMC.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8 – Financial Statements and Supplementary Data

The following financial statements of Redwood Mortgage Investors IX, LLC at and for the years ended December 31, 2023 and 2022 are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members

Redwood Mortgage Investors IX, LLC

San Mateo, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Redwood Mortgage Investors IX, LLC (a Delaware Limited Liability Company) (the “Company”) as of December 31, 2023 and 2022, the related statements of income, changes in members’ and manager’s capital, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to those charged with governance and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses (“ACL”)

As described on the balance sheet and in Note 4 to the Company’s financial statements, the Company had a gross loan portfolio of $63.4 million and related ACL of $0.1 million as of December 31, 2023. The ACL includes the measurement of expected credit losses on a collective basis for those loans that share similar risk characteristics utilizing a credit loss model. In calculating the ACL, the Company primarily considers the fair value of collateral associated with loans that it considers to be at higher risk of default or are deemed by the Company to be collateral dependent for repayment. The evaluation of the fair value of the collateral involves significant estimates that require a high degree of management’s judgment.

We identified the assumptions used by management to perform the valuation of collateral associated with loans at significant risk of credit losses to be a critical audit matter. Management’s determination of expected credit losses requires significant judgment to appropriately determine the fair value of collateral included in appraisals, brokers’ opinion of values, and publicly available information on market transactions. Auditing these significant judgments requires especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

• Assessing the relevance and reliability of source information used to support management’s valuation methodology for the underlying collateral. This includes evaluating the relevance and reliability of data used in determining the fair value by comparing the data to third-party sources and other audit evidence gathered.

• Utilizing personnel with specialized knowledge and skills in real estate valuation to assist in assessing: (i) the appropriateness of the valuation methodologies; (ii) the reasonableness of the comparable real estate sales transactions in the appraisals; and (iii) the reasonableness of adjustments made to the comparable real estate sales transactions in the appraisals in evaluating the fair value of the loan collateral.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2015.

San Francisco, California

April 17, 2024

REDWOOD MORTGAGE INVESTORS IX, LLC

Balance Sheets

December 31, 2023 and 2022

($ in thousands)

ASSETS	2023	2022
Cash, in banks	$1,712	$5,055
Loan payments in trust	28	94
Loans
Principal	62,916	72,533
Advances	2	19
Accrued interest	572	490
Prepaid interest	(107)	(254)
Loan balances secured by deeds of trust	63,383	72,788
Allowance for credit losses	(120)	(55)
Loan balances secured by deeds of trust, net	63,263	72,733

Debt issuance costs, net	7	36
Prepaid expenses	—	2
Promissory note from related mortgage fund (Note 3)	2,800	—
Total assets	$67,810	$77,920

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable and accrued liabilities	$111	$109
Payable to related mortgage fund (Note 3)	18	62
Payable to manager (Note 3)	57	192
Redemptions to members (Note 3)	15	—
Line of credit	2,153	9,900
Total liabilities	2,354	10,263

Commitments and contingencies (Note 6)

Members’ and manager’s capital, net	68,358	70,767
Receivable from manager (formation loan)	(2,902)	(3,110)
Members’ and manager’s capital, net of formation loan	65,456	67,657
Total liabilities and members’ capital	$67,810	$77,920

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Income

For the Years Ended December 31, 2023 and 2022

($ in thousands)

	2023	2022
Revenue
Interest income	$6,776	$6,526
Interest expense	(674)	(520)
Net interest income	6,102	6,006
Late fees	31	40
Gain on sale, loans	9	40
Total revenue, net	6,142	6,086

Provision for credit losses	—	—

Operations expense
Mortgage servicing fees to Redwood Mortgage Corp.	177	193
Asset management fees to Redwood Mortgage Corp.	510	552
Costs from Redwood Mortgage Corp., net (Note 3)	360	348
Professional services	1,264	897
Other	23	38
Total operations expense	2,334	2,028
Net income	$3,808	$4,058

Net income
Members (99%)	$3,770	$4,018
Manager (1%)	38	40
	$3,808	$4,058

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Changes in Members’ and Manager's Capital

For the Years Ended December 31, 2023 and 2022

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at December 31, 2022	$71,730	$82	$(1,045)	$70,767
Adoption of ASC 326	(6)	(1)	—	(7)
Balance at January 1, 2023	71,724	81	(1,045)	70,760
Net income	3,770	38	—	3,808
Earnings distributed to members	(3,457)	(37)	—	(3,494)
Earnings distributed used in DRIP	1,476	—	—	1,476
Members’ redemptions	(4,240)	—	—	(4,240)
Organization and offering expenses allocated	(255)	—	255	—
Organization and offering expenses repaid by RMC	—	—	48	48
Balance at December 31, 2023	$69,018	$82	$(742)	$68,358

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at December 31, 2021	$78,192	$82	$(1,458)	$76,816
Net income	4,018	40	—	4,058
Earnings distributed to members	(4,122)	(40)	—	(4,162)
Earnings distributed used in DRIP	1,994	—	—	1,994
Members’ redemptions	(8,070)	—	—	(8,070)
Organization and offering expenses allocated	(282)	—	282	—
Organization and offering expenses repaid by RMC	—	—	131	131
Balance at December 31, 2022	$71,730	$82	$(1,045)	$70,767

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Years Ended December 31, 2023 and 2022

($ in thousands)

	2023	2022
Operations
Interest income received	$6,599	$6,135
Interest expense paid	(671)	(465)
Late fees and other loan income	97	(33)
Operations expense	(2,482)	(1,839)
Total cash provided by operations	3,543	3,798
Investing
Loans funded	(29,190)	(30,248)
Principal collected	39,558	36,351
Loans transferred from related mortgage funds	(3,393)	(1,939)
Loans transferred to related mortgage fund	1,142	—
Proceeds from loans sold to non-affiliate, net	1,514	4,530
Advances collected	18	(4)
Promissory note funded to related mortgage fund	(3,300)	(1,000)
Promissory note repaid by related mortgage fund	500	1,000
Total cash provided by investing	6,849	8,690
Financing
Members’ and manager's capital
Distributions to members and manager
Earnings distributed, net of DRIP	(2,019)	(2,168)
Redemptions, net of early withdrawal penalties (Note 3)	(4,224)	(8,067)
Total distributions to members and manager	(6,243)	(10,235)
Organization and offering expenses repaid by RMC, net	48	131
Early withdrawal penalties	(1)	(3)
Cash used in members' and manager's capital	(6,196)	(10,107)
Line of credit
Advances	8,862	9,900
Repayments	(16,609)	(8,480)
Debt issuance costs	—	(57)
Cash (used in) provided by line of credit	(7,747)	1,363
Formation loan collected	208	278
Total cash used in financing	(13,735)	(8,466)
Net (decrease) increase in cash	(3,343)	4,022
Cash, beginning of year	5,055	1,033
Cash, end of year	$1,712	$5,055

Principal collected in 2023 includes $4.2 million received from an escrow company/title insurer for payment in full of principal owed on a secured loan funded in 2023 that was deemed to have cleared escrow with a defective lien. The insurer did not contest RMI IX’s claim for reimbursement and timely remitted the principal, interest and late fees owed.

Non-cash financing activities for 2023 and 2022 include earnings distributed to the dividend reinvestment plan of $1.5 million and $2.0 million, respectively.

Non-cash financing activities for 2023 include member redemption of approximately $15 thousand which was paid out in January 2024 and is included in the balance sheet as payable to related parties as of December 31, 2023.

Non-cash financing activities for 2022 include manager withdrawals of approximately $30 thousand which was paid in 2023. The amount was included on the balance sheet at December 31, 2022 as a payable to related parties.

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Years Ended December 31, 2023 and 2022

($ in thousands)

Reconciliation of net income to total cash provided by operations	2023	2022
Net income	$3,808	$4,058
Adjustments to reconcile net income to total cash provided by operations
Gain on sale, loans	(9)	(40)
Amortization of debt issuance costs	28	35
Change in operating assets and liabilities
Loan payments in trust	66	(73)
Accrued interest	(28)	(3)
Prepaid interest	(147)	(389)
Prepaid expenses	2	23
Accounts payable and accrued liabilities	2	34
Payable to related parties	(179)	153
Total adjustments	(265)	(260)
Total cash provided by operations	$3,543	$3,798

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2023 and 2022

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

December 31, 2023 and 2022

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

In May 2019, the company filed a Registration Statement on Form S-3 with the SEC (SEC File No. 333-231333, effective May 9, 2019) to offer up to 15 million units ($15 million) to members of record as of April 30, 2019 who had previously elected to participate in the DRIP or who later provide written notice to the manager electing to participate in the DRIP, in those states in which approval has been obtained. As of December 31, 2023, the aggregate gross proceeds from sales of units to members under the company's DRIP pursuant to the May 2019 Form S-3 Registration Statement is approximately $9.6 million.

As of December 31, 2023, the difference between earnings allocated to members’ capital accounts and net income available to members was approximately $246 thousand, and is expected to be offset by future earnings in excess of net distributions in 2024.

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

December 31, 2023 and 2022

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

Pursuant to the Operating Agreement, the company will not, in any calendar year, redeem more than five percent (5%) of the weighted average number of units outstanding during the twelve-month period immediately prior to the date of the redemption; however, the manager may, but is not required to, waive this limitation if it deems it in the best interest of the company. In the event unit withdrawal requests exceed 5% in any calendar year, and are held by the company, units will be redeemed in the order of priority provided in the Operating Agreement. The manager may, in its sole discretion, waive any applicable holding periods or penalties in the event of the death of a member or other exigent circumstances or if the manager believes such wavier is in the best interests of the company. For 2023 and years following, the amount to be paid of eligible members’ capital redemption requests received after December 31, 2022, will comply with the quarterly and annual members’ capital redemption limitations as described in the company’s Operating Agreement

Manager’s interest

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

Management estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Such estimates involve a significant level of uncertainty and have had or are reasonably likely to have a material impact on the company’s financial condition or results of operations. Such estimates relate principally to the determination of the allowance for credit losses (including the fair value of the collateral), and the valuation of real estate owned (“REO”) at acquisition and subsequently (RMI IX has not acquired REO since it commenced operations in 2009). Actual results could differ materially from these estimates.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2023 and 2022

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

These approaches may or may not result in a common, single value. The market-comparables approach may yield different values depending on certain basic assumptions, including the consideration of adjustments made for any attributes specific to the real estate.

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

Loans and interest income

Loans are carried at amortized cost, which is generally equal to the unpaid principal balance (principal). Management has discretion to pay amounts (advances) to third parties on behalf of borrowers to protect the company’s interest in the loan. Advances include, but are not limited to, the payment of interest and principal on a senior lien to prevent foreclosure by the senior lien holder, property taxes, insurance premiums and attorney fees. Advances generally are stated at the amounts paid out on the borrower’s behalf and any accrued interest on amounts paid out, until repaid by the borrower. Interest is accrued daily, on principal and advances, if any.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2023 and 2022

The company may fund a specific loan net of an interest reserve (one to two years) to insure timely interest payments at the inception of the loan. Any interest reserve is amortized over the period that the amount is prepaid. In the event of an early loan payoff, any unapplied interest reserves would be first applied to any accrued but unpaid interest and then as a reduction to the principal.

Payments on loans are applied in the following order: accrued interest, advances, and lastly to principal. Late fees are recognized in the period received. Pursuant to California regulatory requirements, borrower payments are deposited into a trust account established by RMC with an independent bank (and are presented on the balance sheet as “Loan payments in trust”). Funds are disbursed to the company’s bank account as collected, which can range from same day for wire transfers and to two weeks after deposit for checks.

Performing loans that are maturing or have matured may be renewed at then current market rates of interest and terms for new loans. (These loan extensions are not reported as new loans for financial reporting purposes.)

Loans with a payment in arrears (i.e., are non-performing) continue to recognize interest income as long as the loan is in the process of collection with the borrower and the loan balance (i.e., the sum of the unpaid principal, advances and accrued interest) is considered to be well-secured. Loans are placed on non-accrual status if management determines that the primary source of repayment will come from the acquisition by foreclosure (or acquisition by deed in lieu of foreclosure) and subsequent sale of the collateral securing the loan (e.g., a notice of sale is filed and/or when a borrower files for bankruptcy) or when the loan balance is no longer considered well-secured (i.e., the LTV for the loan based on the estimated net realizable value of the collateral and the total principal, advances and accrued interest (at the note rate) is at or greater than eighty percent (80%), seventy-five percent (75%) for lands outside of metropolitan areas) and the borrower has payments in arrears. When a loan is placed on non-accrual status, the accrual of interest is discontinued – beginning with the then current month – for accounting purposes only; previously recorded interest is not reversed. A loan may return to accrual status when all delinquent loan payments are cured and the loan becomes current in accordance with the terms of the loan agreement and the loan balance is considered well collateralized.

Note: In periods prior to January 1, 2023, loans with a payment in arrears were placed on non-accrual status if 180 days delinquent or earlier if management determined that the primary source of repayment would come from the foreclosure and subsequent sale of the collateral securing the loan (which usually occurs when a notice of sale is filed) or when the loan was no longer considered well-secured. (See Allowance for Credit Losses below.)

The company charges off uncollectible loans and related receivables directly to the allowance for credit losses once it is determined the full amount is not collectible. Any amounts collected after a charge off is deemed a recovery.

The company funds loans with the intent to hold the loans until maturity. From time to time the company may sell certain loans when the manager determines it to be in the best interest of the company. Loans are classified as held-for-sale once a decision has been made to sell loans and the loans to be held-for-sale have been identified. Loans classified as held-for-sale are carried at the lower of amortized cost or fair value.

Allowance for credit losses

Loan balances are analyzed on a periodic basis for ultimate recoverability. In conjunction therewith, collateral fair values are re-assessed periodically and the protective equity for each loan is determined. As used herein, “protective equity” is the dollar amount by which the net realizable value (i.e., fair value less the cost to sell) of the collateral, net of any senior liens, exceeds the loan balance.

For a loan that is deemed collateral dependent for repayment, a provision for credit losses is recorded to adjust the allowance for credit losses to an amount such that the net carrying amount (the loan balance, net of foregone interest for loans in non-accrual status) is reduced to the lower of the loan balance or the net realizable value of the related collateral, net of any senior liens.

As of January 1, 2023, the company adopted Accounting Standards Codification 326, Financial Instruments – Credit Losses (ASC 326) using the modified retrospective approach, which requires a lifetime, current expected credit loss (CECL) measurement objective for the recognition of credit losses at the time a loan is originated or acquired. The allowance for credit losses is adjusted each period for changes in expected lifetime credit losses for loans and accrued interest. The determination of the amount of the allowance for credit losses considers historical loss experience, current fair value of collateral and the resultant LTV, current real estate and financial markets, as well as reasonable and supportable forecasts about future economic scenarios. The forward-looking estimates consider the likelihood that any combination of events would adversely impact economic conditions and real estate markets in California such that the substantial protective equity existing for the loans would no longer be sufficient to collect the recorded amounts of principal, advances and accrued interest due on the loan.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2023 and 2022

ASC 326 states that an entity ought to measure expected credit losses of loans on a collective (pool) basis when similar risk characteristic(s) exist. If an entity determines that a financial asset does not share risk characteristics with other loans, the entity ought to evaluate the loan for expected credit losses on an individual basis. When determining risk characteristics to include in its pooling assessment, the company has determined the following are most determinant.

- Loan to value (“LTV”): The ratio of the outstanding loan balance to the fair value of the underlying collateral, and thereby the amount of protective equity of the company’s loans, is the most determinant attribute at inception of the loan and ongoing in estimating incurred and lifetime expected credit losses. Further to reducing the risk of loss, the company’s loans are predominantly first mortgages, but second lien deeds of trust are not infrequent nor insignificant.

- Term: The duration (or expected term) of loan is a determinant attribute as the duration of the company’s loans are less than those of other conventional commercial real estate lenders (e.g., institutions, such as banks, insurance companies, private equity firms), typically in the range of one to three years. The expected duration of the loans (and thereby the forecast period) is shortened further as the loans are written without a prepayment penalty.

- Geographical location: The company’s loans are secured by real estate in coastal California metropolitan areas, typically in the Bay Area (including Silicon Valley) but also elsewhere in northern and southern California.

ASC 326-20-30-3 does not require reporting entities to use a specific method to calculate the allowance for credit losses, instead, various methods can be used, including discounted cash flow (DCF), loss-rate, and probability-of-default/loss given default, among others. Of these, the probability-of-default/loss given default is most determinant for the company given the low LTVs at origination, the predominance of first lien loans and the relatively short duration of the loans. When a reporting entity, such as the company uses a measurement technique other than a DCF approach, the allowance ought to reflect the expected credit losses of the amortized cost basis. Therefore, non-DCF methods ought to incorporate the impact of accrued interest (but not future interest /payments that have not yet been accrued) and advances, if any, into the estimate of expected credit losses. No prepayment assumption is factored into the company’s estimate of credit losses as it is not a significant determinant of the amount of reserve.

Given the limited number of loans and the short terms for which the loans are written (and the potentially even shorter duration given that the loans are written without a prepayment penalty), at each reporting date the company performs a risk analysis as to real estate market conditions in the California areas in which loan collateral is located and performs a loan-by-loan analysis to determine the current fair value of the real property collateral and the remaining time to maturity. The results are accumulated and the LTVs in forward periods are forecasted – by lien position – for those loans expected (on a contractual maturity basis) to be then outstanding. No expected extensions, renewals, or modifications are factored in as the company’s loans do not contain renewal options that can be unconditionally exercised by the borrowers. This methodology/analysis determines if there is any future period in the lifetime of the loan in which a real estate market decline in values is expected to occur that would be sufficient to put at risk the full collection of amounts owed, including accrued interest and advances, if any secured by the deeds of trust. In arriving at the determination, the manager consulted a range of banking/industry and academic studies and forecasts.

If foreclosure (or negotiation of a deed in lieu of foreclosure) is concluded to be probable, the loan is considered to be collateral-dependent and the company uses the practical expedient to reduce its recorded investment in the loan to the net realizable value of the real estate and other assets to be acquired, net of the liabilities to be assumed. The determination of whether a loan is determined to be collateral-dependent requires judgment and considers both the current LTV and the financial condition of the borrower, which is monitored by the manager.

Prior to the adoption of ASC 326 (the CECL model), the company followed the incurred loss model for recognition of credit losses. Loans and the related accrued interest and advances (i.e., the loan balance) were analyzed on a periodic basis for ultimate recoverability. Collateral fair values were reviewed quarterly and the protective equity for each loan was computed. If based upon current information and events, it was deemed probable the company will be unable to collect all amounts due according to the contractual terms of the loan agreement, then a loan would be designated as impaired. An insignificant delay or insignificant shortfall in the amount of payments did not constitute non-performance with the contractual terms of the original loan agreement if the manager expected to collect the amounts due including interest accrued at the contractual interest rate for the period of delay. In determining the probability that the borrower would not substantially perform according to the terms of the original loan agreement, the manager considered the following:

•
payment status – if payments were in arrears 90+ days (typically 3 payments past due) loans were designated impaired unless resolution of the delinquency was forthcoming without significant delay;
•
bankruptcy – if the borrower filed bankruptcy, the loan was designated impaired;
•
notice of sale – if the company filed a notice of sale, the loan was designated impaired.

Payments on loans designated impaired were applied to late fees, then to the accrued interest, then to advances, and lastly to principal.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2023 and 2022

For loans that were deemed to be collateral dependent for repayment, a provision for loan losses was recorded to adjust the allowance for loan losses (principal and/or recorded interest) in an amount such that the net carrying amount (unpaid principal less the specific allowance) was reduced to the lower of the loan balance or the estimated fair value of the related collateral, net of any costs to sell and net of any senior debt and claims.

For a loan that was deemed collateral dependent for repayment, a provision for credit losses was recorded to adjust the allowance for credit losses by an amount such that the net carrying amount (unpaid principal, plus interest accrued, i.e., interest owed net of foregone interest for loans in non-accrual status, plus advances) was reduced to the lower of the amortized cost (i.e., the loan balance) or the estimated fair value of the related collateral, net of any senior debt and claims and costs to sell.

The company charged off uncollectible loans directly to the allowance account once it was determined the full amount was not collectible. Any amounts collected after a charge off were deemed a recovery of loan losses. If the loan went to foreclosure, an updated appraisal was ordered and the recorded investment in the loan was adjusted to the net realizable value of the REO to be acquired. The adjustment was made to a specific reserve in the allowance for loan losses by a charge or a credit to the provision for loan losses.

Real estate owned (“REO”)

Real estate owned, or REO, is property acquired in full or partial settlement of loan obligations generally through foreclosure and is recorded at acquisition at the property’s fair value less estimated costs to sell, as are other assets acquired and liabilities assumed (or any senior debt the property is taken subject to). The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers. The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for credit losses and any subsequent valuation reserves. After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. REO is analyzed periodically for changes in fair values and any subsequent write down is charged to operations expenses. Any recovery in the fair value subsequent to such a write down is recorded and is not to exceed the value recorded at acquisition. Recognition of gains or losses on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

Debt issuance costs

Debt issuance costs are the fees and commissions incurred in the course of obtaining a line of credit for services from banks, law firms and other professionals and are amortized on a straight-line basis as interest expense over the term of the line of credit.

Reclassifications

Certain amounts on the balance sheet as of December 31, 2022 have been reclassified to conform to the current period presentation. The payable to manager has been disclosed separately on the balance sheets from the payable to mortgage fund. There was no change in total liabilities.

Accounting pronouncements recently adopted

As of January 1, 2023, the company adopted Accounting Standards Codification 326, Financial Instruments – Credit Losses. See Allowance for Credit Losses above and Note 4 (Loan) for details of implementation.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2023 and 2022

As of January 1, 2023, the company adopted Accounting Standards Update (“ASU”) 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). This ASU eliminates the accounting guidance for troubled debt restructurings by creditors while adding disclosures for certain loan restructurings by creditors when a borrower is experiencing financial difficulty. This guidance requires an entity to determine whether a modification results in a new loan or a continuation of an existing loan. Additionally, the ASU requires disclosure of current period gross write-offs by year of origination for financing receivables. The adoption of this ASU did not have a material impact on the company's financial results and accompanying disclosures, as there were no modifications to borrowers experiencing financial difficulty. Prior to the adoption of ASU 2022-02, if a loan modification was agreed to and was to result in an economic concession to the borrower (i.e., a significant delay or reduction in cash flows compared to the original note), the modification would have been deemed to be a troubled debt restructuring (“TDR”). The company did not have any TDRs for the year ended December 31, 2022.

Recent accounting pronouncements not yet adopted

The Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires enhanced disclosures about significant segment expenses and other segment items and requires public entities to disclose all annual disclosures about segments in interim periods. The new standard also permits entities to disclose more than one measure of segment profit or loss, requires disclosure of the title and position of the Chief Operating Decision Maker, and requires entities with a single reportable segment to provide all disclosures required by Topic 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and entities are required to apply the ASU retrospectively to all periods presented. The company is currently evaluating the impact, if any, that the adoption of this standard will have on its financial statements and related disclosures.

NOTE 3 – MANAGER AND OTHER RELATED PARTIES

The Operating Agreement provides for compensation to the manager and for the reimbursement of qualifying costs as detailed below. RMC is entitled to 1% of the net income or loss of the company. RMC, at its sole discretion, collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income), which increased the net income, cash available for distribution, and the net-distribution rate. The cost-reimbursement waivers in 2023 and 2022 by RMC were not made for the purpose of providing RMI IX with sufficient funds to satisfy any required level of distributions, as the Operating Agreement has no such required level of distributions, nor to meet withdrawal requests.

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

December 31, 2023 and 2022

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

Total costs reimbursed to RMC by RMI IX were approximately $360 thousand and $348 thousand in 2023 and 2022, respectively. The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $787 thousand and $797 thousand in 2023 and 2022, respectively, of which approximately $427 thousand and $449 thousand in 2023 and 2022, respectively, RMC waived.

Loan administrative fees

The manager is entitled to receive a loan administrative fee of up to one percent (1%) of the principal amount of each new loan funded or acquired for services rendered in connection with the selection and underwriting of loans payable upon the closing or acquisition of each loan. Since August 2015, RMC, at its sole discretion, has waived loan administrative fees on new originations. The total amount of loan administrative fees waived was approximately $298 thousand and $302 thousand in 2023 and 2022, respectively.

Formation loan

Commissions for unit sales to new members paid to broker-dealers (“B/D sales commissions”) and premiums paid to certain investors upon the purchase of units were paid by RMC and were not paid directly by RMI IX out of unit-sales proceeds. Instead, RMI IX advanced to RMC amounts sufficient to pay the B/D sales commissions and premiums to be paid to investors. Such advances in total were not to exceed seven percent (7%) of offering proceeds. The receivable arising from the advances is unsecured and non-interest bearing and is referred to as the “formation loan”. When offerings of units to new members ended on April 30, 2019, such advances totaled approximately $5.6 million, of which approximately $2.9 million is outstanding at December 31, 2023.

Formation loan transactions for 2023 and 2022 are presented in the following table ($ in thousands).

	2023	2022
Balance, January 1	$3,110	$3,388
Payments received from RMC	(208)	(278)
Balance, December 31	$2,902	$3,110

In March 2022, the Operating Agreement was amended to extend the term for repayment of the formation loan to December 2038 (to coincide with the extended term of the company) in annual installments of approximately $208 thousand which may be paid by RMC either in full on December 31st of each calendar year during the term of the company or in four equal quarterly installments. The primary source of repayment of the formation loan are the loan brokerage commissions earned by RMC. The formation loan is forgiven if the manager is removed and RMC is no longer receiving payments for services rendered. As such, the formation loan is presented as contra equity.

Redemptions of members’ capital

Eligible members' capital redemption requests at December 31, 2023 approximated $12.0 million, of which $7.1 million were scheduled but unpaid redemption requests received in 2023 at or prior to September 30, 2023 and $4.9 million of new redemption requests received in the quarter ended December 31, 2023 that will be eligible at March 31, 3024. Eligible members' capital redemption requests at December 31, 2022 approximated $232 thousand, all of which were new redemption requests received in the quarter ended December 31, 2022, eligible to be paid beginning at March 31, 2023.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2023 and 2022

For 2023 and years following, the amount to be paid of eligible members’ capital redemption requests received after December 31, 2022, will comply with the quarterly and annual members’ capital redemption limitations as described in the company’s Operating Agreement. Pursuant to the Operating Agreement, unless waived by the manager, the company will not redeem in any calendar year more than five percent (5.0%) and in any calendar quarter one and one-quarter percent (1.25%) of the weighted average number of units outstanding in the twelve (12) month period immediately prior to the date of redemption. The manager has no present intention to exercise its discretionary power to waive or modify the enforcement of the redemptions limitation in the foreseeable future.

Redemptions of members’ capital for 2023 and 2022 are presented in the following table ($ in thousands).

Redemptions	2023	2022
Without penalty	$4,215	$7,949
With penalty	25	121
Total	$4,240	$8,070
Early withdrawal penalties	$1	$3

Eligible redemption requests are to be honored in the following order of priority:

•
first, to redemptions upon the death of a member, subject to a cap of $100 thousand per quarter for each deceased member’s account; and
•
next, to all other eligible redemption requests on a pro rata basis.

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

Unallocated O&O transactions for the years ended December 31 are summarized in the following table ($ in thousands).

	2023	2022
Balance, January 1	$1,045	$1,458
O&O expenses allocated	(255)	(282)
O&O expenses paid by RMC(1)	(48)	(131)
Balance, December 31	$742	$1,045

(1)
RMC is obligated per the Operating Agreement to repay RMI IX for the amount of unallocated O&O expenses attributed to a member’s capital account if the member redeems prior to the 40 quarterly allocations. RMC estimated its future obligation to repay unallocated O&O expenses on scheduled redemptions as of December 31, 2023, to be approximately $9 thousand.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2023 and 2022

Other related party transactions

- Payable to/receivable from related mortgage funds and manager

From time to time, in the normal course of business operations, the company may have payables to and/or receivables from related parties. At December 31, 2023, the payable to related party balance of approximately $90 thousand consisted of accounts payable of approximately $57 thousand to the manager and $18 thousand to a related mortgage fund. Also included was member redemptions of approximately $15 thousand.

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

In 2023, related mortgage funds transferred to RMI IX four performing loans with aggregate principal of approximately $3.4 million in-full at par value, which approximates fair value. RMI IX paid cash for the loans and the related mortgage funds have no continuing obligation or involvement with the loans.

In 2023, RMI IX transferred to a related mortgage fund three performing loans with aggregate principal of approximately $1.1 million in-full at par value, which approximates fair value. The related mortgage fund paid cash for the loans and RMI IX has no continuing obligation or involvement with the loans.

In 2022, a related mortgage fund transferred to RMI IX two performing loans with aggregate principal of approximately $1.9 million in-full at par value, which approximates fair value. No loans were transferred to related mortgage funds in 2022.

- Promissory note funded to/repaid by related parties

On June 29, 2023, RMI IX lent $3.3 million to a related mortgage fund secured by the net cash flow payable on three mortgage loans totaling approximately $7.5 million, which had contractual maturities before October 1, 2023. The promissory note receivable from the related mortgage fund was secured by all proceeds payable to the related mortgage fund upon the payoff or repayment of the pledged mortgage loans, net of any amounts outstanding on a line of credit secured by the pledged mortgage loans. The promissory note matured December 29, 2023 (extended from the original maturity date of October 1, 2023) and the balance at December 31, 2023 was $2.8 million plus accrued interest (2023 expense $135 thousand; 2024 $30 thousand). The note balance, including interest, was paid in full in February 2024.

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

The company’s loans are secured by real estate in coastal California metropolitan areas. The portfolio segments are first and second trust deeds mortgages and the key credit quality indicator is the LTV. First mortgages are predominant, but second lien deeds of trust are not infrequent nor insignificant. First-mortgage loans comprised 83% of the portfolio at December 31, 2023 (82% at December 31, 2022).

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2023 and 2022

Secured loans unpaid principal balance (principal)

Secured loan transactions for 2023 and 2022 are summarized in the following table ($ in thousands).

	2023			2022
	Total	First Trust Deeds	Second Trust Deeds	Total	First Trust Deeds	Second Trust Deeds
Principal, beginning of year(1)	$72,533	$59,250	$13,283	$81,097	$69,328	$11,769
Loans funded	29,190	24,805	4,385	30,248	25,443	4,805
Principal collected(2)(3)	(39,558)	(30,157)	(9,401)	(36,306)	(31,772)	(4,534)
Loans transferred from related mortgage funds	3,393	1,461	1,932	1,939	943	996
Loans transferred to related mortgage fund	(1,142)	(997)	(145)	—	—	—
Loans sold to non-affiliate	(1,500)	(1,500)	—	(4,445)	(4,445)	—
Recategorized(4)	—	(599)	599	—	—	—
Principal, end of year	$62,916	$52,263	$10,653	$72,533	$59,497	$13,036

(1)
On January 1, 2023, one loan with a principal balance of $247 thousand was re-categorized as a second trust deed. Prior to January 1, 2023 the loan was categorized as a first trust deed.
(2)
Includes principal collected and held in trust at December 31, 2023 of approximately $3 thousand offset by principal collected and held in trust at December 31, 2022 of approximately $3 thousand which was disbursed to the company in January 2023.
(3)
Includes $4.2 million received from an escrow company/title insurer for payment in full of principal owed on a secured loan funded in 2023 that was deemed to have cleared escrow with a defective lien.
(4)
A partial release of security by the reconveyance of the first lien deed of trust (the primary collateral) was affected (pursuant to the terms of the note) after receipt of the required borrower payments totaling $1.1 million in 2023; the second lien deed of trust thereby became the primary collateral and the loan was reclassified in the above table.

During 2023 and 2022, the company renewed 8 and 12 maturing (or matured) loans with aggregate principal of approximately $19.4 million and $33.6 million, respectively, which are not included in the activity shown in the table above. The loans have an average extension period of approximately 14 months and 11 months in 2023 and 2022, respectively, and were current and deemed well collateralized (i.e., the current LTV for the collateral was within lending guidelines as discussed in Note 2 to these financial statements). Interest rates charged to borrowers may be adjusted in conjunction with the loan extensions to reflect current market conditions (in 2023, three extension included rate increases).

In 2023, two loans with principal of approximately $1.5 million were sold to unaffiliated third-parties. After commission to third parties, the company recognized a gain of approximately $9 thousand. In 2022, seven loans with principal of approximately $4.4 million were sold to unaffiliated third-parties. After commission to third parties, the company recognized a gain of approximately $40 thousand.

As of December 31, 2023, there were no commitments to lend outstanding and no construction or rehabilitation loans outstanding.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2023 and 2022

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	December 31,	December 31,
	2023	2022
Number of secured loans	47	45
First trust deeds	34	30
Second trust deeds	13	15

Secured loans – principal	$62,916	$72,533
First trust deeds	$52,263	$59,497
Second trust deeds	$10,653	$13,036

Secured loans – lowest interest rate (fixed)	7.3%	6.8%
Secured loans – highest interest rate (fixed)	11.8%	11.0%

Average secured loan – principal	$1,339	$1,612
Average principal as percent of total principal	2.1%	2.2%
Average principal as percent of members’ and manager’s capital, net	2.0%	2.3%
Average principal as percent of total assets	2.0%	2.1%

Largest secured loan – principal	$6,200	$6,735
Largest principal as percent of total principal	9.9%	9.3%
Largest principal as percent of members’ and manager’s capital, net	9.1%	9.5%
Largest principal as percent of total assets	9.1%	8.6%

Smallest secured loan – principal	$185	$146
Smallest principal as percent of total principal	0.3%	0.2%
Smallest principal as percent of members’ and manager’s capital, net	0.3%	0.2%
Smallest principal as percent of total assets	0.3%	0.2%

Number of California counties where security is located	16	11
Largest percentage of principal in one California county	21.7%	26.3%

Number of secured loans with prepaid interest	2	1
Prepaid interest	$107	$254

As of December 31, 2023, 27 loans with principal of approximately $41.2 million provide for monthly payments of interest only, with the principal due at maturity, and 20 loans with principal of approximately $21.7 million (representing 35% of the aggregate principal of the company’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal due at maturity.

As of December 31, 2023, there were 13 loans in second lien position. The aggregate principal of these loans was approximately $10.7 million and the weighted average LTV at loan closing was 55.18%. All but one loan in second lien position were performing as of December 31, 2023. The delinquent loan has principal outstanding of $760 thousand (LTV 69.88%), is secured by an industrial property located in Santa Clara county, bears an interest rate of 8.875% and matured on August 1, 2023.

As of December 31, 2023, the company’s largest loan with principal of $6.2 million (LTV 47.88%) is secured by an industrial property located in San Diego County, bears an interest rate of 10.5% and matures on February 1, 2025. As of December 31, 2023, the loan was performing and in first lien position.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2023 and 2022

Lien position/LTV at origination

At funding, secured loans had the lien positions in the following table ($ in thousands).

	December 31, 2023			December 31, 2022
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds(5)	34	$52,263	83%	30	$59,497	82%
Second trust deeds	13	10,653	17	15	13,036	18
Total principal, secured loans	47	62,916	100%	45	72,533	100%
Liens due other lenders at loan closing		26,644			36,544
Total debt		$89,560			$109,077
Appraised property value at loan closing		$177,310			$195,261
LTV (weighted average) at loan closing		54.6%			58.3%

(5)
One loan with principal of approximately $2.0 million has an LTV of 108.18%. The loan agreement was executed by an individual with substantial real estate holdings, experience and substantial financial resources.

At the time a loan is funded, the LTV is such that the protective equity in the collateral securing the loan is sufficient to preclude any expected credit losses – principal unless there is a forward period adverse event that is uninsured and/or there are market conditions so adverse (and are other-than-temporary) that the protective equity is reduced to an amount not sufficient to recover the principal owed. Such an adverse event/condition is deemed improbable of occurrence in the relatively short duration the secured loans are outstanding.

The LTVs shown in this table use the appraisals at origination of the loans.

	Secured loans, principal
LTV(6)	First trust deeds	Percent	Count	Second trust deeds	Percent	Count	Total principal	Percent
<40%	$2,746	4.3%	6	$1,374	2.2%	3	$4,120	6.5%
40-49%	26,126	41.5	10	3,500	5.6	2	29,626	47.1
50-59%	2,717	4.3	3	245	0.4	1	2,962	4.7
60-69%	18,034	28.7	13	1,957	3.1	2	19,991	31.8
Subtotal <70%	49,623	78.8	32	7,076	11.3	8	56,699	90.1

70-79%	640	1.0	1	3,577	5.7	5	4,217	6.7
Subtotal <80%	50,263	79.8	33	10,653	17.0	13	60,916	96.8

≥80%	2,000	3.2	1	—	0.0	—	2,000	3.2

Total	$52,263	83.0%	34	$10,653	17.0%	13	$62,916	100.0%

(6)
LTV classifications in the table above are based on principal, advances and interest unpaid at December 31, 2023.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2023 and 2022

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	December 31, 2023			December 31, 2022
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(7)	21	$21,786	35%	21	$25,360	35%
Commercial
Office	3	5,725	9	3	12,275	17
Retail	6	9,948	15	6	16,524	22
Industrial	8	13,353	22	4	2,865	4
Commercial – Other	3	2,377	4	4	2,722	4
Commercial Total	20	31,403	50	17	34,386	47
Multi-family	5	8,227	13	6	11,287	16
Land	1	1,500	2	1	1,500	2
Total principal, secured loans	47	$62,916	100%	45	$72,533	100%

(7)
Single family includes one to four unit residential buildings, condominium units, townhouses and condominium complexes. At December 31, 2023, single family consists of six loans with aggregate principal of approximately $3.3 million that are owner occupied and 15 loans with principal of $18.5 million that are non-owner occupied. At December 31, 2022, single family property type consisted of 10 loans with principal of approximately $11.6 million that are owner occupied and 11 loans with principal of approximately $13.8 million that are non-owner occupied.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2023 and 2022

Distribution of secured loans - principal by California counties

The distribution of secured loans within California by counties is presented in the following table ($ in thousands).

	December 31, 2023		December 31, 2022
	Principal	Percent	Principal	Percent
San Francisco Bay Area(8)
San Francisco	$13,662	21.7%	$13,801	19.0%
San Mateo	4,832	7.7	13,054	18.0
Santa Clara	10,143	16.1	19,042	26.3
Alameda	3,925	6.2	6,062	8.4
Contra Costa	—	0.0	1,000	1.4
Napa	640	1.0	644	0.9
Solano	185	0.3	—	0.0
Marin	400	0.7	—	0.0
	33,787	53.7	53,603	74.0
Other Northern California
Placer	1,967	3.1	1,500	2.1
Tehama	—	0.0	405	0.5
San Joaquin	750	1.2	—	0.0
Butte	1,203	1.9	—	0.0
Sacramento	551	0.9	—	0.0
	4,471	7.1	1,905	2.6
Northern California Total	38,258	60.8	55,508	76.6

Southern California Coastal
Los Angeles	4,058	6.5	3,512	4.8
Orange	7,177	11.4	6,809	9.4
San Diego	8,325	13.2	6,704	9.2
	19,560	31.1	17,025	23.4
Other Southern California – Riverside
Riverside	1,900	3.0	—	0.0
Ventura	3,198	5.1	—	0.0
	5,098	8.1	—	0.0
Southern California Total	24,658	39.2	17,025	23.4
Total principal, secured loans	$62,916	100.0%	$72,533	100.0%

(8)
Includes Silicon Valley

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2023 and 2022

Scheduled maturities/Secured loans - principal

Secured loans scheduled to mature in periods as of and after December 31, 2023, are presented in the following table ($ in thousands).

				First Trust Deeds		Second Trust Deeds
	Loans	Principal	Percent	Loans	Principal	Loans	Principal
2024	20	37,809	60%	14	33,166	6	4,643
2025	11	9,976	16	6	5,320	5	4,656
2026	2	585	1	2	585	—	—
2027	3	1,915	3	2	1,321	1	594
Thereafter	5	2,531	4	5	2,531	—	—
Total scheduled maturities	41	52,816	84	29	42,923	12	9,893
Matured(9)	6	10,100	16	5	9,340	1	760
Total principal, secured loans	47	$62,916	100%	34	$52,263	13	$10,653

(9)
See Delinquency/Secured loans with payments in arrears below for additional information on matured loans.

Scheduled maturities are presented based on the most recent in-effect agreement with the borrower, including forbearance agreements, if any. As a result, matured loans at December 31, 2023, for the scheduled maturities table above may differ from the same captions in the tables of delinquencies and payment in arrears presented below that do not consider forbearance agreements. For matured loans, the company may continue to accept payments while pursuing collection of principal or while negotiating an extension of the maturity date. Loans are written without a prepayment penalty causing an uncertainty/a lack of predictability as to the expected duration versus the scheduled maturity.

Delinquency/secured loans

Secured loans summarized by payment-delinquency status are presented in the following table ($ in thousands).

	December 31, 2023		December 31, 2022
	Loans	Principal	Loans	Principal
Current	39	$50,861	40	$64,423
Past Due
30-89 days	2	1,165	1	4,940
90-179 days	3	7,483	2	1,681
180 or more days	3	3,407	2	1,489
Total past due	8	12,055	5	8,110
Total principal, secured loans	47	$62,916	45	$72,533

At December 31, 2023 and December 31, 2022, there was one loan with a forbearance agreement in effect with principal of $990 thousand, included in the table above as 180 or more days delinquent. Seven of the eight loans past due at December 31, 2023 were in first lien position and had principal payments in arrears of approximately $11.3 million. The remaining loan past due at December 31, 2023 was in second lien position and had principal payments in arrears of approximately $760 thousand.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2023 and 2022

Delinquency/Secured loans with payments in arrears

Secured loans with payments in arrears (eight loans), principal by LTV and lien position at December 31, 2023 are presented in the following table ($ in thousands). The LTVs shown in this table use the appraisals at origination of the loans.

	Secured loans with payments in arrears, principal
LTV(10)	First trust deeds	Percent(11)	Second trust deeds	Percent(11)	Total principal	Percent(11)
<40%	$200	0.3%	$—	0.0%	$200	0.3%
40-49%	2,700	4.3	—	0.0	2,700	4.3
50-59%	1,500	2.4	—	0.0	1,500	2.4
60-69%	6,895	11.0	—	0.0	6,895	11.0
Subtotal <70%	11,295	18.0	—	0.0	11,295	18.0

70-79%	—	0.0	760	1.2	760	1.2
Subtotal <80%	11,295	18.0	760	1.2	12,055	19.2

≥80%	—	0.0	—	0.0	—	0.0

Total	$11,295	18.0%	$760	1.2%	$12,055	19.2%

(10)
LTV classifications in the table above are based on principal, advances and interest unpaid at December 31, 2023.
(11)
Percent of total principal of secured loans (totaling $62.9 million) at December 31, 2023.

Payments in arrears for secured loans at December 31, 2023 are presented in the following tables ($ in thousands).

	Loans		Principal		Interest(12)
At December 31, 2023	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	1	1	$200	$1	$—	$7	$208
90-179 days (4-6 payments)	3	—	7,483	—	101	—	7,584
180 or more days (more than 6 payments)	2	1	2,417	—	—	48	2,465
Total past due	6	2	$10,100	$1	$101	$55	$10,257

(12)
December 2023 interest is due January 1, 2024 and is not included in the payments in arrears at December 31, 2023.

As of March 2024, three loans included above as past maturity, with aggregate principal of approximately $4.2 million have been paid off or become current. Two of the loans, with aggregate principal of approximately $2.7 million, paid off in full. The third loan with principal of approximately $1.5 million made all currently due payments and entered into an extension agreement with an updated maturity date of July 1, 2024.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2023 and 2022

Matured loans, principal by LTV and lien position at December 31, 2023 are presented in the following table ($ in thousands). The LTVs shown in this table use the appraisals at origination of the loans.

	Secured loans past maturity, principal
LTV(13)	First trust deeds	Percent(14)	Second trust deeds	Percent(14)	Total principal	Percent(14)
<40%	$200	0.3%	$—	0.0%	$200	0.3%
40-49%	2,700	4.3	—	0.0	2,700	4.3
50-59%	1,500	2.4	—	0.0	1,500	2.4
60-69%	4,940	7.9	—	0.0	4,940	7.9
Subtotal <70%	9,340	14.9	—	0.0	9,340	14.9

70-79%	—	0.0	760	1.2	760	1.2
Subtotal <80%	9,340	14.9	760	1.2	10,100	16.1

≥80%	—	0.0	—	0.0	—	0.0

Total	$9,340	14.9%	$760	1.2%	$10,100	16.1%

(13)
LTV classifications in the table above are based on principal, advances and interest unpaid at December 31, 2023.
(14)
Percent of total principal of secured loans (totaling $62.9 million) at December 31, 2023.

Non-accrual status/Secured loans

Secured loans in non-accrual status are summarized in the following table ($ in thousands).

	December 31, 2023	December 31, 2022
Number of loans	none	2
Principal		$1,489
Advances		1
Accrued interest(15)		4
Total recorded investment		$1,494
Foregone interest		$58

(15)
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

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2023 and 2022

Provision/allowance for credit losses

Activity in the allowance for credit losses for the years ended December 31 are presented in the following table ($ in thousands).

	2023			2022
	Principal and Advances	Interest	Total	Principal and Advances	Interest	Total
Balance, December 31	$30	$25	$55	$30	$25	$55
Adoption of ASC 326 (CECL)	30	35	65	—	—	—
Balance, January 1	60	60	120	30	25	55
Provision for (Recovery of) loan losses	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—
Balance, December 31	$60	$60	$120	$30	$25	$55

Each secured loan is reviewed quarterly for its LTV adjusted for the most recent valuation of the collateral, the remaining term to maturity, delinquency and borrower’s payment history and other factors.

In conjunction with the adoption of ASC 326 (CECL) as of January 1, 2023, the company recognized a cumulative-effect adjustment (with a decrease to members’ and manager’s capital) of $65 thousand to the allowance for credit losses to recognize lifetime expected credit losses for secured loans at December 31, 2022. The ultimate collectability of the amounts owed is reliant on the estimation of the current fair value of the real property collateral and the time to maturity. The limited number of loans and the short terms for which the loans are written enabled the manager to do a loan-by-loan analysis to determine the risk of loss. The analysis is updated quarterly with any change to the expected credit losses recognized in the period.

In periods prior to the adoption of ASC 326 (CECL), the company followed the incurred loss model for recognition of credit losses. Generally, the company has not recorded an allowance for loan losses as all loans were deemed to have protective equity sufficient that collection was deemed probable for all recorded amounts due on the loan. From time to time, the manager would deem it in the best interest of the company to agree to concessions to borrowers to facilitate a sale of collateral or refinance transactions primarily for secured loans in second lien position. Accordingly, an allowance for loan losses of principal and interest had been recorded totaling approximately $55 thousand to cover incurred, but not known, eventualities that occurred from time to time, even though the secured loans had protective equity such that collection was deemed probable for all recorded amounts due on the loan.

Secured loans count, principal and weighted average LTV at December 31, 2023 and the projected year-end count, principal and weighted average LTV based on contractual maturities (by lien position) are presented in the following table ($ in thousands). This does not include any forward period extensions, renewals or modifications that the company may undertake at its discretion, which could extend the contractual maturities into future years.

				First Trust Deeds			Second Trust Deeds
	Loans	Principal	LTV	Loans	Principal	LTV	Loans	Principal	LTV
December 31, 2023	47	$62,916	54.6%	34	$52,263	54.5%	13	$10,653	55.2%

December 31,
2024	21	15,007	56.3	15	9,757	56.5	6	5,250	55.8
2025	10	5,031	52.7	9	4,437	51.4	1	594	62.3
2026	8	4,446	55.6	7	3,852	54.5	1	594	62.3
2027	5	2,531	47.8	5	2,531	47.8	—	—	0.0
2028	3	1,366	42.6	3	1,366	42.6	—	—	0.0
2033	1	217	36.7	1	217	36.7	—	—	0.0
2035	—	—	0.0	—	—	0.0	—	—	0.0

As indicated by the table above, there is no future period covered in the analysis – nor is there any individual loan – in which a real estate market decline in values is expected to occur that would be sufficient to offset the substantial protective equity in the secured-loan portfolio (and in the individual loans) sufficient to put at risk collection of amounts owed under the notes, secured by the deeds of trust. In arriving at the determination, the manager consulted a range of banking/industry and academic studies and forecasts.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2023 and 2022

Fair Value

The following methods and assumptions are used when estimating fair value (Level 3 inputs).

Secured loans/performing

The fair value of the company’s secured loan balances is deemed to approximate the amortized cost.

•
Terms to maturity are typically one to five years at origination and are shorter than commercial real estate loans by conventional/ institutional lenders and conventional single-family home mortgage lenders;
•
Loans are written without a prepayment penalty causing uncertainty/a lack of predictability as to the expected duration; and
•
Interest rates are at a premium to rates charged by conventional lenders.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2023 and 2022

NOTE 5 – LINE OF CREDIT

Activity involving the line of credit in 2023 and 2022 is presented in the following table ($ in thousands).

	2023	2022
Balance, January 1,	$9,900	$8,480
Draws	8,862	9,900
Repayments	(16,609)	(8,480)
Balance, December 31,	$2,153	$9,900
Line of credit - average daily balance	$7,740	$8,479

In March 2020, RMI IX entered into a revolving line of credit and term loan agreement with Western Alliance Bank (“WAB”) which is governed by the terms of the Business Loan Agreement between WAB and the company (“original credit agreement”), as amended and modified by the First Loan Modification Agreement made effective March 4, 2022 (the “2022 modification agreement” and together with the original credit agreement, the “2022 credit agreement”). Advances on the line of credit are to be used exclusively to fund secured loans.

- 2024 Modification agreement

Effective March 13, 2024, with the maturity of the 2022 credit agreement, WAB and the company entered into another extension and modification agreement (the “2024 modification agreement” and together with the 2022 credit agreement, “the 2024 credit agreement”). Under the terms of the 2024 credit agreement, RMI IX can borrow up to a maximum principal of $10 million pursuant to a line of credit subject to a borrowing base calculation set forth in the 2024 credit agreement and the amounts advanced under the 2024 credit agreement are secured by a first priority security interest in the notes and deeds of trust of the pledged loans in the borrowing base. The maturity date of the 2024 credit agreement is March 13, 2026 when all amounts outstanding are then due. For a fee of one-quarter of one percent (0.25%), RMI IX has the option prior to maturity date to convert the then outstanding principal balance under the 2024 credit agreement to a two-year term loan maturing in March 2028. The 2024 modification agreement replaces the 30-day American Interbank Offered Rate Term-30 Index published for loans in United States Dollars by the American Financial Exchange with the one-month Term SOFR Reference Rate (‘Term SOFR’) which is published for loans in United States dollars by CME Group Benchmark Administration Limited and is obtained from Bloomberg Financial Services Systems with the code TSFR1M (or, if no longer available, any similar or successor publication selected by WAB). Following the 2024 modification agreement, interest on the outstanding principal under the line of credit is payable monthly and accrues at the annual rate that is the greater of: (i) the Term SOFR Rate plus three and one-half percent (3.5%) and (ii) six percent (6.0%).

The 2024 credit agreement provides for customary financial and borrowing base reporting by the company to the bank and specifies that the company shall maintain (i) minimum tangible net worth of $50 million, net of amounts due from related companies; (ii) debt service coverage ratio at all times of not less than 2.00 to 1.00; and (iii) loan payment delinquency of less than ten percent (10.0%) at calendar quarter-end, calculated as the principal of loans with payments over 61-days past due as determined by the bank’s guidance, less loan loss allowances, divided by total principal of the company’s loans. The 2024 credit agreement provides that in the event the credit payment delinquency rate exceeds 10.0% as of the end of any quarter, the bank will cease to make any further advances until the company is compliant with the covenant but agrees not to accelerate repayment of the loan.

If the company does not maintain the required compensating balance with a minimum daily average of $1.0 million for the calendar quarter, the interest rate automatically increases by one-quarter of one percent (0.25%) above that rate which would otherwise be applicable for the next calendar quarter retroactive to the beginning of the calendar quarter in which the compensating balance is not maintained. At December 31, 2023, the interest rate was eight and sixty three one-hundredths percent (8.63%).

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

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2023 and 2022

- 2022 Modification agreement

Under the terms of the 2022 credit agreement, RMI IX could borrow up to a maximum principal of $10 million pursuant to a line of credit subject to a borrowing base calculation set forth in the 2022 credit agreement and the amounts advanced under the 2022 credit agreement were secured by a first priority security interest in the notes and deeds of trust of the pledged loans in the borrowing base. At December 31, 2023 and December 31, 2022, aggregate principal of pledged loans was approximately $20.1 million and $24.5 million, respectively, with a maximum allowed advance thereon of approximately $10 million, subject to the borrowing base calculation.

The 2022 modification agreement replaced LIBOR as the reference rate with the 30-day American Interbank Offered Rate Term -30 Index published for loans in United States Dollars by the American Financial Exchange (“Ameribor”). Following the 2022 modification agreement interest on the outstanding principal under the line of credit was payable monthly and accrued at the annual rate that is the greater of: (i) the Ameribor Rate plus three and one-quarter percent (3.25%) and (ii) five percent (5.0%).

The 2022 credit agreement provides for customary financial and borrowing base reporting by the company to the bank and specifies that the company shall maintain (i) minimum tangible net worth of $50 million, net of amounts due from related companies; (ii) debt service quarter-end, calculated as the principal of loans with payments over 61-days past due as determined by the bank’s guidance, less loan loss allowances, divided by total principal of the company’s loans. The credit agreement provides that in the event the credit payment delinquency rate exceeds 10.0% as of the end of any quarter, the bank will cease to make any further advances but agrees not to accelerate repayment of the loan. At December 31, 2023, the company was in compliance with covenants as then in effect.

The fair value of the balance on the line of credit is deemed to approximate the recorded amount because the reference rate plus 3.25% and the other terms and conditions, including the two-year term, of the 2022 credit agreements is reflective of market rate terms (Level 2 inputs).

Debt issuance costs of approximately $57 thousand from the 2022 modification agreement were being amortized over the two-year term of the modification agreement. Amortized debt issuance costs included in interest expense approximated $28 thousand and $35 thousand for 2023 and 2022, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

Commitments

Note 3 (Manager and Other Related Parties) presents a detailed discussion of the company’s contractual obligations to RMC and scheduled redemptions of members’ capital at December 31, 2023.

Legal proceedings and government proceedings

As of December 31, 2023, the company was not involved in any legal proceedings or governmental proceedings other than those that would be considered part of the normal course of business as discussed below and no such legal proceedings were terminated during the fourth quarter of 2023.

In the normal course of its business, the company may become involved in legal proceedings (such as bankruptcy proceedings, judicial foreclosures, appointment of receivers, assignment of rents, unlawful detainers, etc.) to collect the debt owed under the promissory notes, to enforce the provisions of the deeds of trust, to protect its interest in the real property subject to the deeds of trust and to resolve disputes with borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the net income or balance sheet of the company.

NOTE 7 – SUBSEQUENT EVENTS

The manager evaluated events occurring subsequent to December 31, 2023 and determined that, except as disclosed in the notes to the financial statements, there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the financial statements.

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

As a limited liability company, RMI IX does not have a board of directors, nor, therefore, does it have an audit committee of the board of directors. The manager, however, provides the equivalent functions of a board of directors and of an audit committee for, among other things, the following purposes:

•
appointment, compensation, and review and oversight of the work of our independent public accountants; and
•
establishing and maintaining internal controls over our financial reporting.

RMC, as the manager, carried out an evaluation, with the participation of RMC’s President (acting as principal executive officer/principal financial officer) of the effectiveness of the design and operation of the manager's controls and procedures over financial reporting and disclosure (as defined in Rule 13a-15 of the Exchange Act) as of and for the period covered by this report. Based upon that evaluation, RMC’s principal executive officer/principal financial officer concluded that the manager's disclosure controls and procedures were not effective as of December 31, 2023 because of a material weakness in our internal control over financial reporting as described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Manager’s Report on Internal Control over Financial Reporting

RMC, as the manager, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. RMC, with the participation of RMC’s principal executive officer/principal financial officer, assessed the effectiveness of RMC’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, RMC has concluded that it did not maintain effective internal control over financial reporting as of December 31, 2023.

Material Weakness in Internal Control Over Financial Reporting

RMC did not engage professional staff sufficient to timely obtain refreshed collateral values and did not appropriately develop accounting policies, and design and implement internal controls at a sufficient level of precision around the estimate of current expected future credit losses (“CECL”) in accordance with Accounting Standards Codification 326, Financial Instruments – Credit Losses. As a result, the Company’s evaluation of expected future credit losses, including determination of the current fair value of certain real properties collateralized against respective loans, was not prepared or reviewed in a timely manner.

Although this material weakness did not result in any material misstatement of our consolidated financial statements as of December 31, 2023 and the results of our operations and our cash flows for the year then ended in conformity with GAAP, which are included in this Annual Report on Form 10-K, it could lead to a material misstatement of account balances or disclosures.

Remediation of Material Weakness

RMC has begun the process of, and is focused on, developing accounting policies and designing and implementing effective internal controls measures to remediate the material weakness identified. Such remediation efforts include the following:

•
RMC onboarded a controller and an executive-level asset/loan servicing professional, both with significant experience and background, during the fourth quarter of 2023. These hirings fill vacancies in key positions needed to prepare and review the Company’s financial statements.
•
RMC has commenced the process of reassessing and formalizing the design of our accounting policies as well as enhancing the design of existing controls relating to the evaluation of CECL in the first quarter of 2024.

While these actions and planned actions are subject to ongoing evaluation, the material weakness will not be remediated until the enhanced controls have been implemented for a sufficient period of time and management has concluded, through testing and monitoring, that the new and enhanced controls are designed and operating effectively. We may conclude that additional measures, including resources, are necessary to remediate the material weakness in our internal control over financial reporting, which may necessitate additional evaluation and implementation time. We may also modify certain of the remediation efforts described above. and will require validation and testing of the internal controls over a sustained period of financial reporting cycles, We are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

Changes to Internal Control Over Financial Reporting

Other than the material weakness and remediation efforts discussed above, there have not been any changes to internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the manager’s or company’s internal control over financial reporting.

Item 9B – Other Information

None.

The company is externally managed by RMC and has no officers or directors of its own and, thus, the company has no Rule 10b5-1 plan or other trading arrangements. There was no adoption, modification or termination of any Rule 10b5-1 plan or other trading arrangements by directors and officers of RMC during the quarter ended December 31, 2023.

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

Officers and Directors of RMC

Michael R. Burwell. Michael R. Burwell, age 67, President, Secretary/Treasurer and Director, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-2009); President, Director, Chief Financial Officer and Secretary of Gymno Corporation (1986-September 2011) and, the manager of Gymno LLC, the entity into which Gymno Corporation was converted (September 2011- June 30, 2015); President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-September 2011); past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986). Mr. Burwell is licensed as a real estate sales person. Mr. Burwell was a general partner of each of the RMI, RMI II, RMI III, RMI IV, RMI V, RMI VI, and RMI VII limited partnerships. Mr. Burwell is a general partner of RMI VIII limited partnership. Mr. Burwell attended the University of California, at Davis from 1975-1979, playing NCAA soccer for three seasons. Michael R. Burwell is the brother of Thomas R. Burwell.

Lorene A. Randich. Lorene A. Randich, age 66, has served as a Director of Redwood Mortgage Corp. since November 2011. Ms. Randich joined Redwood Mortgage Corp. in 1991 and retired on December 31, 2020 as Executive Vice President of Lending Operations. Ms. Randich held the real estate broker’s license of record for Redwood Mortgage Corp. from November 2011 through the third quarter of 2019. Ms. Randich has been a licensed real estate broker since 1996. She is a member of the National Association of Mortgage Brokers, the California Mortgage Bankers Association, the California Association of Mortgage Professionals (past Board Member–San Francisco/Peninsula Chapter) and the California Mortgage Association (Board Member and immediate past Education Committee Chair). Ms. Randich received a BA from the University of California at Berkeley in 1980. In addition to Ms. Randich’s service on the company Board of Directors, Ms. Randich continues her association with Redwood Mortgage Corp. as a Broker-Associate. Ms. Randich also offers mortgage industry consulting services through her firm, Bay Laurel Financial.

Thomas R. Burwell. Thomas R. Burwell, age 56, joined Redwood Mortgage Corp. in 2007 and has served as Marketing and Sales Director since 2012; Loan Officer-Builder Division Wells Fargo Bank, N.A (Westwood, CA 2005-2007); Loan Officer, Wells Fargo Bank, N.A. (Beverly Hills 2004-2005); Loan Officer Wells Fargo Bank, N.A. (New York, NY 2002-2004). Mr. Burwell is a member of the Financial Planning Association, San Francisco, CA. Mr. Burwell received a BA from the University of California at Davis in 1990. Mr. Burwell is a former ATP (Association of Tennis Professionals) world tour professional and was a NCAA Team and Individual Finalist, Team Captain, (Three-time) All-American, #1 Singles and #1 Doubles Player for University of California at Davis. Thomas R. Burwell is the brother of Michael R. Burwell.

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

The Code of Ethics is filed as Exhibit 14.1 to this report. You may obtain a copy of this Code of Ethics, without charge, upon request by calling our Investor Services Department at (650) 365-5341, option 5.

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

See Note 3 (Manager and Other Related Parties) to the financial statements included in Part II, Item 8 of this report which presents detail as to amounts received by the manager from the company in 2023 and 2022, including brokerage commissions related to loan originations, which presentation is incorporated herein by reference.

Outstanding Equity Awards at Fiscal Year-End

Since the company has no, and never had, named employees, there are no unexercised options for any named employees nor are there units of membership interest that have not vested or equity incentive plan awards for named employees outstanding currently or as of December 31, 2023. The company has not awarded RMC - nor any RMC employee, officer, or director - any options, units of membership interest that has not vested or equity incentive plan awards.

Potential Payments Upon Termination or Change-In-Control

Neither RMC nor the company is obligated by a contract or other agreement to make any payments or provide benefits to any person in the event of a termination of such person's employment with the manager or upon a change-in-control of RMC or the company.

Recovery of Erroneously Awarded Compensation

During or after 2023 the company was not required to prepare an accounting restatement that required recovery of erroneously awarded compensation to (i) the manager or (ii) any person or entity, and there was no outstanding balances as of the end of the last completed fiscal year of erroneously awarded compensation to (i) the manager or (ii) any person or entity recovered from a prior restatement.

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

The company is managed externally and does not have any directors, including the equivalent of independent directors, or employees. Since the company has no board of directors or employees, there is no separately designated compensation, nominating or audit committee, except that the Board of Directors of RMC acts as the Audit Committee of RMI IX. In 2022 and 2023, there were no transactions involving the lesser of $120,000 or 1% of total assets with RMC or any other arguably related parties (other than payments to RMC as discussed herein). Note 3 (Manager and Other Related Parties) to the financial statements included in Part II, Item 8 of this report presents detail as to amounts received by the manager in 2023 and 2022.

Item 14 – Principal Accountant Fees and Services

Fees for services performed for the company by the principal accountant for 2023 and 2022 are as follows:

Audit Fees. The aggregate fees during 2023 and 2022 for professional services rendered for the audit of the company’s annual financial statements included in the company’s Annual Report on Form 10-K, review of financial statements included in the company’s Quarterly Reports on Form 10-Q and for services provided in connection with regulatory filings were approximately $500 thousand and $218 thousand, respectively.

Audit Related Fees. There were no fees billed for audit related services by the principal accountants during 2023 and 2022.

Tax fees. There were no fees billed for professional services rendered by the principal accountants during 2023 and 2022 for tax compliance, tax advice, and tax planning.

All Other Fees. There were no other fees billed for any other products and services provided by the principal accountants during 2023 and 2022.

The company is managed externally and does not have an audit committee. All audit and non-audit services are approved by the manager’s board of directors acting as the Audit Committee of RMI IX prior to the accountant being engaged by the company.

Part IV

Item 15 – Exhibits and Financial Statement Schedules

A. Documents filed as part of this report are incorporated:

1.
In Part II, Item 8
2.
None.
3.
Exhibits.

Exhibit No.	Description of Exhibits

3.1	Ninth Amended and Restated Limited Liability Company Operating Agreement**

3.2	Certificate of Formation**

3.3

First Amendment to Ninth Amended and Restated Limited Liability Company Operating Agreement of Redwood Mortgage Investors IX, LLC dated June 20, 2018 (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2018 (File No. 000-55601))

3.4

Second Amendment to Ninth Amended and Restated Limited Liability Company Operating Agreement of Redwood Mortgage Investors IX, LLC dated effective March 11, 2022 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2022 (File No. 000-55601))

4.1	Subscription Agreement and Power of Attorney, including Special Notice for California Residents*

10.1	Form of Distribution Reinvestment Plan*

10.2	Loan Servicing Agreement*

10.3	Form of Note*

10.4	Form of Deed of Trust*

10.5	Form of Participating Broker-Dealer Agreement*

10.6	Form of Advisory Agreement***

10.7	Form of Formation Loan Promissory Note*

10.8	Business Loan Agreement dated as of March 13, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on May 15, 2020 (File No. 000-55601))

10.9

First Loan Modification Agreement dated as of March 4, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2022 (File No. 000-55601))

14.1

Code of Ethics (incorporated herein by reference to Exhibit 14.1 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 31, 2023 (File No. 000-55601)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report by Redwood Mortgage Corp. of the estimated fair value at December 31, 2023 of a unit of Redwood Mortgage Investors IX, LLC

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Incorporated by reference to the item under the corresponding exhibit number in the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 30, 2015 (File no. 000-55601).

** Incorporated by reference to the item in the corresponding exhibit number in the registrant’s registration statement on Form 8-A12G filed on March 25, 2016 (File no. 000-55601).

*** Incorporated by reference to Exhibit 10.7 in the registrant’s quarterly report on Form 10-Q for the nine months ended September 30, 2016 filed with the SEC on November 10, 2016 (File no. 000-55601).

Item 16 – Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 17th day of April, 2024.

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

By:	Redwood Mortgage Corp., Manager

	By:	/s/ Michael R. Burwell
	Name:	Michael R. Burwell
	Title:	President, Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 17th day of April, 2024.

Signature	Title

/s/ Michael R. Burwell	President, Secretary/Treasurer Redwood Mortgage Corp.
Michael R. Burwell	(Principal Executive, Financial and Accounting Officer); Director of Redwood Mortgage Corp.

/s/ Lorene A. Randich	Director of Redwood Mortgage Corp.
Lorene A. Randich

/s/ Thomas R. Burwell	Director of Redwood Mortgage Corp.
Thomas R. Burwell