Form 10-Q
period 2024-03-31
Redwood Mortgage Investors IX
filed 2024-05-15
CIK 1448038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to _____________

Commission file number: 000-55601

REDWOOD MORTGAGE INVESTORS IX, LLC

(Exact name of registrant as specified in its charter)

Delaware	26-3541068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

155 Bovet Road, Suite 302, San Mateo, CA	94402
(Address of principal executive offices)	(Zip Code)

(650) 365-5341

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
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

2

REDWOOD MORTGAGE INVESTORS IX, LLC

3

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC

Balance Sheets

March 31, 2024 (unaudited) and December 31, 2023

($ in thousands)

	March 31,	December 31,
ASSETS	2024	2023
Cash, in banks	$3,355	$1,712
Loan payments in trust	26	28
Loans
Principal	61,018	62,916
Advances	5	2
Accrued interest	645	572
Prepaid interest	(40)	(107)
Loan balances secured by deeds of trust	61,628	63,383
Allowance for credit losses	(120)	(120)
Loan balances secured by deeds of trust, net	61,508	63,263

Debt issuance costs, net	66	7
Prepaid expenses	26	—
Receivable from related mortgage fund (Note 3)	31	—
Promissory note from related mortgage fund (Note 3)	—	2,800
Other receivable	7	—
Total assets	$65,019	$67,810

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable and accrued liabilities	$213	$111
Payable to related mortgage fund (Note 3)	—	18
Payable to manager (Note 3)	61	57
Redemptions to members (Note 3)	—	15
Line of credit	—	2,153
Total liabilities	274	2,354

Commitments and contingencies (Note 6)

Members’ and manager’s capital, net	67,595	68,358
Receivable from manager (formation loan)	(2,850)	(2,902)
Members’ and manager’s capital, net of formation loan	64,745	65,456
Total liabilities and members’ capital	$65,019	$67,810

The accompanying notes are an integral part of these unaudited financial statements.

4

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Income

For the Three Months Ended March 31, 2024 and 2023 (unaudited)

($ in thousands)

	Three Months Ended March 31,
	2024	2023
Revenue
Interest income	$1,500	$1,615
Interest expense	(54)	(199)
Net interest income	1,446	1,416
Late fees	4	2
Total revenue, net	1,450	1,418

Provision for credit losses	—	—

Operations expense
Mortgage servicing fees to Redwood Mortgage Corp.	40	47
Asset management fees to Redwood Mortgage Corp.	118	127
Costs from Redwood Mortgage Corp., net (Note 3)	90	81
Professional services	552	311
Other	5	4
Total operations expense	805	570
Net income	$645	$848

Net income
Members (99%)	$639	$840
Manager (1%)	6	8
	$645	$848

The accompanying notes are an integral part of these unaudited financial statements.

5

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Changes in Members’ and Manager’s Capital

For the Three Months Ended March 31, 2024 (unaudited)

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at December 31, 2023	$69,018	$82	$(742)	$68,358
Net income	639	6	—	645
Earnings distributed	(803)	(6)	—	(809)
Earnings distributed/reinvested (DRIP)	273	—	—	273
Redemptions	(882)	—	—	(882)
Organization and offering expenses allocated	(61)	—	61	—
Organization and offering expenses repaid by RMC	—	—	10	10
Balance at March 31, 2024	$68,184	$82	$(671)	$67,595

For the Three Months Ended March 31, 2023 (unaudited)

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at December 31, 2022	$71,730	$82	$(1,045)	$70,767
Adoption of ASC 326	(6)	(1)	—	(7)
Balance at January 1, 2023	71,724	81	(1,045)	70,760
Net income	840	8	—	848
Earnings distributed	(903)	(8)	—	(911)
Earnings distributed/reinvested (DRIP)	428	—	—	428
Redemptions	(1,028)	—	—	(1,028)
Organization and offering expenses allocated	(66)	—	66	—
Organization and offering expenses repaid by RMC	—	—	15	15
Balance at March 31, 2023	$70,995	$81	$(964)	$70,112

The accompanying notes are an integral part of these unaudited financial statements.

6

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Three Months Ended March 31, 2024 and 2023 (unaudited)

($ in thousands)

	Three Months Ended March 31,
	2024	2023
Operations
Interest income received	$1,360	$1,535
Interest expense paid	(67)	(185)
Late fees and other loan income	6	71
Operations expense	(755)	(758)
Total cash provided by operations	544	663
Investing
Loans funded	(8,288)	(6,200)
Principal collected	10,186	7,068
Loans transferred from related mortgage funds	—	(3,233)
Loans transferred to related mortgage fund	—	857
Advances collected	(2)	—
Promissory note repaid by related mortgage fund	2,800	—
Total cash provided by (used in) investing	4,696	(1,508)
Financing
Members’ and manager's capital
Distributions to members and manager
Earnings distributed, net of DRIP	(543)	(326)
Redemptions, net of early withdrawal penalties (Note 3)	(897)	—
Total distributions to members and manager	(1,440)	(326)
Organization and offering expenses repaid by RMC, net	10	15
Early withdrawal penalties	—	(1)
Cash used in members' and manager's capital	(1,430)	(312)
Line of credit
Advances	13,250	—
Repayments	(15,403)	(250)
Debt issuance costs	(66)	—
Cash used in line of credit	(2,219)	(250)
Formation loan collected	52	52
Total cash used in financing	(3,597)	(510)
Net increase (decrease) in cash	1,643	(1,355)
Cash, beginning of period	1,712	5,055
Cash, end of period	$3,355	$3,700

Non-cash financing activities for the three months ended March 31, 2024 and 2023 include earnings distributed to the dividend reinvestment plan of $273 thousand and $428 thousand, respectively.

Member redemptions of approximately $1 million and March member distributions of approximately $156 thousand were paid out in April 2023, and are included in the balance sheet as distributions and redemptions to members as of March 31, 2023.

The accompanying notes are an integral part of these unaudited financial statements.

7

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Three Months Ended March 31, 2024 and 2023 (unaudited)

($ in thousands)

	Three Months Ended March 31,
Reconciliation of net income to total cash provided by operations	2024	2023
Net income	$645	$848
Adjustments to reconcile net income to total cash provided by operations
Amortization of debt issuance costs	7	7
Change in operating assets and liabilities
Loan payments in trust	2	69
Accrued interest	(74)	16
Prepaid interest	(67)	(95)
Prepaid expenses	(26)	(24)
Receivable from related parties	(31)	—
Accounts payable and accrued liabilities	102	40
Payable to related parties	(14)	(198)
Total adjustments	(101)	(185)
Total cash provided by operations	$544	$663

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2024 (unaudited)

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

In the opinion of management of RMC, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly and accurately the financial information included therein. These unaudited financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results to be expected for the full year.

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

March 31, 2024 (unaudited)

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

In May 2019, the company filed a Registration Statement on Form S-3 with the SEC (SEC File No. 333-231333, effective May 9, 2019) to offer up to 15 million units ($15 million) to members of record as of April 30, 2019 who had previously elected to participate in the DRIP or who later provide written notice to the manager electing to participate in the DRIP, in those states in which approval has been obtained. As of March 31, 2024, the aggregate gross proceeds from sales of units to members under the company's DRIP pursuant to the May 2019 Form S-3 Registration Statement is approximately $9.9 million.

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

March 31, 2024 (unaudited)

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2024 (unaudited)

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

Cash in banks

Certain of the company’s cash balances in banks exceed federally insured limits. The bank or banks in which funds are deposited are reviewed periodically for their general creditworthiness/investment grade credit rating.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2024 (unaudited)

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

Uncollectible loans are charged off directly to the allowance for credit losses once it is determined the full amount is not collectible. Any amounts collected after a charge off is deemed a recovery.

The company funds loans with the intent to hold until maturity. From time to time the company may sell certain loans to unaffiliated third parties. Loans are classified as held-for-sale once a decision has been made to sell loans and the loans to be held-for-sale have been identified. Loans classified as held-for-sale are carried at the lower of amortized cost or fair value.

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

The allowance for credit losses is recognized based on current expected credit losses (CECL) at the time a loan is originated or acquired. No loss is expected at origination, given the substantial protective equity (i.e., the low LTVs), the predominance of first lien loans and the short duration of the loans.

The determination of the probability-of-loss for defaulted loans (and thereby the determination of the amount of the allowance for expected forward period credit losses) considers current fair value of collateral and the resultant LTV, current real estate and financial markets, as well as reasonable and supportable forecasts about future economic scenarios and – to a lesser extent - historical loss experience. The forward-looking estimates consider the likelihood that any combination of events would adversely impact economic conditions and real estate markets in California such that the substantial protective equity existing for the loans would no longer be sufficient to collect the recorded amounts of principal, advances and accrued interest due on the loan.

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

Expected credit losses are determined on a collective (pool) basis when similar risk characteristic(s) exist. Loans that do not share risk characteristics with other loans are evaluated for expected credit losses on an individual basis. When determining risk characteristics to include in its pooling assessment, the following are most determinant.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2024 (unaudited)

The probability-of-default/loss given default is most determinant for the company given the low LTVs at origination, the predominance of first lien loans and the relatively short duration of the loans. When a reporting entity, such as the company uses a measurement technique other than a discounted cash flow (DCF) approach, the allowance ought to reflect the expected credit losses of the amortized cost basis. Therefore, non-DCF methods ought to incorporate the impact of accrued interest (but not future interest /payments that have not yet been accrued) and advances, if any, into the estimate of expected credit losses. No prepayment assumption is factored into the estimate of credit losses as it is not a significant determinant of the amount of reserve.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2024 (unaudited)

NOTE 3 – MANAGER AND OTHER RELATED PARTIES

The Operating Agreement provides for compensation to the manager and for the reimbursement of qualifying costs as detailed below. RMC is entitled to 1% of the net income or loss of the company. RMC – at its sole discretion – collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income), which increased the net income, cash available for distribution, and the net-distribution rate. The cost-reimbursement waivers in the three months ended March 31, 2024 and 2023, by RMC were not made for the purpose of providing RMI IX with sufficient funds to satisfy any required level of distributions, as the Operating Agreement has no such required level of distributions, nor to meet withdrawal requests.

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

The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $156 thousand and $212 thousand in the three months ended March 31, 2024 and 2023, respectively. The reimbursement of costs waived by RMC was approximately $66 thousand and $130 thousand in the three months ended March 31, 2024 and 2023, respectively. Total costs reimbursed to RMC by RMI IX were approximately $90 thousand and $81 thousand in the three months ended March 31, 2024 and 2023, respectively.

Loan administrative fees

The manager is entitled to receive a loan administrative fee of up to one percent (1%) of the principal amount of each new loan funded or acquired for services rendered in connection with the selection and underwriting of loans payable upon the closing or acquisition of each loan. Since August 2015, RMC, at its sole discretion, has waived loan administrative fees on new originations. The total amount of loan administrative fees waived was approximately $83 thousand and $62 thousand in the three months ended March 31, 2024 and 2023, respectively.

Formation loan

Commissions for unit sales to new members paid to broker-dealers (“B/D sales commissions”) and premiums paid to certain investors upon the purchase of units were paid by RMC and were not paid directly by RMI IX out of unit-sales proceeds. Instead, RMI IX advanced to RMC amounts sufficient to pay the B/D sales commissions and premiums to be paid to investors. Such advances in total were not to exceed seven percent (7%) of offering proceeds, and when offerings of units to new members ended on April 30, 2019 totaled $5.6 million. The receivable arising from the advances is unsecured and non-interest bearing and is referred to as the “formation loan”.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2024 (unaudited)

Formation loan transactions for the three months ended March 31 are presented in the following table ($ in thousands).

	2024	2023
Balance, January 1	$2,902	$3,110
Payments received from RMC	(52)	(52)
Balance, March 31	$2,850	$3,058

The formation loan is being repaid in annual installments of approximately $208 thousand to coincide with the extended term of the company. The installments may be paid by RMC either in full on December 31st of each calendar year during the term of the company or in four equal quarterly installments. The primary source of repayment of the formation loan are the loan brokerage commissions earned by RMC. The formation loan is forgiven if the manager is removed and RMC is no longer receiving payments for services rendered. As such, the formation loan is presented as contra equity.

Redemptions of members’ capital

Redemptions of members’ capital for the three months ended March 31 are presented in the following table ($ in thousands).

Redemptions	2024	2023
Without penalty	$881	$1,010
With penalty	1	18
Total	$882	$1,028
Early withdrawal penalties	$—	$1

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

Redemptions of members' capital received by the manager and unpaid at March 31, 2024 approximated $15.0 million, of which,

•
$12.0 million were received at or prior to December 31, 2023; and
•
$3.0 million were received in the quarter ended March 31, 2024 (and will be eligible at June 30, 2024).

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2024 (unaudited)

Unallocated O&O transactions for the three months ended March 31 are summarized in the following table ($ in thousands).

	2024	2023
Balance, January 1	$742	$1,045
O&O expenses allocated	(61)	(66)
O&O expenses paid by RMC(1)	(10)	(15)
Balance, March 31	$671	$964

(1)
RMC is obligated per the Operating Agreement to repay RMI IX for the amount of unallocated O&O expenses attributed to a member’s capital account if the member redeems prior to the 40 quarterly allocations. RMC estimated its future obligation to repay unallocated O&O expenses on scheduled redemptions as of March 31, 2024, to be approximately $10 thousand.

Other related party transactions

-
Payable to/receivable from related parties

From time to time, in the normal course of business operations, the company may have payables to and/or receivables from related parties. At March 31, 2024, the payable to related parties balance of approximately $61 thousand consisted exclusively of accounts payable to the manager. The receivable from related parties balance of approximately $31 thousand consisted exclusively of accounts receivable from a related mortgage fund.

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

In the three months ended March 31, 2023, related mortgage funds transferred to RMI IX three loans with aggregate principal of approximately $3.2 million in-full at par value, which approximates fair value. RMI IX paid cash for the loans and the related mortgage fund has no continuing obligation or involvement with the loans. No loans were transferred from related mortgage funds in the three months ended March 31, 2024.

In the three months ended March 31, 2023, RMI IX transferred to a related mortgage fund two loans with aggregate principal of approximately $857 thousand in-full at par value, which approximates fair value. The related mortgage funds paid cash for the loans and RMI IX has no continuing obligation or involvement with the loans. No loans were transferred to related mortgage funds in the three months ended March 31, 2024.

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

The company’s loans are secured by real estate in coastal California metropolitan areas. The portfolio segments are first and second trust deeds mortgages and the key credit quality indicator is the LTV. First mortgages are predominant, but second lien deeds of trust are not infrequent nor insignificant. First-mortgage loans comprised 82% of the portfolio at March 31, 2024 (83% at December 31, 2023).

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2024 (unaudited)

Secured loans unpaid principal balance (principal)

Secured loan transactions for the three months ended March 31 are summarized in the following table ($ in thousands).

	2024
	Total	First Trust Deeds	Second Trust Deeds
Principal, beginning of period(1)	$62,916	$52,263	$10,653
Loans funded	8,288	7,443	845
Principal collected	(10,186)	(9,600)	(586)
Principal, end of period	$61,018	$50,106	$10,912

(1)
Includes principal collected and held in trust at March 31, 2024 of approximately $3 thousand offset by principal collected and held in trust at December 31, 2023 of approximately $3 thousand which was disbursed to the company in January 2024.

During the three months ended March 31, 2024, the company renewed three maturing (or matured) loans with aggregate principal of approximately $11.3 million, which are not included in the activity shown in the table above. The loans have an average extension period of approximately 12 months, and were current and deemed well collateralized (i.e., the current LTV for the collateral was within lending guidelines as discussed in Note 2 to these financial statements). Interest rates charged to borrowers may be adjusted in conjunction with the loan extensions to reflect current market conditions (in 2024, one extension included a rate increase).

As of March 31, 2024, there were no commitments to lend outstanding and no construction or rehabilitation loans outstanding.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2024 (unaudited)

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	March 31,	December 31,
	2024	2023
Number of secured loans	48	47
First trust deeds	35	34
Second trust deeds	13	13

Secured loans – principal	$61,018	$62,916
First trust deeds	$50,106	$52,263
Second trust deeds	$10,912	$10,653

Secured loans – lowest interest rate (fixed)	7.3%	7.3%
Secured loans – highest interest rate (fixed)	11.8%	11.8%

Average secured loan – principal	$1,271	$1,339
Average principal as percent of total principal	2.1%	2.1%
Average principal as percent of members’ and manager’s capital, net	1.9%	2.0%
Average principal as percent of total assets	2.0%	2.0%

Largest secured loan – principal	$6,200	$6,200
Largest principal as percent of total principal	10.2%	9.9%
Largest principal as percent of members’ and manager’s capital, net	9.2%	9.1%
Largest principal as percent of total assets	9.5%	9.1%

Smallest secured loan – principal	$185	$185
Smallest principal as percent of total principal	0.3%	0.3%
Smallest principal as percent of members’ and manager’s capital, net	0.3%	0.3%
Smallest principal as percent of total assets	0.3%	0.3%

Number of California counties where security is located	16	16
Largest percentage of principal in one California county	20.8%	21.7%

Number of secured loans with prepaid interest	2	2
Prepaid interest	$40	$107

As of March 31, 2024, 29 loans with principal of approximately $43.7 million provide for monthly payments of interest only, with the principal due at maturity, and 19 loans with principal of approximately $17.3 million (representing 28% of the aggregate principal of the company’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal due at maturity.

As of March 31, 2024, RMI IX’s largest loan with principal of $6.2 million, has an LTV at origination (OLTV) of 48%, and is in first lien position. The loan is secured by an industrial property located in San Diego County, with an interest rate of 10.50% and is scheduled to mature on February 1, 2025 (extended from February 1, 2024, as provided for in the original note).

As of March 31, 2024, there were 13 loans in second lien position. The aggregate principal of these loans is approximately $10.9 million and the weighted average OLTV is 54.73%. All but two loans in second lien position were performing as of March 31, 2024. One delinquent loan has principal outstanding of $760 thousand (OLTV 70%), is secured by an industrial property located in Santa Clara county, bears an interest rate of 8.88%, and matured on August 1, 2023. The borrower included this note/debt in a bankruptcy estate in December 2023 (notification received in March 2024) and continues to make monthly payments. The other delinquent loan has principal outstanding of $594 thousand (OLTV 62%), is secured by a single family property located in San Diego county, bears an interest rate of 9.25% and matures on October 1, 2027. The borrower was 30-days delinquent as to monthly payments as of March 31, 2024.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2024 (unaudited)

Lien position/OLTV

At funding, secured loans had the lien positions presented in the following table ($ in thousands).

	March 31, 2024			December 31, 2023
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds(2)	35	$50,106	82%	34	$52,263	83%
Second trust deeds	13	10,912	18	13	10,653	17
Total principal, secured loans	48	61,018	100%	47	62,916	100%
Liens due other lenders at loan closing		26,569			26,644
Total debt		$87,587			$89,560
Appraised property value at loan closing		$177,228			$177,310
OLTV (weighted average)		54.4%			54.6%

(2)
One loan with principal of approximately $2.0 million has an LTV of 108%. The loan agreement was executed by an individual with substantial real estate holdings, experience and financial resources. The loan is performing (and has been over its time outstanding) and is scheduled to mature July 1, 2024 (extended from May 1, 2024).

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

Secured loans, principal by OLTV and lien position at March 31, 2024 are presented in the following table ($ in thousands).

	Secured loans, principal
OLTV(3)	First trust deeds	Percent	Count	Second trust deeds	Percent	Count	Total principal	Percent
<40%	$7,871	12.9%	7	$1,524	2.5%	3	$9,395	15.4%
40-49%	16,037	26.3	7	3,500	5.7	2	19,537	32.0
50-59%	2,715	4.4	3	360	0.6	1	3,075	5.0
60-69%	19,739	32.3	15	1,954	3.2	2	21,693	35.5
Subtotal <70%	46,362	75.9	32	7,338	12.0	8	53,700	87.9

70-79%	1,744	2.9	2	3,574	5.9	5	5,318	8.8
Subtotal <80%	48,106	78.8	34	10,912	17.9	13	59,018	96.7

≥80%	2,000	3.3	1	—	0.0	—	2,000	3.3

Total	$50,106	82.1%	35	$10,912	17.9%	13	$61,018	100.0%

(3)
LTV classifications in the table above are based on principal, advances and interest unpaid at March 31, 2024.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2024 (unaudited)

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	March 31, 2024			December 31, 2023
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(4)	20	$18,010	29%	21	$21,786	35%
Commercial
Office	3	5,725	9	3	5,725	9
Retail	7	12,164	20	6	9,948	15
Industrial	8	13,352	22	8	13,353	22
Commercial – Other	4	2,734	5	3	2,377	4
Commercial Total	22	33,975	56	20	31,403	50
Multi-family	5	7,533	13	5	8,227	13
Land	1	1,500	2	1	1,500	2
Total principal, secured loans	48	$61,018	100%	47	$62,916	100%

(4)
Single family includes 1-4 unit residential buildings, condominium units, townhouses and condominium complexes. At March 31, 2024, single family consists of eight loans with aggregate principal of approximately $4.7 million that are owner occupied and 12 loans with principal of approximately $13.3 million that are non-owner occupied. At December 31, 2023, single family consisted of six loans with aggregate principal of approximately $3.3 million that are owner occupied and 15 loans with principal of approximately $18.5 million that are non-owner occupied.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2024 (unaudited)

Distribution of secured loans - principal by California counties

The distribution of secured loans within California by counties is presented in the following table ($ in thousands).

	March 31, 2024		December 31, 2023
	Principal	Percent	Principal	Percent
San Francisco Bay Area(5)
San Francisco	$12,716	20.8%	$13,662	21.7%
San Mateo	3,044	5.0	4,832	7.7
Santa Clara	10,288	16.9	10,143	16.1
Alameda	3,925	6.4	3,925	6.2
Contra Costa	900	1.5	—	0.0
Napa	638	1.1	640	1.0
Solano	185	0.3	185	0.3
Marin	400	0.7	400	0.7
	32,096	52.7	33,787	53.7
Other Northern California
Placer	1,966	3.2	1,967	3.1
Tehama	—	0.0	—	0.0
San Joaquin	2,750	4.5	750	1.2
Butte	1,203	2.0	1,203	1.9
Sacramento	550	0.9	551	0.9
	6,469	10.6	4,471	7.1
Northern California Total	38,565	63.3	38,258	60.8

Southern California Coastal
Los Angeles	3,137	5.1	4,058	6.5
Orange	7,593	12.4	7,177	11.4
San Diego	9,823	16.1	8,325	13.2
	20,553	33.6	19,560	31.1
Other Southern California – Riverside
Riverside	1,900	3.1	1,900	3.0
Ventura	—	0.0	3,198	5.1
	1,900	3.1	5,098	8.1
Southern California Total	22,453	36.7	24,658	39.2
Total principal, secured loans	$61,018	100.0%	$62,916	100.0%

(5)
Includes Silicon Valley

Scheduled maturities/Secured loans - principal

Secured loans scheduled to mature in periods as of and after March 31, 2024 , are presented in the following table ($ in thousands).

	First Trust Deeds		Second Trust Deeds		Total
	Loans	Principal	Loans	Principal	Loans	Principal	Percent
2024	13	$24,550	4	$4,060	17	$28,610	47%
2025	9	12,848	5	4,653	14	17,501	28
2026	4	3,725	1	360	5	4,085	7
2027	2	1,318	1	594	3	1,912	3
Thereafter	5	2,525	1	485	6	3,010	5
Total scheduled maturities	33	44,966	12	10,152	45	55,118	90
Matured(6)	2	5,140	1	760	3	5,900	10
Total principal, secured loans	35	$50,106	13	$10,912	48	$61,018	100%

(6)
See Delinquency/Secured loans with payments in arrears below for additional information on matured loans.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2024 (unaudited)

Scheduled maturities are presented based on the most recent in-effect agreement with the borrower, including forbearance agreements, if any. As a result, matured loans at March 31, 2024, for the scheduled maturities table above may differ from the same captions in the tables of delinquencies and payment in arrears presented below that do not consider forbearance agreements. For matured loans, the company may continue to accept payments while pursuing collection of principal or while negotiating an extension of the maturity date. Loans are written without a prepayment penalty causing an uncertainty/a lack of predictability as to the expected duration versus the scheduled maturity.

Delinquency/Secured loans

Secured loans principal summarized by payment-delinquency status are presented in the following table ($ in thousands).

	March 31, 2024		December 31, 2023
	Loans	Principal	Loans	Principal
Current	41	$51,957	39	$50,861
Past Due
30-89 days	3	2,171	2	1,165
90-179 days	1	200	3	7,483
180 or more days	3	6,690	3	3,407
Total past due	7	9,061	8	12,055
Total principal, secured loans	48	$61,018	47	$62,916

At March 31, 2024 and December 31, 2023, there was one loan with a forbearance agreement in effect with principal of $990 thousand, included in the table above as 180 or more days delinquent. Five loans past due at March 31, 2024, were in first lien position and had principal payments in arrears of approximately $5.1 million. Two loans past due at March 31, 2024, were in second lien position and had principal payments in arrears of approximately $760 thousand.

Delinquency/Secured loans with payments in arrears

Secured loans with payments in arrears (seven loans), principal by OLTV and lien position at March 31, 2024 are presented in the following table ($ in thousands).

	Secured loans with payments in arrears, principal
OLTV(7)	First trust deeds	Percent(8)	Second trust deeds	Percent(8)	Total principal	Percent(8)
<40%	$200	0.3%	$—	0.0%	$200	0.3%
40-49%	613	1.0	—	0.0	613	1.0
50-59%	—	0.0	—	0.0	—	0.0
60-69%	5,930	9.7	594	1.0	6,524	10.7
Subtotal <70%	6,743	11.0	594	1.0	7,337	12.0

70-79%	964	1.6	760	1.2	1,724	2.8
Subtotal <80%	7,707	12.6	1,354	2.2	9,061	14.8

≥80%	—	0.0	—	0.0	—	0.0

Total	$7,707	12.6%	$1,354	2.2%	$9,061	14.8%

(7)
LTV classifications in the table above are based on principal, advances and interest unpaid at March 31, 2024.
(8)
Percent of total principal, secured loans ($61.0 million) at March 31, 2024.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2024 (unaudited)

Payments in arrears for secured loans at March 31, 2024 are presented in the following tables ($ in thousands).

	Loans		Principal		Interest(9)
At March 31, 2024	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	—	3	$—	$2	$—	$23	$25
90-179 days (4-6 payments)	1	—	200	—	—	—	200
180 or more days (more than 6 payments)	2	1	5,700	—	197	48	5,945
Total past due	3	4	$5,900	$2	$197	$71	$6,170

(9)
March 2024 interest is due April 1, 2024 and is not included in the payments in arrears at March 31, 2024.

One loan included above was past maturity, with principal of approximately $200 thousand having been paid off in full.

Matured loans, principal by OLTV and lien position at March 31, 2024 are presented in the following table ($ in thousands).

	Secured loans past maturity, principal
OLTV(10)	First trust deeds	Percent(11)	Second trust deeds	Percent(11)	Total principal	Percent(11)
<40%	$200	0.3%	$—	0.0%	$200	0.3%
40-49%	—	0.0	—	0.0	—	0.0
50-59%	—	0.0	—	0.0	—	0.0
60-69%	4,940	8.1	—	0.0	4,940	8.1
Subtotal <70%	5,140	8.4	—	0.0	5,140	8.4

70-79%	—	0.0	760	1.2	760	1.2
Subtotal <80%	5,140	8.4	760	1.2	5,900	9.6

≥80%	—	0.0	—	0.0	—	0.0

Total	$5,140	8.4%	$760	1.2%	$5,900	9.6%

(10)
LTV classifications in the table above are based on principal, advances and interest unpaid at March 31, 2024.
(11)
Percent of total principal of secured loans (totaling $61.0 million) at March 31, 2024.

Non-accrual status/Secured loans

Secured loans in non-accrual status are summarized in the following table ($ in thousands).

	March 31, 2024	December 31, 2023
Number of loans	1	none
Principal	$760
Advances	2
Accrued interest(12)	6
Total recorded investment	$768
Foregone interest	$6

(12)
Accrued interest in the table above is the amount of interest accrued prior to the loan being placed on non-accrual status, net of any payments received while in non-accrual status.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2024 (unaudited)

Provision/allowance for credit losses

Activity in the allowance for credit losses for the three months ended March 31 are presented in the following table ($ in thousands).

	2024			2023
	Principal and Advances	Interest	Total	Principal and Advances	Interest	Total
Balance, December 31	$60	$60	$120	$30	$25	$55
Adoption of ASC 326 (CECL)	—	—	—	30	35	65
Balance, January 1	60	60	120	60	60	120
Provision for (Recovery of) loan losses	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—
Balance, March 31	$60	$60	$120	$60	$60	$120

Each secured loan is reviewed quarterly for its delinquency, LTV adjusted for the most recent valuation of the underlying collateral, remaining term to maturity, borrower’s payment history and other factors.

Secured loans count, principal and weighted average OLTV at March 31, 2024 and the projected year-end count, principal and weighted average OLTV based on contractual maturities (by lien position) are presented in the following table ($ in thousands). This does not include any forward period extensions, renewals or modifications that the company may undertake at its discretion, which could extend the contractual maturities into future years.

				First Trust Deeds			Second Trust Deeds
	Loans	Principal	OLTV	Loans	Principal	OLTV	Loans	Principal	OLTV
March 31, 2024	48	$61,018	54.4%	35	$50,106	54.3%	13	$10,912	54.7%

December 31,
2024	28	26,508	51.3	20	20,416	50.8	8	6,092	53.1
2025	14	9,007	44.9	11	7,568	44.5	3	1,439	47.0
2026	9	4,922	52.5	7	3,843	54.4	2	1,079	45.5
2027	6	3,010	44.0	5	2,525	47.7	1	485	24.9
2028	4	1,847	37.9	3	1,362	42.5	1	485	24.9
2033	2	699	28.4	1	214	36.3	1	485	24.9
2035	1	485	24.9	—	—	0.0	1	485	24.9
2039	0	—	0.0	—	—	0.0	—	—	0.0

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

March 31, 2024 (unaudited)

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

NOTE 5 – LINE OF CREDIT

Activity involving the line of credit during the three months ended March 31 is presented in the following table ($ in thousands).

	2024	2023
Balance, January 1,	$2,153	$9,900
Draws	13,250	—
Repayments	(15,403)	(250)
Balance, March 31,	$—	$9,650
Line of credit – average daily balance	$2,173	$9,897

In March 2020, RMI IX entered into a revolving line of credit and term loan agreement with Western Alliance Bank (“WAB”) which is governed by the terms of the Business Loan Agreement between WAB and the company (“original credit agreement”), as amended and modified by the First Loan Modification Agreement made effective March 4, 2022 (the “2022 modification agreement” and together with the original credit agreement, the “2022 credit agreement”). Effective March 13, 2024, with the maturity of the 2022 credit agreement, WAB and the company entered into another extension and modification agreement (the “2024 modification agreement” and together with the original credit agreement, “the 2024 credit agreement”). Advances on the line of credit are to be used exclusively to fund secured loans.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2024 (unaudited)

Under the terms of the 2024 credit agreement, RMI IX can borrow up to a maximum principal of $10 million pursuant to a line of credit subject to a borrowing base calculation set forth in the 2024 credit agreement and the amounts advanced are secured by a first priority security interest in the notes and deeds of trust of the pledged loans in the borrowing base. The maturity date of the 2024 credit agreement is March 13, 2026, when all amounts outstanding are then due. For a fee of one-quarter of one percent (0.25%), RMI IX has the option prior to maturity date to convert the then outstanding principal balance under the 2024 credit agreement to a two-year term loan maturing in March 2028.

Interest on the outstanding principal is payable monthly and accrues at the annual rate that is the greater of: (i) with the one-month Term SOFR Reference Rate (‘Term SOFR’) plus three and one-half percent (3.5%) and (ii) six percent (6.0%).

The 2024 modification agreement replaced the 30-day American Interbank Offered Rate Term-30 Index published for loans in United States Dollars by the American Financial Exchange with the Term SOFR which is published for loans in United States dollars by CME Group Benchmark Administration Limited and is obtained from Bloomberg Financial Services Systems with the code TSFR1M or, if no longer available, any similar or successor publication selected by WAB.

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

If the company does not maintain the required compensating balance with a minimum daily average of $1.0 million for the calendar quarter, the interest rate automatically increases by one-quarter of one percent (0.25%) above that rate which would otherwise be applicable for the next calendar quarter retroactive to the beginning of the calendar quarter in which the compensating balance is not maintained. At March 31, 2024, the interest rate was eight and eighty two one-hundredths percent (8.82%).

For each calendar quarter during which the aggregate average daily outstanding principal is less than fifty percent (50%) of the maximum principal of $10 million, there is a quarterly unused line fee equal to one-half of one percent (0.50%) per annum of the average daily difference between the average principal outstanding and fifty percent (50%) of the maximum principal of $10 million.

The fair value of the balance on the line of credit is deemed to approximate the recorded amount as the interest rate and the other terms and conditions, including the two-year term, of the 2024 credit agreements is reflective of market rate terms (Level 2 inputs).

The debt issuance costs of approximately $66 thousand from the 2024 modification agreement are being amortized on a straight line basis over the two-year term. Amortized debt issuance costs included in interest expense approximated $7 thousand for the three months ended March 31, 2024 and 2023.

NOTE 6 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

Commitments

Note 3 (Manager and Other Related Parties) presents a detailed discussion of the company’s contractual obligations to RMC and scheduled redemptions of members’ capital at March 31, 2024.

Legal proceedings

As of March 31, 2024, the company was not involved in any legal proceedings or governmental proceedings other than those that would be considered part of the normal course of business as discussed below and no such legal proceedings were terminated during the first quarter of 2024.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2024 (unaudited)

NOTE 7 – SUBSEQUENT EVENTS

The manager evaluated events occurring subsequent to March 31, 2024 and determined that there were no events or transactions occurring during this reporting period that require recognition or disclosure in the unaudited financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (or SEC). The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operations results to be expected for the full year.

Forward-Looking Statements

Certain statements in this Report on Form 10-Q (“this report”) which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), including statements regarding the company’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods or by use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” “possible” or similar terms or variations on those terms or the negative of those terms. Forward-looking statements include statements regarding trends in the California real estate market; future interest rates and economic conditions and their effect on the company and its assets; estimates as to the allowance for loan losses; forecasts of future sales and redemptions of units, forecasts of future funding of loans; loan payoffs and the possibility of future loan sales (and the gain thereon, net of expenses) to third parties, if any; future fluctuations in the net distribution rate; and beliefs relating to how the company will be affected by current economic conditions and trends in the financial and credit markets. Actual results may be materially different from what is projected by such forward-looking statements therefore, you should not place undue reliance on forward looking statements, which reflect our view only as of the date hereof.

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

The manager has no present intention to exercise its discretionary power to waive or modify the enforcement of the redemption limitation in the foreseeable future. See Results of Operations, Redemptions of members’ capital included below for a detailed presentation on capital redemption limitations.

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

Accounting estimates are an integral part of our financial statements. For a summary of our critical accounting estimates, see “Critical Accounting Estimates” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2023 (the “2023 annual report on Form 10-K”) .

There have been no material changes to our critical accounting estimates since our 2023 annual report on Form 10-K.

Results of Operations

The following discussion describes our results of operations for the three months ended March 31, 2024.

Key Performance Indicators

Key performance indicators as of and for the three months ended March 31, 2024 and 2023 are presented in the following table ($ in thousands).

	2024	2023
Members’ capital, gross – end of period balance	$68,184	$70,995
Members’ capital, gross – average daily balance	$69,150	$71,688

Member redemptions(1)	$882	$1,028

Secured loans principal – end of period balance	$61,018	$74,041
Secured loans principal – average daily balance	$62,788	$75,208

Number of first trust deeds	35	28
Principal – first trust deeds	$50,106	$59,759
Weighted average OLTV – first trust deeds(2)	54.3%	56.5%

Number of second trust deeds	13	14
Principal – second trust deeds	$10,912	$14,282
Weighted average OLTV – second trust deeds(2)	54.7%	60.7%

Interest income	$1,500	$1,615
Portfolio interest rate(3)	9.2%	8.2%
Effective yield rate(4)	9.6%	8.6%

Line of credit – end of period balance	$—	$9,650
Line of credit – average daily balance(5)	$2,173	$9,897

Interest expense	$54	$199
Interest rate – line of credit(5)	8.8%	8.1%

Provision for (recovery of) loan losses	$—	$—

Total operations expense(9)	$805	$570

Net income(9)	$645	$848
Percent of average members’ capital(6)(7)	3.7%	4.7%

Member distributions	$803	$903
Percent of average members’ capital(6)(8)	4.6%	5.0%

(1)
Redemption requests at March 31, 2024 were approximately $15.0 million and are carried forward to subsequent quarters until paid. (Scheduled redemptions of members’ capital were $12.0 million as of December 31, 2023).
(2)
The LTVs use the appraisals at origination of the loans (OLTV).
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

Redemptions of members capital

Redemptions of members’ capital for the three months ended March 31 are presented in the following table ($ in thousands).

Redemptions	2024	2023
Without penalty	$881	$1,010
With penalty	1	18
Total	$882	$1,028
Early withdrawal penalties	$—	$1

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

Redemptions of members' capital received by the manager and unpaid at March 31, 2024 approximated $15.0 million, of which,

•
$12.0 million were received at or prior to December 31, 2023; and
•
$3.0 million were received in the quarter ended March 31, 2024 (and will be eligible at June 30, 2024).

Eligible redemption requests are to be honored in the following order of priority:

•
first, to redemptions upon the death of a member, subject to a cap of $100 thousand per quarter for each deceased member’s account; and
•
next, to all other eligible redemption requests on a pro rata basis.

Secured loans

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a secured loan portfolio that has substantial protective equity (i.e., property value to outstanding debt) as indicated by the overall weighted average loan-to-value ratio (LTV) which at March 31, 2024 was approximately 54.4% at time of origination. Thus, pursuant to the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 45.6% in the property, and we as a lender have lent in the aggregate 54.4% (including other senior liens on the property, for other than first-lien loans) against the properties we hold as collateral for the repayment of our loans.

Secured loans, principal by LTV and lien position at March 31, 2024 are presented in the following table ($ in thousands). The LTVs shown in this table are updated for any updated appraisals, broker opinion of value, or other external market evidence received by the manager after the origination of the loan.

	Secured loans, principal
LTV(1)	First trust deeds	Percent	Second trust deeds	Percent	Total principal	Percent
<40%	$11,973	19.6%	$1,524	2.5%	$13,497	22.1%
40-49%	13,434	22.0	3,500	5.7	16,934	27.7
50-59%	6,155	10.1	360	0.6	6,515	10.7
60-69%	10,053	16.4	1,954	3.2	12,007	19.6
Subtotal <70%	41,615	68.1	7,338	12.0	48,953	80.1

70-79%	2,601	4.3	3,574	5.9	6,175	10.2
Subtotal <80%	44,216	72.4	10,912	17.9	55,128	90.3

≥80%(2)	5,890	9.7	—	0.0	5,890	9.7

Total	$50,106	82.1%	$10,912	17.9%	$61,018	100.0%

(1)
LTV classifications in the table above are based on the sum of principal, advances and interest unpaid at March 31, 2024.
(2)
One loan with principal of approximately $2.0 million has an LTV of 108.18%. The loan agreement was executed by an individual with substantial real estate holdings, experience and substantial financial resources.

Loans with payments in arrears, principal by LTV and lien position at March 31, 2024 are presented in the following table ($ in thousands). The LTVs shown in this table are updated for any updated appraisals, broker opinion of value, or other external market evidence received by the manager after the origination of the loan.

	Secured loans with payments in arrears, principal
LTV(3)	First trust deeds	Percent(4)	Second trust deeds	Percent(4)	Total principal	Percent(4)
<40%	$200	0.3%	$—	0.0%	$200	0.3%
40-49%	613	1.0	—	0.0	613	1.0
50-59%	4,940	8.1	—	0.0	4,940	8.1
60-69%	—	0.0	594	1.0	594	1.0
Subtotal <70%	5,753	9.4	594	1.0	6,347	10.4

70-79%	964	1.6	760	1.2	1,724	2.8
Subtotal <80%	6,717	11.0	1,354	2.2	8,071	13.2

≥80%	990	1.6	—	0.0	990	1.6

Total	$7,707	12.6%	$1,354	2.2%	$9,061	14.8%

(3)
LTV classifications in the table above are based on the sum of principal, advances and interest unpaid at March 31, 2024.
(4)
Percent of secured loans principal, end of period balance.

Matured loans, principal by LTV and lien position at March 31, 2024 are presented in the following table ($ in thousands). The LTVs shown in this table are updated for any updated appraisals, broker opinion of value, or other external market evidence received by the manager after the origination of the loan.

	Secured loans past maturity, principal
LTV(5)	First trust deeds	Percent(6)	Second trust deeds	Percent(6)	Total principal	Percent(6)
<40%	$200	0.3%	$—	0.0%	$200	0.3%
40-49%	—	0.0	—	0.0	—	0.0
50-59%	4,940	8.1	—	0.0	4,940	8.1
60-69%	—	0.0	—	0.0	—	0.0
Subtotal <70%	5,140	8.4	—	0.0	5,140	8.4

70-79%	—	0.0	760	1.2	760	1.2
Subtotal <80%	5,140	8.4	760	1.2	5,900	9.6

≥80%	—	0.0	—	0.0	—	0.0

Total	$5,140	8.4%	$760	1.2%	$5,900	9.6%

(5) LTV classifications in the table above are based on the sum of principal, advances and interest unpaid at March 31, 2024.

(6) Percent of secured loans principal, end of period balance.

Payments in arrears for secured loans (i.e., principal and interest payments past due 30 or more days) at March 31, 2024 totaled approximately $6.2 million of which approximately $5.9 million was principal and approximately $268 thousand was accrued interest. The entire principal in arrears was loans past maturity, all of which were in first lien position.

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations as to the secured loan portfolio, including loan characteristics, scheduled maturities, delinquency and payments in arrears, loans in non-accrual status and the allowance for credit losses.

Performance overview/net income 2024 v. 2023

Net income available to members as a percent of members’ capital, gross – average daily balance (annualized) was 3.7% and 4.7% for the three months ended March 31, 2024 and 2023. Net income decreased approximately $203 thousand for the three months ended March 31, 2024 as compared to the same period in 2023 primarily due to an increase in operations expenses of approximately $235 thousand and a decrease in interest income of approximately $115 thousand. In line with a rising rate environment, the portfolio rate on secured loans has increased by 1% for the three months ended March 31, 2024 as compared to the same period in 2023. This increase is offset by a decrease in average daily balance – secured loans.

Analysis and discussion of income from operations 2024 v. 2023 (three months ended)

Significant changes to net income for the three months ended March 31, 2024 and 2023 are summarized in the following table ($ in thousands).

	Net interest income	Provision for (recovery of) loan losses	Operations expense	Net income
Three months ended
March 31, 2024	$1,446	—	805	$645
March 31, 2023	1,416	—	570	848
Change	$30	—	235	$(203)

Change
Decrease secured loans principal - average daily balance	$(300)	—	(7)	$(293)
Effective yield rate	185	—	—	185
Decrease in members' capital - average daily balance	—	—	(9)	9
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	5	(5)
Interest on line of credit	145	—	—	145
Late fees	—	—	—	2
Decrease in allocable expenses from RMC	—	—	(60)	60
RMC fees/costs reimbursements collected	—	—	64	(64)
Tax compliance services	—	—	29	(29)
Expanded legal services	—	—	87	(87)
Independent contractors	—	—	38	(38)
Expanded audit services	—	—	91	(91)
Other	—	—	(3)	3
Change	$30	—	235	$(203)

The table above presents only the significant changes to net income for the period, and is not intended to cross-foot.

Net interest income

Net interest income increased approximately $30 thousand (2.1%) for the three months ended March 31, 2024 compared to the same period in 2023. The increase in net interest income is due to a decrease in interest expense due to a decrease in the line of credit average daily balance of approximately $7.7 million (78.0%), offset in part by a decrease in interest income of approximately $115 thousand due to a decrease in the average daily balance – secured loans of approximately $12.4 million (16.5%).

The decrease in the line of credit – average daily balance decreased approximately $7.7 million (78.0%) for the three months ended March 31, 2024 compared to the same period in 2022, and the increase in average interest rate on the line of credit of 0.7 percent (8.4%) over the same period, resulted in a decrease of approximately $145 thousand (72.9%) in interest expenses on the line of credit. See Key performance indicators table included above in Item 2 of this report for specific details of average interest rate on the line of credit.

Provision/allowance for credit losses

See Note 4 (Loans) to the consolidated financial statements included in Part I, Item 1 of this report for a detailed presentation of allowance for credit losses.

Operations expense

Significant changes to operations expense for the three months ended March 31, 2024 and 2023 are summarized in the following table ($ in thousands).

	Mortgage servicing fees	Asset management fees	Costs from RMC, net	Professional services	Other	Total
Three months ended
March 31, 2024	$40	118	90	552	5	$805
March 31, 2023	47	127	81	311	4	570
Change	$(7)	(9)	9	241	1	$235

Change

Decrease secured loans principal - average daily balance	$(7)	—	—	—	—	$(7)
Decrease in members' capital - average daily balance	—	(9)	—	—	—	(9)
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	5	—	—	5
Decrease in allocable expenses from RMC	—	—	(60)	—	—	(60)
RMC fees/costs reimbursements collected	—	—	64	—	—	64
Tax compliance services	—	—	—	29	—	29
Expanded legal services	—	—	—	87	—	87
Independent contractors	—	—	—	38	—	38
Expanded audit services	—	—	—	91	—	91
Other	—	—	—	(4)	1	(3)
Change	$(7)	(9)	9	241	1	$235

Mortgage servicing fees

The decrease in mortgage servicing fees of approximately $7 thousand for the three months ended March 31, 2024 as compared to the same period in 2023 was due to a decrease in the average daily balance – secured loans of approximately $12.4 million at the annual mortgage servicing fee to RMC of 0.25%. The decrease in the average daily balance – secured loans was due to a reduction in members’ capital as members’ redemptions exceeded the purchase of DRIP units.

Asset Management Fees

The decrease in asset management fees of approximately $9 thousand was due to a decrease in the members' capital base at year-end December 31, 2023 compared to year-end December 31, 2022. The decrease in the members' capital base is due in part to increased redemption requests and a decrease in loan payoffs largely attributable to the recent rapid increase in interest rates. The asset management fee is determined based on the prior year end member’s capital base which is computed as the then fair value of the company’s loans plus working capital reserves less outstanding debt.

Costs from RMC, net

RMC is entitled to request reimbursement for operations expense incurred on behalf of RMI IX, including without limitation, RMC’s personnel and non-personnel costs incurred for qualifying business activities, including investor services, accounting, tax and data processing, postage and out-of-pocket general and administration expenses. In the three months ended March 31, 2024, RMC – at its sole discretion – collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income).

The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $156 thousand and $212 thousand in the three months ended March 31, 2024 and 2023, respectively. The reimbursement of costs from RMC waived was approximately $66 thousand and $131 thousand in the three months ended March 31, 2024 and 2023, respectively.

Professional Services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The increase in professional services of approximately $241 thousand for the three months ended March 31, 2024 compared to the same period in 2023 was due to increases in tax compliance fees, legal fees, audit fees and fees due to outside contractors. Costs for these professional services have been increasing – and are expected to continue to increase – new accounting pronouncements are issued, the demands of regulatory compliance increase and the rate at which firms charge for their services increases.

Cash flows and liquidity

Cash flows by business activity for the three months ended March 31, 2024 and 2023 are presented in the following table ($ in thousands).

	2024	2023
Members’ capital
Earnings distributed to members, net of DRIP	$(543)	$(326)
Redemptions, net	(897)	—
O&O expenses repaid by RMC	10	15
Early withdrawal penalties	—	(1)
Cash – members’ capital, net	(1,430)	(312)

Borrowings
Line of credit borrowings (payments), net	(2,153)	(250)
Interest paid	(67)	(185)
Debt issuance costs paid	(66)	—
Cash – borrowings, net	(2,286)	(435)
Cash – members' capital and borrowings, net	(3,716)	(747)

Loan principal/advances/interest
Loans funded & advances, net	(8,290)	(6,200)
Principal collected	10,186	7,068
Loans transferred from related mortgage funds	—	(3,233)
Loans transferred to related mortgage fund	—	857
Interest received, net	1,360	1,535
Late fees	6	71
Promissory note repaid by related mortgage fund	2,800	—
Cash – loans, net	6,062	98

Formation loan collected	52	52

Operations expense	(755)	(758)

Net change in cash	$1,643	$(1,355)
Cash, end of period	$3,355	$3,700

Earnings distributed to members

To determine the amount of cash to be distributed in any month, the company relies in part on its forecast of full-year net income, which takes into account the difference between the forecasted net income for the remainder of the year and actual results in the year to date and the requirement to maintain a cash reserve. As of March 31, 2024, the difference between earnings allocated to members’

capital accounts and net income available to members was approximately $471 thousand, and is expected to be offset by future earnings in excess of net distributions in 2024.

Borrowings

In March 2020, RMI IX entered into a revolving line of credit and term loan agreement with Western Alliance Bank (“WAB”) which is governed by the terms of the Business Loan Agreement between WAB and RMI IX (“original credit agreement”), as amended and modified by the First Loan Modification Agreement made effective March 4, 2022 (the “2022 modification agreement” and together with the original credit agreement, the “2022 credit agreement”). Effective March 13, 2024, with the maturity of the 2022 credit agreement, WAB and RMI IX entered into another extension and modification agreement (the “2024 modification agreement” and together with the original credit agreement, “the 2024 credit agreement”). Advances on the line of credit are to be used exclusively to fund secured loans.

See Note 5 (Line of Credit) to the financial statements included in Part I, Item 1 of this report for a detailed presentation of the activity and discussion on the terms and provisions of the original credit agreement (and subsequent modifications), which presentation is incorporated by this reference into this Item 2.

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

Contractual obligations and commitments

At March 31, 2024, the company had no construction or rehabilitation loans outstanding, no loan commitments pending, and no off-balance sheet arrangements as such arrangements are not permitted by the Operating Agreement. Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report presents detailed discussion of the company’s contractual obligations to RMC.

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

RMC, as the manager, carried out an evaluation, with the participation of RMC’s President (acting as principal executive officer/principal financial officer) of the effectiveness of the design and operation of the manager's controls and procedures over financial reporting and disclosure (as defined in Rule 13a-15 of the Exchange Act) as of and for the period covered by this report. Based upon that evaluation, RMC’s principal executive officer/principal financial officer concluded, as of the end of such period, that the manager’s disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act due to the material weakness in internal control over financial reporting described in Part II, Item 9A of the 2023 annual report on Form 10-K.

Previously Identified Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis.

Refer to Part II, Item 9A of the 2023 annual report on Form 10-K for a discussion of the material weakness existing as of December 31, 2023, which continued to exist as of March 31, 2024.

Remediation Plan of Material Weakness

As previously described in Part II, Item 9A of the 2023 annual report on Form 10-K, the manager onboarded a controller and an executive-level asset/loan servicing professional, both with significant experience and background, during the fourth quarter of 2023 and is continuing to reassess and formalize the design of our accounting policies as well as enhancing the design of existing controls relating to the evaluation of CECL to address the material weakness (the “Remediation Plan”).

Additional changes and improvements may be identified and adopted as we continue to evaluate and implement our Remediation Plan. The material weakness will not be considered remediated until the enhanced controls have been implemented for a sufficient period of time and management has concluded, through testing and monitoring, that the new and enhanced controls are designed and operating effectively.

Changes to Internal Control Over Financial Reporting

Except for the actions taken under the Remediation Plan described above, there have not been any changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the manager’s or company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2024, the company is not involved in any legal proceedings or governmental proceedings other than those that would be considered part of the normal course of business. In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes or protect or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the company (i.e., exceeding ten percent of the company’s consolidated current assets).

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

As of March 31, 2024, the gross proceeds from sales of units to our members under our DRIP pursuant to the May 9, 2019 Form S-3 Registration Statement (after May 9, 2019) was approximately $9.9 million, which proceeds are used for general corporate operations.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

The company is externally managed by RMC and has no officers or directors of its own and, thus, the company has no Rule 10b5-1 plan or other trading arrangements. There was no adoption, modification or termination of any Rule 10b5-1 plan or other trading arrangements by directors and officers of RMC during the quarter ended March 31, 2024.

Item 6. Exhibits

Exhibit No.	Description of Exhibits

3.1

Ninth Amended and Restated Limited Liability Company Operating Agreement (incorporated by reference to Exhibit 3.1 of the Company’s registration statement on Form 8-A12G filed with the SEC on March 25, 2016 (File No. 000-55601))

3.2	Certificate of Formation (incorporated by reference to Exhibit 3.2 of the Company’s registration statement on Form 8-A12G filed on March 25, 2016 (File no. 000-55601))

3.3

First Amendment to Ninth Amended and Restated Limited Liability Company Operating Agreement of Redwood Mortgage Investors IX, LLC dated June 20, 2018 (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2018 (File No. 000-55601))

3.4

Second Amendment to Ninth Amended and Restated Limited Liability Company Operating Agreement of Redwood Mortgage Investors IX, LLC dated effective March 11, 2022 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2022 (File No. 000-55601))

10.1

Second Loan Modification Agreement, dated as of March 13, 2024, between RMI IX and Western Alliance Bank (incorporated by reference to Exhibit 10.1 to RMI IX’s Current Report on Form 8-K filed with the SEC on April 16, 2024 (File No. 00055601))

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: May 15, 2024	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer)