Form 10-Q
period 2024-06-30
Redwood Mortgage Investors IX
filed 2024-08-14
CIK 1448038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

2

REDWOOD MORTGAGE INVESTORS IX, LLC

3

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC

Balance Sheets

June 30, 2024 (unaudited) and December 31, 2023

($ in thousands)

	June 30,	December 31,
ASSETS	2024	2023
Cash, in banks	$281	$1,712
Loan payments in trust	61	28
Loans
Principal	74,752	62,916
Advances	6	2
Accrued interest	891	572
Prepaid interest	(141)	(107)
Loan balances secured by deeds of trust	75,508	63,383
Allowance for credit losses	(120)	(120)
Loan balances secured by deeds of trust, net	75,388	63,263

Debt issuance costs, net	57	7
Prepaid expenses	18	—
Promissory note from related mortgage fund (Note 3)	—	2,800
Total assets	$75,805	$67,810

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable and accrued liabilities	$232	$111
Payable to related mortgage fund (Note 3)	4	18
Payable to manager (Note 3)	35	57
Distribution and redemptions to members (Note 3)	68	15
Unsecured borrowings from related mortgage funds (Note 3)	1,300	—
Line of credit	10,000	2,153
Total liabilities	11,639	2,354

Commitments and contingencies (Note 6)

Members’ and manager’s capital, net	66,964	68,358
Receivable from manager (formation loan)	(2,798)	(2,902)
Members’ and manager’s capital, net of formation loan	64,166	65,456
Total liabilities and members’ capital	$75,805	$67,810

The accompanying notes are an integral part of these unaudited financial statements.

4

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Income

For the Three and Six Months Ended June 30, 2024 and 2023 (unaudited)

($ in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Interest income	$1,605	$1,747	$3,105	$3,362
Interest expense	(162)	(172)	(216)	(371)
Net interest income	1,443	1,575	2,889	2,991
Late fees	2	9	6	11
Gain on sale, loans	24	—	24	—
Total revenue, net	1,469	1,584	2,919	3,002

Provision for credit losses	—	—	—	—

Operations expense
Mortgage servicing fees to Redwood Mortgage Corp.	41	44	81	91
Asset management fees to Redwood Mortgage Corp.	118	128	236	255
Costs from Redwood Mortgage Corp., net (Note 3)	72	88	162	169
Professional services	374	234	926	545
Other	17	2	22	6
Total operations expense	622	496	1,427	1,066
Net income	$847	$1,088	$1,492	$1,936

Net income
Members (99%)	$839	$1,077	$1,478	$1,917
Manager (1%)	8	11	14	19
	$847	$1,088	$1,492	$1,936

The accompanying notes are an integral part of these unaudited financial statements.

5

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Changes in Members’ and Manager’s Capital

For the Three Months Ended June 30, 2024 (unaudited)

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at March 31, 2024	$68,184	$82	$(671)	$67,595
Net income	839	8	—	847
Earnings distributed	(782)	(8)	—	(790)
Earnings distributed/reinvested (DRIP)	169	—	—	169
Redemptions	(865)	—	—	(865)
Organization and offering expenses allocated	(60)	—	60	—
Organization and offering expenses repaid by RMC	—	—	8	8
Balance at June 30, 2024	$67,485	$82	$(603)	$66,964

For the Six Months Ended June 30, 2024 (unaudited)

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at December 31, 2023	$69,018	$82	$(742)	$68,358
Net income	1,478	14	—	1,492
Earnings distributed	(1,585)	(14)	—	(1,599)
Earnings distributed/reinvested in DRIP	442	—	—	442
Redemptions	(1,747)	—	—	(1,747)
Organization and offering expenses allocated	(121)	—	121	—
Organization and offering expenses repaid by RMC	—	—	18	18
Balance at June 30, 2024	$67,485	$82	$(603)	$66,964

The accompanying notes are an integral part of these unaudited financial statements.

6

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Changes in Members’ and Manager’s Capital

For the Three Months Ended June 30, 2023 (unaudited)

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at March 31, 2023	$70,995	$81	$(964)	$70,112
Net income	1,077	11	—	1,088
Earnings distributed	(869)	(11)	—	(880)
Earnings distributed/reinvested (DRIP)	385	—	—	385
Redemptions	(923)	—	—	(923)
Organization and offering expenses allocated	(64)	—	64	—
Organization and offering expenses repaid by RMC	—	—	13	13
Balance at June 30, 2023	$70,601	$81	$(887)	$69,795

For the Six Months Ended June 30, 2023 (unaudited)

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at December 31, 2022	$71,730	$82	$(1,045)	$70,767
Adoption of ASC 326	(6)	(1)	—	(7)
Balance at January 1, 2023	71,724	81	(1,045)	70,760
Net income	1,917	19	—	1,936
Earnings distributed	(1,772)	(19)	—	(1,791)
Earnings distributed/reinvested (DRIP)	813	—	—	813
Redemptions	(1,951)	—	—	(1,951)
Organization and offering expenses allocated	(130)	—	130	—
Organization and offering expenses repaid by RMC	—	—	28	28
Balance at June 30, 2023	$70,601	$81	$(887)	$69,795

The accompanying notes are an integral part of these unaudited financial statements.

7

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Six Months Ended June 30, 2024 and 2023 (unaudited)

($ in thousands)

	Six Months Ended June 30,
	2024	2023
Operations
Interest income received	$2,794	$3,553
Interest expense paid	(162)	(365)
Late fees and other loan income	(27)	88
Operations expense	(1,398)	(1,270)
Total cash provided by operations	1,207	2,006
Investing
Loans funded	(35,194)	(18,003)
Principal collected	19,340	22,097
Loans transferred from related mortgage funds	—	(3,393)
Loans transferred to related mortgage fund	—	857
Proceeds from loans sold to non-affiliate, net	4,068	—
Advances collected	(5)	—
Promissory note funded to related mortgage fund	—	(3,300)
Promissory note repaid by related mortgage fund	2,800	—
Total cash (used in) investing	(8,991)	(1,742)
Financing
Members’ and manager's capital
Distributions to members and manager
Earnings distributed, net of DRIP	(1,089)	(960)
Redemptions, net of early withdrawal penalties (Note 3)	(1,761)	(1,950)
Total distributions to members and manager	(2,850)	(2,910)
Organization and offering expenses repaid by RMC, net	18	28
Early withdrawal penalties	—	(1)
Cash (used in) members’ and manager’s capital	(2,832)	(2,883)
Promissory note received from related parties	940	—
Promissory note repaid to related parties	(940)	—
Promissory note received from third party	1,500	—
Promissory note repaid to third party	(1,500)	—
Line of credit
Advances	23,250	—
Repayments	(15,403)	(2,409)
Debt issuance costs	(66)	—
Cash provided by (used in) line of credit	7,781	(2,409)
Unsecured borrowings received from related mortgage funds	2,500	—
Unsecured borrowings repaid to related mortgage fund	(1,200)	—
Formation loan collected	104	104
Total cash provided by (used in) financing	6,353	(5,188)
Net (decrease) in cash	(1,431)	(4,924)
Cash, beginning of period	1,712	5,055
Cash, end of period	$281	$131

Non-cash investing activities for the six months ended June 30, 2024 and 2023 include four loans transferred to held for sale of approximately $4 million and one loan transferred to held for sale of approximately $1.0 million, respectively. The four loans in 2024 were sold to an unaffiliated bank on May 31, 2024 for the amount owed on the note plus a premium, resulting in a gain of approximately $24 thousand.

Non-cash financing activities for the six months ended June 30, 2024 and 2023 include earnings distributed to the dividend reinvestment plan of $442 thousand and $813 thousand, respectively.

The accompanying notes are an integral part of these unaudited financial statements.

8

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Six Months Ended June 30, 2024 and 2023 (unaudited)

($ in thousands)

	Six Months Ended June 30,
Reconciliation of net income to total cash provided by operations	2024	2023
Net income	$1,492	$1,936
Adjustments to reconcile net income to total cash provided by operations
Gain on sale, loans	(24)	—
Amortization of debt issuance costs	15	15
Change in operating assets and liabilities
Loan payments in trust	(33)	77
Accrued interest	(344)	62
Prepaid interest	34	129
Prepaid expenses	(18)	(14)
Accounts payable and accrued liabilities	121	(16)
Payable to related parties	(36)	(183)
Total adjustments	(285)	70
Total cash provided by operations	$1,207	$2,006

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2024 (unaudited)

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

In the opinion of management of RMC, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly and accurately the financial information included therein. These unaudited financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results to be expected for the full year.

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

June 30, 2024 (unaudited)

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

The distribution reinvestment plan (“DRIP”) provision of the Operating Agreement permitted members to elect to have all or a portion of their monthly distributions reinvested in the purchase of additional units. Cash available for distributions allocable to members who had elected to participate in the DRIP was distributed and reinvested in units at each month end. In July 2024, members who had elected to participate in the DRIP were notified by a letter included with their June 2024 monthly statements that the DRIP was closed. As a result of this plan closure, members that previously did not receive quarterly income distributions because of their enrollment in the DRIP received income distribution checks for the quarter ending June 30, 2024 and will continue to receive quarterly income distributions thereafter.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2024 (unaudited)

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

June 30, 2024 (unaudited)

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

June 30, 2024 (unaudited)

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

June 30, 2024 (unaudited)

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

June 30, 2024 (unaudited)

NOTE 3 – MANAGER AND OTHER RELATED PARTIES

The Operating Agreement provides for compensation to the manager and for the reimbursement of qualifying costs as detailed below. RMC is entitled to 1% of the net income or loss of the company. RMC – at its sole discretion – collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income), which increased the net income, cash available for distribution, and the net-distribution rate. The cost-reimbursement waivers in the three and six months ended June 30, 2024 and 2023, by RMC were not made for the purpose of providing RMI IX with sufficient funds to satisfy any required level of distributions, as the Operating Agreement has no such required level of distributions, nor to meet withdrawal requests.

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

The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $115 thousand and $206 thousand in the three months ended June 30, 2024 and 2023, respectively, and $271 thousand and $418 thousand in the six months ended June 30, 2024 and 2023, respectively. The reimbursement of costs waived by RMC was approximately $43 thousand and $118 thousand in the three months ended June 30, 2024 and 2023, respectively, and $109 thousand and $249 thousand in the six months ended June 30, 2024 and 2023, respectively.

Loan administrative fees

The manager is entitled to receive a loan administrative fee of up to one percent (1%) of the principal amount of each new loan funded or acquired for services rendered in connection with the selection and underwriting of loans payable upon the closing or acquisition of each loan. Since August 2015, RMC, at its sole discretion, has waived loan administrative fees on new originations. The total amount of loan administrative fees waived was approximately $269 thousand and $118 thousand in the three months ended June 30, 2024 and 2023, respectively, and $352 thousand and $180 thousand in the six months ended June 30, 2024 and 2023, respectively.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2024 (unaudited)

Formation loan transactions for the six months ended June 30 are presented in the following table ($ in thousands).

	2024	2023
Balance, January 1	$2,902	$3,110
Payments received from RMC	(104)	(104)
Balance, June 30	$2,798	$3,006

The formation loan is being repaid in annual installments of approximately $208 thousand to coincide with the term of the company. The installments may be paid by RMC either in full on December 31st of each calendar year during the term of the company or in four equal quarterly installments. The primary source of repayment of the formation loan are the loan brokerage commissions earned by RMC. The formation loan is forgiven if the manager is removed and RMC is no longer receiving payments for services rendered. As such, the formation loan is presented as contra equity.

Redemptions of members’ capital

Redemptions of members’ capital for the three and six months ended June 30 are presented in the following table ($ in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
Redemptions	2024	2023	2024	2023
Without penalty	$864	$920	$1,746	$1,929
With penalty	1	3	1	22
Total	$865	$923	$1,747	$1,951
Early withdrawal penalties	$—	$—	$—	$1

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

Redemptions of members' capital received by the manager and unpaid at June 30, 2024 approximated $17.6 million, of which,

•
$14.1 million were received at or prior to March 31, 2023; and
•
$3.5 million were received in the quarter ended June 30, 2024 (and will be eligible at September 30, 2024).

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2024 (unaudited)

Unallocated O&O transactions for the six months ended June 30 are summarized in the following table ($ in thousands).

	2024	2023
Balance, January 1	$742	$1,045
O&O expenses allocated	(121)	(130)
O&O expenses paid by RMC(1)	(18)	(28)
Balance, June 30	$603	$887

(1)
RMC is obligated per the Operating Agreement to repay RMI IX for the amount of unallocated O&O expenses attributed to a member’s capital account if the member redeems prior to the 40 quarterly allocations. RMC estimated its future obligation to repay unallocated O&O expenses on scheduled redemptions as of June 30, 2024, to be approximately $8 thousand.

Other related party transactions

-
Payable to/receivable from related parties

From time to time, in the normal course of business operations, the company may have payables to and/or receivables from related parties. At June 30, 2024, the payable to related parties balance of approximately $107 thousand consisted of accounts payable of approximately $35 thousand to the manager, $4 thousand to a related mortgage fund and $68 thousand related to member redemptions.

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

In the six months ended June 30, 2023, related mortgage funds transferred to RMI IX three loans with aggregate principal of approximately $3.4 million in-full at par value, which approximates fair value. RMI IX paid cash for the loans and the related mortgage fund has no continuing obligation or involvement with the loans. No loans were transferred from related mortgage funds in the six months ended June 30, 2024.

In the six months ended June 30, 2023, RMI IX transferred to a related mortgage fund two loans with aggregate principal of approximately $857 thousand in-full at par value, which approximates fair value. The related mortgage funds paid cash for the loans and RMI IX has no continuing obligation or involvement with the loans. No loans were transferred to related mortgage funds in the six months ended June 30, 2024.

- Promissory notes with related parties

In June 2023, RMI IX lent $3.3 million to a related mortgage fund secured by the net cash flow payable on three mortgage loans totaling approximately $7.5 million, which had contractual maturities before October 1, 2023. The promissory note receivable from the related mortgage fund was secured by all proceeds payable to the related mortgage fund upon the payoff or repayment of the pledged mortgage loans, net of any amounts outstanding on a line of credit secured by the pledged mortgage loans. The note balance, including interest, was paid in full in February 2024.

In May 2024, RMI IX borrowed a total of $940 thousand from related mortgage funds and the manager pursuant to a series of secured promissory notes issued by RMI IX to the applicable affiliates (the “May Notes”). Each of the May Notes were secured by the applicable affiliate’s pro rata share (based upon relative principal advanced) of all proceeds payable to RMI IX under a single mortgage loan in the principal amount of $9.1 million with a contractual maturity date of June 1, 2027. The maturity dates for each of the May Notes was July 15, 2024. All obligations of RMI IX under the May Notes were satisfied in full on May 31, 2024.

In June 2024, RMI IX borrowed a total of $2.5 million from related mortgage funds pursuant to two unsecured promissory notes issued by RMI IX to the applicable affiliates (the “June Notes”). The loans evidenced by the June Notes were unsecured obligations of RMI IX with a contractual maturity date of August 12, 2024. $1.2 million was repaid in June 2024. $1.3 million of unsecured borrowings were outstanding as of June 30, 2024. An additional $500 thousand was paid off on July 12, 2024.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2024 (unaudited)

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

The company’s loans are secured by real estate in coastal California metropolitan areas. The portfolio segments are first and second trust deeds mortgages and the key credit quality indicator is the LTV. First mortgages are predominant, but second lien deeds of trust are not infrequent nor insignificant. First-mortgage loans comprised 86% of the portfolio at June 30, 2024 (83% at December 31, 2023).

Secured loans unpaid principal balance (principal)

Secured loan transactions for the three and six months ended June 30, 2024 are summarized in the following table ($ in thousands).

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Total	First Trust Deeds	Second Trust Deeds	Total	First Trust Deeds	Second Trust Deeds
Principal, beginning of period(1)	$61,018	$50,106	$10,912	$62,916	$52,263	$10,653
Loans funded	26,906	26,463	443	35,194	33,906	1,288
Principal collected	(9,154)	(7,946)	(1,208)	(19,340)	(17,546)	(1,794)
Loans sold to non-affiliate	(4,018)	(4,018)	—	(4,018)	(4,018)	—
Principal, end of period	$74,752	$64,605	$10,147	$74,752	$64,605	$10,147

(1)
Includes principal collected and held in trust at June 30, 2024 of approximately $3 thousand, offset by principal collected and held in trust at December 31, 2023 of approximately $3 thousand which was disbursed to the company in January 2024.

During the three and six months ended June 30, 2024, the company renewed three and six maturing (or matured) loans with aggregate principal of approximately $6.4 million and $17.7 million, respectively, which are not included in the activity shown in the table above. The loans have an average extension period of approximately three and eight months, respectively, and were current and deemed well collateralized (i.e., the current LTV for the collateral was within lending guidelines as discussed in Note 2 to these financial statements). Interest rates charged to borrowers may be adjusted in conjunction with the loan extensions to reflect current market conditions (in the six months ended June 30, 2024, two extensions included a rate increase).

In the three and six months ended June 30, 2024, four loans with principal of approximately $4.0 million were sold to an unaffiliated third party. The company recognized a gain of approximately $24 thousand, net of a commission.

As of June 30, 2024, there were no commitments to lend outstanding and no construction or rehabilitation loans outstanding.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2024 (unaudited)

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	June 30,	December 31,
	2024	2023
Number of secured loans	46	47
First trust deeds	33	34
Second trust deeds	13	13

Secured loans – principal	$74,752	$62,916
First trust deeds	$64,605	$52,263
Second trust deeds	$10,147	$10,653

Secured loans – lowest interest rate (fixed)	7.3%	7.3%
Secured loans – highest interest rate (fixed)	12.9%	11.8%

Average secured loan – principal	$1,625	$1,339
Average principal as percent of total principal	2.2%	2.1%
Average principal as percent of members’ and manager’s capital, net	2.4%	2.0%
Average principal as percent of total assets	2.1%	2.0%

Largest secured loan – principal	$9,100	$6,200
Largest principal as percent of total principal	12.2%	9.9%
Largest principal as percent of members’ and manager’s capital, net	13.6%	9.1%
Largest principal as percent of total assets	12.0%	9.1%

Smallest secured loan – principal	$100	$185
Smallest principal as percent of total principal	0.1%	0.3%
Smallest principal as percent of members’ and manager’s capital, net	0.1%	0.3%
Smallest principal as percent of total assets	0.1%	0.3%

Number of California counties where security is located	14	16
Largest percentage of principal in one California county	19.1%	21.7%

Number of secured loans with prepaid interest	1	2
Prepaid interest	$141	$107

As of June 30, 2024, 27 loans with principal of approximately $52.7 million provide for monthly payments of interest only, with the principal due at maturity, and 19 loans with principal of approximately $22.1 million (representing 30% of the aggregate principal of the company’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal due at maturity.

As of June 30, 2024, RMI IX’s largest loan with principal of $9.1 million, has an LTV at origination (OLTV) of 70%, and is in first lien position. The loan is secured by a condo property located in Los Angeles County, with an interest rate of 10.50% and is scheduled to mature on June 1, 2027.

As of June 30, 2024, there were 13 loans in second lien position. The aggregate principal of these loans is approximately $10.1 million and the weighted average OLTV is 56%. All but two loans in second lien position were performing as of June 30, 2024. One delinquent loan has principal outstanding of $760 thousand (OLTV 70%), is secured by an industrial property located in Santa Clara county, bears an interest rate of 8.88%, and matured on August 1, 2023. The borrower included this note/debt in a bankruptcy estate in December 2023 (notification received in March 2024) and continues to make monthly payments. The other delinquent loan has principal outstanding of $1.6 million (OLTV 45%), is secured by an industrial property located in Orange county, bears an interest rate of 11.00% and matured on April 1, 2024.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2024 (unaudited)

Lien position/OLTV

At funding, secured loans had the lien positions presented in the following table ($ in thousands).

	June 30, 2024			December 31, 2023
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds(2)	33	$64,605	86%	34	$52,263	83%
Second trust deeds	13	10,147	14	13	10,653	17
Total principal, secured loans	46	74,752	100%	47	62,916	100%
Liens due other lenders at loan closing		31,055			26,644
Total debt		$105,807			$89,560
Appraised property value at loan closing		$191,726			$177,310
OLTV (weighted average)		59.1%			54.6%

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

Secured loans, principal by OLTV and lien position at June 30, 2024 are presented in the following table ($ in thousands).

	Secured loans, principal
OLTV(3)	First trust deeds	Percent	Count	Second trust deeds	Percent	Count	Total principal	Percent
<40%	$9,131	12.2%	8	$1,031	1.4%	2	$10,162	13.6%
40-49%	10,996	14.7	4	3,500	4.7	2	14,496	19.4
50-59%	6,708	9.0	3	345	0.4	1	7,053	9.4
60-69%	19,001	25.4	14	2,306	3.1	3	21,307	28.5
Subtotal <70%	45,836	61.3	29	7,182	9.6	8	53,018	70.9

70-79%	16,769	22.4	3	2,965	4.0	5	19,734	26.4
Subtotal <80%	62,605	83.7	32	10,147	13.6	13	72,752	97.3

≥80%	2,000	2.7	1	—	0.0	—	2,000	2.7

Total	$64,605	86.4%	33	$10,147	13.6%	13	$74,752	100.0%

(3)
LTV classifications in the table above are based on principal, advances and interest unpaid at June 30, 2024.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2024 (unaudited)

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	June 30, 2024			December 31, 2023
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(4)	20	$25,694	34%	21	$21,786	35%
Commercial
Office	3	5,725	7	3	5,725	9
Retail	4	4,917	7	6	9,948	15
Industrial	8	13,352	18	8	13,353	22
Commercial – Other	5	15,971	22	3	2,377	4
Commercial Total	20	39,965	54	20	31,403	50
Multi-family	6	9,093	12	5	8,227	13
Land	—	—	—	1	1,500	2
Total principal, secured loans	46	$74,752	100%	47	$62,916	100%

(4)
Single family includes 1-4 unit residential buildings, condominium units, townhouses and condominium complexes. At June 30, 2024, single family consists of six loans with aggregate principal of approximately $3.8 million that are owner occupied and 14 loans with principal of approximately $21.8 million that are non-owner occupied. At December 31, 2023, single family consisted of six loans with aggregate principal of approximately $3.3 million that are owner occupied and 15 loans with principal of approximately $18.5 million that are non-owner occupied.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2024 (unaudited)

Distribution of secured loans - principal by California counties

The distribution of secured loans within California by counties is presented in the following table ($ in thousands).

	June 30, 2024		December 31, 2023
	Principal	Percent	Principal	Percent
San Francisco Bay Area(5)
San Francisco	$14,269	19.1%	$13,662	21.7%
San Mateo	13,121	17.6	4,832	7.7
Santa Clara	9,082	12.1	10,143	16.1
Alameda	5,884	7.9	3,925	6.2
Contra Costa	900	1.2	—	0.0
Napa	637	0.9	640	1.0
Solano	185	0.3	185	0.3
Marin	400	0.5	400	0.7
	44,478	59.6	33,787	53.7
Other Northern California
Placer	—	0.0	1,967	3.1
San Joaquin	750	1.0	750	1.2
Butte	1,203	1.6	1,203	1.9
Sacramento	—	0.0	551	0.9
	1,953	2.6	4,471	7.1
Northern California Total	46,431	62.2	38,258	60.8

Southern California Coastal
Los Angeles	11,534	15.4	4,058	6.5
Orange	7,494	10.0	7,177	11.4
San Diego	7,393	9.9	8,325	13.2
	26,421	35.3	19,560	31.1
Other Southern California – Riverside
Riverside	1,900	2.5	1,900	3.0
Ventura	—	0.0	3,198	5.1
	1,900	2.5	5,098	8.1
Southern California Total	28,321	37.8	24,658	39.2
Total principal, secured loans	$74,752	100.0%	$62,916	100.0%

(5)
Includes Silicon Valley

Scheduled maturities/Secured loans - principal

Secured loans scheduled to mature in periods as of and after June 30, 2024 , are presented in the following table ($ in thousands).

	First Trust Deeds		Second Trust Deeds		Total
	Loans	Principal	Loans	Principal	Loans	Principal	Percent
2024	9	$14,163	2	$1,867	11	$16,030	21%
2025	11	23,949	5	4,651	16	28,600	38
2026	3	1,085	3	788	6	1,873	3
2027	3	10,415	—	—	3	10,415	14
Thereafter	5	6,469	1	481	6	6,950	9
Total scheduled maturities	31	56,081	11	7,787	42	63,868	85
Matured(6)	2	8,524	2	2,360	4	10,884	15
Total principal, secured loans	33	$64,605	13	$10,147	46	$74,752	100%

(6)
See Delinquency/Secured loans with payments in arrears below for additional information on matured loans.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2024 (unaudited)

Scheduled maturities are presented based on the most recent in-effect agreement with the borrower, including forbearance agreements, if any. As a result, matured loans at June 30, 2024, for the scheduled maturities table above may differ from the same captions in the tables of delinquencies and payment in arrears presented below that do not consider forbearance agreements. For matured loans, the company may continue to accept payments while pursuing collection of principal or while negotiating an extension of the maturity date. Loans are written without a prepayment penalty causing an uncertainty/a lack of predictability as to the expected duration versus the scheduled maturity.

Delinquency/Secured loans

Secured loans principal summarized by payment-delinquency status are presented in the following table ($ in thousands).

	June 30, 2024		December 31, 2023
	Loans	Principal	Loans	Principal
Current	39	$61,305	39	$50,861
Past Due
30-89 days	3	5,157	2	1,165
90-179 days	1	1,600	3	7,483
180 or more days	3	6,690	3	3,407
Total past due	7	13,447	8	12,055
Total principal, secured loans	46	$74,752	47	$62,916

At June 30, 2024 and December 31, 2023, there was one loan with a forbearance agreement in effect with principal of $990 thousand, included in the table above as 180 or more days delinquent. Five loans past due at June 30, 2024, were in first lien position and had principal payments in arrears of approximately $8.5 million. Two loans past due at June 30, 2024, were in second lien position and had principal payments in arrears of approximately $2.4 million.

Delinquency/Secured loans with payments in arrears

Secured loans with payments in arrears (seven loans), principal by OLTV and lien position at June 30, 2024 are presented in the following table ($ in thousands).

	Secured loans with payments in arrears, principal
OLTV(7)	First trust deeds	Percent(8)	Second trust deeds	Percent(8)	Total principal	Percent(8)
<40%	$—	0.0%	$—	0.0%	$—	0.0%
40-49%	4,196	5.6	1,600	2.1	5,796	7.7
50-59%	—	0.0	—	0.0	—	0.0
60-69%	6,891	9.2	760	1.0	7,651	10.2
Subtotal <70%	11,087	14.8	2,360	3.1	13,447	17.9

70-79%	—	0.0	—	0	—	0.0
Subtotal <80%	11,087	14.8	2,360	3.1	13,447	17.9

≥80%	—	0.0	—	0.0	—	0.0

Total	$11,087	14.8%	$2,360	3.1%	$13,447	17.9%

(7)
LTV classifications in the table above are based on principal, advances and interest unpaid at June 30, 2024.
(8)
Percent of total principal, secured loans ($74.8 million) at June 30, 2024.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2024 (unaudited)

Payments in arrears for secured loans at June 30, 2024 are presented in the following tables ($ in thousands).

	Loans		Principal		Interest(9)
At June 30, 2024	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	1	2	$3,584	$1	$—	$12	$3,597
90-179 days (4-6 payments)	1	—	1,600	—	30	—	1,630
180 or more days (more than 6 payments)	2	1	5,700	—	287	61	6,048
Total past due	4	3	$10,884	$1	$317	$73	$11,275

(9)
June 2024 interest is due July 1, 2024 and is not included in the payments in arrears at June 30, 2024.

Matured loans, principal by OLTV and lien position at June 30, 2024 are presented in the following table ($ in thousands).

	Secured loans past maturity, principal
OLTV(10)	First trust deeds	Percent(11)	Second trust deeds	Percent(11)	Total principal	Percent(11)
<40%	$—	0.0%	$—	0.0%	$—	0.0%
40-49%	3,584	4.8	1,600	2.1	5,184	6.9
50-59%	—	0.0	—	0.0	—	0.0
60-69%	4,940	6.6	760	1.0	5,700	7.6
Subtotal <70%	8,524	11.4	2,360	3.1	10,884	14.5

70-79%	—	0.0	—	0.0	—	0.0
Subtotal <80%	8,524	11.4	2,360	3.1	10,884	14.5

≥80%	—	0.0	—	0.0	—	0.0

Total	$8,524	11.4%	$2,360	3.1%	$10,884	14.5%

(10)
LTV classifications in the table above are based on principal, advances and interest unpaid at June 30, 2024.
(11)
Percent of total principal of secured loans (totaling $74.8 million) at June 30, 2024.

Non-accrual status/Secured loans

Secured loans in non-accrual status are summarized in the following table ($ in thousands).

	June 30, 2024	December 31, 2023
Number of loans	2	none
Principal	$1,750
Advances	4
Accrued interest(12)	43
Total recorded investment	$1,797
Foregone interest	$25

(12)
Accrued interest in the table above is the amount of interest accrued prior to the loan being placed on non-accrual status, net of any payments received while in non-accrual status.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2024 (unaudited)

Provision/allowance for credit losses

Activity in the allowance for credit losses for the six months ended June 30 are presented in the following table ($ in thousands).

	2024			2023
	Principal and Advances	Interest	Total	Principal and Advances	Interest	Total
Balance, December 31	$60	$60	$120	$30	$25	$55
Adoption of ASC 326 (CECL)	—	—	—	30	35	65
Balance, January 1	60	60	120	60	60	120
Provision for (Recovery of) loan losses	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—
Balance, June 30	$60	$60	$120	$60	$60	$120

Each secured loan is reviewed quarterly for its delinquency, LTV adjusted for the most recent valuation of the underlying collateral, remaining term to maturity, borrower’s payment history and other factors.

Secured loans count, principal and weighted average OLTV at June 30, 2024 and the projected year-end count, principal and weighted average OLTV based on contractual maturities (by lien position) are presented in the following table ($ in thousands). This does not include any forward period extensions, renewals or modifications that the company may undertake at its discretion, which could extend the contractual maturities into future years.

				First Trust Deeds			Second Trust Deeds
	Loans	Principal	OLTV	Loans	Principal	OLTV	Loans	Principal	OLTV
June 30, 2024	46	$74,752	59.1%	33	$64,605	59.7%	13	$10,147	55.8%

December 31,
2024	31	47,838	58.9	22	41,918	59.7	9	5,920	53.2
2025	15	19,238	60.0	11	17,969	61.0	4	1,269	46.8
2026	9	17,365	61.9	8	16,884	62.9	1	481	24.8
2027	6	6,950	50.5	5	6,469	52.5	1	481	24.8
2028	5	6,339	51.2	4	5,858	53.4	1	481	24.8
2033	2	692	28.2	1	211	35.8	1	481	24.8
2035	1	481	24.8	—	—	0.0	1	481	24.8
2039	—	—	0.0	—	—	0.0	—	—	0.0

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

June 30, 2024 (unaudited)

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

NOTE 5 – LINE OF CREDIT

Activity involving the line of credit during the six months ended June 30 is presented in the following table ($ in thousands).

	2024	2023
Balance, January 1,	$2,153	$9,900
Draws	23,250	—
Repayments	(15,403)	(2,409)
Balance, June 30,	$10,000	$7,491
Line of credit – average daily balance	$4,159	$8,898

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

June 30, 2024 (unaudited)

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

If the company does not maintain the required compensating balance with a minimum daily average of $1.0 million for the calendar quarter, the interest rate automatically increases by one-quarter of one percent (0.25%) above that rate which would otherwise be applicable for the next calendar quarter retroactive to the beginning of the calendar quarter in which the compensating balance is not maintained. At June 30, 2024, the interest rate was eight eighty three one-hundredths percent (8.83%).

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

The debt issuance costs of approximately $66 thousand from the 2024 modification agreement are being amortized on a straight line basis over the two-year term. Amortized debt issuance costs included in interest expense approximated $8 thousand and $7 thousand for the three months ended June 30, 2024 and 2023, respectively, and $15 thousand for the six months ended June 30, 2024 and 2023.

NOTE 6 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

Commitments

Note 3 (Manager and Other Related Parties) presents a detailed discussion of the company’s contractual obligations to RMC and scheduled redemptions of members’ capital at June 30, 2024.

Legal proceedings

As of June 30, 2024, the company was not involved in any legal proceedings or governmental proceedings other than those that would be considered part of the normal course of business as discussed below and no such legal proceedings were terminated during the first quarter of 2024.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2024 (unaudited)

NOTE 7 – SUBSEQUENT EVENTS

The manager evaluated events subsequent to June 30, 2024 and determined that there were no events or transactions other than those discussed in the notes above regarding closure of the DRIP from July 2024. See Note 1 (Organization and General) for a description of the closure of the DRIP.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (or SEC). The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operations results to be expected for the full year.

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

Cash generated from loan payoffs and borrower payments of principal and interest is used for operating expenses, distributions to members and unit redemptions. The cash flow, if any, in excess of these uses and advances on the line of credit is reinvested in new loans.

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

Results of Operations

The following discussion describes our results of operations for the three and six months ended June 30, 2024.

Key Performance Indicators

Key performance indicators as of and for the six months ended June 30 are presented in the following tables ($ in thousands).

	2024	2023
Members’ capital, gross – end of period balance	$67,485	$70,601
Members’ capital, gross – average daily balance	$68,831	$71,673

Member redemptions(1)	$1,747	$1,951

Secured loans principal – end of period balance	$74,752	$69,976
Secured loans principal – average daily balance	$65,592	$73,289

Number of first trust deeds	33	35
Principal – first trust deeds	$64,605	$57,063
Weighted average OLTV – first trust deeds(2)	59.7%	61.1%

Number of second trust deeds	13	13
Principal – second trust deeds	$10,147	$12,913
Weighted average OLTV – second trust deeds(2)	55.8%	53.6%

Interest income	$3,105	$3,362
Portfolio interest rate(3)	9.3%	8.8%
Effective yield rate(4)	9.5%	9.2%

Line of credit – end of period balance	$10,000	$7,491
Line of credit – average daily balance(5)	$4,159	$8,898

Interest expense	$216	$371
Interest rate – line of credit(5)	8.7%	8.0%

Provision for (recovery of) loan losses	$—	$—

Total operations expense(9)	$1,427	$1,066

Net income(9)	$1,492	$1,936
Percent of average members’ capital(6)(7)	4.3%	5.3%

Member distributions	$1,585	$1,772
Percent of average members’ capital(6)(8)	4.6%	4.9%

(1)
Redemption requests at June 30, 2024 were approximately $17.6 million and are carried forward to subsequent quarters until paid. (Scheduled redemptions of members’ capital were $12.0 million as of December 31, 2023).
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

Key performance indicators as of and for the three months ended June 30, 2024 and 2023 are presented in the following table ($ in thousands).

	2024	2023
Members’ capital, gross – end of period balance	$67,485	$70,601
Members’ capital, gross – average daily balance	$68,512	$71,382

Member redemptions(1)	$865	$923

Secured loans principal – end of period balance	$74,752	$69,976
Secured loans principal – average daily balance	$68,396	$71,339

Number of first trust deeds	33	35
Principal – first trust deeds	$64,605	$57,063
Weighted average OLTV – first trust deeds(2)	59.7%	61.1%

Number of second trust deeds	13	13
Principal – second trust deeds	$10,147	$12,913
Weighted average OLTV – second trust deeds(2)	55.8%	53.6%

Interest income	$1,605	$1,747
Portfolio interest rate(3)	9.4%	8.9%
Effective yield rate(4)	9.4%	9.8%

Line of credit – end of period balance	$10,000	$7,491
Line of credit – average daily balance(5)	$6,146	$7,911

Interest expense	$162	$172
Interest rate – line of credit(5)	8.8%	8.2%

Provision for (recovery of) loan losses	$—	$—

Total operations expense(9)	$622	$496

Net income(9)	$847	$1,088
Percent of average members’ capital(6)(7)	4.9%	6.0%

Member distributions	$782	$869
Percent of average members’ capital(6)(8)	4.6%	4.9%

(1)
Redemption requests at June 30, 2024 were approximately $17.6 million and are carried forward to subsequent quarters until paid. (Scheduled redemptions of members’ capital were $12.0 million as of December 31, 2023).
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

Redemptions of members capital

Redemptions of members’ capital for the six months ended June 30 are presented in the following table ($ in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
Redemptions	2024	2023	2024	2023
Without penalty	$864	$920	$1,746	$1,929
With penalty	1	3	1	22
Total	$865	$923	$1,747	$1,951
Early withdrawal penalties	$—	$—	$—	$1

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

Redemptions of members’ capital received by the manager and unpaid at June 30, 2024 approximated $17.6 million, of which,

•
$14.1 million were received at or prior to March 31, 2024; and
•
$3.5 million were received in the quarter ended June 30, 2024 (and will be eligible at September 30, 2024).

Eligible redemption requests are to be honored in the following order of priority:

•
first, to redemptions upon the death of a member, subject to a cap of $100 thousand per quarter for each deceased member’s account; and
•
next, to all other eligible redemption requests on a pro rata basis.

Secured loans

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a secured loan portfolio that has substantial protective equity (i.e., property value to outstanding debt) as indicated by the overall weighted average loan-to-value ratio (LTV) which at June 30, 2024 was approximately 59.1% at time of origination. Thus, pursuant to the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 40.9% in the property, and we as a lender have lent in the aggregate 59.1% (including other senior liens on the property, for other than first-lien loans) against the properties we hold as collateral for the repayment of our loans.

Secured loans, principal by LTV and lien position at June 30, 2024 are presented in the following table ($ in thousands). The LTVs shown in this table are updated for any updated appraisals, broker opinion of value, or other external market evidence received by the manager after the origination of the loan.

	Secured loans, principal
LTV(1)	First trust deeds	Percent	Second trust deeds	Percent	Total principal	Percent
<40%	$5,259	7.0%	$1,221	1.6%	$6,480	8.6%
40-49%	10,996	14.7	3,256	4.4	14,252	19.1
50-59%	11,648	15.6	1,945	2.6	13,593	18.2
60-69%	12,230	16.4	760	1.0	12,990	17.4
Subtotal <70%	40,133	53.7	7,182	9.6	47,315	63.3

70-79%	18,588	24.9	2,965	3.9	21,553	28.8
Subtotal <80%	58,721	78.6	10,147	13.5	68,868	92.1

≥80%(2)	5,884	7.9	—	0.0	5,884	7.9

Total	$64,605	86.5%	$10,147	13.5%	$74,752	100.0%

(1)
LTV classifications in the table above are based on the sum of principal, advances and interest unpaid at June 30, 2024.
(2)
One loan with principal of approximately $2.0 million has an LTV of 134.14%. The loan agreement was executed by an individual with substantial real estate holdings, experience and substantial financial resources.

Loans with payments in arrears, principal by LTV and lien position at June 30, 2024 are presented in the following table ($ in thousands). The LTVs shown in this table are updated for any updated appraisals, broker opinion of value, or other external market evidence received by the manager after the origination of the loan.

	Secured loans with payments in arrears, principal
LTV(3)	First trust deeds	Percent(4)	Second trust deeds	Percent(4)	Total principal	Percent(4)
<40%	$—	0.0%	$—	0.0%	$—	0.0%
40-49%	4,196	5.6	—	0.0	4,196	5.6
50-59%	4,940	6.6	1,600	2.1	6,540	8.7
60-69%	—	0.0	760	1.0	760	1.0
Subtotal <70%	9,136	12.2	2,360	3.1	11,496	15.3

70-79%	961	1.3	—	0.0	961	1.3
Subtotal <80%	10,097	13.5	2,360	3.1	12,457	16.6

≥80%	990	1.3	—	0.0	990	1.3

Total	$11,087	14.8%	$2,360	3.1%	$13,447	17.9%

(3)
LTV classifications in the table above are based on the sum of principal, advances and interest unpaid at June 30, 2024.
(4)
Percent of secured loans principal, end of period balance.

Matured loans, principal by LTV and lien position at June 30, 2024 are presented in the following table ($ in thousands). The LTVs shown in this table are updated for any updated appraisals, broker opinion of value, or other external market evidence received by the manager after the origination of the loan.

	Secured loans past maturity, principal
LTV(5)	First trust deeds	Percent(6)	Second trust deeds	Percent(6)	Total principal	Percent(6)
<40%	$—	0.0%	$—	0.0%	$—	0.0%
40-49%	3,584	4.8	—	0.0	3,584	4.8
50-59%	4,940	6.6	1,600	2.1	6,540	8.7
60-69%	—	0.0	760	1.0	760	1.0
Subtotal <70%	8,524	11.4	2,360	3.1	10,884	14.5

70-79%	—	0.0	—	0.0	—	0.0
Subtotal <80%	8,524	11.4	2,360	3.1	10,884	14.5

≥80%	—	0.0	—	0.0	—	0.0

Total	$8,524	11.4%	$2,360	3.1%	$10,884	14.5%

(5) LTV classifications in the table above are based on the sum of principal, advances and interest unpaid at June 30, 2024.

(6) Percent of secured loans principal, end of period balance.

Payments in arrears for secured loans (i.e., principal and interest payments past due 30 or more days) at June 30, 2024 totaled approximately $11.3 million of which approximately $10.9 million was principal and approximately $390 thousand was accrued interest.

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations as to the secured loan portfolio, including loan characteristics, scheduled maturities, delinquency and payments in arrears, loans in non-accrual status and the allowance for credit losses.

Performance overview/net income 2024 v. 2023

Net income available to members as a percent of members’ capital, gross – average daily balance (annualized) was 4.3% and 5.3% for the six months ended June 30, 2024 and 2023. Net income decreased approximately $444 thousand for the six months ended June 30, 2024 as compared to the same period in 2023 primarily due to an increase in operations expenses of approximately $361 thousand and a decrease in interest income of approximately $102 thousand. In line with a rising rate environment, the portfolio rate on secured loans has increased by 0.5% for the six months ended June 30, 2024 as compared to the same period in 2023. This increase is offset by a decrease in average daily balance – secured loans.

Analysis and discussion of income from operations 2024 v. 2023 (six months ended)

Significant changes to net income for the six months ended June 30, 2024 and 2023 are summarized in the following table ($ in thousands).

	Net interest income	Provision for (recovery of) loan losses	Operations expense	Net income
Six months ended
June 30, 2024	$2,889	—	1,427	$1,492
June 30, 2023	2,991	—	1,066	1,936
Change	$(102)	—	361	$(444)

Change
Decrease in secured loans principal - average daily balance	$(369)	—	(10)	$(359)
Effective yield rate	112	—	—	112
Decrease in members’ capital - average daily balance	—	—	(19)	19
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	7	(7)
Interest on line of credit	173	—	—	173
Amortization of debt issuance costs	(1)	—	—	(1)
Late fees	—	—	—	(5)
Gain on sale, loans	—	—	—	24
Decrease in allocable expenses from RMC	—	—	(150)	150
RMC fees/costs reimbursements collected	—	—	136	(136)
Interest on unsecured borrowings	(11)	—	—	(11)
Interest on notes payable to related parties	(6)	—	—	(6)
Tax compliance services	—	—	29	(29)
Expanded legal services	—	—	148	(148)
Timing of services rendered	—	—	(16)	16
Independent contractors	—	—	61	(61)
Expanded audit services	—	—	143	(143)
Other	—	—	32	(32)
Change	$(102)	—	361	$(444)

The table above presents only the significant changes to net income for the period, and is not intended to cross-foot.

Net interest income

Net interest income decreased approximately $102 thousand (3.4%) for the six months ended June 30, 2024 compared to the same period in 2023. The decrease in net interest income is due to a decrease in interest income of approximately $257 thousand due to a decrease in the average daily balance – secured loans of approximately $7.7 million (10.5%), offset in part by a decrease in interest expense of approximately $155 thousand primarily due to a decrease in the line of credit average daily balance of approximately $4.7 million (53.3%), offset partially by the increase of interest expenses on intercompany promissory notes and intercompany unsecured borrowings.

The line of credit – average daily balance decreased approximately $4.7 million (53.3%) for the six months ended June 30, 2024 compared to the same period in 2023, and the increase in average interest rate on the line of credit of 0.7 percent (8.7%) over the same period resulted in a decrease of approximately $172 thousand (48.2%) in interest expenses on the line of credit. See Key performance indicators table included above in Item 2 of this report for specific details of average interest rate on the line of credit.

Provision/allowance for credit losses

See Note 4 (Loans) to the consolidated financial statements included in Part I, Item 1 of this report for a detailed presentation of allowance for credit losses.

Operations expense

Significant changes to operations expense for the six months ended June 30, 2024 and 2023 are summarized in the following table ($ in thousands).

	Mortgage servicing fees	Asset management fees	Costs from RMC, net	Professional services	Other	Total
Six months ended
June 30, 2024	$81	236	162	926	22	$1,427
June 30, 2023	91	255	169	545	6	1,066
Change	$(10)	(19)	(7)	381	16	$361

Change
Decrease in secured loans principal - average daily balance	$(10)	—	—	—	—	$(10)
Decrease in members’ capital - average daily balance	—	(19)	—	—	—	(19)
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	7	—	—	7
Decrease in allocable expenses from RMC	—	—	(150)	—	—	(150)
RMC fees/costs reimbursements collected	—	—	136	—	—	136
Tax compliance services	—	—	—	29	—	29
Expanded legal services	—	—	—	148	—	148
Timing of services rendered	—	—	—	(16)	—	(16)
Independent contractors	—	—	—	61	—	61
Expanded audit services	—	—	—	143	—	143
Other	—	—	—	16	16	32
Change	$(10)	(19)	(7)	381	16	$361

Mortgage servicing fees

The decrease in mortgage servicing fees of approximately $10 thousand for the six months ended June 30, 2024 as compared to the same period in 2023 was due to a decrease in the average daily balance – secured loans of approximately $7.7 million at the annual mortgage servicing fee to RMC of 0.25%. The decrease in the average daily balance – secured loans was due to a reduction in members’ capital as members’ redemptions exceeded the purchase of DRIP units.

Asset Management Fees

The decrease in asset management fees of approximately $19 thousand was due to a decrease in the members’ capital base at year-end December 31, 2023 compared to year-end December 31, 2022. The decrease in the members’ capital base is due in part to increased redemption requests and a decrease in loan payoffs largely attributable to the increase in interest rates. The asset management fee is determined based on the prior year end member’s capital base which is computed as the then fair value of the company’s loans plus working capital reserves less outstanding debt.

Costs from RMC, net

RMC is entitled to request reimbursement for operations expense incurred on behalf of RMI IX, including without limitation, RMC’s personnel and non-personnel costs incurred for qualifying business activities, including investor services, accounting, tax and data processing, postage and out-of-pocket general and administration expenses. In the six months ended June 30, 2024, RMC – at its sole discretion – collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income).

The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $271 thousand and $418 thousand in the six months ended June 30, 2024 and 2023, respectively. The reimbursement of costs from RMC waived was approximately $109 thousand and $249 thousand in the six months ended June 30, 2024 and 2023, respectively.

Professional Services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The increase in professional services of approximately $381 thousand for the six months ended June 30, 2024 compared to the same period in 2023 was due to increases in tax compliance fees, legal fees, audit fees and fees due to outside contractors, offset in part by the timing of services rendered. Costs for these professional services have been increasing – and are expected to continue to increase – as new accounting pronouncements are issued, the demands of regulatory compliance increase and the rate at which firms charge for their services increases.

Analysis and discussion of income from operations 2024 v. 2023 (three months ended)

Significant changes to net income for the three months ended June 30, 2024 and 2023 are summarized in the following table ($ in thousands).

	Net interest income	Provision for (recovery of) loan losses	Operations expense	Net income
Three months ended
June 30, 2024	$1,443	—	622	$847
June 30, 2023	1,575	—	496	1,088
Change	$(132)	—	126	$(241)

Change
Decrease in secured loans principal - average daily balance	$(69)	—	(3)	$(66)
Effective yield rate	(73)	—	—	(73)
Decrease in members’ capital - average daily balance	—	—	(10)	10
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	2	(2)
Interest on line of credit	28	—	—	28
Amortization of debt issuance costs	(1)	—	—	(1)
Late fees	—	—	—	(7)
Gain on sale, loans	—	—	—	24
Decrease in allocable expenses from RMC	—	—	(90)	90
RMC fees/costs reimbursements collected	—	—	72	(72)
Interest on unsecured borrowings	(11)	—	—	(11)
Interest on notes payable to related parties	(6)	—	—	(6)
Expanded legal services	—	—	61	(61)
Timing of services rendered	—	—	(16)	16
Independent contractors	—	—	23	(23)
Expanded audit services	—	—	52	(52)
Other	—	—	35	(35)
Change	$(132)	—	126	$(241)

The table above presents only the significant changes to net income for the period, and is not intended to cross-foot.

Net interest income

Net interest income decreased approximately $132 thousand (8.4%) for the three months ended June 30, 2024 compared to the same period in 2023. The decrease in net interest income is due to a decrease in interest income of approximately $142 thousand due to a decrease in the average daily balance – secured loans of approximately $2.9 million (4.1%), offset in part by a decrease in interest expense of approximately $10 thousand due to a decrease in the line of credit average daily balance of approximately $1.8 million (22.3%), offset partially by the increase of interest expenses on intercompany promissory notes and intercompany unsecured borrowings.

The line of credit – average daily balance decreased approximately $1.8 million (22.3%) for the three months ended June 30, 2024 compared to the same period in 2023, and the increase in average interest rate on the line of credit of 0.6 percent (7.3%) over the same period resulted in a decrease of approximately $27 thousand (16.7%) in interest expenses on the line of credit. See Key performance indicators table included above in Item 2 of this report for specific details of average interest rate on the line of credit.

Provision/allowance for credit losses

See Note 4 (Loans) to the consolidated financial statements included in Part I, Item 1 of this report for a detailed presentation of allowance for credit losses.

Operations expense

Significant changes to operations expense for the three months ended June 30, 2024 and 2023 are summarized in the following table ($ in thousands).

	Mortgage servicing fees	Asset management fees	Costs from RMC, net	Professional services	Other	Total
Three months ended
June 30, 2024	$41	118	72	374	17	$622
June 30, 2023	44	128	88	234	2	496
Change	$(3)	(10)	(16)	140	15	$126

Change

Decrease in secured loans principal - average daily balance	$(3)	—	—	—	—	$(3)
Decrease in members’ capital - average daily balance	—	(10)	—	—	—	(10)
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	2	—	—	2
Decrease in allocable expenses from RMC	—	—	(90)	—	—	(90)
RMC fees/costs reimbursements collected	—	—	72	—	—	72
Expanded legal services	—	—	—	61	—	61
Timing of services rendered	—	—	—	(16)	—	(16)
Independent contractors	—	—	—	23	—	23
Expanded audit services	—	—	—	52	—	52
Other	—	—	—	20	15	35
Change	$(3)	(10)	(16)	140	15	$126

Mortgage servicing fees

The decrease in mortgage servicing fees of approximately $3 thousand for the three months ended June 30, 2024 as compared to the same period in 2023 was due to a decrease in the average daily balance – secured loans of approximately $2.9 million at the annual mortgage servicing fee to RMC of 0.25%. The decrease in the average daily balance – secured loans was due to a reduction in members’ capital as members’ redemptions exceeded the purchase of DRIP units.

Asset Management Fees

The decrease in asset management fees of approximately $10 thousand was due to a decrease in the members’ capital base at year-end December 31, 2023 compared to year-end December 31, 2022. The decrease in the members' capital base is due in part to increased redemption requests and a decrease in loan payoffs largely attributable to the increase in interest rates. The asset management fee is determined based on the prior year end member’s capital base which is computed as the then fair value of the company’s loans plus working capital reserves less outstanding debt.

Costs from RMC, net

RMC is entitled to request reimbursement for operations expense incurred on behalf of RMI IX, including without limitation, RMC’s personnel and non-personnel costs incurred for qualifying business activities, including investor services, accounting, tax and data processing, postage and out-of-pocket general and administration expenses. In the three months ended June 30, 2024, RMC – at its sole discretion – collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income).

The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $115 thousand and $206 thousand in the three months ended June 30, 2024 and 2023, respectively. The reimbursement of costs from RMC waived was approximately $43 thousand and $118 thousand in the three months ended June 30, 2024 and 2023, respectively.

Professional Services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The increase in professional services of approximately $140 thousand for the three months ended June 30, 2024 compared to the same period in 2023 was due to increases in legal fees, audit fees and fees due to outside contractors, offset in part by the timing of services rendered. Costs for these professional services have been increasing – and are expected to continue to increase – as new accounting pronouncements are issued, the demands of regulatory compliance increase and the rate at which firms charge for their services increases.

Cash flows and liquidity

Cash flows by business activity for the six months ended June 30, 2024 and 2023 are presented in the following table ($ in thousands).

	2024	2023
Members’ capital
Earnings distributed to members, net of DRIP	$(1,089)	$(960)
Redemptions, net	(1,761)	(1,950)
O&O expenses repaid by RMC	18	28
Early withdrawal penalties	—	(1)
Cash – members’ capital, net	(2,832)	(2,883)

Borrowings
Line of credit borrowings (payments), net	7,847	(2,409)
Interest paid	(162)	(365)
Debt issuance costs paid	(66)	—
Promissory note received from related party	940	—
Promissory note repaid to related party	(940)	—
Promissory note received from third party	1,500	—
Promissory note repaid to third party	(1,500)	—
Unsecured borrowings received from related mortgage funds	2,500	—
Unsecured borrowings repaid to related mortgage fund	(1,200)	—
Cash – borrowings, net	8,919	(2,774)
Cash – members’ capital and borrowings, net	6,087	(5,657)

Loan principal/advances/interest
Loans funded & advances, net	(35,199)	(18,003)
Principal collected	19,340	22,097
Loans transferred from related mortgage funds	—	(3,393)
Loans transferred to related mortgage fund	—	857
Loans sold to non-affiliate	4,068	—
Interest received, net	2,794	3,553
Late fees	(27)	88
Promissory note funded to related mortgage fund	—	(3,300)
Promissory note repaid by related mortgage fund	2,800	—
Cash – loans, net	(6,224)	1,899

Formation loan collected	104	104

Operations expense	(1,398)	(1,270)

Net change in cash	$(1,431)	$(4,924)
Cash, end of period	$281	$131

Earnings distributed to members

To determine the amount of cash to be distributed in any month, the company relies in part on its forecast of full-year net income, which takes into account the difference between the forecasted net income for the remainder of the year and actual results in the year to date and the requirement to maintain a cash reserve. As of June 30, 2024, the difference between earnings allocated to members’ capital accounts and net income available to members was approximately $475 thousand, and is expected to be offset by future earnings in excess of net distributions in 2024.

In July 2024, members who had elected to participate in the DRIP were notified by a letter included with their June 2024 monthly statements that the DRIP was closed. As a result of this plan closure, members that previously did not receive quarterly income distributions because of their enrollment in the DRIP received income distribution checks for the quarter ending June 30, 2024 and will continue to receive quarterly income distributions thereafter.

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

Contractual obligations and commitments

At June 30, 2024, the company had no construction or rehabilitation loans outstanding, no loan commitments pending, and no off-balance sheet arrangements as such arrangements are not permitted by the Operating Agreement. Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report presents detailed discussion of the company’s contractual obligations to RMC.

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

Refer to Part II, Item 9A of the 2023 annual report on Form 10-K for a discussion of the material weakness existing as of December 31, 2023, which continued to exist as of June 30, 2024.

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

Changes to Internal Control Over Financial Reporting

Except for the actions taken under the Remediation Plan described above, there have not been any changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the manager’s or company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2024, the company is not involved in any legal proceedings or governmental proceedings other than those that would be considered part of the normal course of business. In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes or protect or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the company (i.e., exceeding ten percent of the company’s consolidated current assets).

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

As of June 30, 2024, the gross proceeds from sales of units to our members under our DRIP pursuant to the May 9, 2019 Form S-3 Registration Statement (after May 9, 2019) was approximately $10.0 million, which proceeds are used for general corporate operations. In July 2024, members who had elected to participate in the DRIP were notified that the DRIP was closed. See Note [7 – Subsequent Events].

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

The company is externally managed by RMC and has no officers or directors of its own and, thus, the company has no Rule 10b5-1 plan or other trading arrangements. There was no adoption, modification or termination of any Rule 10b5-1 plan or other trading arrangements by directors and officers of RMC during the quarter ended June 30, 2024.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: August 14, 2024	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer)