Form 10-Q
period 2024-09-30
Redwood Mortgage Investors IX
filed 2025-04-01
CIK 1448038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

2

REDWOOD MORTGAGE INVESTORS IX, LLC

3

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC

Balance Sheets

September 30, 2024 (unaudited) and December 31, 2023

($ in thousands)

	September 30,	December 31,
ASSETS	2024	2023
Cash, in banks	$3,169	$1,712
Loan payments in trust	68	28
Loans
Principal	70,011	62,916
Advances	50	2
Accrued interest	801	572
Prepaid interest	(82)	(107)
Loan balances secured by deeds of trust	70,780	63,383
Allowance for credit losses	(120)	(120)
Loan balances secured by deeds of trust, net	70,660	63,263
Debt issuance costs, net	49	7
Prepaid expenses	9	—
Promissory note from related mortgage fund (Note 3)	—	2,800
Other receivable	4	—
Total assets	$73,959	$67,810

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable and accrued liabilities	$225	$111
Payable to related mortgage fund (Note 3)	—	18
Payable to manager (Note 3)	44	57
Distribution and redemptions to members (Note 3)	—	15
Line of credit	10,000	2,153
Total liabilities	10,269	2,354

Commitments and contingencies (Note 6)

Members’ and manager’s capital, net	66,436	68,358
Receivable from manager (formation loan)	(2,746)	(2,902)
Members’ and manager’s capital, net of formation loan	63,690	65,456
Total liabilities and members’ capital	$73,959	$67,810

The accompanying notes are an integral part of these unaudited financial statements.

4

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Income

For the Three and Nine Months Ended September 30, 2024 and 2023 (unaudited)

($ in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Interest income	$1,972	$1,673	$5,077	$5,035
Interest expense	(254)	(159)	(471)	(530)
Net interest income	1,718	1,514	4,606	4,505
Late fees	6	7	13	18
Gain on sale, loans	—	8	24	8
Total revenue, net	1,724	1,529	4,643	4,531

Provision for credit losses	—	—	—	—

Operations expense
Mortgage servicing fees to Redwood Mortgage Corp.	47	44	128	135
Asset management fees to Redwood Mortgage Corp.	118	127	353	382
Costs from Redwood Mortgage Corp., net (Note 3)	78	98	240	267
Professional services	373	340	1,299	885
Other	1	2	23	8
Total operations expense	617	611	2,043	1,677
Net income	$1,107	$918	$2,600	$2,854

Net income
Members (99%)	$1,096	$909	$2,574	$2,826
Manager (1%)	11	9	26	28
	$1,107	$918	$2,600	$2,854

The accompanying notes are an integral part of these unaudited financial statements.

5

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Changes in Members’ and Manager’s Capital

For the Three Months Ended September 30, 2024 (unaudited)

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at June 30, 2024	$67,485	$82	$(603)	$66,964
Net income	1,096	11	—	1,107
Earnings distributed	(773)	(11)	—	(784)
Redemptions	(859)	—	—	(859)
Organization and offering expenses allocated	(60)	—	60	—
Organization and offering expenses repaid by RMC	—	—	8	8
Balance at September 30, 2024	$66,889	$82	$(535)	$66,436

For the Nine Months Ended September 30, 2024 (unaudited)

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at December 31, 2023	$69,018	$82	$(742)	$68,358
Net income	2,574	26	—	2,600
Earnings distributed	(2,358)	(26)	—	(2,384)
Earnings distributed/reinvested in DRIP	443	—	—	443
Redemptions	(2,606)	—	—	(2,606)
Organization and offering expenses allocated	(182)	—	182	—
Organization and offering expenses repaid by RMC	—	—	25	25
Balance at September 30, 2024	$66,889	$82	$(535)	$66,436

The accompanying notes are an integral part of these unaudited financial statements.

6

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Changes in Members’ and Manager’s Capital

For the Three Months Ended September 30, 2023 (unaudited)

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at June 30, 2023	$70,601	$81	$(887)	$69,795
Net income	909	9	—	918
Earnings distributed	(866)	(9)	—	(875)
Earnings distributed/reinvested (DRIP)	356	—	—	356
Redemptions	(1,317)	—	—	(1,317)
Organization and offering expenses allocated	(63)	—	63	—
Organization and offering expenses repaid by RMC	—	—	11	11
Balance at September 30, 2023	$69,620	$81	$(813)	$68,888

For the Nine Months Ended September 30, 2023 (unaudited)

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at December 31, 2022	$71,730	$82	$(1,045)	$70,767
Adoption of ASC 326	(6)	(1)	—	(7)
Balance at January 1, 2023	71,724	81	(1,045)	70,760
Net income	2,826	28	—	2,854
Earnings distributed	(2,638)	(28)	—	(2,666)
Earnings distributed/reinvested (DRIP)	1,169	—	—	1,169
Redemptions	(3,268)	—	—	(3,268)
Organization and offering expenses allocated	(193)	—	193	—
Organization and offering expenses repaid by RMC	—	—	39	39
Balance at September 30, 2023	$69,620	$81	$(813)	$68,888

The accompanying notes are an integral part of these unaudited financial statements.

7

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Nine Months Ended September 30, 2024 and 2023 (unaudited)

($ in thousands)

	Nine Months Ended September 30,
	2024	2023
Operations
Interest income received	$4,798	$4,948
Interest expense paid	(409)	(528)
Late fees and other loan income	(26)	60
Operations expense	(2,011)	(1,892)
Total cash provided by operations	2,352	2,588
Investing
Loans funded	(36,501)	(22,983)
Principal collected	25,386	28,033
Loans transferred from related mortgage funds	—	(3,393)
Loans transferred to related mortgage fund	—	1,142
Proceeds from loans sold to non-affiliate, net	4,068	1,011
Advances made	(48)	—
Promissory note funded to related mortgage fund	—	(3,300)
Promissory note repaid by related mortgage fund	2,800	500
Total cash (used in) investing	(4,295)	1,010
Financing
Members’ and manager's capital
Distributions to members and manager
Earnings distributed, net of DRIP	(1,942)	(1,500)
Redemptions, net of early withdrawal penalties (Note 3)	(2,620)	(3,267)
Total distributions to members and manager	(4,562)	(4,767)
Organization and offering expenses repaid by RMC, net	25	38
Early withdrawal penalties	—	(1)
Cash (used in) members’ and manager’s capital	(4,537)	(4,730)
Promissory note received from related parties	940	—
Promissory note repaid to related parties	(940)	—
Promissory note received from third party	1,500	—
Promissory note repaid to third party	(1,500)	—
Line of credit
Advances	23,250	2,466
Repayments	(15,403)	(6,409)
Debt issuance costs	(66)	—
Cash provided by (used in) line of credit	7,781	(3,943)
Unsecured borrowings received from manager and related mortgage funds	2,550	—
Unsecured borrowings repaid to manager and related mortgage funds	(2,550)	—
Formation loan collected	156	156
Total cash provided by (used in) financing	3,400	(8,517)
Net increase (decrease) in cash	1,457	(4,919)
Cash, beginning of period	1,712	5,055
Cash, end of period	$3,169	$136

Non-cash investing activities for the nine months ended September 30, 2024 and 2023 include four loans transferred to held for sale of approximately $4.0 million and one loan transferred to held for sale of approximately $500 thousand, respectively. The four loans transferred in 2024 were sold to an unaffiliated bank on May 31, 2024 for the amount owed on the related note plus a premium, resulting in a gain of approximately $24 thousand. The loan transferred in 2023 was sold to an unaffiliated bank on October 20, 2023 for the amount owed on the related note plus a premium, resulting in a gain of approximately $1 thousand.

Non-cash financing activities for the nine months ended September 30, 2024 and 2023 include earnings distributed to the dividend reinvestment plan of $443 thousand and $1.2 million, respectively.

The accompanying notes are an integral part of these unaudited financial statements.

8

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Nine Months Ended September 30, 2024 and 2023 (unaudited)

($ in thousands)

	Nine Months Ended September 30,
Reconciliation of net income to total cash provided by operations	2024	2023
Net income	$2,600	$2,854
Adjustments to reconcile net income to total cash provided by operations
Gain on sale, loans	(24)	(8)
Amortization of debt issuance costs	23	21
Change in operating assets and liabilities
Loan payments in trust	(39)	42
Accrued interest	(254)	(22)
Prepaid interest	(25)	(65)
Prepaid expenses	(9)	(6)
Other receivable	(4)	—
Accounts payable and accrued liabilities	115	(28)
Payable to related parties	(31)	(200)
Total adjustments	(248)	(266)
Total cash provided by operations	$2,352	$2,588

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2024 (unaudited)

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

•
RMC is solely responsible for managing the business and affairs of RMI IX, subject to the voting rights of the members on specified matters. The manager acting alone has the power and authority to act for and bind the company.
•
RMC provides personnel and services necessary for RMI IX to conduct its business as the company has no employees of its own.
•
The mortgage loans the company funds and invests in are arranged and generally are serviced by RMC.

In the opinion of management of RMC, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly and accurately the financial information included therein. These unaudited financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission ("SEC"). The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results to be expected for the full year.

The rights, duties and powers of the members and manager are governed by the Ninth Amended and Restated Limited Liability Company Operating Agreement of RMI IX (the “Operating Agreement”), as amended, the Delaware Limited Liability Company Act and the California Revised Uniform Limited Liability Company Act.

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

Federal and state income taxes are the obligation of the members, other than the annual California franchise tax and the California LLC gross receipts tax. The tax basis in the net assets differs from book basis by the amount of the allowance for credit losses.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2024 (unaudited)

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

Cash available for distributions is disbursed at the end of each calendar month. The manager’s allocable share of cash available for distribution is also distributed not more frequently than cash distributions to members.

Distribution reinvestment plan (DRIP), closed July 2024

The distribution reinvestment plan (“DRIP”) provision of the Operating Agreement permitted members to elect to have all or a portion of their monthly distributions reinvested in the purchase of additional units. Cash available for distributions allocable to members who had elected to participate in the DRIP was distributed and reinvested in units at each month end. In July 2024, members who had elected to participate in the DRIP were notified by a letter included with their June 2024 monthly statements that the DRIP was closed. As a result of this plan closure, members that previously did not receive quarterly income distributions because of their enrollment in the DRIP received income distribution checks for the quarter ended September 30, 2024 and will continue to receive quarterly income distributions thereafter to the extent of cash available for distribution.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2024 (unaudited)

Pursuant to the Operating Agreement, eligible redemption requests are to be honored in the following order of priority:

•
first, to redemptions upon the death of a member, subject to a cap of $100 thousand per quarter for each deceased member’s account; and
•
next, to all other eligible redemption requests on a pro rata basis.

Pursuant to the Operating Agreement, the company will not, in any calendar year, redeem more than five percent (5%) and in any calendar quarter one and one-quarter percent (1.25%) of the weighted average number of units outstanding during the twelve (12) month period immediately prior to the date of the redemption; however, the manager may, but is not required to, waive this limitation if it deems it in the best interest of the company. In the event unit withdrawal requests exceed 5% in any calendar year, and are held by the company, units will be redeemed in the order of priority provided in the Operating Agreement. The manager may, in its sole discretion, waive any applicable holding periods or penalties in the event of the death of a member or other exigent circumstances or if the manager believes such waiver is in the best interests of the company. The manager has no present intention to exercise its discretionary power to waive or modify the enforcement of the redemption limitations in the foreseeable future.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2024 (unaudited)

Management has the requisite familiarity with the markets it lends in generally and of the properties lent on specifically to analyze sales-comparables and assess their suitability/applicability. Management is acquainted with market participants – investors, developers, brokers, and lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability. These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties, both on and off the market, that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2024 (unaudited)

Loans with a payment in arrears (i.e., non-performing loans) continue to recognize interest income as long as the loan is in the process of collection with the borrower and the loan balance (i.e., the sum of the unpaid principal, advances and accrued interest) is considered to be well-secured. Loans are placed on non-accrual status if management determines that the primary source of repayment will come from the acquisition by foreclosure or acquisition by deed in lieu of foreclosure and subsequent sale of the collateral securing the loan (e.g., a notice of sale is filed and/or when a borrower files for bankruptcy) or when the loan balance is no longer considered well-secured (i.e., the LTV for the loan based on the estimated net realizable value of the collateral and the total principal, advances and accrued interest (at the note rate) is at or greater than eighty percent (80%), seventy-five percent (75%) for lands outside of metropolitan areas) and the borrower has payments in arrears. When a loan is placed on non-accrual status, the accrual of interest is discontinued – beginning with the then current month – for accounting purposes only; previously recorded interest is not reversed. A loan may return to accrual status when all delinquent loan payments are cured and the loan becomes current in accordance with the terms of the loan agreement and the loan balance is considered well collateralized.

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

September 30, 2024 (unaudited)

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

September 30, 2024 (unaudited)

NOTE 3 – MANAGER AND OTHER RELATED PARTIES

The Operating Agreement provides for compensation to the manager and for the reimbursement of qualifying costs as detailed below. RMC is entitled to 1% of the net income or loss of the company. RMC – at its sole discretion – collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income), which increased the net income, cash available for distribution, and the net-distribution rate. The cost-reimbursement waivers in the three and nine months ended September 30, 2024 and 2023, by RMC were not made for the purpose of providing RMI IX with sufficient funds to satisfy any required level of distributions, as the Operating Agreement has no such required level of distributions, nor to meet withdrawal requests.

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

The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $131 thousand and $188 thousand in the three months ended September 30, 2024 and 2023, respectively, and $402 thousand and $606 thousand in the nine months ended September 30, 2024 and 2023, respectively. The reimbursement of costs waived by RMC was approximately $53 thousand and $90 thousand in the three months ended September 30, 2024 and 2023, respectively, and $162 thousand and $339 thousand in the nine months ended September 30, 2024 and 2023, respectively.

Loan administrative fees

The manager is entitled to receive a loan administrative fee of up to one percent (1%) of the principal amount of each new loan funded or acquired for services rendered in connection with the selection and underwriting of loans payable upon the closing or acquisition of each loan. Since August 2015, RMC, in its sole discretion, has waived loan administrative fees on new originations. The total amount of loan administrative fees waived was approximately $13 thousand and $56 thousand in the three months ended September 30, 2024 and 2023, respectively, and $365 thousand and $236 thousand in the nine months ended September 30, 2024 and 2023, respectively.

Formation loan

Commissions for unit sales to new members paid to broker-dealers (“B/D sales commissions”) and premiums paid to certain investors upon the purchase of units were paid by RMC and were not paid directly by RMI IX out of unit-sales proceeds. Instead, RMI IX advanced to RMC amounts sufficient to pay the B/D sales commissions and premiums to be paid to investors. Such advances in total were not to exceed seven percent (7%) of offering proceeds, and when offerings of units to new members ended on April 30, 2019 totaled approximately $5.6 million. The receivable arising from the advances is unsecured and non-interest bearing and is referred to as the “formation loan”.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2024 (unaudited)

Formation loan transactions for the nine months ended September 30 are presented in the following table ($ in thousands).

	2024	2023
Balance, January 1	$2,902	$3,110
Payments received from RMC	(156)	(156)
Balance, September 30	$2,746	$2,954

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

Redemptions of members’ capital

Redemptions of members’ capital for the three and nine months ended September 30 are presented in the following table ($ in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
Redemptions	2024	2023	2024	2023
Without penalty	$859	$1,315	$2,605	$3,244
With penalty	—	2	1	24
Total	$859	$1,317	$2,606	$3,268
Early withdrawal penalties	$—	$—	$—	$1

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

Redemption requests unpaid at September 30, 2024 approximated $20.8 million, of which,

•
$16.6 million were received at or prior to June 30, 2024; and
•
$4.2 million were received in the quarter ended September 30, 2024 (and will be eligible at December 31, 2024).

Pursuant to the Operating Agreement, in the event that redemption requests in excess of the foregoing limitations are received by the manager, eligible redemption requests are to be honored in the following order of priority:

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

The O&O expenses incurred by RMI IX are allocated to the members as follows – for each of forty (40) calendar quarters or portion thereof after December 31, 2015 that a member holds units (other than DRIP units), the O&O expenses incurred by RMI IX are allocated to and debited from that member’s capital account in an annual amount equal to 0.45% of the member’s original purchase price for those units, in equal quarterly installments of 0.1125% each commencing with the later of the first calendar quarter of 2016 or the first full calendar quarter after a member’s purchase of units, and continuing through forty (40) calendar quarters or the quarter in which such units are redeemed.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2024 (unaudited)

Unallocated O&O transactions for the nine months ended September 30 are summarized in the following table ($ in thousands).

	2024	2023
Balance, January 1	$742	$1,045
O&O expenses allocated	(182)	(193)
O&O expenses paid by RMC(1)	(25)	(39)
Balance, September 30	$535	$813

(1)
Per the Operating Agreement, RMC is obligated to repay RMI IX for the amount of unallocated O&O expenses attributed to a member’s capital account if the member redeems prior to the 40 quarterly allocations. RMC estimated its future obligation to repay unallocated O&O expenses on scheduled redemptions as of September 30, 2024, to be approximately $8 thousand.

Other related party transactions

-
Payable to/receivable from related parties

From time to time, in the normal course of business operations, the company may have payables to and/or receivables from related parties. At September 30, 2024, the payable to related parties balance of approximately $44 thousand consisted of accounts payable of approximately $44 thousand to the manager.

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

In the nine months ended September 30, 2023, related mortgage funds transferred to RMI IX four loans with aggregate principal of approximately $3.4 million in-full at par value, which approximates fair value. RMI IX paid cash for the loans and the related mortgage fund has no continuing obligation or involvement with the loans. No loans were transferred from related mortgage funds in the nine months ended September 30, 2024.

In the nine months ended September 30, 2023, RMI IX transferred to a related mortgage fund three loans with aggregate principal of approximately $1.1 million in-full at par value, which approximates fair value. The related mortgage funds paid cash for the loans and RMI IX has no continuing obligation or involvement with the loans. No loans were transferred to related mortgage funds in the nine months ended September 30, 2024.

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

In May 2024, RMI IX borrowed a total of $940 thousand from related mortgage funds and the manager pursuant to a series of secured promissory notes issued by RMI IX to the applicable affiliates (the “May Notes”). Each of the May Notes was secured by the applicable affiliate’s pro rata share (based upon relative principal advanced) of all proceeds payable to RMI IX under a single mortgage loan in the principal amount of $9.1 million with a contractual maturity date of June 1, 2027. The maturity dates for each of the May Notes was July 15, 2024. All obligations of RMI IX under the May Notes were satisfied in full on May 31, 2024.

In June 2024, RMI IX borrowed a total of $2.5 million from related mortgage funds pursuant to two unsecured promissory notes issued by RMI IX to the applicable affiliates (the “June Notes”). The loans evidenced by the June Notes were unsecured obligations of RMI IX with a contractual maturity date of August 12, 2024. All obligations of RMI IX under the June Notes were satisfied in full by September 2024.

In August 2024, RMI IX borrowed a total of $50 thousand from the manager pursuant to one unsecured promissory note issued by RMI IX to RMC. The loan evidenced by the promissory note was an unsecured obligation of RMI IX with a contractual maturity date of September 30, 2024. All obligations of RMI IX under the promissory note were satisfied in full by September 2024.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2024 (unaudited)

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

The company’s loans are secured by real estate in coastal California metropolitan areas. The portfolio segments are first and second trust deeds mortgages and the key credit quality indicator is the LTV. First mortgages are predominant, but second lien deeds of trust are not infrequent nor insignificant. First-mortgage loans comprised 86% of the portfolio at September 30, 2024 (83% at December 31, 2023).

Secured loans unpaid principal balance (principal)

Secured loan transactions for the three and nine months ended September 30, 2024 are summarized in the following table ($ in thousands).

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Total	First Trust Deeds	Second Trust Deeds	Total	First Trust Deeds	Second Trust Deeds
Principal, beginning of period(1)	$74,752	$64,605	$10,147	$62,916	$52,263	$10,653
Loans funded	1,307	1,307	—	36,501	35,213	1,288
Principal collected	(6,048)	(6,030)	(18)	(25,388)	(23,576)	(1,812)
Loans sold to non-affiliate	—	—	—	(4,018)	(4,018)	—
Principal, end of period	$70,011	$59,882	$10,129	$70,011	$59,882	$10,129

(1)
Includes principal collected and held in trust at September 30, 2024 of approximately $5 thousand, offset by principal collected and held in trust at December 31, 2023 of approximately $3 thousand which was disbursed to the company in January 2024.

During the three and nine months ended September 30, 2024, the company renewed one and seven maturing (or matured) loans with aggregate principal of approximately $1.4 million and $19.0 million, respectively, which are not included in the activity shown in the table above. The loans have an average extension period of approximately three and seven months, respectively, and were current and deemed well collateralized (i.e., the current LTV for the collateral was within lending guidelines as discussed in Note 2 to these financial statements). Interest rates charged to borrowers may be adjusted in conjunction with the loan extensions to reflect current market conditions (in the nine months ended September 30, 2024, two extensions included a rate increase).

In the three and nine months ended September 30, 2024, zero and four loans with principal of zero and approximately $4.0 million were sold to an unaffiliated third party, respectively. The company recognized a gain of zero and approximately $24 thousand, net of a commission, respectively.

As of September 30, 2024, there were no commitments to lend outstanding and no construction or rehabilitation loans outstanding.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2024 (unaudited)

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	September 30,	December 31,
	2024	2023
Number of secured loans	44	47
First trust deeds	31	34
Second trust deeds	13	13

Secured loans – principal	$70,011	$62,916
First trust deeds	$59,882	$52,263
Second trust deeds	$10,129	$10,653

Secured loans – lowest interest rate (fixed)	7.3%	7.3%
Secured loans – highest interest rate (fixed)	12.9%	11.8%

Average secured loan – principal	$1,591	$1,339
Average principal as percent of total principal	2.3%	2.1%
Average principal as percent of members’ and manager’s capital, net	2.4%	2.0%
Average principal as percent of total assets	2.2%	2.0%

Largest secured loan – principal	$8,686	$6,200
Largest principal as percent of total principal	12.4%	9.9%
Largest principal as percent of members’ and manager’s capital, net	13.1%	9.1%
Largest principal as percent of total assets	11.7%	9.1%

Smallest secured loan – principal	$185	$185
Smallest principal as percent of total principal	0.3%	0.3%
Smallest principal as percent of members’ and manager’s capital, net	0.3%	0.3%
Smallest principal as percent of total assets	0.3%	0.3%

Number of California counties where security is located	13	16
Largest percentage of principal in one California county	19.3%	21.7%

Number of secured loans with prepaid interest	2	2
Prepaid interest	$82	$107

As of September 30, 2024, 26 loans with principal of approximately $51.6 million provide for monthly payments of interest only, with the principal due at maturity, and 18 loans with principal of approximately $18.4 million (representing 26% of the aggregate principal of the company’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal due at maturity.

As of September 30, 2024, RMI IX’s largest loan with principal of $8.7 million, has an LTV at origination (OLTV) of 70%, and is in first lien position. The loan is secured by a commercial condo building located in Los Angeles County, with an interest rate of 10.50% and is scheduled to mature on June 1, 2027.

As of September 30, 2024, there were 13 loans in second lien position. The aggregate principal of these loans is approximately $10.1 million and the weighted average OLTV is 56%. All but two loans in second lien position were performing as of September 30, 2024. One delinquent loan has principal outstanding of $760 thousand (OLTV 70%), is secured by an industrial property located in Santa Clara County, California, bears an interest rate of 8.88% and matured on August 1, 2023. The borrower included this note/debt in a bankruptcy estate in December 2023 (notification received in March 2024) and continues to make monthly payments. The other delinquent loan has principal outstanding of $1.6 million (OLTV 45%), is secured by an industrial property located in Orange County, California, bears an interest rate of 11.00% and matured on April 1, 2024.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2024 (unaudited)

Lien position/OLTV

At funding, secured loans had the lien positions presented in the following table ($ in thousands).

	September 30, 2024			December 31, 2023
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds(2)	31	$59,882	86%	34	$52,263	83%
Second trust deeds	13	10,129	14	13	10,653	17
Total principal, secured loans	44	70,011	100%	47	62,916	100%
Liens due other lenders at loan closing		30,470			26,644
Total debt		$100,481			$89,560
Appraised property value at loan closing		$181,821			$177,310
OLTV (weighted average)		59.3%			54.6%

(2)
One loan with principal of approximately $2.0 million has an OLTV of 108%. The loan agreement was executed by an individual with extensive real estate holdings and substantial financial resources. The loan matured July 1, 2024 (extended from May 1, 2024).

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

Secured loans, principal by OLTV and lien position at September 30, 2024 are presented in the following table ($ in thousands).

	Secured loans, principal
OLTV(3)	First trust deeds	Percent	Count	Second trust deeds	Percent	Count	Total principal	Percent
<40%	$7,551	10.7%	6	$1,028	1.5%	2	$8,579	12.2%
40-49%	8,285	11.8	4	3,500	5.0	2	11,785	16.8
50-59%	6,707	9.6	3	337	0.5	1	7,044	10.1
60-69%	26,718	38.2	14	1,542	2.2	2	28,260	40.4
Subtotal <70%	49,261	70.3	27	6,407	9.2	7	55,668	79.5

70-79%	8,621	12.3	3	3,722	5.3	6	12,343	17.6
Subtotal <80%	57,882	82.6	30	10,129	14.5	13	68,011	97.1

≥80%	2,000	2.9	1	—	0.0	—	2,000	2.9

Total	$59,882	85.5%	31	$10,129	14.5%	13	$70,011	100.0%

(3)
LTV classifications in the table above are based on principal, advances and interest unpaid at September 30, 2024.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2024 (unaudited)

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	September 30, 2024			December 31, 2023
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(4)	19	$22,849	33%	21	$21,786	35%
Commercial
Office	3	5,725	8	3	5,725	9
Retail	4	4,914	7	6	9,948	15
Industrial	7	12,601	18	8	13,353	22
Commercial – Other	5	15,555	22	3	2,377	4
Commercial Total	19	38,795	55	20	31,403	50
Multi-family	6	8,367	12	5	8,227	13
Land	—	—	—	1	1,500	2
Total principal, secured loans	44	$70,011	100%	47	$62,916	100%

(4)
Single family includes 1-4 unit residential buildings, condominium units, townhouses and condominium complexes. At September 30, 2024, single family consists of 7 loans with aggregate principal of approximately $4.7 million that are owner occupied and 12 loans with principal of approximately $18.1 million that are non-owner occupied. At December 31, 2023, single family consisted of six loans with aggregate principal of approximately $3.3 million that are owner occupied and 15 loans with principal of approximately $18.5 million that are non-owner occupied.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2024 (unaudited)

Distribution of secured loans - principal by California counties

The distribution of secured loans within California by counties is presented in the following table ($ in thousands).

	September 30, 2024		December 31, 2023
	Principal	Percent	Principal	Percent
San Francisco Bay Area(5)
San Francisco	$13,536	19.3%	$13,662	21.7%
San Mateo	13,108	18.7	4,832	7.7
Santa Clara	9,078	13.0	10,143	16.1
Alameda	6,758	9.6	3,925	6.2
Contra Costa	900	1.3	—	0.0
Napa	636	0.9	640	1.0
Solano	185	0.3	185	0.3
Marin	400	0.6	400	0.7
	44,601	63.7	33,787	53.7
Other Northern California
Placer	—	0.0	1,967	3.1
San Joaquin	—	0.0	750	1.2
Butte	1,203	1.7	1,203	1.9
Sacramento	—	0.0	551	0.9
	1,203	1.7	4,471	7.1
Northern California Total	45,804	65.4	38,258	60.8

Southern California Coastal
Los Angeles	11,117	15.9	4,058	6.5
Orange	3,906	5.6	7,177	11.4
San Diego	7,284	10.4	8,325	13.2
	22,307	31.9	19,560	31.1
Other Southern California – Riverside
Riverside	1,900	2.7	1,900	3.0
Ventura	—	0.0	3,198	5.1
	1,900	2.7	5,098	8.1
Southern California Total	24,207	34.6	24,658	39.2
Total principal, secured loans	$70,011	100.0%	$62,916	100.0%

(5)
Includes Silicon Valley

Scheduled maturities/Secured loans - principal

Secured loans scheduled to mature in periods as of and after September 30, 2024 , are presented in the following table ($ in thousands).

	First Trust Deeds		Second Trust Deeds		Total
	Loans	Principal	Loans	Principal	Loans	Principal	Percent
2024	5	$7,433	2	$1,863	7	$9,296	13%
2025	12	24,819	5	4,648	17	29,467	42
2026	3	1,084	3	780	6	1,864	3
2027	3	9,998	—	—	3	9,998	14
Thereafter	5	6,463	1	478	6	6,941	10
Total scheduled maturities	28	49,797	11	7,769	39	57,566	82
Matured(6)	3	10,085	2	2,360	5	12,445	18
Total principal, secured loans	31	$59,882	13	$10,129	44	$70,011	100%

(6)
See Delinquency/Secured loans with payments in arrears below for additional information on matured loans.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2024 (unaudited)

Scheduled maturities are presented based on the most recent in-effect agreement with the borrower, including forbearance agreements, if any. As a result, matured loans at September 30, 2024, for the scheduled maturities table above may differ from the same captions in the tables of delinquencies and payment in arrears presented below that do not consider forbearance agreements. For matured loans, the company may continue to accept payments while pursuing collection of principal or while negotiating an extension of the maturity date. Loans are written without a prepayment penalty causing an uncertainty/a lack of predictability as to the expected duration versus the scheduled maturity.

Delinquency/Secured loans

Secured loans principal summarized by payment-delinquency status are presented in the following table ($ in thousands).

	September 30, 2024		December 31, 2023
	Loans	Principal	Loans	Principal
Current	37	$55,617	39	$50,861
Past Due
30-89 days	1	959	2	1,165
90-179 days	2	5,145	3	7,483
180 or more days	4	8,290	3	3,407
Total past due	7	14,394	8	12,055
Total principal, secured loans	44	$70,011	47	$62,916

At September 30, 2024 and December 31, 2023, there was one loan with a forbearance agreement in effect with principal of $990 thousand, included in the table above as 180 or more days delinquent. Five loans past due at September 30, 2024, were in first lien position and had principal payments in arrears of approximately $10.0 million. Two loans past due at September 30, 2024, were in second lien position and had principal payments in arrears of approximately $2.4 million.

Delinquency/Secured loans with payments in arrears

Secured loans with payments in arrears (seven loans), principal by OLTV and lien position at September 30, 2024 are presented in the following table ($ in thousands).

	Secured loans with payments in arrears, principal
OLTV(7)	First trust deeds	Percent(8)	Second trust deeds	Percent(8)	Total principal	Percent(8)
<40%	$3,145	4.5%	$—	0.0%	$3,145	4.5%
40-49%	—	0.0	1,600	2.3	1,600	2.3
50-59%	—	0.0	—	0.0	—	0.0
60-69%	5,930	8.5	—	0.0	5,930	8.5
Subtotal <70%	9,075	13.0	1,600	2.3	10,675	15.3

70-79%	959	1.4	760	1.1	1,719	2.5
Subtotal <80%	10,034	14.4	2,360	3.4	12,394	17.8

≥80%	2,000	2.9	—	0.0	2,000	2.9

Total	$12,034	17.3%	$2,360	3.4%	$14,394	20.7%

(7)
LTV classifications in the table above are based on principal, advances and interest unpaid at September 30, 2024.
(8)
Percent of total principal, secured loans ($70.0 million) at September 30, 2024.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2024 (unaudited)

Payments in arrears for secured loans at September 30, 2024 are presented in the following tables ($ in thousands).

	Loans		Principal		Interest(9)
At September 30, 2024	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	—	1	$—	$1	$—	$7	$8
90-179 days (4-6 payments)	2	—	5,145	—	—	—	5,145
180 or more days (more than 6 payments)	3	1	7,300	—	267	48	7,615
Total past due	5	2	$12,445	$1	$267	$55	$12,768

(9)
September 2024 interest is due October 1, 2024 and is not included in the payments in arrears at September 30, 2024.

Matured loans, principal by OLTV and lien position at September 30, 2024 are presented in the following table ($ in thousands).

	Secured loans past maturity, principal
OLTV(10)	First trust deeds	Percent(11)	Second trust deeds	Percent(11)	Total principal	Percent(11)
<40%	$3,145	4.5%	$—	0.0%	$3,145	4.5%
40-49%	—	0.0	1,600	2.3	1,600	2.3
50-59%	—	0.0	—	0.0	—	0.0
60-69%	4,940	7.1	—	0.0	4,940	7.1
Subtotal <70%	8,085	11.6	1,600	2.3	9,685	13.9

70-79%	—	0.0	760	1.1	760	1.1
Subtotal <80%	8,085	11.6	2,360	3.4	10,445	15.0

≥80%	2,000	2.9	—	0.0	2,000	2.9

Total	$10,085	14.5%	$2,360	3.4%	$12,445	17.9%

(10)
LTV classifications in the table above are based on principal, advances and interest unpaid at September 30, 2024.
(11)
Percent of total principal of secured loans (totaling $70.0 million) at September 30, 2024.

Non-accrual status/Secured loans

Secured loans in non-accrual status are summarized in the following table ($ in thousands).

	September 30, 2024	December 31, 2023
Number of loans	3	none
Principal	$2,709
Advances	36
Accrued interest(12)	75
Total recorded investment	$2,820
Foregone interest	$14

(12)
Accrued interest in the table above is the amount of interest accrued prior to the loan being placed on non-accrual status, net of any payments received while in non-accrual status. As of September 30, 2024, interest income of $112 thousand was recognized for loans in non-accrual status in 2024.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2024 (unaudited)

Provision/allowance for credit losses

Activity in the allowance for credit losses for the nine months ended September 30 are presented in the following table ($ in thousands).

	2024			2023
	Principal and Advances	Interest	Total	Principal and Advances	Interest	Total
Balance, December 31	$60	$60	$120	$30	$25	$55
Adoption of ASC 326 (CECL)	—	—	—	30	35	65
Balance, January 1	60	60	120	60	60	120
Provision for (Recovery of) loan losses	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—
Balance, September 30	$60	$60	$120	$60	$60	$120

Each secured loan is reviewed quarterly for its delinquency, LTV adjusted for the most recent valuation of the underlying collateral, remaining term to maturity, borrower’s payment history and other factors.

Secured loans count, principal and weighted average OLTV at September 30, 2024 and the projected year-end count, principal and weighted average OLTV based on contractual maturities (by lien position) are presented in the following table ($ in thousands). This does not include any forward period extensions, renewals or modifications that the company may undertake at its discretion, which could extend the contractual maturities into future years.

				First Trust Deeds			Second Trust Deeds
	Loans	Principal	OLTV	Loans	Principal	OLTV	Loans	Principal	OLTV
September 30, 2024	44	$70,011	59.3%	31	$59,882	59.9%	13	$10,129	55.8%

December 31,
2024	32	48,270	57.9	23	42,364	58.6	9	5,906	53.2
2025	15	18,803	58.5	11	17,545	59.3	4	1,258	46.7
2026	9	16,939	60.0	8	16,461	61.0	1	478	24.7
2027	6	6,941	50.5	5	6,463	52.4	1	478	24.7
2028	5	6,331	51.2	4	5,853	53.4	1	478	24.7
2033	2	687	27.9	1	209	35.4	1	478	24.7
2035	1	478	24.7	—	—	0.0	1	478	24.7
2039	—	—	0.0	—	—	0.0	—	—	0.0

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2024 (unaudited)

The following methods and assumptions are used to determine the fair value of the collateral securing a loan.

Single family — Management’s preferred method for determining the fair market value of its single-family residential assets is the sale comparison method. Management primarily obtains sales comparables (comps) via its subscription to the RealQuest service, but also uses free online services such as Zillow.com and other available resources to supplement this data. Sale comps are reviewed and adjusted for similarity to the subject property, examining features such as proximity to subject, number of bedrooms and bathrooms, square footage, sale date, condition and year built.

If applicable sale comps are not available or deemed unreliable, management will seek additional information in the form of brokers’ opinions of value or appraisals.

Multi-family residential — Management’s preferred method for determining the aggregate retail value of its multifamily units is the sale comparison method. Sale comps are typically provided in appraisals, or by realtors who specialize in multi-family residential properties. Sales comps are reviewed for similarity to the subject property, examining features such as proximity to subject, rental income, number of units, composition of units by the number of bedrooms and bathrooms, square footage, condition, amenities and year built.

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

Commercial — Management’s preferred method for determining the fair value of its commercial buildings is the sale comparison method. Sale comps are typically provided in appraisals, or by realtors who specialize in commercial properties. Sale comps are reviewed for similarity to the subject property, examining features such as proximity to subject, rental income, number of units, composition of units, common areas, and year built.

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

Commercial land — Commercial land has many variations/uses, thus requiring management to employ a variety of methods depending upon the unique characteristics of the subject land, including a determination of its highest and best use. Management may rely on information in the form of a sale comparison analysis (where adequate sale comps are available), brokers’ opinion of value, or appraisal.

NOTE 5 – LINE OF CREDIT

Activity involving the line of credit during the nine months ended September 30 is presented in the following table ($ in thousands).

	2024	2023
Balance, January 1	$2,153	$9,900
Draws	23,250	2,466
Repayments	(15,403)	(6,409)
Balance, September 30	$10,000	$5,957
Line of credit – average daily balance	$6,121	$8,250

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2024 (unaudited)

In March 2020, RMI IX entered into a revolving line of credit and term loan agreement with Western Alliance Bank (“WAB”) which is governed by the terms of the Business Loan Agreement between WAB and the company (“original credit agreement”), as amended and modified by the First Loan Modification Agreement made effective March 4, 2022 (the “2022 modification agreement” and together with the original credit agreement, the “2022 credit agreement”). Effective March 13, 2024, with the maturity of the 2022 credit agreement, WAB and the company entered into another extension and modification agreement (the “2024 modification agreement” and together with the original credit agreement, the “2024 credit agreement”). Advances on the line of credit are to be used exclusively to fund secured loans.

Under the terms of the 2024 credit agreement, RMI IX can borrow up to a maximum principal of $10 million pursuant to a line of credit subject to a borrowing base calculation set forth in the 2024 credit agreement and the amounts advanced are secured by a first priority security interest in the notes and deeds of trust of the pledged loans in the borrowing base. The maturity date of the 2024 credit agreement is March 13, 2026, when all amounts outstanding become due. For a fee of one-quarter of one percent (0.25%), RMI IX has the option prior to maturity date to convert the then outstanding principal balance under the 2024 credit agreement to a two-year term loan maturing in March 2028.

Interest on the outstanding principal is payable monthly and accrues at the annual rate that is the greater of: (i) the one-month Term SOFR Reference Rate (‘Term SOFR’) plus three and one-half percent (3.5%) and (ii) six percent (6.0%).

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

If the company does not maintain the required compensating balance with a minimum daily average of $1.0 million for the calendar quarter, the interest rate automatically increases by one-quarter of one percent (0.25%) above that rate which would otherwise be applicable for the next calendar quarter retroactive to the beginning of the calendar quarter in which the compensating balance is not maintained. At September 30, 2024, the interest rate was eight seventy five one-hundredths percent (8.75%).

For each calendar quarter during which the aggregate average daily outstanding principal is less than fifty percent (50%) of the maximum principal of $10 million, there is a quarterly unused line fee equal to one-half of one percent (0.50%) per annum of the average daily difference between the average principal outstanding and fifty percent (50%) of the maximum principal of $10 million.

The fair value of the balance on the line of credit is deemed to approximate the recorded amount as the interest rate and the other terms and conditions, including the two-year term, of the 2024 credit agreements, is reflective of market rate terms (Level 2 inputs).

The debt issuance costs of approximately $66 thousand from the 2024 modification agreement are being amortized on a straight line basis over the two-year term. Amortized debt issuance costs included in interest expense approximated $8 thousand and $7 thousand for the three months ended September 30, 2024 and 2023, respectively, and $24 thousand and $21 thousand for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

Commitments

Note 3 (Manager and Other Related Parties) presents a detailed discussion of the company’s contractual obligations to RMC and scheduled redemptions of members’ capital at September 30, 2024.

Legal proceedings

As of September 30, 2024, the company was not involved in any legal proceedings or governmental proceedings other than those that would be considered part of the normal course of business as discussed below and no such legal proceedings were terminated during the nine months ended September 30, 2024.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2024 (unaudited)

In the normal course of business, the company may become involved in legal proceedings (such as bankruptcy proceedings, judicial foreclosures, appointment of receivers, assignment of rents, unlawful detainers, etc.) to collect the debt owed under the promissory notes, to enforce the provisions of the deeds of trust, to protect its interest in the real property subject to the deeds of trust and to resolve disputes with borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the net income or balance sheet of the company.

NOTE 7 – SUBSEQUENT EVENTS

The manager evaluated events subsequent to September 30, 2024 and determined that there were no events or transactions occurring during this reporting period that require recognition or disclosure in the unaudited financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“Form 10-K”), filed with the U.S. Securities and Exchange Commission (the "SEC") on April 18, 2024. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operations results to be expected for the full year.

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

There have been no material changes to our critical accounting estimates since our latest Form 10-K.

Results of Operations

The following discussion describes our results of operations for the three and nine months ended September 30, 2024.

Key Performance Indicators

Key performance indicators as of and for the nine months ended September 30 are presented in the following tables ($ in thousands).

	2024	2023
Members’ capital, gross – end of period balance	$66,889	$69,620
Members’ capital, gross – average daily balance	$68,831	$71,673

Member redemptions(1)	$2,606	$3,268

Secured loans principal – end of period balance	$70,011	$68,235
Secured loans principal – average daily balance	$68,439	$72,039

Number of first trust deeds	31	34
Principal – first trust deeds	$59,882	$55,252
Weighted average OLTV – first trust deeds(2)	60.0%	55.7%

Number of second trust deeds	13	15
Principal – second trust deeds	$10,129	$12,983
Weighted average OLTV – second trust deeds(2)	56.0%	56.9%

Interest income	$5,077	$5,035
Portfolio interest rate(3)	9.4%	8.9%
Effective yield rate(4)	9.9%	9.3%

Line of credit – end of period balance	$10,000	$5,957
Line of credit – average daily balance(5)	$6,121	$8,250

Interest expense	$471	$530
Interest rate – line of credit(5)	8.8%	8.2%

Provision for (recovery of) loan losses	$—	$—

Total operations expense(9)	$2,043	$1,677

Net income(9)	$2,600	$2,854
Percent of average members’ capital(6)(7)	5.0%	5.3%

Member distributions	$2,358	$2,638
Percent of average members’ capital(6)(8)	4.6%	4.9%

(1)
Redemption requests at September 30, 2024 were approximately $20.8 million and are carried forward to subsequent quarters until paid. (Scheduled redemptions of members’ capital were $12.0 million as of December 31, 2023).
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

Key performance indicators as of and for the three months ended September 30, 2024 and 2023 are presented in the following table ($ in thousands).

	2024	2023
Members’ capital, gross – end of period balance	$66,889	$69,620
Members’ capital, gross – average daily balance	$67,682	$70,626

Member redemptions(1)	$859	$1,316

Secured loans principal – end of period balance	$70,011	$68,235
Secured loans principal – average daily balance	$74,070	$69,580

Number of first trust deeds	31	34
Principal – first trust deeds	$59,882	$55,252
Weighted average OLTV – first trust deeds(2)	60.0%	55.7%

Number of second trust deeds	13	15
Principal – second trust deeds	$10,129	$12,983
Weighted average OLTV – second trust deeds(2)	56.0%	56.9%

Interest income	$1,972	$1,673
Portfolio interest rate(3)	9.5%	9.2%
Effective yield rate(4)	10.7%	9.6%

Line of credit – end of period balance	$10,000	$5,957
Line of credit – average daily balance(5)	$10,000	$6,973

Interest expense	$254	$159
Interest rate – line of credit(5)	8.8%	8.5%

Provision for (recovery of) loan losses	$—	$—

Total operations expense(9)	$617	$611

Net income(9)	$1,107	$918
Percent of average members’ capital(6)(7)	6.5%	5.1%

Member distributions	$773	$866
Percent of average members’ capital(6)(8)	4.6%	4.9%

(1)
Redemption requests at September 30, 2024 were approximately $20.8 million and are carried forward to subsequent quarters until paid. (Scheduled redemptions of members’ capital were $12.0 million as of December 31, 2023).
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

Redemptions of members capital

Redemptions of members’ capital for the nine months ended September 30 are presented in the following table ($ in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
Redemptions	2024	2023	2024	2023
Without penalty	$859	$1,315	$2,605	$3,244
With penalty	—	2	1	24
Total	$859	$1,317	$2,606	$3,268
Early withdrawal penalties	$—	$—	$—	$1

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

Redemptions of members’ capital received by the manager and unpaid at September 30, 2024 approximated $20.8 million, of which,

•
$16.6 million were received at or prior to June 30, 2024; and
•
$4.2 million were received in the quarter ended September 30, 2024 (and will be eligible at December 31, 2024).

Eligible redemption requests are to be honored in the following order of priority:

•
first, to redemptions upon the death of a member, subject to a cap of $100 thousand per quarter for each deceased member’s account; and
•
next, to all other eligible redemption requests on a pro rata basis.

Secured loans

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a secured loan portfolio that has substantial protective equity (i.e., property value to outstanding debt) as indicated by the overall weighted average loan-to-value ratio (“LTV”) which at September 30, 2024 was approximately 59.3% at time of origination. Thus, pursuant to the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 40.7% in the property, and we as a lender have lent in the aggregate 59.3% (including other senior liens on the property, for other than first-lien loans) against the properties we hold as collateral for the repayment of our loans.

LTVs presented in the following tables have been updated for changes in fair values of the collateral as indicated by appraisals, broker opinion of value, or other external market evidence received by the manager after the origination of the loan, if any.

Secured loans, principal by LTV and lien position at September 30, 2024 are presented in the following table ($ in thousands).

	Secured loans, principal
LTV(1)	First trust deeds	Percent	Second trust deeds	Percent	Total principal	Percent
<40%	$4,405	6.3%	$1,028	1.5%	$5,433	7.8%
40-49%	8,285	11.8	3,252	4.7	11,537	16.5
50-59%	14,792	21.1	1,937	2.8	16,729	23.9
60-69%	17,042	24.3	190	0.3	17,232	24.6
Subtotal <70%	44,524	63.5	6,407	9.3	50,931	72.8

70-79%	9,479	13.5	3,722	5.3	13,201	18.8
Subtotal <80%	54,003	77.0	10,129	14.6	64,132	91.6

≥80%(2)	5,879	8.4	—	0.0	5,879	8.4

Total	$59,882	85.4%	$10,129	14.6%	$70,011	100.0%

(1)
LTV classifications in the table above are based on the sum of principal, advances and interest unpaid at September 30, 2024.
(2)
One loan with principal of approximately $2.0 million has an LTV of 134.14%. The loan agreement was executed by an individual with extensive real estate holdings and substantial financial resources.

Loans with payments in arrears, principal by LTV and lien position at September 30, 2024 are presented in the following table ($ in thousands).

	Secured loans with payments in arrears, principal
LTV(3)	First trust deeds	Percent(4)	Second trust deeds	Percent(4)	Total principal	Percent(4)
<40%	$—	0.0%	$—	0.0%	$—	0.0%
40-49%	—	0.0	—	0.0	—	0.0
50-59%	8,085	11.5	1,600	2.3	9,685	13.8
60-69%	—	0.0	—	0.0	-	0.0
Subtotal <70%	8,085	11.5	1,600	2.3	9,685	13.8

70-79%	959	1.4	760	1.1	1,719	2.5
Subtotal <80%	9,044	12.9	2,360	3.4	11,404	16.3

≥80%	2,990	4.3	—	0.0	2,990	4.3

Total	$12,034	17.2%	$2,360	3.4%	$14,394	20.6%

(3)
LTV classifications in the table above are based on the sum of principal, advances and interest unpaid at September 30, 2024.
(4)
Percent of secured loans principal, end of period balance.

Matured loans, principal by LTV and lien position at September 30, 2024 are presented in the following table ($ in thousands).

	Secured loans past maturity, principal
LTV(5)	First trust deeds	Percent(6)	Second trust deeds	Percent(6)	Total principal	Percent(6)
<40%	$—	0.0%	$—	0.0%	$—	0.0%
40-49%	—	0.0	—	0.0	—	0.0
50-59%	8,085	11.5	1,600	2.3	9,685	13.8
60-69%	—	0.0	—	0.0	—	0.0
Subtotal <70%	8,085	11.5	1,600	2.3	9,685	13.8

70-79%	—	0.0	760	1.1	760	1.1
Subtotal <80%	8,085	11.5	2,360	3.4	10,445	14.9

≥80%	2,000	2.9	—	0.0	2,000	2.9

Total	$10,085	14.4%	$2,360	3.4%	$12,445	17.8%

(5) LTV classifications in the table above are based on the sum of principal, advances and interest unpaid at September 30, 2024.

(6) Percent of secured loans principal, end of period balance.

Payments in arrears for secured loans (i.e., principal and interest payments past due 30 or more days) at September 30, 2024 totaled approximately $12.8 million of which approximately $12.4 million was principal and approximately $322 thousand was accrued interest.

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations as to the secured loan portfolio, including loan characteristics, scheduled maturities, delinquency and payments in arrears, loans in non-accrual status and the allowance for credit losses.

Performance overview/net income 2024 compared to 2023 (nine months ended September 30)

Net income available to members as a percent of members’ capital, gross – average daily balance (annualized) was 5.0% and 5.3% for the nine months ended September 30, 2024 and 2023. Net income decreased approximately $254 thousand for the nine months ended September 30, 2024 as compared to the same period in 2023 primarily due to an increase in operations expenses of approximately $366 thousand, partially offset by an increase in interest income of approximately $101 thousand. In line with a rising rate environment, the portfolio rate on secured loans has increased by 1.1% for the nine months ended September 30, 2024 as compared to the same period in 2023. This increase is offset by a decrease in average daily balance – secured loans.

Analysis and discussion of income from operations 2024 compared to 2023 (nine months ended September 30)

Significant changes to net income for the nine months ended September 30, 2024 and 2023 are summarized in the following table ($ in thousands).

	Net interest income	Provision for (recovery of) loan losses	Operations expense	Net income
Nine months ended
September 30, 2024	$4,606	—	2,043	$2,600
September 30, 2023	4,505	—	1,677	2,854
Change	$101	—	366	$(254)

Change
Decrease in secured loans principal - average daily balance	$(261)	—	(7)	$(254)
Effective yield rate	300	—	—	300
Decrease in members’ capital - average daily balance	—	—	(28)	28
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	5	(5)
Interest on line of credit	102	—	—	102
Amortization of debt issuance costs	(2)	—	—	(2)
Late fees	—	—	—	(5)
Gain on sale, loans	—	—	—	16
Decrease in allocable expenses from RMC	—	—	(204)	204
RMC fees/costs reimbursements collected	—	—	172	(172)
Interest on unsecured borrowings	(32)	—	—	(32)
Interest on notes payable to related parties	(6)	—	—	(6)
Tax compliance services	—	—	29	(29)
Expanded legal services	—	—	172	(172)
Timing of services rendered	—	—	(70)	70
Independent contractors	—	—	87	(87)
Expanded audit services	—	—	185	(185)
Other	—	—	25	(25)
Change	$101	—	366	$(254)

The table above presents only the significant changes to net income for the period, and is not intended to cross-foot.

Net interest income

Net interest income increased approximately $101 thousand (2.2%) for the nine months ended September 30, 2024 compared to the same period in 2023. The increase in net interest income is due to an increase in interest income of approximately $42 thousand due primarily to the collection of default interest, offset in part by an increase in foregone interest and a decrease in the average daily balance – secured loans of approximately $3.6 million (5.0%). Interest expense decreased by approximately $59 thousand primarily due to a decrease in the line of credit average daily balance of approximately $2.1 million (25.8%), offset partially by the increase of interest expenses on intercompany promissory notes and intercompany unsecured borrowings.

The line of credit – average daily balance decrease of approximately $2.1 million (25.8%) for the nine months ended September 30, 2024 compared to the same period in 2023, and the increase in average interest rate on the line of credit of 0.5 percent (6.7%) over the same period resulted in a decrease of approximately $99 thousand (19.4%) in interest expenses on the line of credit. See Key performance indicators table included above in Item 2 of this report for specific details of average interest rate on the line of credit.

Provision/allowance for credit losses

See Note 4 (Loans) to the consolidated financial statements included in Part I, Item 1 of this report for a detailed presentation of allowance for credit losses.

Operations expense

Significant changes to operations expense for the nine months ended September 30, 2024 and 2023 are summarized in the following table ($ in thousands).

	Mortgage servicing fees	Asset management fees	Costs from RMC, net	Professional services	Other	Total
Nine months ended
September 30, 2024	$128	353	240	1,299	23	$2,043
September 30, 2023	135	382	267	885	8	1,677
Change	$(7)	(29)	(27)	414	15	$366

Change
Decrease in secured loans principal - average daily balance	$(7)	—	—	—	—	$(7)
Decrease in members’ capital - average daily balance	—	(29)	—	—	—	(29)
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	5	—	—	5
Decrease in allocable expenses from RMC	—	—	(204)	—	—	(204)
RMC fees/costs reimbursements collected	—	—	172	—	—	172
Tax compliance services	—	—	—	29	—	29
Expanded legal services	—	—	—	172	—	172
Timing of services rendered	—	—	—	(70)	—	(70)
Independent contractors	—	—	—	87	—	87
Expanded audit services	—	—	—	185	—	185
Other	—	—	—	11	15	26
Change	$(7)	(29)	(27)	414	15	$366

Mortgage servicing fees

The decrease in mortgage servicing fees of approximately $7 thousand for the nine months ended September 30, 2024 as compared to the same period in 2023 was due to a decrease in the average daily balance – secured loans of approximately $3.6 million at the annual mortgage servicing fee to RMC of 0.25%. The decrease in the average daily balance – secured loans was due to a reduction in members’ capital as members’ redemptions exceeded the purchase of DRIP units.

Asset Management Fees

The decrease in asset management fees of approximately $29 thousand was due to a decrease in the members’ capital base at year-end December 31, 2023 compared to year-end December 31, 2022. The decrease in the members’ capital base is due in part to increased redemption requests and a decrease in loan payoffs largely attributable to the increase in interest rates. The asset management fee is determined based on the prior year end member’s capital base which is computed as the then fair value of the company’s loans plus working capital reserves less outstanding debt.

Costs from RMC, net

RMC is entitled to request reimbursement for operations expense incurred on behalf of RMI IX, including without limitation, RMC’s personnel and non-personnel costs incurred for qualifying business activities, including investor services, accounting, tax and data processing, postage and out-of-pocket general and administration expenses. In the nine months ended September 30, 2024, RMC – at its sole discretion – collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income).

The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $402 thousand and $606 thousand in the nine months ended September 30, 2024 and 2023, respectively. The reimbursement of costs from RMC waived was approximately $162 thousand and $339 thousand in the nine months ended September 30, 2024 and 2023, respectively.

Professional Services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The increase in professional services of approximately $414 thousand for the nine months ended September 30, 2024 compared to the same period in 2023 was due to increases in tax compliance fees, legal fees, audit fees and fees due to outside contractors, offset in part by the timing of services rendered. Costs for these professional services have been increasing – and are expected to continue to increase – as new accounting pronouncements are issued, the demands of regulatory compliance increase and the rate at which firms charge for their services increases.

Analysis and discussion of income from operations 2024 compared to 2023 (three months ended September 30)

Significant changes to net income for the three months ended September 30, 2024 and 2023 are summarized in the following table ($ in thousands).

	Net interest income	Provision for (recovery of) loan losses	Operations expense	Net income
Three months ended
September 30, 2024	$1,718	—	617	$1,107
September 30, 2023	1,514	—	611	918
Change	$204	—	6	$189

Change
Increase in secured loans principal - average daily balance	$108	—	3	$105
Effective yield rate	188	—	—	188
Decrease in members’ capital - average daily balance	—	—	(9)	9
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	(2)	2
Interest on line of credit	(70)	—	—	(70)
Amortization of debt issuance costs	(1)	—	—	(1)
Late fees	—	—	—	(1)
Gain on sale, loans	—	—	—	(8)
Decrease in allocable expenses from RMC	—	—	(54)	54
RMC fees/costs reimbursements collected	—	—	36	(36)
Interest on unsecured borrowings	(21)	—	—	(21)
Interest on notes payable to related parties	—	—	—	—
Expanded legal services	—	—	24	(24)
Timing of services rendered	—	—	(54)	54
Independent contractors	—	—	26	(26)
Expanded audit services	—	—	42	(42)
Other	—	—	(6)	6
Change	$204	—	6	$189

The table above presents only the significant changes to net income for the period, and is not intended to cross-foot.

Net interest income

Net interest income increased approximately $204 thousand (13.5%) for the three months ended September 30, 2024 compared to the same period in 2023. The increase in net interest income is due to an increase in interest income of approximately $299 thousand due primarily to the collection of default or previously foregone interest and an increase in the average daily balance – secured loans of approximately $4.5 million (6.5%), offset in part by an increase in interest expense of approximately $95 thousand due to an increase in the line of credit average daily balance of approximately $3.0 million (43.4%), and an increase of interest expenses on intercompany promissory notes and intercompany unsecured borrowings.

The line of credit – average daily balance increase of approximately $3.0 million (43.4%) for the three months ended September 30, 2024 compared to the same period in 2023, and the increase in average interest rate on the line of credit of 0.2 percent (2.8%) over the same period resulted in an increase of approximately $73 thousand (48.1%) in interest expenses on the line of credit. See Key performance indicators table included above in Item 2 of this report for specific details of average interest rate on the line of credit.

Provision/allowance for credit losses

See Note 4 (Loans) to the consolidated financial statements included in Part I, Item 1 of this report for a detailed presentation of allowance for credit losses.

Operations expense

Significant changes to operations expense for the three months ended September 30, 2024 and 2023 are summarized in the following table ($ in thousands).

	Mortgage servicing fees	Asset management fees	Costs from RMC, net	Professional services	Other	Total
Three months ended
September 30, 2024	$47	118	78	373	1	$617
September 30, 2023	44	127	98	340	2	611
Change	$3	(9)	(20)	33	(1)	$6

Change

Increase in secured loans principal - average daily balance	$3	—	—	—	—	$3
Decrease in members’ capital - average daily balance	—	(9)	—	—	—	(9)
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	(2)	—	—	(2)
Decrease in allocable expenses from RMC	—	—	(54)	—	—	(54)
RMC fees/costs reimbursements collected	—	—	36	—	—	36
Expanded legal services	—	—	—	24	—	24
Timing of services rendered	—	—	—	(54)	—	(54)
Independent contractors	—	—	—	26	—	26
Expanded audit services	—	—	—	42	—	42
Other	—	—	—	(5)	(1)	(6)
Change	$3	(9)	(20)	33	(1)	$6

Mortgage servicing fees

The increase in mortgage servicing fees of approximately $3 thousand for the three months ended September 30, 2024 as compared to the same period in 2023 was due to an increase in the average daily balance – secured loans of approximately $4.5 million at the annual mortgage servicing fee to RMC of 0.25%. The increase in the average daily balance - secured loans was primarily due to full utilization of the line of credit.

Asset Management Fees

The decrease in asset management fees of approximately $9 thousand was due to a decrease in the members’ capital base at year-end December 31, 2023 compared to year-end December 31, 2022. The decrease in the members' capital base is due in part to increased redemption requests and a decrease in loan payoffs largely attributable to the increase in interest rates. The asset management fee is determined based on the prior year end member’s capital base which is computed as the then fair value of the company’s loans plus working capital reserves less outstanding debt.

Costs from RMC, net

RMC is entitled to request reimbursement for operations expense incurred on behalf of RMI IX, including without limitation, RMC’s personnel and non-personnel costs incurred for qualifying business activities, including investor services, accounting, tax and data processing, postage and out-of-pocket general and administration expenses. In the three months ended September 30, 2024, RMC – at its sole discretion – collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income).

The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $131 thousand and $188 thousand in the three months ended September 30, 2024 and 2023, respectively. The reimbursement of costs from RMC waived was approximately $53 thousand and $90 thousand in the three months ended September 30, 2024 and 2023, respectively.

Professional Services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The increase in professional services of approximately $33 thousand for the three months ended September 30, 2024 compared to the same period in 2023 was due to increases in legal fees, audit fees and fees due to outside contractors, offset in part by the timing of services rendered. Costs for these professional services have been increasing and are expected to continue to increase as new accounting pronouncements are issued, the demands of regulatory compliance increase and the rate firms charge for their services increases.

Cash flows and liquidity

Cash flows by business activity for the nine months ended September 30, 2024 and 2023 are presented in the following table ($ in thousands).

	2024	2023
Members’ capital
Earnings distributed to members, net of DRIP	$(1,942)	$(1,500)
Redemptions, net	(2,620)	(3,267)
O&O expenses repaid by RMC	25	38
Early withdrawal penalties	—	(1)
Cash – members’ capital, net	(4,537)	(4,730)

Borrowings
Line of credit borrowings (payments), net	7,847	(3,943)
Interest paid	(409)	(528)
Debt issuance costs paid	(66)	—
Promissory note received from related party	940	—
Promissory note repaid to related party	(940)	—
Promissory note received from third party	1,500	—
Promissory note repaid to third party	(1,500)	—
Unsecured borrowings received from related mortgage funds	2,550	—
Unsecured borrowings repaid to related mortgage fund	(2,550)	—
Cash – borrowings, net	7,372	(4,471)
Cash – members’ capital and borrowings, net	2,835	(9,201)

Loan principal/advances/interest
Loans funded & advances, net	(36,549)	(22,983)
Principal collected	25,386	28,033
Loans transferred from related mortgage funds	—	(3,393)
Loans transferred to related mortgage fund	—	1,142
Loans sold to non-affiliate	4,068	1,011
Interest received, net	4,798	4,948
Late fees	(26)	60
Promissory note funded to related mortgage fund	—	(3,300)
Promissory note repaid by related mortgage fund	2,800	500
Cash – loans, net	477	6,018

Formation loan collected	156	156

Operations expense	(2,011)	(1,892)

Net change in cash	$1,457	$(4,919)
Cash, end of period	$3,169	$136

Earnings distributed to members

To determine the amount of cash to be distributed in any month, the company relies in part on its forecast of full-year net income, which takes into account the difference between the forecasted net income for the remainder of the year and actual results in the year to date and the requirement to maintain a cash reserve. As of September 30, 2024, the difference between earnings allocated to members’ capital accounts and net income available to members was approximately $210 thousand, and is expected to be offset by future earnings in excess of net distributions in 2024.

In July 2024, members who had elected to participate in the DRIP were notified by a letter included with their June 2024 monthly statements that the DRIP was closed. As a result of this plan closure, members that previously did not receive quarterly income distributions because of their enrollment in the DRIP received income distribution checks for the quarter ending September 30, 2024 and will continue to receive quarterly income distributions thereafter to the extent of cash available for distribution.

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

Contractual obligations and commitments

At September 30, 2024, the company had no construction or rehabilitation loans outstanding, no loan commitments pending, and no off-balance sheet arrangements as such arrangements are not permitted by the Operating Agreement. Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report presents detailed discussion of the company’s contractual obligations to RMC.

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

RMC, as the manager, carried out an evaluation, with the participation of RMC’s President (acting as principal executive officer/principal financial officer) of the effectiveness of the design and operation of the manager’s controls and procedures over financial reporting and disclosure (as defined in Rule 13a-15 of the Exchange Act) as of and for the period covered by this report. Based upon that evaluation, RMC’s principal executive officer/principal financial officer concluded, as of the end of such period, that the manager’s disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act due to the material weakness in internal control over financial reporting described in Part II, Item 9A of the company's latest Form 10-K.

Previously Identified Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis.

Refer to Part II, Item 9A of the company's Form 10-K for the year ended December 31, 2023 for a discussion of the material weakness existing as of December 31, 2023, which continued to exist as of September 30, 2024.

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

Changes to Internal Control Over Financial Reporting

Except for the actions taken under the Remediation Plan described above, there have not been any changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the manager’s or company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2024, the company is not involved in any legal proceedings or governmental proceedings other than those that would be considered part of the normal course of business. In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes or protect or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the company (i.e., exceeding ten percent of the company’s consolidated current assets).

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

The gross proceeds from sales of units to our members under our DRIP pursuant to the May 9, 2019 Form S-3 Registration Statement (after May 9, 2019) were approximately $10.0 million, which proceeds were used for general corporate operations. In July 2024, members who had elected to participate in the DRIP were notified by a letter included with their June 2024 monthly statements that the DRIP was closed. As a result of this plan closure, members that previously did not receive quarterly income distributions because of their enrollment in the DRIP received income distribution checks for the quarter ending September 30, 2024 and will continue to receive quarterly income distributions thereafter.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

The company is externally managed by RMC and has no officers or directors of its own and, thus, the company has no Rule 10b5-1 plan or other trading arrangements. There was no adoption, modification or termination of any Rule 10b5-1 plan or other trading arrangements by directors and officers of RMC during the quarter ended September 30, 2024.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: March 31, 2025	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer)