Form 10-K
period 2024-12-31
Redwood Mortgage Investors IX
filed 2025-04-24
CIK 1448038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2024

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

The registrant’s units of limited liability company interests are not publicly traded and therefore have no market value. The registrant had approximately 65.4 million limited liability company interests outstanding as of March 31, 2025.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Index to Form 10-K

December 31, 2024

i

Forward-Looking Statements

Certain statements in this Report on Form 10-K (“this report” or “this Form 10-K”) which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), including statements regarding the company’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods or by use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” “possible” or similar terms or variations on those terms or the negative of those terms. Forward-looking statements include statements regarding trends in the California real estate market; future interest rates and economic conditions and their effect on the company and its assets; estimates as to the allowance for loan losses; forecasts of future redemptions of units, forecasts of future funding of loans; loan payoffs and the possibility of future loan sales (and the gain thereon, net of expenses) to third parties, if any; future fluctuations in the net distribution rate; and beliefs relating to how the company will be affected by current economic conditions and trends in the financial and credit markets. Actual results may be materially different from what is projected by such forward-looking statements therefore, you should not place undue reliance on forward looking statements, which reflect our view only as of the date hereof.

Factors that might cause such a difference include, but are not limited to, the following:

•
changes in economic conditions, interest rates, or changes in California real estate markets;
•
the impact of competition and competitive pricing for mortgage loans;
•
the manager’s ability to make and arrange for loans that fit our investment criteria;
•
whether we will have any future loan sales to unaffiliated third parties, and if we do, any gain, net of expenses, and the volume and timing of loan sales to unaffiliated third parties, which to date have provided only immaterial gains to us;
•
the concentration of credit risks to which we are exposed;
•
increases in payment delinquencies and defaults on our mortgage loans;
•
the timing and dollar amount, if any, financial support from the manager and the corresponding impact on the net distribution rate to members;
•
changes in government regulation and legislative actions affecting our business; and
•
the impact of wildfires, floods, earthquakes and other natural disasters.

All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ unless required by law.

Part I

Item 1 – Business

Redwood Mortgage Investors IX, LLC (“RMI IX”, “the company”, “we”, “us” or “our”) is a Delaware limited liability company formed in October 2008 to engage in business as a mortgage lender and investor by making and holding-for-investment mortgage loans secured by California real estate, primarily through first and second deeds of trust.

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

The company intends to hold until maturity the loans in which it invests and does not presently intend to invest in mortgage loans primarily for the purpose of reselling such loans in the ordinary course of business; however, the company may sell mortgage loans (or fractional interests therein) when the manager determines that it appears to be advantageous for the company to do so, based upon prevailing and expected interest rates, the length of time that the loan has been held by the company and the expected time to maturity and/or payoff of the loan, the company’s credit risk and concentration risk and the overall investment objectives of the company. Loans sold to third parties may be sold for par, at a premium or, in the case of non-performing or under performing loans, at a discount. Company loans may be sold to third parties or to the manager or its related mortgage funds; however, any loan sold to the manager or a related mortgage fund will be sold for a purchase price equal to the greater of (i) the par value of the loan or (ii) the fair market value of the loan. The manager will not receive commissions or broker fees with respect to loan sales conducted for the company; however, selling loans will increase members’ capital available for investing in new loans for which the manager will earn brokerage fees and other forms of compensation.

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

Distribution reinvestment plan (“DRIP”), closed July 2024

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

The gross proceeds from sales of units to our members under our DRIP pursuant to the registration statement under which they were offered and sold were approximately $10.0 million, which proceeds were used for general corporate operations.

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

Pursuant to our Operating Agreement, in the event that redemption requests in excess of the foregoing limitations are received by the manager, eligible redemption requests are to be honored in the following order of priority:

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

Eligible members’ capital redemption requests at December 31, 2024 approximated $24.3 million, of which

•
$22.2 million were scheduled but unpaid redemption requests received in 2024 at or prior to September 30, 2024; and
•
$2.1 million were new redemption requests received in the quarter ended December 31, 2024 that will be eligible for redemption at March 31, 2025.

Eligible members’ capital redemption requests at December 31, 2023 approximated $12.0 million, of which

•
$7.1 million were scheduled but unpaid redemption requests received in 2023 at or prior to September 30, 2023; and
•
$4.9 million were new redemption requests received in the quarter ended December 31, 2023 that became eligible for redemption at March 31, 2024.

See the table in “Unit redemption program” under Item 5 - Market for the Registrant’s Units, Related Unitholder Matters and Issuer Purchases of Equity Securities in Part II of this report for a detailed table showing the amount of units redeemed, which table is incorporated by this reference into this Item 1.

Lending and investment guidelines and criteria

RMI IX generally invests in loans with fixed interest rates that:

•
provide for monthly payments of (i) interest only with a balloon payment at maturity or (ii) principal and interest based on a 30-year amortization schedule with a balloon payment at maturity; and
•
have maturities of five years or less.

In the event that a loan is performing, and collection is deemed probable at maturity (i.e., the loan is considered well collateralized according to then current lending guidelines), we may elect to extend the loan’s maturity. In the event a loan is not performing, the borrower is unable to repay in full the principal on the loan by the maturity date and the loan is considered well collateralized according to then current lending guidelines, we may elect to modify the loan payment terms or (particularly if the loan is not considered well collateralized) may proceed to foreclose on the loan.

- Underwriting

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

The amount of the loan combined with the outstanding debt and claims secured by a senior deed of trust on the real property generally will not exceed a specified percentage of the fair value of the property (i.e., the loan-to-value ratio, or LTV) supported by an independent written appraisal and/or broker-opinion-of-value and/or recently completed or transactions pending at the time the loan is made . The LTV at origination (i.e., the OLTV) generally will not exceed 80% for residential properties (including multi-family), 75% for commercial properties, and 50% for land. The excess of the value of the collateral securing the loan over the company’s secured loan and any senior debt and/or claims on the property is the “protective equity” such that the fair value of the real property collateral in and of itself is anticipated to be sufficient to assure repayment of the loan. These lending guidelines gives more potential protective equity – and a corresponding lower expectation of credit losses - than would be available for competing lenders who fund loans with a higher LTV.

The company thereby may be viewed as an “asset-based” lender due to the reliance on the fair value of the real property collateral (along with the lower LTV) as being sufficient, in and of itself, as a source of repayment over the contractual term of the loan, plus any additional time required to effect repayment in full. This method of underwriting loans may increase the likelihood of payment defaults by borrowers. Accordingly, the company may have a higher level of payment delinquency than that of lenders, such as banks and other financial institutions subject to federal and state banking regulations, which are typically viewed as “credit” lenders.

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

Regulations

We are engaged in business as a mortgage lender and investor by making and holding-for-investment loans secured by California real estate, primarily through first and second deeds of trust. We and RMC, which arranges and generally services our loans, are heavily regulated by laws governing private lending practices at the federal, state and local levels. In addition, proposals for further regulation of the financial services industry continually are being introduced. The laws and regulations to which we and RMC are subject include rules and restrictions pertaining to:

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

Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”)

This federal law passed in 2010 imposes significant regulatory restrictions on the origination of residential mortgage loans, under sections concerning “Mortgage Reform and Anti-Predatory Lending.” For example, when a consumer loan secured by a dwelling is made, the lender is generally required to make a reasonable and good faith determination, based on verified and documented information concerning the consumer’s financial situation, as to whether the consumer has a reasonable ability to repay the mortgage loan before extending the loan. The act established regulations prohibiting a creditor from extending credit to a consumer secured by a high-cost mortgage without first receiving certification from an independent counselor approved by a government agency. The act also added new provisions prohibiting balloon payments for defined high-cost mortgages. The act established the Consumer Financial Protection Bureau (the “CFPB”), giving it regulatory authority over most federal consumer-lending laws, including those relating to residential mortgage lending, and oversight over companies that provide consumer financial products or services, including us. Many of the federal regulations governing mortgage lending were significantly amended and expanded through the passage of the Dodd Frank Act.

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

Home Ownership and Equity Protection Act (“HOEPA”) and California Covered Loan Law

HOEPA is a federal law passed in 1994 to provide additional disclosures for certain closed-end home mortgages. These “high-cost” closed-end home mortgages are loans with interest rates and fees in excess of certain percentage or amount thresholds. These regulations primarily focus on additional disclosures with respect to the terms of the loan to the borrower, the timing of such disclosures, and the prohibition of certain loan terms, including balloon payments and negative amortization. Failure to comply with the regulations will render the loan rescindable for up to three years. Lenders can be held liable for attorneys’ fees, finance charges and fees paid by the borrower and certain other money damages. Similarly, in California, Financial Code Section 4970, et. seq., (“Section 4970”), which became effective in 2002. It provides for state regulation of “high-cost” consumer residential mortgage loans (also called “covered loans”) secured by liens on real property. Section 4970 defines covered loans as consumer loans on primary residences in which the original principal balance of the loan does not exceed the most current conforming loan limit for a single-family first mortgage loan established by the Federal National Mortgage Association, with interest rates and/or fees exceeding one of the statutorily defined percentage or amount thresholds. Section 4970 prohibits certain lending practices with respect to high-cost loans, including the making of a loan without regard to the borrower’s income or obligations. When making such loans, lenders must provide borrowers with a consumer disclosure and provide for an additional rescission period prior to closing the loan.

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

California Consumer Privacy Act of 2018 (the “CCPA”) and California Privacy Rights Act of 2020 (the “CPRA”)

Enacted in 2018 and effective January 1, 2020, the CCPA provides California consumers with broad rights regarding the use and sale of personal information collected by businesses covered by the CCPA. Enacted in 2020 and effective on January 1, 2023, the CPRA expands the scope and applicability of the CCPA while introducing new privacy protections that extend beyond those included in the CCPA and its implementing regulations. The CPRA also established a new enforcement body, the California Privacy Protection Agency (“the CPPA”) and required the CPPA to adopt final CPRA regulations prior to its effective date. Initial CPRA regulations became fully operative on January 1, 2023 and the CPPA began enforcing civil and administrative obligations added by the CPRA on February 9, 2024. The formal rulemaking process for additional regulations by the CPPA is ongoing.

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

Federal Securities Laws: The Securities Act of 1933 (the “Securities Act”) and The Exchange Act of 1934 (the Exchange Act”)

Because we have registered the units pursuant to Section 12(g) of the Exchange Act, we are a public reporting company. As a public reporting company, we are required to file annual, quarterly and other periodic reports with the SEC and comply with applicable provisions of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the related rules and regulations promulgated by the SEC. However, as discussed in Item 9A of this report, the company is externally managed by RMC and many of the requirements of Sarbanes-Oxley are not directly applicable to us since we do not have a board of directors, including an independent board member. The registration of our units pursuant to Section 12(g) of the Exchange Act, along with the satisfaction of certain other requirements under the Employee Retirement Income Security Act of 1974 (“ERISA”), enables the units to qualify as “publicly-offered securities” for purposes of ERISA and regulations issued thereunder. See Section 9A of this report.

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

Delivery of Annual Report

RMC provides a copy of this annual report to all unit holders by mail and posts this annual report at its website (see below).

The SEC maintains on its internet site reports and other information regarding the company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K (and amendments to these reports). These filings are available free of charge on the SEC website at www.sec.gov.

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

Item 1A – Risk Factors

The following risk factors and other information included in this Form 10-K should be carefully considered, in addition to the other information presented elsewhere in this report, in evaluating us and our business. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also adversely affect our business operations. If any of the following risks or additional risks and uncertainties actually occur, our business, operating results, and financial condition could be adversely affected.

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

Declines in real estate values may reduce the “protective equity” (the excess of the value of the collateral securing the loan over our secured loan and any senior debt and/or claims on the property) provided by the collateral securing our outstanding loans, and were we to foreclose on loans with respect to properties that have declined in value, we may ultimately recover less than the amount of such loans.

Downturns in the economy and real estate market in the San Francisco Bay Area and the coastal metropolitan regions of Southern California, or on a regional or national scale, or changing conditions affecting the mortgage lending business could adversely affect our business.

RMC expects that most of our loans will continue to be secured by properties located in nine counties that comprise the San Francisco Bay Area (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, Marin, Napa, Solano and Sonoma) and the coastal metropolitan regions of Southern California (Los Angeles, Orange, Ventura, and San Diego counties). Our concentration of loans in the San Francisco Bay Area and the coastal metropolitan regions of Southern California exposes us to greater risk of loss if the economy in the San Francisco Bay Area or the coastal metropolitan regions of Southern California weakens than would be the case if our loans were spread throughout California or the U.S. Should a significant economic deterioration occur in the San Francisco Bay Area or the coastal metropolitan regions of Southern California, or regionally or nationally, we could experience increases in loan delinquencies and possibly loan losses and the resultant reduced net income and cash available for distributions to members.

Inflation could negatively impact our business and profitability. Prolonged periods of inflation may impact our profitability by negatively impacting our otherwise fixed costs and expenses.

To the extent RMC relies on appraisals to determine the fair market value (“FMV”) of the property securing our loans, which appraisals may be inaccurate or not reflect subsequent events affecting FMV which could increase the risk of loss.

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

A weak economy or real estate market could adversely affect us and members’ rate of return.

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

Changes in interest rates could adversely impact our financial condition and results of operation and have affected and will continue to affect the timing of redemption payments.

Our loans typically have fixed rates and the majority of our loans are for terms of one to five years, and typically have no prepayment penalty. Consequently, as interest rates increase, there is a risk that such interest rates will exceed the average interest rate earned by our loan portfolio. If interest rates increase, borrowers may be less inclined to prepay or refinance our loans, resulting in a decrease in our liquidity. An increase in interest rates accompanied by a tight supply of mortgage funds may make refinancing by borrowers with balloon payments difficult. Conversely, if interest rates decline, a significant increase in borrower prepayments/loan payoffs may result. If we then invest in new loans at lower rates of interest, a lower yield to members may possibly result.

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

If federal, state and local moratoriums on evictions for non-payment of rent are enacted in connection with any pandemic or public health crises, they may negatively impact the ability of some borrowers to make payments on loans made for multifamily housing. In addition, such action may ultimately cause a meaningful number of loans in our portfolio to need forbearance or significant modification and migrate to an adverse risk rating because of impacts of an economic recession. In light of these, and other credit issues, we cannot be sure that our allowance for credit losses will be adequate or that additional increases to the allowance for credit losses will not be needed in subsequent periods. If our allowance is not adequate, future net charge-offs may be in excess of our current expected losses, which would create the need for more provisioning and will have a negative impact on our financial condition, results of operations and capital position.

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

We borrow money (and expects to continue to borrow) to fund loan originations utilizing a line of credit with a variable interest rate. A rise in the reference interest rate would increase the cost of the borrowed money and would reduce the “spread” earned on loans to our borrowers. In certain market and/or rising interest rate environments, the spread could become negative. This may reduce our profitability, and should we default on our debt, it may result in additional losses through forced liquidation of loans. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay distributions. Any of these results would have a significant negative impact on members’ investments in the company.

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

RISKS RELATED TO OWNERSHIP OF OUR UNITS

Units are not listed on an exchange or quoted through a quotation system and there are substantial restrictions on the transferability of units.

Members will have limited ability to sell their units. Our units are not listed on an exchange or quoted through a quotation system, and there is no secondary market, nor do we expect that any will develop in the foreseeable future. Units are not freely transferable, and they may not be acceptable by a lender as security for borrowing. Our Operating Agreement imposes substantial restrictions upon members’ ability to transfer units. Therefore, an investment in our units is not suitable for investors who require short-term liquidity from their investments.

The unit redemption program contains significant restrictions and limitations that limit members’ ability to redeem their units.

The number of units that may be redeemed per quarter – per investor – is subject to a maximum of the greater of 100 thousand units or 25% of your units outstanding. The number of units that may be redeemed in any calendar year is subject to a maximum of not more than 5% (or in any calendar quarter, 1.25%) of the weighted average number of units outstanding during the 12-month period immediately prior to the date of the redemption. The manager has the right, in its sole discretion, at any time, to reject any request for redemption, or to suspend or terminate the acceptance of new redemption requests without prior notice, or to terminate, suspend or amend the unit redemption program upon 30-day notice. We fund redemptions from available cash and do not have a working capital reserve from which to fund redemptions. For this purpose, cash is available only after company expenses have been paid (including compensation to our manager), adequate provision has been made for payment of current and future debt, and adequate provision has been made for the payment of monthly cash distributions to members who do not reinvest pursuant to our distribution reinvestment plan. As a result of the rapid increase in interest rates and a reluctance of our borrowers to prepay or refinance our loans, we are experiencing a decrease in our liquidity which has required the manager to adhere to the restrictions and limitation on unit redemptions effective since March 31, 2023.

There is no assurance members will receive cash distributions.

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

Members will have no control over our operations, including the loans we make or sell; members must rely on the judgment of our manager in making loans.

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

•
Our manager is responsible for originating or arranging substantially all of our loans and can place loans in our portfolio or other funds that are also managed by our manager. We anticipate that the loan brokerage commissions charged to borrowers by our manager, which are paid to our manager and not us, will average approximately 2% to 5% of the principal amount of each loan, but may be higher or lower depending upon market conditions. Any increase in the loan brokerage commission charged on loans may have a direct, adverse effect on the interest rates we charge on loans by reducing the interest rate we receive and thus the overall rate of return to members. This conflict of interest exists in connection with every loan transaction and all compensation paid to our manager.
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

In addition, our management is responsible for establishing and maintaining adequate internal control over financial reporting and is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder and to evaluate and disclose on a quarterly and annual basis changes in our internal control over financial reporting. During the course of testing, material weaknesses or deficiencies in the design or operating effectiveness of internal control over financial reporting may be identified. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As previously disclosed, for the quarter ended December 31, 2023, we identified a material weakness in our internal control over financial reporting which consisted of the following: management had not engaged professional staff sufficient to timely obtain refreshed collateral and did not appropriately develop accounting policies and design and implement internal controls at a sufficient level of precision around our estimate of current expected future credit losses. This material weakness had not been remediated as of December 31, 2024. While this material weakness did not result in any misstatement of our financial statements for any period presented, any future material weakness could result in a misstatement of account balances or disclosures that could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

We cannot guarantee that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our consolidated financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and lower the return on members’ investments. Additionally, ineffective internal controls could expose us to an increased risk of financial reporting fraud and the misappropriation of assets and subject us to regulatory investigations and civil or criminal sanctions.

We operate in a heavily regulated industry and compliance with regulations could increase our costs of doing business and lower members’ return.

The mortgage business has traditionally been heavily regulated. The costs of complying with these regulations could adversely affect our profitability, and violations of these regulations could materially adversely affect our business and financial results.

We established the $1 per unit offering price on an arbitrary basis which may not reflect the amount members will receive upon a redemption of their units.

We arbitrarily determined the $1 per unit price for reinvestment of distributions. Such price is not necessarily the amount a member may receive pursuant to the member’s limited right to redeem units, subject to certain requirements. The amount that a redeeming member will receive is the lesser of the purchase price for the redeemed units or the redeeming member’s capital account balance as of the date of each redemption payment. The fair market value of a member’s interest in the company will be irrelevant in determining amounts to be paid upon redemption.

Members will be bound by the actions taken by the majority voting power.

Subject to certain limitations, members holding a majority of units may vote to, among other things:

•
dissolve and terminate the company;
•
amend the Operating Agreement, subject to certain limitations;
•
approve or disapprove the sale of all or substantially all of our assets; and
•
remove or replace our manager or elect additional or new managers.

If a member does not vote with the majority in interest, the member nonetheless will be bound by the majority vote.

If payments are not made on the formation loan under certain circumstances, such as our manager’s removal, it may reduce members’ rate of return or affect our capital available to fund new loans.

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

Upon our dissolution or termination, members may experience delays in receiving distributions or receive no distributions and may not be able to fully recover their investment.

Under our Operating Agreement, we will continue to operate until December 2038, unless our term is extended by the vote of a majority in interest of the members. We could be dissolved and terminated earlier by operation of law or upon the occurrence of various events described in our Operating Agreement. Upon our dissolution, our manager will seek to promptly liquidate our assets for the best price reasonably obtainable, use any proceeds to satisfy our debts and distribute any remaining proceeds to our members and manager in accordance with the terms of our Operating Agreement. Accordingly, a member’s ability to recover all or any portion of the member’s investment under such circumstances will depend on the amount of funds so realized and claims to be satisfied from those proceeds.

Delays in liquidation could arise due to market conditions and other factors beyond the control of our manager. In the event we are unable to liquidate on or prior to the end of our anticipated term and depending on the amount of liquidation proceeds the manager is able to obtain, a member may not receive distributions of remaining proceeds, in a timely manner or at all.

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
•
litigation; and
•
damage to our investor relationships.

We have in the past experienced cyber security incidents which have not materially adversely impacted our business and/or operations. There are ongoing measures undertaken to enhance protection against cybersecurity incidents. While we have taken such measures and may engage in other actions from time to time to reduce our exposure resulting from cyber security risks and outsourcing, these measures may not be sufficient to prevent future threats which may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Privacy and information security laws and regulation changes, and compliance with those changes, may also result in cost increases due to system changes and the development of new administrative processes.

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

The business of mortgage lending/investing regularly involves a significant number of complicated, technically demanding transactions and undertakings. For example, while we perform basic diligence on borrowers, we rely primarily on title and escrow service providers to ensure we have a valid lien on collateral securing our mortgage loans. We could experience increased costs, loss, regulatory investigations, or other adverse consequences if we do not accurately or completely execute a process or transaction, whether due to human error or otherwise; if we are unable to detect and prevent fraudulent activity; or if an employee or third-party service provider fails to comply with applicable policies and procedures, inappropriately circumvents controls, or engages in other misconduct. In the recent past, we detected a fraudulent mortgage lending transaction involving misrepresentation of the borrower’s identity. While we were able to recover the full amount of the loss through insurance, there cannot be any assurance that insurance will cover any loss in any future incident.

RISKS RELATED TO TAXES AND ERISA

Members’ ability to offset income with our losses may be limited.

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

Members’ tax liability may exceed the cash they receive.

Members’ tax liabilities associated with an investment in the units for a given year may exceed the amount of cash we distribute during such year. Members will be taxed on their allocable share of our taxable income whether or not they actually receive cash distributions from us. Members’ taxable income could exceed cash distributions they receive, for example, if a member elects to reinvest into additional units the cash distributions the member would otherwise have received. Taxable income in excess of cash distributions also could result if we were to generate so-called “phantom income” (taxable income without an associated receipt of cash). Phantom income could be recognized from a number of sources, including, without limitation, any established loan loss reserves. Under very limited circumstances, members could receive a special distribution to enable them to pay taxes on specified types of income.

We expect to generate unrelated business taxable income.

Tax-exempt investors (such as an employee pension benefit plan or an IRA) may be subject to tax to the extent that income from the units is treated as unrelated business taxable income, or UBTI. We borrow funds on a limited basis, which causes a portion of income to be treated as UBTI. Investors that are tax-exempt entities are urged to consult their own tax advisors regarding the suitability of an investment in units. In particular, an investment in units may not be suitable for charitable remainder trusts.

Members may be subject to state and local tax laws.

The state in which a member resides may impose an income tax upon the member’s share of our taxable income. Furthermore, states such as California, in which we will own property, generally impose income tax upon a member’s share of the company’s taxable income considered allocable to such states, whether or not a member resides in that state. As a result, a nonresident member may be required to file a tax return in California. Members are urged to consult with their own tax advisers with respect to state and local tax consequences of an investment in our units.

Changes in tax laws could have an adverse effect on members’ investment.

Changes in federal, state or local tax law could have an adverse effect on the rate of return on members’ investment in our units or on the market value of our assets. Members are urged to consult with their own tax advisor with respect to the impact of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our units.

Risks of investment by ERISA plan investors and other tax-exempt investors.

A Benefit Plan Investor as defined by and subject to the requirements of ERISA should consider, among other things, (i) whether the investment satisfies the diversification requirements of Section 404(a)(1)(C) of ERISA; and (ii) whether their investment is prudent, since it is not expected that there will be a market created in which a member can sell or otherwise dispose of the units. In addition if a member is a Benefit Plan Investor that is a tax-qualified pension or 401(k) plan, an IRA or a similar plan, the member should consider (i) whether a distribution of units in kind from the plan or IRA would be accepted as a rollover by a trustee or custodian of a successor plan or IRA, and if not accepted, whether the automatic 20% income tax withholding would create the need to effectuate the rollover using assets other than the units; and (ii) whether a required distribution from a tax-qualified pension or 401(k) plan or IRA commencing on the April 1 following the calendar year in which the beneficiary attains age 70 1⁄2 (or if later with respect to a tax-qualified plan distribution, the date the beneficiary retires) could cause the beneficiary to become subject to income tax that the beneficiary would need to satisfy out of assets other than the units if such beneficiary were not able to transfer the units for cash.

Finally, Benefit Plan Investors, including tax-qualified pension and 401(k) plans and IRAs, should consider (i) whether the investment will impair the liquidity of their plan, IRA or other entity; and (ii) whether interests in us or the underlying assets owned by us constitute “plan assets” for purposes of Section 406 of ERISA or Section 4975 of the Internal Revenue Code (the “Code”) which could cause certain transactions with us to constitute non-exempt prohibited transactions. ERISA requires that the assets of a plan be valued at their fair market value as of the close of the plan year, and it may not be possible to adequately value the units from year to year, since there will not be a market for those units and the appreciation of any property may not be shown in the value of the units until we sell or otherwise dispose of our investments. If a member is an employee benefit plan subject to federal, state or local law that is substantially similar to ERISA, it should consider whether an investment in the units satisfies the requirements of such similar law.

Item 1B – Unresolved Staff Comments

We are a smaller reporting company and a non-accelerated filer, both as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1C – Cybersecurity

Our manager has processes in place for assessing, identifying, and managing material risks from potential unauthorized occurrences on or through its electronic information systems that could adversely affect the confidentiality, integrity, or availability of its information systems or the information residing on those systems. These include a variety of mechanisms, controls, protocols, technologies, methods, systems/network architecture, and other processes that are designed to prevent, detect, and/or mitigate unauthorized access, data loss, theft, and/or misuse, or other security incidents or vulnerabilities affecting the data. The data include confidential, proprietary, and business and personal information that RMC collects, processes, stores, and transmits as part of our business, including on behalf of third parties. Our manager also use systems and processes designed to reduce the impact of a security incident at a third-party vendor or customer. Additionally, our manager uses processes to oversee and identify material risks from cybersecurity threats associated with its use of third-party technology and systems, including: technology and systems we use for encryption and authentication; employee email; content delivery to customers; back-office support; and other functions.

As part of our manager’s risk management process, it conducts application security assessments, vulnerability management, penetration testing, security audits, and ongoing risk assessments. RMC maintains a variety of incident response plans that are to be utilized when incidents are detected. RMC requires employees with access to information systems, including all corporate employees, to undertake data protection and cybersecurity training and compliance programs annually.

Our security vendor is responsible for implementing and maintaining centralized cybersecurity and data protection practices at RMC in close coordination with RMC’s senior leadership and other teams across RMC. The vendor has a number of experienced information security team members responsible for various parts of our business, all of whom are supported by a team of trained cybersecurity professionals and at times may engage assessors, consultants, auditors, or other third parties to assist with assessing, identifying, and managing cybersecurity risks.

Cybersecurity risks and associated mitigations are evaluated by RMC’s senior leadership bimonthly. Additionally reviewed in these bimonthly meetings are hardware and software used throughout the business operation, from firewall devices to endpoints and peripherals, as well as internally hosted software and applications to SaaS and vendor sites.

As of the date of this filing, we have not identified any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, there can be no assurance that we, or our third-party business partners or service providers, will not experience a cybersecurity threat or incident in the future that could materially adversely affect our business strategy, results of operations, or financial condition. For further discussion of cybersecurity risks we face, see the risk factors discussed under “Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our data or confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results” in Risk Factors in Item 1A of this Form 10-K.

Item 2 – Properties

We have not owned any real property since inception.

The company’s mailing address is at RMC’s leased office space at 155 Bovet Road, Suite 302, San Mateo, CA 94402.

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

Item 4 – Mine Safety Disclosures

Not Applicable.

Part II

Item 5 – Market for the Registrant’s Units, Related Unitholder Matters and Issuer Purchases of Equity Securities

Investors have limited ability to sell their units, as units are not listed on an exchange or quoted through a quotation system, and there is no secondary market. The Operating Agreement imposes substantial restrictions upon transfer of units. Units may not be accepted by a lender as security for borrowing. Therefore, an investment in our units is not suitable for investors who expect to require short-term liquidity from their investments. See “Liquidity and unit redemption program” in Part I of this report. As of March 31, 2025, there were 1,156 unit-holders, who held approximately 65.4 million units.

Recent sales of unregistered securities

All sales of our units within the past three years were registered under the Securities Act.

DRIP/ SEC registrations, closed July 2024

On May 9, 2019, the company filed a Registration Statement on Form S-3 with the SEC (SEC File No. 333-231333) to offer up to 15,000,000 units ($15,000,000) to members of record as of April 30, 2019 that had previously elected to participate in the DRIP or that elect to participate in the DRIP in those states in which regulatory approval has been obtained. The Registration Statement on Form S-3 became effective on May 9, 2019. The gross proceeds from sales of units to our members under our DRIP pursuant to the May 9, 2019 Form S-3 Registration Statement (after May 9, 2019) were approximately $10.0 million, which proceeds were used for general corporate operations. Earnings distributed and reinvested in our DRIP were approximately $442 thousand and $1.5 million in 2024 and 2023, respectively.

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

Redemption of units

The Operating Agreement provides for a unit redemption program, whereby a member may redeem all or part of their units, subject to certain limitations. The price paid for redeemed units is based on the lesser of the purchase price paid by the redeeming member or the member’s capital account balance as of the date of each redemption payment. The maximum redemption per quarter per individual member is the greater of (i) 100 thousand units, or (ii) 25% of the member’s total outstanding units.

The company redeems units quarterly. Pursuant to our Operating Agreement, in the event that redemption requests in excess of the foregoing limitations are received by the manager, eligible redemption requests are to be honored in the following order of priority:

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

In the event unit withdrawal requests exceed 5% in any calendar year, and are held by the company, units will be redeemed in the order of priority as provided in the Operating Agreement. The manager may, in its sole discretion, waive any applicable holding periods or penalties in the event of the death of a member or other exigent circumstances or if the manager believes such waiver is in the best interests of the company. The manager has no present intention to exercise its discretionary power to waive or modify the enforcement of the redemption limitations in the foreseeable future.

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

Units redeemed in 2024 and 2023 by quarter are presented in the following table ($ in thousands). All redemptions are made on the last business day of the quarter and valued at $1 per unit.

For the quarterly period ended	2024	2023
March 31	$882	$1,028
June 30	865	923
September 30	859	1,317
December 31	852	972
Total	$3,458	$4,240

Total withdrawals since formation	$33,867	$30,409

In 2024, the aggregate value of units redeemed was approximately $3.5 million. In 2023, the aggregate value of units redeemed was approximately $4.2 million.

Eligible members’ capital redemption requests at December 31, 2024 approximated $24.3 million, of which

•
$22.2 million were scheduled but unpaid redemption requests received in 2024 at or prior to September 30, 2024 and
•
$2.1 million were new redemption requests received in the quarter ended December 31, 2024 that will be eligible for redemption at March 31, 2025.

Eligible members’ capital redemption requests at December 31, 2023 approximated $12.0 million, of which

•
$7.1 million were scheduled but unpaid redemption requests received in 2023 at or prior to September 30, 2023 and
•
$4.9 million were new redemption requests received in the quarter ended December 31, 2023 that became eligible for redemption at March 31, 2024.

Distributions

Distributions to members totaled approximately $3.1 million and $3.5 million in 2024 and 2023, respectively. See “Distribution policy” under Item 1- Business in Part I of this annual report, which discussion is incorporated by reference herein.

Fair market value / unit value

In compliance with FINRA Rule 2310 concerning direct-participation-program value per unit estimates, RMC obtained information regarding fair market valuations of the net assets and unit value as of December 31, 2024, for RMI IX. The valuations were performed with the assistance of an independent valuation firm that provides asset valuations to retirement plan sponsors, plan administrators, banking and trust companies, and ERISA plans. The fair values of the individual properties were taken from appraisals which referenced the most current available market information such as listing agreements, offers, and pending and closed sales. Industry standard valuation approaches, including the Income Approach (as described below), were utilized in deriving the fair values, as appropriate. There is no assurance that this estimated fair value of the membership units is or will remain accurate, and it does not determine the amount that a member is entitled to receive upon redemption of units. The redemption amount is determined by the applicable provisions of the Operating Agreement.

Based on the analysis summarized in Exhibit 99.1 (Fair Value per Unit), the fair value of a unit of RMI IX was determined to be $1.00.

The fair value of loan balances (i.e., principal plus interest) secured by deeds of trust, per the Market Approach (as described below), is deemed to approximate the recorded amount (per the financial statements) as the loans:

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

Commissions for unit sales to new members paid to broker-dealers/formation loan

The company ceased offering units to new members on April 30, 2019. Prior to April 2019, commissions for unit sales to new members paid to broker-dealers (“B/D sales commissions”) and premiums paid to certain investors upon the purchase of units were paid by RMC and were not paid directly by us out of unit-sales proceeds. Instead, the company advanced to RMC amounts sufficient to pay the B/D sales commissions and premiums to be paid to investors. Such advances in total were not to exceed seven percent (7%) of offering proceeds. The receivable arising from the advances is unsecured and non-interest bearing and is referred to as the “formation loan.”

As of December 31, 2024, such advances totaled approximately $5.6 million, of which $2.7 million was then outstanding. Please refer to the information under “—Formation loan” and “—Organization and offering expenses” in Note 3 (Manager and Other Related Parties) to the financial statements included in Part II, Item 8 of this report for a discussion of the formation loan and organization and offering expenses, which discussions are incorporated herein by this reference.

The formation loan is repayable by RMC in annual installments of approximately $208 thousand which may be paid by RMC either in full on December 31 of each calendar year during the term of the company or in four equal quarterly installments. Any amount of the formation loan remaining unpaid on the last day of the company term, if any, is payable in full on that date.

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

Allowance/provision for credit losses (Adoption of ASC 326, Currently Expected Credit Losses (CECL), January 1, 2023)

As of January 1, 2023, the company adopted Accounting Standards Codification 326, Financial Instruments – Credit Losses (ASC 326) using the modified retrospective approach, which required a lifetime, current expected credit loss (CECL) measurement objective for the recognition of credit losses at the time a loan is originated or acquired. The allowance for credit losses is adjusted each period for changes in expected lifetime credit losses for loans and accrued interest.

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

- Fair value estimates - real property collateral for loans

The fair value of real property (as to loan collateral and REO, if any) is determined by exercise of judgment based on RMC’s management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values, and publicly available information on in-market transactions. Three methods are utilized: 1) market-comparables or sales approach; 2) cost to replace; and 3) capitalized cash flows or income approach. These may or may not result in a common, single value. The market-comparables approach may yield different values depending on certain basic assumptions, including the consideration of adjustments made for any attributes specific to the real estate. The application of these methods – and the assumptions utilized – could result in materially different amounts being reported in the financial statements, as the amount of credit losses, if any, recognized may vary based on the estimates and assumptions used.

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

Results of Operations

The following discussion describes our results of operations for 2024 and 2023.

Key performance indicators

Key performance indicators are presented in the following table ($ in thousands).

	2024	2023
Members’ capital, gross – end of period balance	$65,995	$69,018
Members’ capital, gross – average daily balance	$68,831	$70,932

Member redemptions(1)	$3,458	$4,240

Secured loans principal – end of period balance	$53,475	$62,916
Secured loans principal – average daily balance	$67,014	$71,135

Number of first trust deeds	27	34
Principal – first trust deeds	$46,945	$52,263
Weighted average OLTV – first trust deeds(2)	59.3%	54.5%

Number of second trust deeds	9	13
Principal – second trust deeds	$6,530	$10,653
Weighted average OLTV – second trust deeds(2)	55.9%	55.2%

Interest income	$6,818	$6,776
Portfolio interest rate(3)	9.4%	9.0%
Effective yield rate(4)	10.2%	9.5%

Line of credit – end of period balance	$4,000	$2,153
Line of credit – average daily balance(5)	$6,937	$7,740

Interest expense	$675	$674
Interest rate – line of credit(5)	8.6%	8.6%

Provision for (recovery of) loan losses	$90	$—

Total operations expense(9)	$2,719	$2,334

Net income(9)	$3,388	$3,808
Percent of average members’ capital(6)(7)	4.9%	5.3%

Member distributions	$3,122	$3,457
Percent of average members’ capital(6)(8)	4.5%	4.9%

(1)
Eligible redemption requests at December 31, 2024 of approximately $24.3 million are carried forward to subsequent quarters until paid. (Scheduled redemptions of members’ capital were $12.0 million as of December 31, 2023).
(2)
The LTVs use the fair value at origination of the loans (OLTV).
(3)
Stated note interest rate, weighted daily average (annualized).
(4)
Percent of secured loans – average daily balance (annualized). In 2024 and 2023 the company collected post-maturity and default interest of $552 thousand and $250 thousand, respectively, with respect to multiple loans, which amounts were above the interest rates on the related notes.
(5)
Interest rate of Line of Credit, weighted daily average (annualized). See Note 5 (Line of Credit) to the financial statements included in Part 1, Item 1 of this report for a presentation of the activity and discussion of the terms and conditions of the loan agreement.
(6)
Percent of members’ capital, gross – average daily balance (annualized).
(7)
Percent based on the net income available to members (excluding 1% allocated to manager).

(8)
Members Distributions is net of O&O expenses allocated to members’ accounts during the year.
(9)
In 2023 and 2024, RMC – at its sole discretion – collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income), which increased the net income, cash available for distribution, and the net-distribution rate. See Note 3 (Manager and Other Related Parties) to the financial statements included in Part 1, Item 1 of this report for a detailed discussion of fees and cost reimbursements to which the manager is entitled.

Redemptions of members’ capital

The Operating Agreement provides for a unit redemption program, whereby a member may redeem all or part of their units, subject to certain limitations. The price paid for redeemed units is based on the lesser of the purchase price paid by the redeeming member or the member’s capital account balance as of the date of each redemption payment. The maximum redemption per quarter per individual member is the greater of (i) 100 thousand units, or (ii) 25% of the member’s total outstanding units.

The company redeems units quarterly. Pursuant to our Operating Agreement, in the event that redemption requests in excess of the foregoing limitations are received by the manager, eligible redemption requests are to be honored in the following order of priority:

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

Redemptions of members’ capital for 2024 and 2023 are presented in the following table ($ in thousands).

Redemptions	2024	2023
Without penalty	$3,457	$4,215
With penalty	1	25
Total	$3,458	$4,240
Early withdrawal penalties	$—	$1

Eligible members’ capital redemption requests at December 31, 2024 approximated $24.3 million, of which

•
$22.2 million were scheduled but unpaid redemption requests received in 2024 at or prior to September 30, 2024; and
•
$2.1 million were new redemption requests received in the quarter ended December 31, 2024 that will be eligible for redemption at March 31, 2025.

Eligible members’ capital redemption requests at December 31, 2023 approximated $12.0 million, of which

•
$7.1 million were scheduled but unpaid redemption requests received in 2023 at or prior to September 30, 2023; and
•
$4.9 million were new redemption requests received in the quarter ended December 31, 2023 that became eligible for redemption at March 31, 2024.

Secured loans

The manager has sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a secured loan portfolio that has substantial protective equity (i.e., property value to outstanding debt) as indicated by the overall weighted average loan-to-value ratio (LTV) which at December 31, 2024 was approximately 58.9% at the time of origination. Thus, pursuant to the appraisal-based valuations at the time of loan inception, borrowers had, in the aggregate, equity of 41.1% in the property, and we as a lender have lent in the aggregate 58.9% (including other senior liens on the property, for other than first-lien loans) against the properties we hold as collateral for the repayment of our loans.

Secured loans, principal, advances and interest unpaid, by LTV and lien position.

LTVs presented in the following tables have been updated for changes in fair values of the collateral as indicated by appraisals, broker opinion of value, or other external market evidence received by the manager after the origination of the loan, if any.

Secured loans, principal by LTV and lien position at December 31, 2024 are presented in the following table ($ in thousands).

	Secured loans, principal
LTV(1)	First trust deeds	Percent(2)	Second trust deeds	Percent(2)	Total principal	Percent(2)
<40%	$4,721	8.8%	$1,024	1.9%	$5,745	10.7%
40-49%	7,800	14.6	1,900	3.6	9,700	18.2
50-59%	6,271	11.7	—	0.0	6,271	11.7
60-69%	11,916	22.3	1,920	3.6	13,836	25.9
Subtotal <70%	30,708	57.4	4,844	9.1	35,552	66.5

70-79%	6,914	12.9	1,686	3.2	8,600	16.1
Subtotal <80%	37,622	70.3	6,530	12.3	44,152	82.6

≥80%(3)	9,323	17.4	—	0.0	9,323	17.4

Total	$46,945	87.7%	$6,530	12.3%	$53,475	100.0%

(1)
LTV classifications in the table above are based on the sum of principal, advances and interest unpaid at December 31, 2024.
(2)
Percent of secured loans principal, end of period balance.
(3)
One loan with principal of $1.5 million had an LTV of 100% at its origination at December 31, 2024. The loan agreement was executed by an individual with extensive real estate holdings and substantial financial resources. The loan is fully amortizing in 36 monthly payments.

Secured loans (loan balance), with payments in arrears, by LTV and lien position at December 31, 2024 are presented in the following tables ($ in thousands).

	Secured loans with payments in arrears, principal
LTV(4)	First trust deeds	Percent(5)	Second trust deeds	Percent(5)	Total principal	Percent(5)
<40%	$—	0.0%	$—	0.0%	$—	0.0%
40-49%	—	0.0	—	0.0	—	0.0
50-59%	—	0.0	—	0.0	—	0.0
60-69%	—	0.0	760	1.4	760	1.4
Subtotal <70%	—	0.0	760	1.4	760	1.4

70-79%	2,583	4.8	—	0.0	2,583	4.8
Subtotal <80%	2,583	4.8	760	1.4	3,343	6.2

≥80%	7,823	14.6	—	0.0	7,823	14.6

Total	$10,406	19.4%	$760	1.4%	$11,166	20.8%

(4)
LTV classifications in the table above are based on the sum of principal, advances and interest unpaid at December 31, 2024.
(5)
Percent of secured loans principal, end of period balance.

The $11.2 million loans with payments in arrears is comprised of the following six loans:

•
In San Francisco, a 3-unit mixed use building. The borrower is current per their forbearance agreement. The loan matures in December 2025.
•
In Palo Alto, a vacant office building with approved plans for a senior living housing facility. The borrower is currently delinquent on both loan payments and property taxes.
•
In Milpitas, an occupied single tenant industrial building. The loan matured in August 2023 and the borrower continues to make monthly interest payments.
•
In San Bruno, a commercial property operated as an owner/user restaurant. The borrower is currently delinquent, has forced place insurance and delinquent on property taxes.

•
In Napa, a single-family home secured by a 1st lien deed of trust. The loan matured December 2024, and the borrower is not making monthly payments.
•
In San Francisco, a 3-unit multi-family building. The loan matured in December 2024, Redwood has entered into a 3 month loan extension. The borrower is current per the note.

Secured loans (loan balance) for matured loans, by LTV and lien position at December 31, 2024 are presented in the following table ($ in thousands).

	Secured loans past maturity, principal
LTV(6)	First trust deeds	Percent(7)	Second trust deeds	Percent(7)	Total principal	Percent(7)
<40%	$—	0.0%	$—	0.0%	$—	0.0%
40-49%	—	0.0	—	0.0	—	0.0
50-59%	—	0.0	—	0.0	—	0.0
60-69%	—	0.0	760	1.4	760	1.4
Subtotal <70%	—	0.0	760	1.4	760	1.4

70-79%	635	1.2	—	0.0	635	1.2
Subtotal <80%	635	1.2	760	1.4	1,395	2.6

≥80%	7,823	14.6	—	0.0	7,823	14.6

Total	$8,458	15.8%	$760	1.4%	$9,218	17.2%

(6)
LTV classifications in the table above are based on the sum of principal, advances and interest unpaid at December 31, 2024.
(7)
Percent of secured loans principal, end of period balance.

Payments in arrears for six secured loans (i.e., principal and interest payments past due 30 or more days) at December 31, 2024 totaled approximately $9.6 million of which approximately $9.2 million was principal and approximately $389 thousand was accrued interest. All but one secured loan with principal in arrears was in first lien position.

See Note 4 (Loans) to the financial statements included in Part II, Item 8 of this report for detailed presentations as to the secured loan portfolio, including loan characteristics, scheduled maturities, delinquency and payments in arrears, loans in non-accrual status and the allowance for credit losses.

Performance overview/net income 2024 v. 2023

Net income available to members as a percent of members’ capital, gross – average daily balance was 4.9% and 5.3% for the year ended December 31, 2024 and 2023, respectively. Net income decreased by approximately $420 thousand in 2024 as compared to 2023 due to an increase in operations expenses of approximately $385 thousand, partially offset by an increase in net interest income of approximately $41 thousand and an increase in gain on sale of loans of approximately $15 thousand. The portfolio interest rate on secured loans has increased by 0.45 percentage points to 9.4% since December 31, 2023; the effective yield rate increased by 0.70 percentage points to 10.2%. The effective yield rate increase is greater than the increase in the portfolio interest rate as a result of changes in the foregone interest on secured loans in non-accrual status and the collection of default and/or post-maturity interest.

Analysis and discussion of income from operations 2024 v. 2023

Significant changes to net income are summarized in the following table ($ in thousands).

	Net interest income	Provision for loan losses	Operations expense	Net income
Year ended
December 31, 2024	$6,143	90	2,719	$3,388
December 31, 2023	6,102	—	2,334	3,808
Change	$41	90	385	$(420)

Change
Decrease in secured loans principal - average daily balance	$(421)	—	(8)	$(413)
Effective yield rate	459	—	—	459
Decrease in members’ capital - average daily balance	—	—	(38)	38
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	8	(8)
Interest on line of credit	44	—	—	44
Amortization of debt issuance costs	(3)	—	—	(3)
Late fees	—	—	—	(1)
Gain on sale, loans	—	—	—	15
Decrease in allocable expenses from RMC	—	—	(244)	244
RMC fees/costs reimbursements collected	—	—	272	(272)
Interest on unsecured borrowings	(32)	—	—	(32)
Interest on notes payable to related parties	(6)	—	—	(6)
Allowance for loan losses, specific reserve	—	90	—	(90)
Tax compliance services	—	—	29	(29)
Expanded legal services	—	—	136	(136)
Timing of services rendered	—	—	(82)	82
Independent contractors	—	—	105	(105)
Expanded audit services	—	—	185	(185)
Other	—	—	22	(22)
Change	$41	90	385	$(420)

The table above displays only significant changes to net income for the period and is not intended to cross foot.

Net interest income

Net interest income increased approximately $41 thousand (0.7%) in 2024 compared to 2023. The increase in net interest income is due to an increase in interest income of approximately $42 thousand (0.6%) resulting from an increase in effective yield rate of 0.6 percent (6.8%) compared to 2023, although the average daily balance of secured loans decreased approximately $4.1 million (5.8%). In 2024 and 2023 the company collected post-maturity and default interest of $552 thousand and $250 thousand, respectively, with respect to multiple loans, which amounts were above the interest rates on the related notes.

Interest expenses on the line of credit decreased approximately $44 thousand (6.1%) in 2024 compared to 2023 due to a decrease in the line of credit – average daily balance of approximately $803 thousand (10.4%). The decrease in interest expense on the line of credit is offset by an increase in the amortized debt issuance costs of $4 thousand (14.3%) and an increase of interest expenses on intercompany promissory notes and intercompany unsecured borrowings of approximately $38 thousand (100%). See Key performance indicators table included above in Part II, Item 7 of this report for details on the average interest rate on the line of credit.

Provision/allowance for credit losses

See Note 4 (Loans) to the financial statements included in Part II, Item 8 of this report for a detailed presentation of the provision/allowance for credit losses.

In December 2024, a $90 thousand increase in the allowance for credit losses was recorded based upon our assessment of expected credit losses for loans with an LTV at or above 80%.

Operations expense 2024 v. 2023

Significant changes to operations expense are summarized in the following table ($ in thousands).

	Mortgage servicing fees	Asset management fees	Costs from RMC, net	Professional services	Other	Total
Year ended
December 31, 2024	$169	471	396	1,655	28	$2,719
December 31, 2023	177	510	360	1,264	23	2,334
Change	$(8)	(39)	36	391	5	$385

Change
Decrease in secured loans principal - average daily balance	$(8)	—	—	—	—	$(8)
Decrease in members’ capital - average daily balance	—	(39)	—	—	—	(39)
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	8	—	—	8
Decrease in allocable expenses from RMC	—	—	(244)	—	—	(244)
RMC fees/costs reimbursements collected	—	—	272	—	—	272
Tax compliance services	—	—	—	29	—	29
Expanded legal services	—	—	—	136	—	136
Timing of services rendered	—	—	—	(82)	—	(82)
Independent contractors	—	—	—	105	—	105
Expanded audit services	—	—	—	185	—	185
Other	—	—	—	18	5	23
Change	$(8)	(39)	36	391	5	$385

Mortgage servicing fees

The decrease in mortgage servicing fees of approximately $8 thousand in 2024 compared to 2023 was due to a decrease in the average daily balance – secured loans of approximately $4.1 million at the annual mortgage servicing fee to RMC of 0.25%. The decrease in the average daily balance – secured loans was due to a reduction in members’ capital.

Asset Management Fees

The decrease in asset management fees of approximately $39 thousand in 2024 compared to 2023 was due to a decrease in the members’ capital base used to compute the asset management fee. The asset management fee is computed using the prior year end member’s capital base which is the then fair value of the company’s loans plus working capital reserves less outstanding debt.

Costs from RMC, net

RMC is entitled to request reimbursement for operations expense incurred on behalf of RMI IX, including without limitation, RMC's personnel and non-personnel costs incurred for qualifying business activities, including investor services, accounting, tax and data processing, postage and out-of-pocket general and administration expenses. In 2024, RMC – at its sole discretion – collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income).

The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $545 thousand and $787 thousand in 2024 and 2023, respectively. The reimbursement of costs from RMC waived was approximately $149 thousand and $427 thousand in 2024 and 2023, respectively. In October 2024 , RMC, at its sole discretion, began collecting the full amount of the qualifying costs attributable to RMI IX to which it was entitled.

Professional services

Professional services consist primarily of information technology, legal, audit and tax compliance, and contractors fees and expenses.

The increase in professional services of approximately $391 thousand in 2024 compared to 2023 was due to increased fees to independent contractors, an increase in legal fees due to expanded legal services, an increase in audit fees due to expanded audit services, partially offset by a decrease due to timing differences of services rendered. Costs for these professional services have been increasing – and are expected to continue to increase – as the demands (and complexity) of regulatory, accounting and tax compliance increase and the rate at which firms charge for their services increases.

Cash flows and liquidity

Cash flows by business activity are presented in the following table ($ in thousands).

	2024	2023
Members’ capital
Earnings distributed to members, net of DRIP	$(2,713)	$(2,019)
Redemptions, net	(3,472)	(4,224)
O&O expenses repaid by RMC	31	48
Early withdrawal penalties	—	(1)
Cash – members’ capital, net	(6,154)	(6,196)

Borrowings
Line of credit borrowings (payments), net	1,847	(7,747)
Interest paid	(621)	(671)
Debt issuance costs paid	(66)	—
Promissory note received from related party	940	—
Promissory note repaid to related party	(940)	—
Promissory note received from third party	1,500	—
Promissory note repaid to third party	(1,500)	—
Unsecured borrowings received from related mortgage funds	2,500	—
Unsecured borrowings repaid to related mortgage fund	(2,500)	—
Cash – borrowings, net	1,160	(8,418)
Cash – members’ capital and borrowings, net	(4,994)	(14,614)

Loan principal/advances/interest
Loans funded & advances, net	(42,440)	(29,172)
Principal collected	46,747	39,558
Loans transferred from related mortgage funds	—	(3,393)
Loans transferred to related mortgage fund	—	1,142
Loans sold to non-affiliate	4,068	1,514
Interest received, net	6,657	6,599
Late fees	27	97
Promissory note funded to related mortgage fund	—	(3,300)
Promissory note repaid by related mortgage fund	2,800	500
Cash – loans, net	17,859	13,545

Formation loan collected	208	208

Operations expense	(2,727)	(2,482)

Net change in cash	$10,346	$(3,343)
Cash, end of year	$12,058	$1,712

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

To determine the amount of cash to be distributed in any month, the company relies in part on its forecast of full-year net income, which takes into account the difference between the forecasted net income for the remainder of the year and actual results in the year to date and the requirement to maintain a cash reserve. As of December 31, 2024, the difference between earnings allocated to members’ capital accounts and net income available to members was approximately $252 thousand, and is expected to be offset by future earnings in excess of net distributions in 2025.

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

The distribution reinvestment plan (“DRIP”) provision of the Operating Agreement permitted members to elect to have all or a portion of their monthly distributions reinvested in the purchase of additional units. Cash available for distributions allocable to members who had elected to participate in the DRIP was distributed and reinvested in units at each month end. Earnings distributed and reinvested in DRIP were approximately $442 thousand and $1.5 million in 2024 and 2023, respectively.

In July 2024, members who had elected to participate in the DRIP were notified by a letter included with their June 2024 monthly statements that the DRIP was closed. As a result of this closure, members that previously did not receive quarterly income distributions because of their enrollment in the DRIP received income distribution checks for the quarter ended September 30, 2024 and will continue to receive quarterly income distributions thereafter to the extent of cash available for distribution.

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

See Note 5 (Line of Credit) to the financial statements included in Part II, Item 8 of this report for a detailed presentation of the activity and discussion on the terms and provisions of the original credit agreement (and subsequent modifications), which presentation is incorporated by this reference into this Item 8.

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

The manager believes these sources of funds will provide sufficient funds to adequately meet financial obligations for the next twelve months.

Contractual obligations and commitments

At December 31, 2024, the company had no construction or rehabilitation loans outstanding, no loan commitments pending, and no off-balance sheet arrangements as such arrangements are not permitted by the Operating Agreement. Note 3 (Manager and Other Related Parties) to the financial statements included in Part II, Item 2 of this report presents detailed discussion of the company’s contractual obligations to RMC.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8 – Financial Statements and Supplementary Data

The following financial statements of Redwood Mortgage Investors IX, LLC at and for the years ended December 31, 2024 and 2023 are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members

Redwood Mortgage Investors IX, LLC

San Mateo, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Redwood Mortgage Investors IX, LLC (a Delaware Limited Liability Company) (the “Company”) as of December 31, 2024 and 2023, the related statements of income, changes in members’ and manager’s capital, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses (“ACL”)

As described in the Company’s financial statements, the Company had a gross loan portfolio of $54.1 million and related ACL of $0.2 million as of December 31, 2024. The ACL estimates the lifetime expected credit losses for each loan utilizing a credit loss model. The determination of whether an ACL is necessary considers historical loss experience, current fair value of collateral, current real estate and financial market conditions, and reasonable and supportable forecasts about future economic scenarios. The evaluation of the fair value of the collateral involves significant estimates that require a high degree of management’s judgment. Management utilizes significant judgment to appropriately determine the fair value of collateral obtained from third-party appraisals.

We identified the appropriateness of comparable sales properties, assumed market capitalization rates, and net operating income ("NOI") used within these appraisals to be a critical audit matter. Auditing these assumptions requires especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•
Assessing the relevance and reliability of comparable sales properties, assumed market capitalization rates, and NOI used to support management’s valuation of the underlying collateral. This involves comparing the data to third-party sources and evaluating the recency and comparability of market transactions used in the appraisals.

•
Utilizing personnel with specialized skill and knowledge in real estate valuation to assist in assessing: (i) the appropriateness of the valuation methodologies; and (ii) the reasonableness of the comparable real estate sales transactions, including any adjustments made in the appraisals, or assumptions about NOI and appropriate capitalization rates.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2015.

San Francisco, California

April 23, 2025

REDWOOD MORTGAGE INVESTORS IX, LLC

Balance Sheets

December 31, 2024 and 2023

($ in thousands)

ASSETS	2024	2023
Cash, in banks	$12,058	$1,712
Loan payments in trust	29	28
Loans held for sale	1,065	—
Loans
Principal	53,475	62,916
Advances	54	2
Accrued interest	611	572
Prepaid interest	(11)	(107)
Loan balances secured by deeds of trust	54,129	63,383
Allowance for credit losses	(210)	(120)
Loan balances secured by deeds of trust, net	53,919	63,263
Debt issuance costs, net	41	7
Promissory note from related mortgage fund (Note 3)	—	2,800
Other receivable	3	—
Total assets	$67,115	$67,810

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable and accrued liabilities	$109	$111
Payable to related mortgage fund (Note 3)	—	18
Payable to manager (Note 3)	93	57
Distribution and redemptions to members (Note 3)	—	15
Line of credit	4,000	2,153
Total liabilities	4,202	2,354

Commitments and contingencies (Note 6)

Members’ and manager’s capital, net	65,607	68,358
Receivable from manager (formation loan) (Note 3)	(2,694)	(2,902)
Members’ and manager’s capital, net of formation loan	62,913	65,456
Total liabilities and members’ capital	$67,115	$67,810

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Income

For the Years Ended December 31, 2024 and 2023

($ in thousands)

	2024	2023
Revenue
Interest income	$6,818	$6,776
Interest expense	(675)	(674)
Net interest income	6,143	6,102
Late fees	30	31
Gain on sale, loans	24	9
Total revenue, net	6,197	6,142

Provision for credit losses	90	—

Operations expense
Mortgage servicing fees to Redwood Mortgage Corp.	169	177
Asset management fees to Redwood Mortgage Corp.	471	510
Costs from Redwood Mortgage Corp., net (Note 3)	396	360
Professional services	1,655	1,264
Other	28	23
Total operations expense	2,719	2,334
Net income	$3,388	$3,808

Net income
Members (99%)	$3,354	$3,770
Manager (1%)	34	38
	$3,388	$3,808

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Changes in Members’ and Manager's Capital

For the Years Ended December 31, 2024 and 2023

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at December 31, 2023	$69,018	$82	$(742)	$68,358
Net income	3,354	34	—	3,388
Earnings distributed	(3,122)	(33)	—	(3,155)
Earnings distributed/reinvested in DRIP	442	—	—	442
Redemptions	(3,458)	—	—	(3,458)
Organization and offering expenses allocated	(239)	—	239	—
Organization and offering expenses repaid by RMC	—	—	32	32
Balance at December 31, 2024	$65,995	$83	$(471)	$65,607

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at December 31, 2022	$71,730	$82	$(1,045)	$70,767
Adoption of ASC 326	(6)	(1)	—	(7)
Balance at January 1, 2023	71,724	81	(1,045)	70,760
Net income	3,770	38	—	3,808
Earnings distributed	(3,457)	(37)	—	(3,494)
Earnings distributed/reinvested (DRIP)	1,476	—	—	1,476
Redemptions	(4,240)	—	—	(4,240)
Organization and offering expenses allocated	(255)	—	255	—
Organization and offering expenses repaid by RMC	—	—	48	48
Balance at December 31, 2023	$69,018	$82	$(742)	$68,358

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Years Ended December 31, 2024 and 2023

($ in thousands)

	2024	2023
Operations
Interest income received	$6,657	$6,599
Interest expense paid	(621)	(671)
Late fees and other loan income	27	97
Operations expense	(2,727)	(2,482)
Total cash provided by operations	3,336	3,543
Investing
Loans funded	(42,389)	(29,190)
Principal collected	46,747	39,558
Loans transferred from related mortgage funds	—	(3,393)
Loans transferred to related mortgage fund	—	1,142
Proceeds from loans sold to non-affiliate, net	4,068	1,514
Advances (made) collected	(51)	18
Promissory note funded to related mortgage fund	—	(3,300)
Promissory note repaid by related mortgage fund	2,800	500
Total cash provided by investing	11,175	6,849
Financing
Members’ and manager's capital
Distributions to members and manager
Earnings distributed, net of DRIP	(2,713)	(2,019)
Redemptions, net of early withdrawal penalties (Note 3)	(3,472)	(4,224)
Total distributions to members and manager	(6,185)	(6,243)
Organization and offering expenses repaid by RMC, net	31	48
Early withdrawal penalties	—	(1)
Cash (used in) members’ and manager’s capital	(6,154)	(6,196)
Promissory note received from related parties	940	—
Promissory note repaid to related parties	(940)	—
Promissory note received from third party	1,500	—
Promissory note repaid to third party	(1,500)	—
Line of credit
Advances	23,250	8,862
Repayments	(21,403)	(16,609)
Debt issuance costs	(66)	—
Cash provided by (used in) line of credit	1,781	(7,747)
Unsecured borrowings received from related mortgage funds	2,500	—
Unsecured borrowings repaid to related mortgage fund	(2,500)	—
Formation loan collected	208	208
Total cash (used in) financing	(4,165)	(13,735)
Net increase (decrease) in cash	10,346	(3,343)
Cash, beginning of year	1,712	5,055
Cash, end of year	$12,058	$1,712

Non-cash investing activities for 2024 and 2023 include five loans transferred to held for sale of approximately $5.1 million and two loans transferred to held for sale of approximately $1.5 million, respectively. At December 31, 2024, there was one loan classified as held for sale. The loan was sold to an unaffiliated bank in January, 2025 for the amount owed on the note plus a premium, resulting in a gain of approximately $8 thousand. The two loans transferred in 2023 were sold to unaffiliated third parties for the amount owed on the note plus a premium, resulting in a gain of approximately $9 thousand.

Principal collected in 2023 includes $4.2 million received from an escrow company/title insurer for payment in full of principal owed on a secured loan funded in 2023 that was deemed to have cleared escrow with a defective lien. The insurer did not contest RMI IX’s claim for reimbursement and timely remitted the principal, interest and late fees owed.

Non-cash financing activities for 2024 and 2023 include earnings distributed to the DRIP of $442 thousand and $1.5 million, respectively.

Non-cash financing activities for 2023 include member redemption of approximately $15 thousand which was paid out in January 2024 and is included in the balance sheet as payable to related parties as of December 31, 2023.

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Years Ended December 31, 2024 and 2023

($ in thousands)

Reconciliation of net income to total cash provided by operations	2024	2023
Net income	$3,388	$3,808
Adjustments to reconcile net income to total cash provided by operations
Gain on sale, loans	(24)	(9)
Amortization of debt issuance costs	32	28
Provision for (recovery of) loan losses	90	—
Change in operating assets and liabilities
Loan payments in trust	(3)	66
Accrued interest	(65)	(28)
Prepaid interest	(96)	(147)
Prepaid expenses	—	2
Other receivable	(3)	—
Accounts payable and accrued liabilities	(1)	2
Payable to related parties	18	(179)
Total adjustments	(52)	(265)
Total cash provided by operations	$3,336	$3,543

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2024 and 2023

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

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2024 and 2023

Lending and investment guidelines and criteria

The company intends to hold until maturity the loans in which it invests and does not presently intend to invest in mortgage loans primarily for the purpose of reselling such loans in the ordinary course of business; however, the company may sell mortgage loans (or fractional interests therein) when the manager determines that it appears to be advantageous for the company to do so, based upon prevailing and expected interest rates, the length of time that the loan has been held by the company and the expected time to maturity and/or payoff of the loan, the company’s credit risk and concentration risk and the overall investment objectives of the company. Loans sold to third parties may be sold for par, at a premium or, in the case of non-performing or under performing loans, at a discount. Company loans may be sold to third parties or to the manager or its related mortgage funds; however, any loan sold to the manager or a related mortgage fund will be sold for a purchase price equal to the greater of (i) the par value of the loan or (ii) the fair market value of the loan. The manager will not receive commissions or broker fees with respect to loan sales conducted for the company; however, selling loans will increase members’ capital available for investing in new loans for which the manager will earn brokerage fees and other forms of compensation.

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

As of December 31, 2024, the difference between earnings allocated to members’ capital accounts and net income available to members was approximately $252 thousand, and is expected to be offset by future earnings in excess of net distributions in 2025.

Distribution reinvestment plan (“DRIP”), closed July 2024

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

December 31, 2024 and 2023

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

December 31, 2024 and 2023

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

Payments on loans are applied in the following order: accrued interest, advances, and lastly to principal. Late fees and post-maturity/default interest are recognized in the period received, as collectability is not assured until then. Amounts are calculated based on the terms of the note. Pursuant to California regulatory requirements, borrower payments are deposited into a trust account established by RMC with an independent bank (and are presented on the balance sheet as “Loan payments in trust”). Funds are disbursed to the company’s bank account as collected, which can range from same day for wire transfers and to two weeks after deposit for checks.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2024 and 2023

The company funds loans with the intent to hold until maturity. From time to time the company may sell certain loans to unaffiliated third parties. Loans are classified as held-for-sale once a decision has been made to sell loans and the loans to be held-for-sale have been identified. Loans classified as held-for-sale are carried at the lower of amortized cost or fair value.

Performing loans that are maturing or have matured may be renewed at then current market rates of interest and terms for new loans. Such loan extensions are typically deemed to be modifications rather than new originations under US GAAP per the manager’s evaluation of the changes to terms of the notes.

Loans are placed on non-accrual status when the manager determines that the primary source of repayment will come from the acquisition by foreclosure (or acquisition by deed in lieu of foreclosure) and subsequent sale of the collateral securing the loan (e.g., a notice of sale is filed and/or when a borrower files for bankruptcy) or when the loan is no longer considered well-secured (i.e., the LTV for the loan based on the estimated net realizable value of the collateral and the total principal, advances and accrued interest (at the note rate) is at or greater than eighty percent (80%), seventy-five percent (75%) for lands outside of metropolitan areas) and the borrower has payments in arrears.

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

In conjunction with the adoption of Currently Expected Credit Losses (CECL) (see below Allowance for Credit Losses), the company changed its guidelines for non-accrual status and recognized a cumulative-effect adjustment with a net decrease to members’ and manager’s capital of $7 thousand, consisting of an increase to the allowance for credit losses of $65 thousand to recognize lifetime expected credit losses for secured loans at December 31, 2022, and the recognition of $58 thousand of previously foregone interest for loans designated non-accrual at December 31, 2022.

Allowance for credit losses (Adoption of ASC 326, Currently Expected Credit Losses (CECL), January 1, 2023)

The allowance for credit losses is recognized based on current expected lifetime credit losses at the time a loan is originated or acquired. For RMI IX’s loans, generally no loss is expected at origination, given the substantial protective equity (resulting from low LTVs), the predominance of first lien loans, the short duration of the loans, and the property-type and location of the collateral.

The present fair values of the collateral are re-assessed periodically (determined by the manager’s assessment of markets and/or property types that are deemed possibly to have changed and the time since the last valuation of the loan’s collateral) and the resultant protective equity for each loan is determined. As used herein, “protective equity” is the dollar amount by which the net realizable value (i.e., fair value less the cost to sell) of the collateral, net of any senior liens and claims, exceeds the loan balance.

Loan balances (as stated on the Balance Sheets, is the sum of principal, advances and interest) are analyzed on a periodic basis for ultimate recoverability, and the allowance for credit losses is adjusted each period for changes in expected credit losses. The ultimate collectability of the amounts owed is reliant on the estimation of the present fair value of the real property collateral and the remaining time to maturity.

The determination of the probability-of-loss (and thereby the determination of the amount of the allowance for expected credit losses) considers current fair value of collateral and the resultant protective equity, the time to maturity, the lien position, current real estate and financial markets, as well as reasonable and supportable forecasts about future economic scenarios and – to a lesser extent - historical loss experience. The forward-looking estimates consider the likelihood that any combination of events would adversely impact economic conditions and real estate markets in California such that the substantial protective equity existing for the loans would no longer be sufficient to collect the recorded amounts of principal, advances and accrued interest due on the loan.

Expected credit losses are determined on a collective (pool) basis when similar risk characteristic(s) exist. When determining risk characteristics to include in its pooling assessment, the following are most determinant.

- LTV: The ratio of the outstanding loan balance to the fair value of the underlying collateral, and thereby the amount of protective equity of the company’s loans, is the most determinant attribute at inception of the loan and ongoing in estimating incurred and lifetime expected credit losses. Further to reducing the risk of loss, the company’s loans are predominantly first mortgages, but second lien deeds of trust are not infrequent nor insignificant.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2024 and 2023

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

- Location and property type: The company’s loans are secured by commercial and residential real estate in coastal California metropolitan areas, typically in the Bay Area (including Silicon Valley) but also elsewhere in Northern and Southern California.

Given the limited number of loans and the short terms for which the loans are written (and the potentially even shorter duration given that the loans are written without a prepayment penalty), at each reporting date the company performs a risk analysis as to real estate market conditions (by property type) in the California areas in which loan collateral is located and performs a loan-by-loan analysis to determine the current net realizable value of the real property collateral and the remaining time to maturity. Loans with similar LTVs are included in pools and the weighted average LTVs in forward periods are forecasted – by lien position – for those loans expected (on a contractual maturity basis) to be then outstanding. No expected extensions, renewals, or modifications are factored in as the company’s loans do not contain renewal options that can be unconditionally exercised by the borrowers. This methodology/analysis determines if there is any amount outstanding in any future period in the contractual lifetime of the loan(s) in which a real estate market decline in values is expected to occur that would be sufficient to put at risk – given the protective equity provided by the excess of the net realizable value of the collateral to the loan balance – the collection in full of amounts owed, including accrued interest and advances, if any, secured by the deeds of trust. Loans (and/or pools of loans) for which the LTVs are such that a loss within the contractual lifetime is expected, loan by loan analyses are undertaken using the likelihood of loss and the percentage (and/or amount) of the loss to determine the expected loss.

In arriving at the market determinations above, the manager consults a range of banking/industry and academic studies and forecasts.

If foreclosure (or negotiation of a deed in lieu of foreclosure) is concluded to be probable, the loan is considered to be collateral-dependent and the recorded investment in the loan would be adjusted to an amount not to exceed the net realizable value of the real estate and other assets to be acquired, net of senior liens/mortgage debt plus the liabilities to be assumed. The determination of whether a loan is determined to be collateral-dependent requires judgment and considers the status of the loan (i.e., legal action is undertaken to enforce the lender’s rights to repayment) and the status of the borrower (e.g. has the borrower filed for bankruptcy protection).

For a loan that is deemed collateral dependent for repayment, a provision for credit losses would be recorded, if necessary, to adjust the allowance for credit losses by an amount such that the net carrying amount (the loan balance, net of foregone interest for loans in non-accrual status) would be reduced to the lower of the net realizable value of the related collateral, net of any senior liens or the loan balance.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2024 and 2023

Accounting pronouncements recently adopted, Segment reporting

In 2024, the Company adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and requires enhanced disclosures about significant segment expenses and other segment items and requires public entities to disclose all annual disclosures about segments in interim periods. The new standard also permits entities to disclose more than one measure of segment profit or loss, requires disclosure of the title and position of the Chief Operating Decision Maker, and requires entities with a single reportable segment to provide all disclosures required by Topic 280.

Recent accounting pronouncements not yet adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) which requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and are expected to require little, if any, additional disclosure for the company.

NOTE 3 – MANAGER AND OTHER RELATED PARTIES

The Operating Agreement provides for compensation to the manager and for the reimbursement of qualifying costs as detailed below. RMC is entitled to 1% of the net income or loss of the company. RMC, at its sole discretion, collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income), which increased the net income, cash available for distribution, and the net-distribution rate. The cost-reimbursement waivers in 2024 and 2023 by RMC were not made for the purpose of providing RMI IX with sufficient funds to satisfy any required level of distributions, as the Operating Agreement has no such required level of distributions, nor to meet withdrawal requests.

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

Costs from RMC, net

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

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2024 and 2023

The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $545 thousand and $787 thousand in 2024 and 2023, respectively. The reimbursement of costs waived by RMC, at its sole discretion, was approximately $149 thousand and $427 thousand in 2024 and 2023, respectively. In October 2024, RMC began collecting the full amount of the qualifying costs attributable to RMI IX to which it was entitled.

Loan administrative fees

The manager is entitled to receive a loan administrative fee of up to one percent (1%) of the principal amount of each new loan funded or acquired for services rendered in connection with the selection and underwriting of loans payable upon the closing or acquisition of each loan. Since August 2015, RMC, at its sole discretion, has waived loan administrative fees on new originations. The total amount of loan administrative fees waived was approximately $439 thousand and $298 thousand in 2024 and 2023, respectively.

Formation loan

Commissions for unit sales to new members paid to broker-dealers (“B/D sales commissions”) and premiums paid to certain investors upon the purchase of units were paid by RMC and were not paid directly by RMI IX out of unit-sales proceeds. Instead, RMI IX advanced to RMC amounts sufficient to pay the B/D sales commissions and premiums to be paid to investors. Such advances in total were not to exceed seven percent (7%) of offering proceeds, and when offerings of units to new members ended on April 30, 2019, totaled approximately $5.6 million. The receivable arising from the advances is unsecured and non-interest bearing and is referred to as the “formation loan”.

Formation loan transactions for 2024 and 2023 are presented in the following table ($ in thousands).

	2024	2023
Balance, January 1	$2,902	$3,110
Payments received from RMC	(208)	(208)
Balance, December 31	$2,694	$2,902

The formation loan is being repaid in annual installments of approximately $208 thousand to coincide with the term of the company. The installments may be paid by RMC either in full on December 31st of each calendar year during the term of the company or in four equal quarterly installments. The primary source of repayment of the formation loan is the loan brokerage commissions earned by RMC. The formation loan is forgiven if the manager is removed and RMC is no longer receiving payments for services rendered. As such, the formation loan is presented as contra equity.

Redemptions of members’ capital

Redemptions of members’ capital for 2024 and 2023 are presented in the following table ($ in thousands).

Redemptions	2024	2023
Without penalty	$3,457	$4,215
With penalty	1	25
Total	$3,458	$4,240
Early withdrawal penalties	$—	$1

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

Redemptions of members’ capital received by the manager and unpaid at December 31, 2024 approximated $24.3 million, of which,

•
$22.2 million were received at or prior to September 30, 2024, and
•
$2.1 million were received in the quarter ended December 31, 2024 and will be eligible at March 31, 2025.

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

December 31, 2024 and 2023

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

Unallocated O&O transactions for the years ended December 31 are summarized in the following table ($ in thousands).

	2024	2023
Balance, January 1	$742	$1,045
O&O expenses allocated	(239)	(255)
O&O expenses paid by RMC(1)	(32)	(48)
Balance, December 31	$471	$742

(1)
RMC is obligated per the Operating Agreement to repay RMI IX for the amount of unallocated O&O expenses attributed to a member’s capital account if the member redeems prior to the 40 quarterly allocations. RMC estimated its future obligation to repay unallocated O&O expenses on scheduled redemptions as of December 31, 2024, to be approximately $6 thousand.

Other related party transactions

- Payable to/receivable from related parties

From time to time, in the normal course of business operations, the company may have payables to and/or receivables from related parties. At December 31, 2024, the payable to related party balance of approximately $93 thousand consisted exclusively of accounts payable to the manager.

At December 31, 2023, the payable to related party balance of approximately $90 thousand consisted of accounts payable of approximately $57 thousand to the manager and $18 thousand to a related mortgage fund. Also included were member redemptions of approximately $15 thousand.

- Loan transactions with related parties

In the ordinary course of business, performing loans may be transferred by executed assignment, in-part or in-full, between the RMC managed mortgage funds at par value, which approximates market value.

In 2023, related mortgage funds transferred to RMI IX four performing loans with aggregate principal of approximately $3.4 million in-full at par value, which approximates fair value. RMI IX paid cash for the loans and the related mortgage funds have no continuing obligation or involvement with the loans. No loans were transferred from related mortgage funds in 2024.

In 2023, RMI IX transferred to a related mortgage fund three performing loans with aggregate principal of approximately $1.1 million in-full at par value, which approximates fair value. The related mortgage fund paid cash for the loans and RMI IX has no continuing obligation or involvement with the loans. No loans were transferred to related mortgage funds in 2024.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2024 and 2023

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

The company’s loans are secured by real estate in coastal California metropolitan areas. The portfolio segments are first and second trust deeds mortgages and the key credit quality indicator is the LTV. First mortgages are predominant, but second lien deeds of trust are not infrequent nor insignificant. First-mortgage loans comprised 88% of the portfolio at December 31, 2024 (83% at December 31, 2023).

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2024 and 2023

Secured loans unpaid principal balance (principal)

Secured loan transactions for 2024 and 2023 are summarized in the following table ($ in thousands).

	2024			2023
	Total	First Trust Deeds	Second Trust Deeds	Total	First Trust Deeds	Second Trust Deeds
Principal, beginning of year	$62,916	$52,263	$10,653	$72,533	$59,250	$13,283
Loans funded	42,389	41,101	1,288	29,190	24,805	4,385
Principal collected(1)(2)	(46,747)	(41,336)	(5,411)	(39,558)	(30,157)	(9,401)
Loans transferred to held for sale	(1,065)	(1,065)	—	—	—	—
Loans transferred from related mortgage funds	—	—	—	3,393	1,461	1,932
Loans transferred to related mortgage fund	—	—	—	(1,142)	(997)	(145)
Loans sold to non-affiliate	(4,018)	(4,018)	—	(1,500)	(1,500)	—
Recategorized(3)	—	—	—	—	(599)	599
Principal, end of year	$53,475	$46,945	$6,530	$62,916	$52,263	$10,653

(1)
Includes principal collected and held in trust at December 31, 2024 of approximately $1 thousand offset by principal collected and held in trust at December 31, 2023 of approximately $3 thousand which was disbursed to the company in January 2024.
(2)
Includes $4.2 million received from an escrow company/title insurer for payment in full of principal owed on a secured loan funded in 2023 that was deemed to have cleared escrow with a defective lien.
(3)
A partial release of security by the reconveyance of the first lien deed of trust (the primary collateral) was affected (pursuant to the terms of the note) after receipt of the required borrower payments totaling $1.1 million in 2023; the second lien deed of trust thereby became the primary collateral and the loan was reclassified in the above table.

In each of 2024 and 2023, the company renewed eight maturing (or matured) loans with aggregate principal of approximately $19.5 million and $19.4 million, respectively, which are not included in the activity shown in the table above. The loans have an average extension period of approximately seven months and 14 months in 2024 and 2023, respectively, and were current and deemed well collateralized (i.e., the current LTV for the collateral was within lending guidelines as discussed in Note 2 to these financial statements). Interest rates charged to borrowers may be adjusted in conjunction with the loan extensions to reflect current market conditions (in 2024, two extension included rate increases).

In December 2024, the company received a secured note for $1.5 million with interest at 11.00%, with monthly payments of principal and interest such that the full amount owed is paid at maturity in 2027. The note refinanced an earlier note with the same borrower that matured in 2024 with a principal of $2.0 million and interest only payments at 7.25% interest rate.

In 2024, four loans with principal of approximately $4.0 million were sold to an unaffiliated third party. The company recognized a gain of approximately $24 thousand, net of a commission. In 2023, two loans with principal of approximately $1.5 million were sold to unaffiliated third-parties. After commission to third parties, the company recognized a gain of approximately $9 thousand.

As of December 31, 2024, there were no commitments to lend outstanding and no construction or rehabilitation loans outstanding. In 2024 and 2023 the company collected post-maturity and default interest of $552 thousand and $250 thousand, respectively, with respect to multiple loans, which amounts were above the interest rates on the related notes.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2024 and 2023

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	December 31,	December 31,
	2024	2023
Number of secured loans	36	47
First trust deeds	27	34
Second trust deeds	9	13

Secured loans – principal	$53,475	$62,916
First trust deeds	$46,945	$52,263
Second trust deeds	$6,530	$10,653

Secured loans – lowest interest rate (fixed)	7.8%	7.3%
Secured loans – highest interest rate (fixed)	12.5%	11.8%

Average secured loan – principal	$1,485	$1,339
Average principal as percent of total principal	2.8%	2.1%
Average principal as percent of members’ and manager’s capital, net	2.3%	2.0%
Average principal as percent of total assets	2.2%	2.0%

Largest secured loan – principal	$8,106	$6,200
Largest principal as percent of total principal	15.2%	9.9%
Largest principal as percent of members’ and manager’s capital, net	12.4%	9.1%
Largest principal as percent of total assets	12.1%	9.1%

Smallest secured loan – principal	$185	$185
Smallest principal as percent of total principal	0.3%	0.3%
Smallest principal as percent of members’ and manager’s capital, net	0.3%	0.3%
Smallest principal as percent of total assets	0.3%	0.3%

Number of California counties where security is located	13	16
Largest percentage of principal in one California county	19.7%	21.7%

Number of secured loans with prepaid interest	1	2
Prepaid interest	$11	$107

As of December 31, 2024, 22 loans with principal of approximately $42.9 million provide for monthly payments of interest only, with the principal due at maturity, and 14 loans with principal of approximately $10.6 million (representing 20% of the aggregate principal of the company’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal due at maturity.

As of December 31, 2024, RMI IX’s largest loan with principal of $8.1 million, has an LTV at origination (OLTV) of 62%, and is in first lien position. The loan is secured by a commercial condo building located in Los Angeles County, California with an interest rate of 10.50% and is scheduled to mature on June 1, 2027.

As of December 31, 2024, there were nine loans in second lien position. The aggregate principal of these loans was approximately $6.5 million and the weighted average OLTV was 56%. All but one loan in second lien position were performing as of December 31, 2024. The delinquent loan has principal outstanding of $760 thousand (OLTV 70%), is secured by an industrial property located in Santa Clara County, California, bears an interest rate of 8.88% and matured on August 1, 2023. The borrower continues to make monthly payments.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2024 and 2023

Lien position/OLTV

At funding, secured loans had the lien positions in the following table ($ in thousands).

	December 31, 2024			December 31, 2023
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds(4)	27	$46,945	88%	34	$52,263	83%
Second trust deeds	9	6,530	12	13	10,653	17
Total principal, secured loans	36	53,475	100%	47	62,916	100%
Liens due other lenders at loan closing		19,442			26,644
Total debt		$72,917			$89,560
Appraised property value at loan closing		$132,521			$177,310
OLTV (weighted average)		58.9%			54.6%

(4)
One loan with principal of $1.5 million had an LTV of 100% at its origination at December 31, 2024. The loan is fully amortizing over its 36 months term.

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

Secured loans, principal by LTV and lien position at December 31, 2024 are presented in the following table ($ in thousands).

	Secured loans, principal
LTV(5)	First trust deeds	Percent	Count	Second trust deeds	Percent	Count	Total principal	Percent
<40%	$4,721	8.8%	6	$1,024	1.9%	2	$5,745	10.7%
40-49%	7,800	14.6	3	1,900	3.6	1	9,700	18.2
50-59%	6,271	11.7	3	—	0.0	—	6,271	11.7
60-69%	21,587	40.4	10	1,160	2.2	2	22,747	42.6
Subtotal <70%	40,379	75.5	22	4,084	7.7	5	44,463	83.2

70-79%	5,066	9.5	4	2,446	4.6	4	7,512	14.1
Subtotal <80%	45,445	85.0	26	6,530	12.3	9	51,975	97.3

≥80%(6)	1,500	2.7	1	—	0.0	—	1,500	2.7

Total	$46,945	87.7%	27	$6,530	12.3%	9	$53,475	100.0%

(5)
LTV classifications in the table above are based on principal, advances and interest unpaid at December 31, 2024.
(6)
One loan with principal of $1.5 million had an LTV of 100% at its origination at December 31, 2024. The loan agreement was executed by an individual with extensive real estate holdings and substantial financial resources. The loan is fully amortizing in 36 monthly payments.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2024 and 2023

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	December 31, 2024			December 31, 2023
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(7)	15	$15,081	28%	21	$21,786	35%
Commercial
Office	3	5,725	11	3	5,725	9
Retail	3	2,512	5	6	9,948	15
Industrial	5	10,463	20	8	13,353	22
Commercial – Other	5	14,972	27	3	2,377	4
Commercial Total	16	33,672	63	20	31,403	50
Multi-family	5	4,722	9	5	8,227	13
Land	—	—	—	1	1,500	2
Total principal, secured loans	36	$53,475	100%	47	$62,916	100%

(7)
Single family includes one to four unit residential buildings, condominium units, townhouses and condominium complexes. At December 31, 2024, single family consists of eight loans with aggregate principal of approximately $7.3 million that are owner occupied and seven loans with principal of $7.7 million that are non-owner occupied. At December 31, 2023, single family property type consisted of six loans with principal of approximately $3.3 million that are owner occupied and 15 loans with principal of approximately $18.5 million that are non-owner occupied.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2024 and 2023

Distribution of secured loans - principal by California counties

The distribution of secured loans within California by counties is presented in the following table ($ in thousands).

	December 31, 2024		December 31, 2023
	Principal	Percent	Principal	Percent
San Francisco Bay Area(8)
San Francisco	$8,377	15.7%	$13,662	21.7%
San Mateo	8,305	15.5	4,832	7.7
Santa Clara	10,074	18.8	10,143	16.1
Alameda	2,021	3.8	3,925	6.2
Contra Costa	1,220	2.3	—	0.0
Napa	636	1.2	640	1.0
Solano	185	0.3	185	0.3
Marin	400	0.8	400	0.7
	31,218	58.4	33,787	53.7
Other Northern California
Placer	—	0.0	1,967	3.1
San Joaquin	—	0.0	750	1.2
Butte	1,203	2.2	1,203	1.9
Sacramento	—	0.0	551	0.9
	1,203	2.2	4,471	7.1
Northern California Total	32,421	60.6	38,258	60.8

Southern California Coastal
Los Angeles	10,533	19.7	4,058	6.5
Orange	1,675	3.1	7,177	11.4
San Diego	6,946	13.0	8,325	13.2
	19,154	35.8	19,560	31.1
Other Southern California
Riverside	1,900	3.6	1,900	3.0
Ventura	—	0.0	3,198	5.1
	1,900	3.6	5,098	8.1
Southern California Total	21,054	39.4	24,658	39.2
Total principal, secured loans	$53,475	100.0%	$62,916	100.0%

(8)
Includes Silicon Valley.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2024 and 2023

Scheduled maturities/Secured loans - principal

Secured loans scheduled to mature in periods as of and after December 31, 2024, are presented in the following table ($ in thousands).

	First Trust Deeds		Second Trust Deeds		Total
	Loans	Principal	Loans	Principal	Loans	Principal	Percent
2025	12	$20,726	6	$5,106	18	$25,832	48%
2026	3	1,577	1	190	4	1,767	3
2027	4	10,015	—	—	4	10,015	19
2028	—	—	—	—	—	—	0
2029	2	5,246	—	—	2	5,246	10
Thereafter	3	923	1	474	4	1,397	3
Total scheduled maturities	24	38,487	8	5,770	32	44,257	83
Matured(9)	3	8,458	1	760	4	9,218	17
Total principal, secured loans	27	$46,945	9	$6,530	36	$53,475	100%

(9)
See Delinquency/Secured loans with payments in arrears below for additional information on matured loans.

Scheduled maturities are presented based on the most recent in-effect agreement with the borrower, including forbearance agreements, if any. As a result, matured loans at December 31, 2024, for the scheduled maturities table above may differ from the same captions in the tables of delinquencies and payment in arrears presented below that do not consider forbearance agreements. For matured loans, the company may continue to accept payments while pursuing collection of principal or while negotiating an extension of the maturity date. Loans are written without a prepayment penalty causing an uncertainty/a lack of predictability as to the expected duration versus the scheduled maturity.

One loan included above with principal of $8.1 million ($9.1 million at funding) at December 31, 2024, has payment terms that provide for principal reductions upon the sale of the office condominiums. Sales commenced in 2024 and continue in 2025. The maturity table above does not reflect these periodic principal payments, which will result in an acceleration of the payoff of the loan as/if they continue to occur.

Delinquency/Secured loans

Secured loans summarized by payment-delinquency status are presented in the following table ($ in thousands).

	December 31, 2024		December 31, 2023
	Loans	Principal	Loans	Principal
Current	30	$42,309	39	$50,861
Past Due
30-89 days	3	4,476	2	1,165
90-179 days	—	—	3	7,483
180 or more days	3	6,690	3	3,407
Total past due	6	11,166	8	12,055
Total principal, secured loans	36	$53,475	47	$62,916

At December 31, 2024 and December 31, 2023, there was one loan with a forbearance agreement in effect with principal of $990 thousand, included in the table above as 180 or more days delinquent. Five of the six loans past due at December 31, 2024 were in first lien position and had principal payments in arrears of approximately $8.5 million. The remaining loan past due at December 31, 2024 was in second lien position and had principal payments in arrears of approximately $760 thousand.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2024 and 2023

Delinquency/Secured loans with payments in arrears

Secured loans with payments in arrears (six loans), principal by LTV and lien position at December 31, 2024 are presented in the following table ($ in thousands).

	Secured loans with payments in arrears, principal
LTV(10)	First trust deeds	Percent(11)	Second trust deeds	Percent(11)	Total principal	Percent(11)
<40%	$—	0.0%	$—	0.0%	$—	0.0%
40-49%	—	0.0	—	0.0	—	0.0
50-59%	—	0.0	—	0.0	—	0.0
60-69%	8,813	16.4	—	0.0	8,813	16.4
Subtotal <70%	8,813	16.4	—	0.0	8,813	16.4

70-79%	1,593	3.0	760	1.4	2,353	4.4
Subtotal <80%	10,406	19.4	760	1.4	11,166	20.8

≥80%	—	0.0	—	0.0	—	0.0

Total	$10,406	19.4%	$760	1.4%	$11,166	20.8%

(10)
LTV classifications in the table above are based on principal, advances and interest unpaid at December 31, 2024.
(11)
Percent of total principal of secured loans (totaling $53.5 million) at December 31, 2024.

Payments in arrears for secured loans at December 31, 2024 are presented in the following tables ($ in thousands).

	Loans		Principal		Interest(12)
At December 31, 2024	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	2	1	$3,519	$2	$9	$13	$3,543
90-179 days (4-6 payments)	—	—	—	—	—	—	—
180 or more days (more than 6 payments)	2	1	5,700	—	319	48	6,067
Total past due	4	2	$9,219	$2	$328	$61	$9,610

(12)
December 2024 interest is due January 1, 2025 and is not included in the payments in arrears at December 31, 2024.

One loan included above with principal of approximately $2.9 million had a maturity date of April 1, 2025, which was extended pursuant to an extension agreement.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2024 and 2023

Matured loans, principal by LTV and lien position at December 31, 2024 are presented in the following table ($ in thousands).

	Secured loans past maturity, principal
LTV(13)	First trust deeds	Percent(14)	Second trust deeds	Percent(14)	Total principal	Percent(14)
<40%	$—	0.0%	$—	0.0%	$—	0.0%
40-49%	—	0.0	—	0.0	—	0.0
50-59%	—	0.0	—	0.0	—	0.0
60-69%	7,823	14.6	—	0.0	7,823	14.6
Subtotal <70%	7,823	14.6	—	0.0	7,823	14.6

70-79%	635	1.2	760	1.4	1,395	2.6
Subtotal <80%	8,458	15.8	760	1.4	9,218	17.2

≥80%	—	0.0	—	0.0	—	0.0

Total	$8,458	15.8%	$760	1.4%	$9,218	17.2%

(13)
LTV classifications in the table above are based on principal, advances and interest unpaid at December 31, 2024.
(14)
Percent of total principal of secured loans (totaling $53.5 million) at December 31, 2024.

Non-accrual status/Secured loans

Secured loans in non-accrual status are summarized in the following table ($ in thousands).

	December 31, 2024	December 31, 2023
Number of loans	3	none
Principal	$6,887
Advances	23
Accrued interest(15)	316
Total recorded investment	$7,226
Foregone interest	$116

(15)
Accrued interest in the table above is the amount of interest accrued prior to the loan being placed on non-accrual status, net of any payments received while in non-accrual status. Interest income of $430 thousand was recognized for loans in non-accrual status in 2024.

Provision/allowance for credit losses

Activity in the allowance for credit losses for the years ended December 31 are presented in the following table ($ in thousands).

	2024			2023
	Principal and Advances	Interest	Total	Principal and Advances	Interest	Total
Balance, December 31	$60	$60	$120	$30	$25	$55
Adoption of ASC 326 (CECL)	—	—	—	30	35	65
Balance, January 1	60	60	120	60	60	120
Provision for loan losses	90	—	90	—	—	—
Charge-offs	—	—	—	—	—	—
Balance, December 31	$150	$60	$210	$60	$60	$120

Each secured loan is reviewed quarterly for its delinquency, LTV adjusted for the most recent valuation of the underlying collateral, remaining term to maturity, borrower’s payment history and other factors.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2024 and 2023

Secured loans count, principal and weighted average OLTV at December 31, 2024 and the projected year-end count, principal and weighted average OLTV based on contractual maturities (by lien position) are presented in the following table ($ in thousands).

				First Trust Deeds			Second Trust Deeds
	Loans	Principal	OLTV	Loans	Principal	OLTV	Loans	Principal	OLTV
December 31, 2024	36	$53,475	58.9%	27	$46,945	59.3%	9	$6,530	55.9%

December 31,
2025	14	18,425	57.3	12	17,761	58.1	2	664	36.1
2026	10	16,658	57.2	9	16,184	58.2	1	474	24.6
2027	6	6,643	50.6	5	6,169	52.6	1	474	24.6
2028	6	6,643	50.6	5	6,169	52.6	1	474	24.6
2029	4	1,397	27.5	3	923	29.0	1	474	24.6
2030	3	1,077	24.2	2	603	23.9	1	474	24.6
2033	2	680	27.7	1	206	34.9	1	474	24.6
2035	1	474	24.6	—	—	0.0	1	474	24.6
2039	—	—	0.0	—	—	0.0	—	—	0.0

The above analysis does not include any forward period extensions, renewals or modifications that the company may undertake at its sole and unconditional discretion, which could extend the contractual maturities.

One loan included above with principal of $8.1 million ($9.1 million at funding) at December 31, 2024, has payment terms that provide for principal reductions upon the sale of the office condominiums. Sales commenced in 2024 and continue in 2025. The maturity table above does not reflect these periodic principal payments, which will result in an acceleration of the payoff of the loan as/if they continue to occur.

Fair Value

The following methods and assumptions are used when estimating fair value (Level 3 inputs).

Secured loans/performing

The fair value of the company’s secured loan balances is deemed to approximate the amortized cost, net of the allowance for credit losses.

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

December 31, 2024 and 2023

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

NOTE 5 – LINE OF CREDIT

Activity involving the line of credit in 2024 and 2023 is presented in the following table ($ in thousands).

	2024	2023
Balance, January 1	$2,153	$9,900
Advances	23,250	8,862
Repayments	(21,403)	(16,609)
Balance, December 31	$4,000	$2,153
Line of credit – average daily balance	$6,937	$7,740

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

Under the terms of the 2024 credit agreement, RMI IX can borrow up to a maximum principal of $10 million pursuant to a line of credit subject to a borrowing base calculation set forth in the 2024 credit agreement and the amounts advanced are secured by a first priority security interest in the notes and deeds of trust of the pledged loans in the borrowing base. At December 31, 2024 and December 31, 2023, aggregate principal of pledged loans was approximately $18.3 million and $20.1 million, respectively, with a maximum allowed advance thereon of approximately $10 million, subject to the borrowing base calculation. The maturity date of the 2024 credit agreement is March 13, 2026, when all amounts outstanding become due. For a fee of one-quarter of one percent (0.25%), RMI IX has the option prior to maturity date to convert the then outstanding principal balance under the 2024 credit agreement to a two-year term loan maturing in March 2028.

Interest on the outstanding principal is payable monthly and accrues at the annual rate that is the greater of: (i) the one-month Term SOFR Reference Rate (‘Term SOFR’) plus three and one-half percent (3.5%) and (ii) six percent (6.0%).

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2024 and 2023

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

If the company does not maintain the required compensating balance with a minimum daily average of $1.0 million for the calendar quarter, the interest rate automatically increases by one-quarter of one percent (0.25%) above that rate which would otherwise be applicable for the next calendar quarter retroactive to the beginning of the calendar quarter in which the compensating balance is not maintained. The interest rate was eight and five one-hundredths percent (8.05%) and eight and sixty three one-hundredths percent (8.63%) at December 31, 2024 and December 31, 2023, respectively.

For each calendar quarter during which the aggregate average daily outstanding principal is less than fifty percent (50%) of the maximum principal of $10 million, there is a quarterly unused line fee equal to one-half of one percent (0.50%) per annum of the average daily difference between the average principal outstanding and fifty percent (50%) of the maximum principal of $10 million.

The fair value of the balance on the line of credit is deemed to approximate the recorded amount as the interest rate and the other terms and conditions, including the two-year term, of the 2024 credit agreement, is reflective of market rate terms (Level 2 inputs).

The debt issuance costs of approximately $66 thousand from the 2024 modification agreement are being amortized on a straight line basis over the two-year term. Amortized debt issuance costs included in interest expense approximated $32 thousand and $28 thousand for 2024 and 2023, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

Commitments

Note 3 (Manager and Other Related Parties) presents a detailed discussion of the company’s contractual obligations to RMC and scheduled redemptions of members’ capital at December 31, 2024.

Legal proceedings and government proceedings

As of December 31, 2024, the company was not involved in any legal proceedings or governmental proceedings other than those that would be considered part of the normal course of business as discussed below and no such legal proceedings were terminated by the year ended 2024.

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

NOTE 7 – SEGMENT REPORTING

The company operates as a single reportable segment with one economic activity – to invest in real estate loans secured by California real estate, preferably income-producing properties geographically situated in the San Francisco Bay area and the coastal metropolitan regions of southern California.

The Chief Operating Decision Maker (“CODM”) is the Company’s external manager, RMC, and the measure of segment performance is net income as presented in the Statements of Income. Significant segment expenses are consistent with those presented on the Statements of Income, and segment assets are consistent with total assets as presented on the Balance Sheets.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2024 and 2023

The accounting policies of the single reportable segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the segment and decides how to allocate resources based on consolidated net income as reported on the income statement.

NOTE 8 – SUBSEQUENT EVENTS

The manager evaluated events subsequent to December 31, 2024 and determined that there were no events or transactions occurring during this reporting period that require recognition or disclosure in the financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2024 and 2023

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

RMC, as the manager, carried out an evaluation, with the participation of RMC’s President (acting as principal executive officer/principal financial officer) of the effectiveness of the design and operation of the manager’s controls and procedures over financial reporting and disclosure (as defined in Rule 13a-15 of the Exchange Act) as of and for the period covered by this report. Based upon that evaluation, RMC’s principal executive officer/principal financial officer concluded that the manager’s disclosure controls and procedures were not effective as of December 31, 2024, due to the unremediated material weakness in our internal control over financial reporting described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Manager’s Report on Internal Control over Financial Reporting

RMC, as the manager, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. RMC, with the participation of RMC’s principal executive officer/principal financial officer, assessed the effectiveness of RMC’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, RMC has concluded that it did not maintain effective internal control over financial reporting as of December 31, 2024.

Material Weakness in Internal Control Over Financial Reporting

During the year ended December 31, 2023, RMC did not engage professional staff sufficient to timely obtain refreshed collateral values and did not appropriately develop accounting policies, and design and implement internal controls at a sufficient level of precision around the estimate of current expected future credit losses (“CECL”) in accordance with Accounting Standards Codification 326, Financial Instruments – Credit Losses. As a result, the Company’s evaluation of expected future credit losses, including determination of the current fair value of certain real properties collateralized against respective loans, was not prepared or reviewed in a timely manner.

While the actions taken (as detailed below – collectively the Remediation Plan) have resulted in significant improvements – particularly as to timely valuations of loan collateral and expanded analytic methods – and planned actions are coming online, they are to be subjected to ongoing evaluation, and testing. Management of RMC has concluded that enhanced controls have not yet been implemented for a sufficient period of time for management to monitor and test the performance of the controls, therefore is not able to conclude that the controls are operating effectively.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2024 and 2023

RMC began developing accounting policies, processes and analytics – and designing and implementing effective internal controls measures – prior to the implementation of the CECL model and has continued efforts to implement those controls and thereby remediate the material weakness identified. Such remediation efforts include the following:

•
RMC onboarded accounting professionals and an executive-level real estate professional, with significant experience and background in the fourth quarter of 2023 and in the third quarter of 2024. These hirings are intended to address staffing shortfalls/shortcomings in finance and accounting experience and industry-specific knowledge needed to prepare/update and review with sufficient documentation the Company’s collateral fair value and CECL analytics necessary for determination of the allowance for credit losses and the preparation of investor reports and financial statements.
•
RMC commenced in the first quarter of 2024 to operationalize and document the processes for systematically refreshing timely the fair value of the real property collateral for the secured loans, the corresponding analytic methods, and the internal controls. These efforts are currently continuing in 2025 and management’s review and testing will be undertaken with the 2025 internal control review.

Changes to Internal Control Over Financial Reporting

Except for the actions taken under the Remediation Plan described above, there have not been any changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the manager’s or company’s internal control over financial reporting.

Item 9B – Other Information

None.

The company is externally managed by RMC and has no officers or directors of its own and, thus, the company has no Rule 10b5-1 plan or other trading arrangements. There was no adoption, modification or termination of any Rule 10b5-1 plan or other trading arrangements by directors and officers of RMC during the quarter ended December 31, 2024.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2024 and 2023

The company does not have a board of directors or an audit committee. Accordingly, the manager serves the equivalent function of an audit committee for, among other things, the following purposes: appointment, compensation, review and oversight of the work of our independent public accountants, and establishing and enforcing of the Code of Ethics. Since the company does not have an audit committee and the manager is not independent of the company, the company does not have an “audit committee financial expert.” The company does not have an insider trading policy as it has no employees and employees of the manager do not hold any limited partnership interests, nor are partnership interests listed for trading on any securities exchange.

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

Officers and Directors of RMC

Michael R. Burwell. Michael R. Burwell, age 68, President, Secretary/Treasurer and Director, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-2009); President, Director, Chief Financial Officer and Secretary of Gymno Corporation (1986-September 2011) and, the manager of Gymno LLC, the entity into which Gymno Corporation was converted (September 2011- June 30, 2015); President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-September 2011); past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986). Mr. Burwell is licensed as a real estate sales person. Mr. Burwell was a general partner of each of the RMI, RMI II, RMI III, RMI IV, RMI V, RMI VI, and RMI VII limited partnerships. Mr. Burwell is a general partner of RMI VIII limited partnership. Mr. Burwell attended the University of California, at Davis from 1975-1979, playing NCAA soccer for three seasons. Michael R. Burwell is the brother of Thomas R. Burwell.

Lorene A. Randich. Lorene A. Randich, age 67, has served as a Director of Redwood Mortgage Corp. since November 2011. Ms. Randich joined Redwood Mortgage Corp. in 1991 and retired on December 31, 2020 as Executive Vice President of Lending Operations. Ms. Randich held the real estate broker’s license of record for Redwood Mortgage Corp. from November 2011 through the third quarter of 2019. Ms. Randich has been a licensed real estate broker since 1996. She is a member of the National Association of Mortgage Brokers, the California Mortgage Bankers Association, the California Association of Mortgage Professionals (past Board Member–San Francisco/Peninsula Chapter) and the California Mortgage Association (Board Member and immediate past Education Committee Chair). Ms. Randich received a BA from the University of California at Berkeley in 1980. In addition to Ms. Randich’s service on the company Board of Directors, Ms. Randich continues her association with Redwood Mortgage Corp. as a Broker-Associate. Ms. Randich also offers mortgage industry consulting services through her firm, Bay Laurel Financial.

Thomas R. Burwell. Thomas R. Burwell, age 57, joined Redwood Mortgage Corp. in 2007 and has served as Marketing and Sales Director since 2012; Loan Officer-Builder Division Wells Fargo Bank, N.A (Westwood, CA 2005-2007); Loan Officer, Wells Fargo Bank, N.A. (Beverly Hills 2004-2005); Loan Officer Wells Fargo Bank, N.A. (New York, NY 2002-2004). Mr. Burwell is a member of the Financial Planning Association, San Francisco, CA. Mr. Burwell received a BA from the University of California at Davis in 1990. Mr. Burwell is a former ATP (Association of Tennis Professionals) world tour professional and was a NCAA Team and Individual Finalist, Team Captain, (Three-time) All-American, #1 Singles and #1 Doubles Player for University of California at Davis. Thomas R. Burwell is the brother of Michael R. Burwell.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2024 and 2023

Code of Ethics

Since the company has no employees of its own and it is operated by the employees and independent contractors retained by RMC, the company has not adopted a Code of Ethics or insider trading policies and procedures that govern the purchase, sale or other disposition of company securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations. RMC has adopted a Code of Ethics applicable to its general partners and to any agents, employees or independent contractors engaged by the general partners to perform the functions of a principal chief executive officer, a principal financial officer, principal accounting officer or controller of the company, if any. This Code of Ethics is designed to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between the agents, employees or independent contractors of RMC and the companies it manages, such as the company, (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that RMC, on behalf of the companies it manages, files with, or submits to, the SEC and in other public communications made by RMC’s personal and professional relationships, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the Code of Ethics, (v) accountability for adherence to the Code of Ethics and (vi) promote compliance with insider trading laws, rules and regulations.

The Code of Ethics is filed as Exhibit 14.1 to the company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023. A copy of this Code of Ethics may be obtained, without charge, upon request by calling our Investor Services Department at (650) 365-5341, option 5.

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

See Note 3 (Manager and Other Related Parties) to the financial statements included in Part II, Item 8 of this report which presents detail as to amounts received by the manager from the company in 2024 and 2023, including brokerage commissions related to loan originations, which presentation is incorporated herein by reference.

Outstanding Equity Awards at Fiscal Year-End

Since the company has no, and never had, named employees, there are no unexercised options for any named employees nor are there units of membership interest that have not vested or equity incentive plan awards for named employees outstanding currently or as of December 31, 2024. The company has not awarded RMC – nor any RMC employee, officer, or director – any options, units of membership interest that has not vested or equity incentive plan awards.

Potential Payments Upon Termination or Change-In-Control

Neither RMC nor the company is obligated by a contract or other agreement to make any payments or provide benefits to any person in the event of a termination of such person's employment with the manager or upon a change-in-control of RMC or the company.

Recovery of Erroneously Awarded Compensation

The company is not required to prepare an accounting restatement that required recovery of erroneously awarded compensation to (i) the manager or (ii) any person or entity, and there was no outstanding balances as of the end of the last completed fiscal year of erroneously awarded compensation to (i) the manager or (ii) any person or entity recovered from a prior restatement.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2024 and 2023

Item 12 – Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

Since the company does not have, and never had, employees, the company does not have, and never had, a shareholder approved equity compensation plan or a non-shareholder approved equity compensation plan.

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

The company is managed externally and does not have any directors, including the equivalent of independent directors, or employees. Since the company has no board of directors or employees, there is no separately designated compensation, nominating or audit committee, except that the Board of Directors of RMC acts as the Audit Committee of RMI IX. In 2024 and 2023, there were no transactions involving the lesser of $120,000 or 1% of total assets with RMC or any other arguably related parties (other than payments to RMC as discussed herein). Note 3 (Manager and Other Related Parties) to the financial statements included in Part II, Item 8 of this report presents detail as to amounts received by the manager in 2024 and 2023.

Item 14 – Principal Accountant Fees and Services

Fees for services performed for the company by the principal accountant for 2024 and 2023 are as follows:

Audit Fees. The aggregate fees during 2024 and 2023 for professional services rendered for the audit of the company’s annual financial statements included in the company’s Annual Report on Form 10-K, review of financial statements included in the company’s Quarterly Reports on Form 10-Q and for services provided in connection with regulatory filings were approximately $669 thousand and $500 thousand, respectively.

Audit Related Fees. There were no fees billed for audit related services by the principal accountants during 2024 and 2023.

Tax fees. There were no fees billed for professional services rendered by the principal accountants during 2024 and 2023 for tax compliance, tax advice, and tax planning.

All Other Fees. There were no other fees billed for any other products and services provided by the principal accountants during 2024 and 2023.

The company is managed externally and does not have an audit committee. All audit and non-audit services are approved by the manager’s board of directors acting as the Audit Committee of RMI IX prior to the accountant being engaged by the company.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2024 and 2023

Part IV

Item 15 – Exhibits and Financial Statement Schedules

A. Documents filed as part of this report are incorporated:

1.
In Part II, Item 8
2.
None.
3.
Exhibits listed below.

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

10.9

First Loan Modification Agreement dated as of March 4, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2022 (File No. 000-55601))

10.10

Second Loan Modification Agreement, dated as of March 13, 2024 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2024 (File No. 000-55601))

14.1

Code of Ethics (incorporated herein by reference to Exhibit 14.1 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 31, 2023 (File No. 000-55601)

31.1	Certification of Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report by Redwood Mortgage Corp. of the estimated fair value at December 31, 2024 of a unit of Redwood Mortgage Investors IX, LLC

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2024 and 2023

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

Item 16 – Form 10-K Summary

None.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2024 and 2023

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 24th day of April, 2025.

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

By:	Redwood Mortgage Corp., Manager

	By:	/s/ Michael R. Burwell
	Name:	Michael R. Burwell
	Title:	President, Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 24th day of April, 2025.

Signature	Title

/s/ Michael R. Burwell	President, Secretary/Treasurer Redwood Mortgage Corp.
Michael R. Burwell	(Principal Executive, Financial and Accounting Officer); Director of Redwood Mortgage Corp.

/s/ Lorene A. Randich	Director of Redwood Mortgage Corp.
Lorene A. Randich

/s/ Thomas R. Burwell	Director of Redwood Mortgage Corp.
Thomas R. Burwell