Form 10-Q
period 2025-03-31
Redwood Mortgage Investors IX
filed 2025-05-21
CIK 1448038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

2

REDWOOD MORTGAGE INVESTORS IX, LLC

3

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC

Balance Sheets

March 31, 2025 (unaudited) and December 31, 2024

($ in thousands)

	March 31,	December 31,
ASSETS	2025	2024
Cash, in banks	$12,518	$12,058
Loan payments in trust	51	29
Loans held for sale	—	1,065
Loans
Principal	48,652	53,475
Advances	66	54
Accrued interest	602	611
Prepaid interest	—	(11)
Loan balances secured by deeds of trust	49,320	54,129
Allowance for credit losses	(210)	(210)
Loan balances secured by deeds of trust, net	49,110	53,919
Debt issuance costs, net	33	41
Prepaid expenses	27	—
Other receivable	53	3
Total assets	$61,792	$67,115

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable and accrued liabilities	$75	$109
Payable to related mortgage fund (Note 3)	10	—
Payable to manager (Note 3)	75	93
Line of credit	—	4,000
Total liabilities	160	4,202

Commitments and contingencies (Note 6)

Members’ and manager’s capital, net	64,274	65,607
Receivable from manager (formation loan) (Note 3)	(2,642)	(2,694)
Members’ and manager’s capital, net of formation loan	61,632	62,913
Total liabilities and members’ capital	$61,792	$67,115

The accompanying notes are an integral part of these unaudited financial statements.

4

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Income

For the Three Months Ended March 31, 2025 and 2024 (unaudited)

($ in thousands)

	Three Months Ended March 31,
	2025	2024
Revenue
Interest income	$1,079	$1,500
Interest expense	(27)	(54)
Net interest income	1,052	1,446
Late fees	5	4
Gain on sale, loans	8	—
Total revenue, net	1,065	1,450

Provision for credit losses	—	—

Operations expense
Mortgage servicing fees to Redwood Mortgage Corp.	32	40
Asset management fees to Redwood Mortgage Corp.	118	118
Costs from Redwood Mortgage Corp., net (Note 3)	140	90
Professional services	532	552
Other	26	5
Total operations expense	848	805
Net income	$217	$645

Net income
Members (99%)	$215	$639
Manager (1%)	2	6
	$217	$645

The accompanying notes are an integral part of these unaudited financial statements.

5

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Changes in Members’ and Manager’s Capital

For the Three Months Ended March 31, 2025 (unaudited)

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at December 31, 2024	$65,995	$83	$(471)	$65,607
Net income	215	2	—	217
Earnings distributed	(713)	(2)	—	(715)
Redemptions	(840)	—	—	(840)
Organization and offering expenses allocated	(57)	—	57	—
Organization and offering expenses repaid by RMC	—	—	5	5
Balance at March 31, 2025	$64,600	$83	$(409)	$64,274

For the Three Months Ended March 31, 2024 (unaudited)

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at December 31, 2023	$69,018	$82	$(742)	$68,358
Net income	639	6	—	645
Earnings distributed	(803)	(6)	—	(809)
Earnings distributed/reinvested (DRIP)	273	—	—	273
Redemptions	(882)	—	—	(882)
Organization and offering expenses allocated	(61)	—	61	—
Organization and offering expenses repaid by RMC	—	—	10	10
Balance at March 31, 2024	$68,184	$82	$(671)	$67,595

The accompanying notes are an integral part of these unaudited financial statements.

6

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Three Months Ended March 31, 2025 and 2024 (unaudited)

($ in thousands)

	Three Months Ended March 31,
	2025	2024
Operations
Interest income received	$1,073	$1,360
Interest expense paid	(76)	(67)
Late fees and other loan income	(17)	6
Operations expense	(857)	(755)
Total cash provided by operations	123	544
Investing
Loans funded	(3,981)	(8,288)
Principal collected	8,804	10,186
Proceeds from loans sold to non-affiliate, net	1,076	—
Advances (made)	(12)	(2)
Promissory note repaid by related mortgage fund	—	2,800
Total cash provided by investing	5,887	4,696
Financing
Members’ and manager's capital
Distributions to members and manager
Earnings distributed, net of DRIP	(768)	(543)
Redemptions, net of early withdrawal penalties (Note 3)	(840)	(897)
Total distributions to members and manager	(1,608)	(1,440)
Organization and offering expenses repaid by RMC, net	6	10
Cash (used in) members’ and manager’s capital	(1,602)	(1,430)
Line of credit
Advances	2,000	13,250
Repayments	(6,000)	(15,403)
Debt issuance costs	—	(66)
Cash (used in) line of credit	(4,000)	(2,219)
Formation loan collected	52	52
Total cash (used in) financing	(5,550)	(3,597)
Net increase in cash	460	1,643
Cash, beginning of period	12,058	1,712
Cash, end of period	$12,518	$3,355

Non-cash financing activities for the three months ended March 31, 2025 and 2024 include earnings distributed to the dividend reinvestment plan of $0 and $273 thousand, respectively.

One loan held for sale of approximately $1.1 million at December 31, 2024 was sold to an unaffiliated bank in January 2025 for the amount owed on the note plus a premium, resulting in a gain of approximately $8 thousand.

The accompanying notes are an integral part of these unaudited financial statements.

7

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Three Months Ended March 31, 2025 and 2024 (unaudited)

($ in thousands)

	Three Months Ended March 31,
Reconciliation of net income to total cash provided by operations	2025	2024
Net income	$217	$645
Adjustments to reconcile net income to total cash provided by operations
Gain on sale, loans	(8)	—
Amortization of debt issuance costs	8	7
Change in operating assets and liabilities
Loan payments in trust	(22)	2
Accrued interest	5	(74)
Prepaid interest	(11)	(67)
Prepaid expenses	(27)	(26)
Other receivable	3	—
Receivable from related parties	—	(31)
Accounts payable and accrued liabilities	(34)	102
Payable to related parties	(8)	(14)
Total adjustments	(94)	(101)
Total cash provided by operations	$123	$544

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2025 (unaudited)

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

In the opinion of management of RMC, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly and accurately the financial information included therein. These unaudited financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results to be expected for the full year.

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

To determine the amount of cash to be distributed in any specific month, the company relies in part on its forecast of full year profits. At March 31, 2025, cumulative to-date earnings (estimated) allocated to members’ account statements was approximately $808 thousand greater than net income available to members (actual per the general ledger). The difference between earnings allocated to members’ account statements and net income available to members is anticipated to be eliminated by year 2025.

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

March 31, 2025 (unaudited)

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

The manager has discretion to pay amounts (advances) to third parties on behalf of borrowers to protect the company’s interest in the loan. Advances include, but are not limited to, the payment of interest and principal on a senior lien to prevent foreclosure by the senior lien holder, property taxes, insurance premiums and attorney fees. Advances generally are stated at the amounts paid out on the borrower’s behalf and any accrued interest on amounts paid out, until repaid by the borrower. Interest is accrued daily on principal and advances, if any.

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

Notes to Financial Statements

March 31, 2025 (unaudited)

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

The company has not established a cash reserve from which to fund redemptions. The company’s capacity to redeem units upon request is limited by the availability of cash and the company’s cash flow. The manager also has the right, in its sole discretion, at any time, to reject any request for redemption, or to suspend or terminate the acceptance of new redemption requests without prior notice, or to terminate, suspend or amend the unit redemption program upon 30-days’ notice.

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

March 31, 2025 (unaudited)

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

March 31, 2025 (unaudited)

The company funds loans with the intent to hold until maturity. From time to time the company may sell certain loans to unaffiliated third parties. Loans are classified as held-for-sale once a decision has been made to sell loans and the loans to be held-for-sale have been identified. Loans classified as held-for-sale are carried at the lower of amortized cost or fair value.

Performing loans that are maturing or have matured may be renewed at then current market rates of interest and terms for new loans. Such loan extensions are typically deemed to be modifications rather than new originations under GAAP per the manager’s evaluation of the changes to terms of the notes.

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

Allowance for credit losses

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

The present fair values of the collateral are reassessed periodically (determined by the manager’s assessment of markets and/or property types that are deemed possibly to have changed and the time since the last valuation of the loan’s collateral) and the resultant protective equity for each loan is determined. As used herein, “protective equity” is the dollar amount by which the net realizable value (i.e., fair value less the cost to sell) of the collateral, net of any senior liens and claims, exceeds the loan balance.

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

The determination of the probability-of-loss (and, accordingly, the determination of the amount of the allowance for expected credit losses) considers current fair value of collateral and the resultant protective equity, the time to maturity, the lien position, current real estate and financial markets, as well as reasonable and supportable forecasts about future economic scenarios and – to a lesser extent - historical loss experience. The forward-looking estimates consider the likelihood that any combination of events would adversely impact economic conditions and real estate markets in California such that the substantial protective equity existing for the loans would no longer be sufficient to collect the recorded amounts of principal, advances and accrued interest due on the loan.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2025 (unaudited)

Given the limited number of loans and the short terms for which the loans are written (and the potentially even shorter duration given that the loans are written without a prepayment penalty), at each reporting date the company performs a risk analysis as to real estate market conditions (by property type) in the California areas in which loan collateral is located and performs a loan-by-loan analysis to determine the current net realizable value of the real property collateral and the remaining time to maturity. Loans with similar LTVs are included in pools and the weighted average LTVs in forward periods are forecasted – by lien position – for those loans expected (on a contractual maturity basis) to be then outstanding. No expected extensions, renewals, or modifications are factored in as the company’s loans do not contain renewal options that can be unconditionally exercised by the borrowers. This methodology/analysis determines if there is any amount outstanding in any future period in the contractual lifetime of the loan(s) in which a real estate market decline in values is expected to occur that would be sufficient to put at risk – given the protective equity provided by the excess of the net realizable value of the collateral to the loan balance – the collection in full of amounts owed, including accrued interest and advances, if any, secured by the deeds of trust. For loans (and/or pools of loans) for which the LTVs are such that a loss within the contractual lifetime is expected, loan by loan analyses are undertaken using the likelihood of loss and the percentage (and/or amount) of the loss to determine the expected loss.

In arriving at the market determinations above, the manager consults a range of banking, industry and academic studies and forecasts.

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

For a loan that is deemed collateral dependent for repayment, a provision for credit losses is recorded, if necessary, to adjust the allowance for credit losses by an amount such that the net carrying amount (the loan balance, net of foregone interest for loans in non-accrual status) would be reduced to the lower of the net realizable value of the related collateral, net of any senior liens or the loan balance.

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

March 31, 2025 (unaudited)

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

NOTE 3 – MANAGER AND OTHER RELATED PARTIES

The Operating Agreement provides for compensation to the manager and for the reimbursement of qualifying costs as detailed below. RMC is entitled to 1% of the net income or loss of the company. RMC – at its sole discretion – collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income), which increased the net income, cash available for distribution, and the net-distribution rate. The cost-reimbursement waivers in the three months ended March 31, 2025 and 2024, by RMC were not made for the purpose of providing RMI IX with sufficient funds to satisfy any required level of distributions, as the Operating Agreement has no such required level of distributions, nor to meet withdrawal requests.

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

The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $140 thousand and $156 thousand in the three months ended March 31, 2025 and 2024, respectively. The reimbursement of costs waived by RMC was approximately $0 and $66 thousand in the three months ended March 31, 2025 and 2024, respectively. In October 2024, RMC began collecting the full amount of the qualifying costs attributable to RMI IX to which it is entitled.

Loan administrative fees

The manager is entitled to receive a loan administrative fee of up to one percent (1%) of the principal amount of each new loan funded or acquired for services rendered in connection with the selection and underwriting of loans payable upon the closing or acquisition of each loan. Since August 2015, RMC, at its sole discretion, has waived loan administrative fees on new originations. The total amount of loan administrative fees waived was approximately $102 thousand and $83 thousand in the three months ended March 31, 2025 and 2024, respectively.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2025 (unaudited)

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

Formation loan transactions for the three months ended March 31 are presented in the following table ($ in thousands).

	2025	2024
Balance, January 1	$2,694	$2,902
Payments received from RMC	(52)	(52)
Balance, March 31	$2,642	$2,850

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

Redemptions of members’ capital

Redemptions of members’ capital for the three months ended March 31 are presented in the following table ($ in thousands).

Redemptions	2025	2024
Without penalty	$840	$881
With penalty	—	1
Total	$840	$882
Early withdrawal penalties	$—	$—

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

Redemptions of members’ capital received by the manager and unpaid at March 31, 2025 approximated $25.3 million, of which,

•
$23.8 million were received at or prior to December 31, 2024; and
•
$1.5 million were received in the quarter ended March 31, 2025 (and will be eligible at June 30, 2025).

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

March 31, 2025 (unaudited)

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

Unallocated O&O transactions for the three months ended March 31 are summarized in the following table ($ in thousands).

	2025	2024
Balance, January 1	$471	$742
O&O expenses allocated	(57)	(61)
O&O expenses paid by RMC(1)	(5)	(10)
Balance, March 31	$409	$671

(1)
RMC is obligated per the Operating Agreement to repay RMI IX for the amount of unallocated O&O expenses attributed to a member’s capital account if the member redeems prior to the 40 quarterly allocations. RMC estimated its future obligation to repay unallocated O&O expenses on scheduled redemptions as of March 31, 2025, to be approximately $6 thousand.

Other related party transactions

-
Payable to/receivable from related parties

From time to time, in the normal course of business operations, the company may have payables to and/or receivables from related parties. At March 31, 2025, the payable to related parties balance of approximately $85 thousand consisted of accounts payable of approximately $75 thousand to the manager and approximately $10 thousand to a related mortgage fund.

At December 31, 2024, the payable to related party balance of approximately $93 thousand consisted exclusively of accounts payable to the manager.

-
Loan transactions with related parties

In the ordinary course of business, performing loans may be transferred by executed assignment, in-part or in-full, between the RMC managed mortgage funds at par value, which approximates market value.

No loans were transferred from related mortgage funds in the three months ended March 31, 2025 and 2024.

No loans were transferred to related mortgage funds in the three months ended March 31, 2025 and 2024.

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

The company’s loans are secured by real estate in coastal California metropolitan areas. The portfolio segments are first and second trust deeds mortgages and the key credit quality indicator is the LTV. First mortgages are predominant, but second lien deeds of trust are not infrequent nor insignificant. First-mortgage loans comprised 89% of the portfolio at March 31, 2025 (88% at December 31, 2024).

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2025 (unaudited)

Secured loans unpaid principal balance (principal)

Secured loan transactions for the three months ended March 31 are summarized in the following table ($ in thousands).

	2025
	Total	First Trust Deeds	Second Trust Deeds
Principal, beginning of year	$53,475	$46,945	$6,530
Loans funded	3,981	3,981	—
Principal collected	(8,804)	(7,866)	(938)
Loans transferred from held for sale	1,065	1,065	—
Loans sold to non-affiliate	(1,065)	(1,065)	—
Principal, end of year	$48,652	$43,060	$5,592

During the three months ended March 31, 2025, the company renewed two maturing (or matured) loans with aggregate principal of approximately $3.7 million, which are not included in the activity shown in the table above. The loans have an average extension period of approximately eight months, and were current as to monthly payments and deemed well collateralized (i.e., the current LTV for the collateral was within lending guidelines as discussed in Note 2 to these financial statements). Interest rates charged to borrowers may be adjusted in conjunction with the loan extensions to reflect current market conditions. In the three months ended March 31, 2025, no extension included a rate increase.

In February 2025, the company net funded a new secured note for $7.4 million with interest at 12.50%, with monthly payments of interest only and principal due at maturity in March 2026. The note refinanced an earlier note with the same borrower that matured in February 2025 with a principal of $6.2 million and interest only payments at 10.50% interest rate.

In the three months ended March 31, 2025, one loan with principal of approximately $1.1 million was sold to an unaffiliated third party. The company recognized a gain of approximately $8 thousand, net of a commission.

As of March 31, 2025, there were no commitments to lend outstanding and no construction or rehabilitation loans outstanding.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2025 (unaudited)

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	March 31,	December 31,
	2025	2024
Number of secured loans	31	36
First trust deeds	24	27
Second trust deeds	7	9

Secured loans – principal	$48,652	$53,475
First trust deeds	$43,060	$46,945
Second trust deeds	$5,592	$6,530

Secured loans – lowest interest rate (fixed)	7.8%	7.8%
Secured loans – highest interest rate (fixed)	12.5%	12.5%

Average secured loan – principal	$1,569	$1,485
Average principal as percent of total principal	3.2%	2.8%
Average principal as percent of members’ and manager’s capital, net	2.4%	2.3%
Average principal as percent of total assets	2.5%	2.2%

Largest secured loan – principal	$7,530	$8,106
Largest principal as percent of total principal	15.5%	15.2%
Largest principal as percent of members’ and manager’s capital, net	11.7%	12.4%
Largest principal as percent of total assets	12.2%	12.1%

Smallest secured loan – principal	$189	$185
Smallest principal as percent of total principal	0.4%	0.3%
Smallest principal as percent of members’ and manager’s capital, net	0.3%	0.3%
Smallest principal as percent of total assets	0.3%	0.3%

Number of California counties where security is located	13	13
Largest percentage of principal in one California county	20.5%	19.7%

Number of secured loans with prepaid interest	—	1
Prepaid interest	$—	$11

As of March 31, 2025, 20 loans with an aggregate principal of approximately $39.6 million provide for monthly payments of interest only, with the principal due at maturity, and 11 loans with an aggregate principal of approximately $9.1 million (representing 19% of the aggregate principal of the company’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal due at maturity.

As of March 31, 2025, RMI IX’s largest loan with principal of $7.5 million, has an LTV at origination (OLTV) of 58%, and is in first lien position. The loan is secured by a commercial condo building located in Los Angeles County, California with an interest rate of 10.50% and is scheduled to mature on June 1, 2027.

As of March 31, 2025, there were seven loans in second lien position. The aggregate principal of these loans is approximately $5.6 million and the weighted average OLTV is 57%. All but two loans in second lien position were performing as of March 31, 2025. One delinquent loan has principal outstanding of $760 thousand (OLTV 70%), is secured by an industrial property located in Santa Clara County, California, bears an interest rate of 8.88% and matured on August 1, 2023. The borrower continues to make monthly payments. The other delinquent loan had principal outstanding of $968 thousand (OLTV 69%), was secured by a single family property located in San Mateo County, bore an interest rate of 7.75% and matured on January 1, 2025. The loan was paid off in April, 2025.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2025 (unaudited)

Lien position/OLTV

At funding, secured loans had the lien positions presented in the following table ($ in thousands).

	March 31, 2025			December 31, 2024
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds(1)	24	$43,060	89%	27	$46,945	88%
Second trust deeds	7	5,592	11	9	6,530	12
Total principal, secured loans	31	48,652	100%	36	53,475	100%
Liens due other lenders at loan closing		13,929			19,442
Total debt		$62,581			$72,917
Appraised property value at loan closing		$108,521			$132,521
OLTV (weighted average)		61.1%			58.9%

(1)
One loan with principal of approximately $1.4 million has an LTV of 95% at March 31, 2025. The loan is fully amortizing over its 36-month term.

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

Secured loans, principal by OLTV and lien position at March 31, 2025 are presented in the following table ($ in thousands).

	Secured loans, principal
LTV(2)	First trust deeds	Percent	Count	Second trust deeds	Percent	Count	Total principal	Percent
<40%	$1,319	2.7%	4	$550	1.1%	1	$1,869	3.8%
40-49%	1,159	2.4	2	1,900	3.9	1	3,059	6.3
50-59%	21,254	43.7	5	—	0.0	—	21,254	43.7
60-69%	8,349	17.2	7	1,157	2.4	2	9,506	19.6
Subtotal <70%	32,081	66.0	18	3,607	7.4	4	35,688	73.4

70-79%	9,550	19.6	5	1,985	4.1	3	11,535	23.7
Subtotal <80%	41,631	85.6	23	5,592	11.5	7	47,223	97.1

≥80%(3)	1,429	2.9	1	—	0.0	—	1,429	2.9

Total	$43,060	88.5%	24	$5,592	11.5%	7	$48,652	100.0%

(2)
LTV classifications in the table above are based on principal, advances and interest unpaid at March 31, 2025.
(3)
One loan with principal of approximately $1.4 million has an LTV of 95% at March 31, 2025. The loan agreement was executed by an individual with extensive real estate holdings and substantial financial resources. The loan is fully amortizing over its 36-month term.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2025 (unaudited)

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	March 31, 2025			December 31, 2024
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(4)	11	$10,413	21%	15	$15,081	28%
Commercial
Office	2	5,540	11	3	5,725	11
Retail	3	2,509	5	3	2,512	5
Industrial	5	11,663	24	5	10,463	20
Commercial – Other	5	14,393	30	5	14,972	27
Commercial Total	15	34,105	70	16	33,672	63
Multi-family	5	4,134	9	5	4,722	9
Total principal, secured loans	31	$48,652	100%	36	$53,475	100%

(4)
Single family includes 1-4 unit residential buildings, condominium units, townhouses and condominium complexes. At March 31, 2025, single family consists of six loans with an aggregate principal of approximately $6.1 million that are owner occupied and five loans with an aggregate principal of approximately $4.3 million that are non-owner occupied. At December 31, 2024, single family consisted of eight loans with an aggregate principal of approximately $7.3 million that are owner occupied and seven loans with an aggregate principal of approximately $7.7 million that are non-owner occupied.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2025 (unaudited)

Distribution of secured loans - principal by California counties

The distribution of secured loans within California by counties is presented in the following table ($ in thousands).

	March 31, 2025		December 31, 2024
	Principal	Percent	Principal	Percent
San Francisco Bay Area(5)
San Francisco	$6,704	13.8%	$8,377	15.7%
San Mateo	8,301	17.1	8,305	15.5
Santa Clara	6,842	14.1	10,074	18.8
Alameda	2,601	5.3	2,021	3.8
Contra Costa	1,220	2.5	1,220	2.3
Napa	635	1.3	636	1.2
Solano	—	0.0	185	0.3
Marin	400	0.8	400	0.8
	26,703	54.9	31,218	58.4
Other Northern California
Butte	1,202	2.5	1,203	2.2
Stanislaus	559	1.1	—	0.0
	1,761	3.6	1,203	2.2
Northern California Total	28,464	58.5	32,421	60.6

Southern California Coastal
Los Angeles	9,954	20.5	10,533	19.7
Orange	189	0.4	1,675	3.1
San Diego	8,145	16.7	6,946	13.0
	18,288	37.6	19,154	35.8
Other Southern California
Riverside	1,900	3.9	1,900	3.6
	1,900	3.9	1,900	3.6
Southern California Total	20,188	41.5	21,054	39.4
Total principal, secured loans	$48,652	100.0%	$53,475	100.0%

(5)
Includes Silicon Valley

Scheduled maturities/Secured loans - principal

Secured loans scheduled to mature in periods as of and after March 31, 2025 , are presented in the following table ($ in thousands).

	First Trust Deeds		Second Trust Deeds		Total
	Loans	Principal	Loans	Principal	Loans	Principal	Percent
2025	6	$9,054	4	$3,675	10	$12,729	26%
2026	5	10,852	1	189	6	11,041	22
2027	5	10,516	—	—	5	10,516	22
2028	—	—	—	—	—	—	0
2029	2	5,245	—	—	2	5,245	11
Thereafter	3	919	—	—	3	919	2
Total scheduled maturities	21	36,586	5	3,864	26	40,450	83
Matured(6)	3	6,474	2	1,728	5	8,202	17
Total principal, secured loans	24	$43,060	7	$5,592	31	$48,652	100%

(6)
See Delinquency/Secured loans with payments in arrears below for additional information on matured loans.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2025 (unaudited)

Scheduled maturities are presented based on the most recent in-effect agreement with the borrower, including forbearance agreements, if any. As a result, matured loans at March 31, 2025, for the scheduled maturities table above may differ from the same captions in the tables of delinquencies and payment in arrears presented below that do not consider forbearance agreements. For matured loans, the company may continue to accept payments while pursuing collection of principal or while negotiating an extension of the maturity date. Loans are written without a prepayment penalty causing an uncertainty/a lack of predictability as to the expected duration versus the scheduled maturity.

One loan included above with principal of $7.5 million ($9.1 million at funding) at March 31, 2025, has payment terms that provide for principal reductions upon the sale of the office condominiums. Sales commenced in 2024 and continue in 2025. The maturity table above does not reflect these periodic principal payments, which will result in an acceleration of the payoff of the loan as or if they continue to occur.

Delinquency/Secured loans

Secured loans principal summarized by payment-delinquency status are presented in the following table ($ in thousands).

	March 31, 2025		December 31, 2024
	Loans	Principal	Loans	Principal
Current	24	$38,504	30	$42,309
Past Due
30-89 days	1	900	3	4,476
90-179 days	3	2,558	—	—
180 or more days	3	6,690	3	6,690
Total past due	7	10,148	6	11,166
Total principal, secured loans	31	$48,652	36	$53,475

At March 31, 2025 and December 31, 2024, there was one loan with a forbearance agreement in effect with principal of $990 thousand, included in the table above as 180 or more days delinquent. Five loans past due at March 31, 2025, were in first lien position and had principal payments in arrears of approximately $6.5 million. Two loans past due at March 31, 2025, were in second lien position and had principal payments in arrears of approximately $1.7 million.

Delinquency/Secured loans with payments in arrears

Secured loans with payments in arrears (seven loans), principal by LTV and lien position at March 31, 2025 are presented in the following table ($ in thousands).

	Secured loans with payments in arrears, principal
LTV(7)	First trust deeds	Percent(8)	Second trust deeds	Percent(8)	Total principal	Percent(8)
<40%	$—	0.0%	$—	0.0%	$—	0.0%
40-49%	—	0.0	—	0.0	—	0.0
50-59%	—	0.0	—	0.0	—	0.0
60-69%	1,890	3.9	968	2.0	2,858	5.9
Subtotal <70%	1,890	3.9	968	2.0	2,858	5.9

70-79%	6,530	13.4	760	1.6	7,290	15.0
Subtotal <80%	8,420	17.3	1,728	3.6	10,148	20.9

≥80%	—	0.0	—	0.0	—	0.0

Total	$8,420	17.3%	$1,728	3.6%	$10,148	20.9%

(7)
LTV classifications in the table above are based on principal, advances and interest unpaid at March 31, 2025.
(8)
Percent of total principal, secured loans ($48.7 million) at March 31, 2025.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2025 (unaudited)

Payments in arrears for secured loans at March 31, 2025 are presented in the following tables ($ in thousands).

	Loans		Principal		Interest(9)
At March 31, 2025	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	1	—	$900	$—	$—	$—	$900
90-179 days (4-6 payments)	2	1	1,602	2	14	20	1,638
180 or more days (more than 6 payments)	2	1	5,700	—	415	48	6,163
Total past due	5	2	$8,202	$2	$429	$68	$8,701

(9)
March 2025 interest is due April 1, 2025 and is not included in the payments in arrears at March 31, 2025.

Two loans included above were past maturity, with an aggregate principal of approximately $1.9 million having been paid off in full.

Matured loans, principal by LTV and lien position at March 31, 2025 are presented in the following table ($ in thousands).

	Secured loans past maturity, principal
LTV(10)	First trust deeds	Percent(11)	Second trust deeds	Percent(11)	Total principal	Percent(11)
<40%	$—	0.0%	$—	0.0%	$—	0.0%
40-49%	—	0.0	—	0.0	—	0.0
50-59%	—	0.0	—	0.0	—	0.0
60-69%	900	1.8	968	2.0	1,868	3.8
Subtotal <70%	900	1.8	968	2.0	1,868	3.8

70-79%	5,574	11.5	760	1.6	6,334	13.1
Subtotal <80%	6,474	13.3	1,728	3.6	8,202	16.9

≥80%	—	0.0	—	0.0	—	0.0

Total	$6,474	13.3%	$1,728	3.6%	$8,202	16.9%

(10)
LTV classifications in the table above are based on principal, advances and interest unpaid at March 31, 2025.
(11)
Percent of total principal of secured loans (totaling $48.7 million) at March 31, 2025.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2025 (unaudited)

Non-accrual status/Secured loans

Secured loans in non-accrual status are summarized in the following table ($ in thousands).

	March 31, 2025	December 31, 2024
Number of loans	4	3
Principal	$9,763	$6,887
Advances	25	23
Accrued interest(12)	316	316
Total recorded investment	$10,104	$7,226
Foregone interest	$241	$116

(12)
Accrued interest in the table above is the amount of interest accrued prior to the loan being placed on non-accrual status, net of any payments received while in non-accrual status. Interest income of $77 thousand was recognized for loans in non-accrual status in the three months ended March 31, 2025.

Provision/allowance for credit losses

Activity in the allowance for credit losses for the three months ended March 31 are presented in the following table ($ in thousands).

	2025			2024
	Principal and Advances	Interest	Total	Principal and Advances	Interest	Total
Balance, January 1	150	60	210	60	60	120
Provision for loan losses	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—
Balance, March 31	$150	$60	$210	$60	$60	$120

Each secured loan is reviewed quarterly for its delinquency, LTV adjusted for the most recent valuation of the underlying collateral, remaining term to maturity, borrower’s payment history and other factors.

Secured loans count, principal and weighted average OLTV at March 31, 2025 and the projected year-end count, principal and weighted average OLTV based on contractual maturities (by lien position) are presented in the following table ($ in thousands).

				First Trust Deeds			Second Trust Deeds
	Loans	Principal	OLTV	Loans	Principal	OLTV	Loans	Principal	OLTV
March 31, 2025	31	$48,652	61.1%	24	$43,060	61.6%	7	$5,592	57.2%

December 31,
2025	16	27,721	58.2	15	27,532	58.1	1	189	64.9
2026	10	16,680	55.8	10	16,680	55.8	—	—	0.0
2027	5	6,164	52.6	5	6,164	52.6	—	—	0.0
2028	5	6,164	52.6	5	6,164	52.6	—	—	0.0
2029	3	919	28.9	3	919	28.9	—	—	0.0
2030	2	599	23.7	2	599	23.7	—	—	0.0
2033	1	203	34.4	1	203	34.4	—	—	0.0
2035	—	—	0.0	—	—	0.0	—	—	0.0

The above analysis does not include any forward period extensions, renewals or modifications that the company may undertake at its sole and unconditional discretion, which could extend the contractual maturities.

One loan included above with principal of $7.5 million ($9.1 million at funding) at March 31, 2025, has payment terms that provide for principal reductions upon the sale of the office condominiums. Sales commenced in 2024 and continue in 2025. The maturity table above does not reflect these periodic principal payments, which will result in an acceleration of the payoff of the loan as or if they continue to occur.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2025 (unaudited)

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2025 (unaudited)

NOTE 5 – LINE OF CREDIT

Activity involving the line of credit during the three months ended March 31 is presented in the following table ($ in thousands).

	2025	2024
Balance, January 1	$4,000	$2,153
Advances	2,000	13,250
Repayments	(6,000)	(15,403)
Balance, March 31	$—	$—
Line of credit – average daily balance	$3,874	$2,173

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

Under the terms of the 2024 credit agreement, RMI IX can borrow up to a maximum principal of $10 million pursuant to a line of credit subject to a borrowing base calculation set forth in the 2024 credit agreement and the amounts advanced are secured by a first priority security interest in the notes and deeds of trust of the pledged loans in the borrowing base. At March 31, 2025, aggregate principal of pledged loans was approximately $14.7 million, with a maximum allowed advance thereon of approximately $10 million, subject to the borrowing base calculation. The maturity date of the 2024 credit agreement is March 13, 2026, when all amounts outstanding become due. For a fee of one-quarter of one percent (0.25%), RMI IX has the option prior to maturity date to convert the then outstanding principal balance under the 2024 credit agreement to a two-year term loan maturing in March 2028.

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

The 2024 credit agreement provides for customary financial and borrowing base reporting by the company to the bank and specifies that the company shall maintain (i) minimum tangible net worth of $50 million, net of amounts due from related companies; (ii) debt service coverage ratio at all times of not less than 2.00 to 1.00; and (iii) loan payment delinquency of less than ten percent (10.0%) at calendar quarter-end, calculated as the principal of loans with payments over 61-days past due as determined by the bank’s guidance, less loan loss allowances, divided by total principal of the company’s loans. The 2024 credit agreement provides that in the event the credit payment delinquency rate exceeds 10.0% as of the end of any quarter, the bank will cease to make any further advances until the company is compliant with the covenant but agrees not to accelerate repayment of the loan. At March 31, 2025, the credit payment delinquency was 12.99%.

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

The debt issuance costs of approximately $66 thousand from the 2024 modification agreement are being amortized on a straight line basis over the two-year term. Amortized debt issuance costs included in interest expense approximated $8 thousand and $7 thousand for the three months ended March 31, 2025 and 2024, respectively.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2025 (unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

Commitments

Note 3 (Manager and Other Related Parties) presents a detailed discussion of the company’s contractual obligations to RMC and scheduled redemptions of members’ capital at March 31, 2025.

Legal proceedings

As of March 31, 2025, the company was not involved in any legal proceedings or governmental proceedings other than those that would be considered part of the normal course of business as discussed below and no such legal proceedings were terminated during the first quarter of 2025.

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

NOTE 8 – SUBSEQUENT EVENTS

The manager evaluated events occurring subsequent to March 31, 2025 and determined that there were no events or transactions occurring during this reporting period that require recognition or disclosure in the unaudited financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), filed with the U.S. Securities and Exchange Commission (or SEC). The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operations results to be expected for the full year.

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

Cash generated from loan payoffs and borrower payments of principal and interest is used for operating expenses, distributions to members and unit redemptions. The cash flow, if any, in excess of these uses plus advances on the line of credit is reinvested in new loans.

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

Accounting estimates are an integral part of our financial statements. For a summary of our critical accounting estimates, see “Critical Accounting Estimates” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2024 (the “2024 annual report on Form 10-K”) .

There have been no material changes to our critical accounting estimates since our 2024 annual report on Form 10-K.

Results of Operations

The following discussion describes our results of operations for the three months ended March 31, 2025.

Key Performance Indicators

Key performance indicators as of and for the three months ended March 31, 2025 and 2024 are presented in the following table ($ in thousands).

	2025	2024
Members’ capital, gross – end of period balance	$64,600	$68,184
Members’ capital, gross – average daily balance	$65,963	$69,150

Member redemptions(1)	$840	$882

Secured loans principal – end of period balance	$48,652	$61,018
Secured loans principal – average daily balance	$48,738	$62,788

Number of first trust deeds	24	35
Principal – first trust deeds	$43,060	$50,106
Weighted average OLTV – first trust deeds(2)	61.6%	54.3%

Number of second trust deeds	7	13
Principal – second trust deeds	$5,592	$10,912
Weighted average OLTV – second trust deeds(2)	57.2%	54.7%

Interest income	$1,079	$1,500
Portfolio interest rate(3)	9.8%	9.2%
Effective yield rate(4)	8.9%	9.6%

Line of credit – end of period balance	$—	$—
Line of credit – average daily balance(5)	$3,874	$2,173

Interest expense	$27	$54
Interest rate – line of credit(5)	7.8%	8.8%

Provision for (recovery of) loan losses	$—	$—

Total operations expense(9)	$848	$805

Net income(9)	$217	$645
Percent of average members’ capital(6)(7)	1.3%	3.7%

Member distributions	$713	$803
Percent of average members’ capital(6)(8)	4.3%	4.6%

(1)
Redemption requests at March 31, 2025 were approximately $25.3 million and are carried forward to subsequent quarters until paid. (Scheduled redemptions of members’ capital were $24.3 million as of December 31, 2024).
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

Redemptions of members’ capital for the three months ended March 31 are presented in the following table ($ in thousands).

Redemptions	2025	2024
Without penalty	$840	$881
With penalty	—	1
Total	$840	$882
Early withdrawal penalties	$—	$—

Redemptions of members' capital received by the manager and unpaid at March 31, 2025 approximated $25.3 million, of which,

•
$23.8 million were received at or prior to December 31, 2024; and
•
$1.5 million were received in the quarter ended March 31, 2025 (and will be eligible at June 30, 2025).

Secured loans

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a secured loan portfolio that has substantial protective equity (i.e., property value to outstanding debt) as indicated by the overall weighted average loan-to-value ratio (LTV) which at March 31, 2025 was approximately 61.1% at time of origination. Thus, pursuant to the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 38.9% in the property, and we as a lender have lent in the aggregate 61.1% (including other senior liens on the property, for other than first-lien loans) against the properties we hold as collateral for the repayment of our loans.

Secured loans, principal, advances and interest unpaid, by LTV and lien position

LTVs presented in the following tables have been updated for changes in fair values of the collateral as indicated by appraisals, broker opinion of value, or other external market evidence received by the manager after the origination of the loan, if any.

Secured loans, principal by LTV and lien position at March 31, 2025 are presented in the following table ($ in thousands).

	Secured loans, principal
LTV(1)	First trust deeds	Percent(2)	Second trust deeds	Percent(2)	Total principal	Percent(2)
<40%	$1,319	2.7%	$550	1.1%	$1,869	3.8%
40-49%	1,159	2.4	1,900	3.9	3,059	6.3
50-59%	21,254	43.7	—	0.0	21,254	43.7
60-69%	3,624	7.5	1,917	3.9	5,541	11.4
Subtotal <70%	27,356	56.3	4,367	8.9	31,723	65.2

70-79%	4,512	9.3	1,225	2.5	5,737	11.8
Subtotal <80%	31,868	65.6	5,592	11.4	37,460	77.0

≥80%(3)	11,192	23.0	—	0.0	11,192	23.0

Total	$43,060	88.6%	$5,592	11.4%	$48,652	100.0%

(1)
LTV classifications in the table above are based on the sum of principal, advances and interest unpaid at March 31, 2025.
(2)
Percent of secured loans principal, end of period balance.
(3)
One loan with principal of approximately $1.4 million has an LTV of 95%. The loan agreement was executed by an individual with extensive real estate holdings and substantial financial resources. The loan is fully amortizing over its 36-month term.

Secured loans (loan balance), with payments in arrears, by LTV and lien position at March 31, 2025 are presented in the following table ($ in thousands).

	Secured loans with payments in arrears, principal
LTV(4)	First trust deeds	Percent(5)	Second trust deeds	Percent(5)	Total principal	Percent(5)
<40%	$—	0.0%	$—	0.0%	$—	0.0%
40-49%	—	0.0	—	0.0	—	0.0
50-59%	—	0.0	—	0.0	—	0.0
60-69%	900	1.8	1,728	3.6	2,628	5.4
Subtotal <70%	900	1.8	1,728	3.6	2,628	5.4

70-79%	635	1.3	—	0.0	635	1.3
Subtotal <80%	1,535	3.1	1,728	3.6	3,263	6.7

≥80%	6,885	14.2	—	0.0	6,885	14.2

Total	$8,420	17.3%	$1,728	3.6%	$10,148	20.9%

(4)
LTV classifications in the table above are based on the sum of principal, advances and interest unpaid at March 31, 2025.
(5)
Percent of secured loans principal, end of period balance.

The $10.1 million of loans with payments in arrears is comprised of the following seven loans:

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
•
In Foster City, a single-family home secured by a second lien deed of trust. The loan matured January 2025 and the borrower continues to make monthly payments.
•
In San Bruno, a commercial property operated as an owner/user restaurant. The borrower is currently delinquent, has forced place insurance and delinquent on property taxes.
•
In Napa, a single-family home secured by a first lien deed of trust. The loan matured December 2024, and the borrower is not making monthly payments.

•
In Oakland, a single-family home secured by a first lien deed of trust. The loan matured March 2025 and the borrower continues to make monthly interest payments.

Secured loans (loan balance) for matured loans, by LTV and lien position at March 31, 2025 are presented in the following table ($ in thousands).

	Secured loans past maturity, principal
LTV(6)	First trust deeds	Percent(7)	Second trust deeds	Percent(7)	Total principal	Percent(7)
<40%	$—	0.0%	$—	0.0%	$—	0.0%
40-49%	—	0.0	—	0.0	—	0.0
50-59%	—	0.0	—	0.0	—	0.0
60-69%	900	1.8	1,728	3.6	2,628	5.4
Subtotal <70%	900	1.8	1,728	3.6	2,628	5.4

70-79%	634	1.3	—	0.0	634	1.3
Subtotal <80%	1,534	3.1	1,728	3.6	3,262	6.7

≥80%	4,940	10.2	—	0.0	4,940	10.2

Total	$6,474	13.3%	$1,728	3.6%	$8,202	16.9%

(6) LTV classifications in the table above are based on the sum of principal, advances and interest unpaid at March 31, 2025.

(7) Percent of secured loans principal, end of period balance.

Payments in arrears for secured loans (i.e., principal and interest payments past due 30 or more days) at March 31, 2025 totaled approximately $8.7 million of which approximately $8.2 million was principal and approximately $497 thousand was accrued interest.

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations as to the secured loan portfolio, including loan characteristics, scheduled maturities, delinquency and payments in arrears, loans in non-accrual status and the allowance for credit losses.

Performance overview/net income 2025 v. 2024

Net income available to members as a percent of members’ capital, gross – average daily balance (annualized) was 1.3% and 3.7% for the three months ended March 31, 2025 and 2024, respectively. Net income decreased approximately $428 thousand for the three months ended March 31, 2025 as compared to the same period in 2024, primarily due to a decrease in interest income of approximately $421 thousand and an increase in operations expenses of approximately $43 thousand, offset by a decrease in interest expense of approximately $27 thousand. The portfolio interest rate on secured loans has increased by 0.6 percentage points to 9.8% since March 31, 2024. This increase is offset by a decrease in average daily balance of secured loans. The effective yield rate decreased by 0.70 percentage points to 8.9% due to the decrease of interest income that resulted from a decrease in the average daily balance – secured loans and an increase in foregone interest.

Analysis and discussion of income from operations 2025 v. 2024 (three months ended)

Significant changes to net income for the three months ended March 31, 2025 and 2024 are summarized in the following table ($ in thousands).

	Net interest income	Provision for loan losses	Operations expense	Net income
Three months ended
March 31, 2025	$1,052	—	848	$217
March 31, 2024	1,446	—	805	645
Change	$(394)	—	43	$(428)

Change
Decrease in secured loans principal - average daily balance	$(317)	—	(8)	$(309)
Effective yield rate	(104)	—	—	(104)
Decrease in members’ capital - average daily balance	—	—	—	—
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	9	(9)
Interest on line of credit	28	—	—	28
Amortization of debt issuance costs	(1)	—	—	(1)
Late fees	—	—	—	1
Gain on sale, loans	—	—	—	8
Decrease in allocable expenses from RMC	—	—	(25)	25
RMC fees/costs reimbursements collected	—	—	66	(66)
Tax compliance services	—	—	(20)	20
Reduced legal services	—	—	(76)	76
Timing of services rendered	—	—	—	—
Independent contractors	—	—	9	(9)
Expanded audit services	—	—	60	(60)
Other	—	—	28	(28)
Change	$(394)	—	43	$(428)

The table above presents only the significant changes to net income for the period, and is not intended to cross-foot.

Net interest income

Net interest income decrease by approximately $394 thousand (27.2%) for the three months ended March 31, 2025 compared to the same period in 2024. The decrease in net interest income is due to a decrease in interest income of approximately $421 thousand due to a decrease in the average daily balance – secured loans of approximately $14.1 million (22.4%), partially offset by a decrease in interest expense due to a decrease in average daily interest rate on the line of credit of 1.0 percent (11.6%) over the same period.

The increase in the line of credit – average daily balance of approximately $1.7 million (78.3%) for the three months ended March 31, 2025 compared to the same period in 2024, and the decrease in average interest rate on the line of credit of 1.0 percent (11.6%) over the same period, resulted in a decrease of approximately $28 thousand (59.6%) in interest expenses on the line of credit. See Key performance indicators table included above in Item 2 of this report for specific details of average interest rate on the line of credit.

Provision/allowance for credit losses

See Note 4 (Loans) to the consolidated financial statements included in Part I, Item 1 of this report for a detailed presentation of the provision/allowance for credit losses.

Operations expense

Significant changes to operations expense for the three months ended March 31, 2025 and 2024 are summarized in the following table ($ in thousands).

	Mortgage servicing fees	Asset management fees	Costs from RMC, net	Professional services	Other	Total
Three months ended
March 31, 2025	$32	118	140	532	26	$848
March 31, 2024	40	118	90	552	5	805
Change	$(8)	—	50	(20)	21	$43

Change

Decrease in secured loans principal - average daily balance	$(8)	—	—	—	—	$(8)
Decrease in members’ capital - average daily balance	—	—	—	—	—	—
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	9	—	—	9
Decrease in allocable expenses from RMC	—	—	(25)	—	—	(25)
RMC fees/costs reimbursements collected	—	—	66	—	—	66
Tax compliance services	—	—	—	(20)	—	(20)
Reduced legal services	—	—	—	(76)	—	(76)
Independent contractors	—	—	—	9	—	9
Expanded audit services	—	—	—	60	—	60
Other	—	—	—	7	21	28
Change	$(8)	—	50	(20)	21	$43

Mortgage servicing fees

The decrease in mortgage servicing fees of approximately $8 thousand for the three months ended March 31, 2025 as compared to the same period in 2024 was due to a decrease in the average daily balance – secured loans of approximately $14.1 million at the annual mortgage servicing fee to RMC of 0.25%. The decrease in the average daily balance – secured loans was due to a reduction in members’ capital.

Asset Management Fees

Asset management fees were the same in the three months ended March 31, 2025 and 2024. The asset management fee is computed using the prior year end member’s capital base which is the then fair value of the company’s loans plus working capital reserves less outstanding debt.

Costs from RMC, net

RMC is entitled to request reimbursement for operations expense incurred on behalf of RMI IX, including without limitation, RMC’s personnel and non-personnel costs incurred for qualifying business activities, including investor services, accounting, tax and data processing, postage and out-of-pocket general and administration expenses. In October 2024, RMC – at its sole discretion – collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income).

The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $140 thousand and $156 thousand in the three months ended March 31, 2025 and 2024, respectively. The reimbursement of costs waived by RMC was approximately $0 and $66 thousand in the three months ended March 31, 2025 and 2024, respectively.

Professional Services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The increase in professional services of approximately $20 thousand for the three months ended March 31, 2025 compared to the same period in 2024 was due to increased fees to independent contractors and an increase in audit fees due to expanded audit services, partially offset by a decrease due to reduced legal services and reduced tax compliance services. Costs for these professional services have been increasing – and are expected to continue to increase – as the demands (and complexity) of regulatory, accounting and tax compliance increase and the rate at which firms charge for their services increases.

Cash flows and liquidity

Cash flows by business activity for the three months ended March 31, 2025 and 2024 are presented in the following table ($ in thousands).

	2025	2024
Members’ capital
Earnings distributed to members, net of DRIP	$(768)	$(543)
Redemptions, net	(840)	(897)
O&O expenses repaid by RMC	6	10
Cash – members’ capital, net	(1,602)	(1,430)

Borrowings
Line of credit borrowings (payments), net	(4,000)	(2,153)
Interest paid	(76)	(67)
Debt issuance costs paid	—	(66)
Cash – borrowings, net	(4,076)	(2,286)
Cash – members’ capital and borrowings, net	(5,678)	(3,716)

Loan principal/advances/interest
Loans funded & advances, net	(3,993)	(8,290)
Principal collected	8,804	10,186
Loans sold to non-affiliate	1,076	—
Interest received, net	1,073	1,360
Late fees	(17)	6
Promissory note repaid by related mortgage fund	—	2,800
Cash – loans, net	6,943	6,062

Formation loan collected	52	52

Operations expense	(857)	(755)

Net change in cash	$460	$1,643
Cash, end of period	$12,518	$3,355

Earnings distributed to members

To determine the amount of cash to be distributed in any month, the company relies in part on its forecast of full-year net income, which takes into account the difference between the forecasted net income for the remainder of the year and actual results in the year to date and the requirement to maintain a cash reserve. As of March 31, 2025, the difference between earnings allocated to members’ capital accounts and net income available to members was approximately $808 thousand, and is expected to be offset by future earnings in excess of net distributions in 2025.

Liquidity, borrowings and capital resources

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

See Note 5 (Line of Credit) to the financial statements included in Part I, Item 1 of this report for a detailed presentation of the activity and discussion on the terms and provisions of the credit agreement (and subsequent modifications), which presentation is incorporated by this reference into this Item 2.

The manager believes these sources of funds will provide sufficient funds to adequately meet financial obligations for the next twelve months.

Contractual obligations and commitments

At March 31, 2025, the company had no construction or rehabilitation loans outstanding, no loan commitments pending, and no off-balance sheet arrangements as such arrangements are not permitted by the Operating Agreement. Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report presents detailed discussion of the company’s contractual obligations to RMC.

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

RMC, as the manager, carried out an evaluation, with the participation of RMC’s President (acting as principal executive officer/principal financial officer) of the effectiveness of the design and operation of the manager's controls and procedures over financial reporting and disclosure (as defined in Rule 13a-15 of the Exchange Act) as of and for the period covered by this report. Based upon that evaluation, RMC’s principal executive officer/principal financial officer concluded, as of the end of such period, that the manager’s disclosure controls and procedures were not effective due to the unremediated material weakness in our internal control over financial reporting described in Part II, Item 9A of the 2024 annual report on Form 10-K.

Previously Identified Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis.

Refer to Part II, Item 9A of the 2024 annual report on Form 10-K for a discussion of the material weakness existing as of December 31, 2024, which continued to exist as of March 31, 2025.

Remediation Plan of Material Weakness

As previously described in Part II, Item 9A of the 2024 annual report on Form 10-K, the manager began developing accounting policies, processes and analytics and designing and implementing effective internal controls measures prior to the implementation of the CECL model and has continued efforts to implement those controls and thereby remediate the material weakness identified.

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

Changes to Internal Control Over Financial Reporting

Except for the actions taken under the Remediation Plan described above, there have not been any changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the manager’s or company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2025, the company is not involved in any legal proceedings or governmental proceedings other than those that would be considered part of the normal course of business. In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes or protect or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the company (i.e., exceeding ten percent of the company’s consolidated current assets).

Item 1A. Risk Factors

There have been no material changes from the “Risk Factors” previously disclosed in Part 1, Item 1A, of our 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of securities by the company which were not registered under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

The company is externally managed by RMC and has no officers or directors of its own and, thus, the company has no Rule 10b5-1 plan or other trading arrangements. There was no adoption, modification or termination of any Rule 10b5-1 plan or other trading arrangements by directors and officers of RMC during the quarter ended March 31, 2025.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: May 21, 2025	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer)