Form 10-Q
period 2025-06-30
Redwood Mortgage Investors IX
filed 2025-08-19
CIK 1448038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

2

REDWOOD MORTGAGE INVESTORS IX, LLC

3

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC

Balance Sheets

June 30, 2025 (unaudited) and December 31, 2024

($ in thousands)

	June 30,	December 31,
ASSETS	2025	2024
Cash, in banks	$14,883	$12,058
Loan payments in trust	21	29
Loans held for sale	—	1,065
Loans
Principal	45,185	53,475
Advances	106	54
Accrued interest	611	611
Prepaid interest	—	(11)
Loan balances secured by deeds of trust	45,902	54,129
Allowance for credit losses	(320)	(210)
Loan balances secured by deeds of trust, net	45,582	53,919
Debt issuance costs, net	25	41
Prepaid expenses	32	—
Other receivable	9	3
Total assets	$60,552	$67,115

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable and accrued liabilities	$31	$109
Payable to manager (Note 3)	68	93
Line of credit	—	4,000
Total liabilities	99	4,202

Commitments and contingencies (Note 6)

Members’ and manager’s capital, net	63,043	65,607
Receivable from manager (formation loan) (Note 3)	(2,590)	(2,694)
Members’ and manager’s capital, net of formation loan	60,453	62,913
Total liabilities and members’ capital	$60,552	$67,115

The accompanying notes are an integral part of these unaudited financial statements.

4

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Income

For the Three and Six Months Ended June 30, 2025 and 2024 (unaudited)

($ in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Interest income	$1,058	$1,605	$2,137	$3,105
Interest expense	(8)	(162)	(35)	(216)
Net interest income	1,050	1,443	2,102	2,889
Late fees	2	2	7	6
Gain on sale, loans	—	24	8	24
Total revenue, net	1,052	1,469	2,117	2,919

Provision for credit losses	110	—	110	—

Operations expense
Mortgage servicing fees to Redwood Mortgage Corp.	29	41	61	81
Asset management fees to Redwood Mortgage Corp.	118	118	236	236
Costs from Redwood Mortgage Corp., net (Note 3)	148	72	288	162
Professional services	370	374	902	926
Other	6	17	32	22
Total operations expense	671	622	1,519	1,427
Net income	$271	$847	$488	$1,492

Net income
Members (99%)	$268	$839	$483	$1,478
Manager (1%)	3	8	5	14
	$271	$847	$488	$1,492

The accompanying notes are an integral part of these unaudited financial statements.

5

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Changes in Members’ and Manager’s Capital

For the Three Months Ended June 30, 2025 (unaudited)

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at March 31, 2025	$64,600	$83	$(409)	$64,274
Net income	268	3	—	271
Earnings distributed	(671)	(3)	—	(674)
Redemptions	(834)	—	—	(834)
Organization and offering expenses allocated	(56)	—	56	—
Organization and offering expenses repaid by RMC	—	—	6	6
Balance at June 30, 2025	$63,307	$83	$(347)	$63,043

For the Six Months Ended June 30, 2025 (unaudited)

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at December 31, 2024	$65,995	$83	$(471)	$65,607
Net income	483	5	—	488
Earnings distributed	(1,384)	(5)	—	(1,389)
Redemptions	(1,674)	—	—	(1,674)
Organization and offering expenses allocated	(113)	—	113	—
Organization and offering expenses repaid by RMC	—	—	11	11
Balance at June 30, 2025	$63,307	$83	$(347)	$63,043

The accompanying notes are an integral part of these unaudited financial statements.

6

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Changes in Members’ and Manager’s Capital

For the Three Months Ended June 30, 2024 (unaudited)

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at March 31, 2024	$68,184	$82	$(671)	$67,595
Net income	839	8	—	847
Earnings distributed	(782)	(8)	—	(790)
Earnings distributed/reinvested (DRIP)	169	—	—	169
Redemptions	(865)	—	—	(865)
Organization and offering expenses allocated	(60)	—	60	—
Organization and offering expenses repaid by RMC	—	—	8	8
Balance at June 30, 2024	$67,485	$82	$(603)	$66,964

For the Six Months Ended June 30, 2024 (unaudited)

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at December 31, 2023	69,018	82	(742)	68,358
Net income	1,478	14	—	1,492
Earnings distributed	(1,585)	(14)	—	(1,599)
Earnings distributed/reinvested (DRIP)	442	—	—	442
Redemptions	(1,747)	—	—	(1,747)
Organization and offering expenses allocated	(121)	—	121	—
Organization and offering expenses repaid by RMC	—	—	18	18
Balance at June 30, 2024	$67,485	$82	$(603)	$66,964

The accompanying notes are an integral part of these unaudited financial statements.

7

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Six Months Ended June 30, 2025 and 2024 (unaudited)

($ in thousands)

	Six Months Ended June 30,
	2025	2024
Operations
Interest income received	$2,122	$2,794
Interest expense paid	(75)	(162)
Late fees and other loan income	14	(27)
Operations expense	(1,594)	(1,398)
Total cash provided by operations	467	1,207
Investing
Loans funded	(15,002)	(35,194)
Principal collected	23,293	19,340
Proceeds from loans sold to non-affiliate, net	1,076	4,068
Advances (made)	(52)	(5)
Promissory note repaid by related mortgage fund	—	2,800
Total cash provided by (used in) investing	9,315	(8,991)
Financing
Members’ and manager's capital
Distributions to members and manager
Earnings distributed, net of DRIP	(1,398)	(1,089)
Redemptions, net of early withdrawal penalties (Note 3)	(1,674)	(1,761)
Total distributions to members and manager	(3,072)	(2,850)
Organization and offering expenses repaid by RMC, net	11	18
Cash (used in) members’ and manager’s capital	(3,061)	(2,832)
Promissory note received from related parties	—	940
Promissory note repaid to related parties	—	(940)
Promissory note received from third party	—	1,500
Promissory note repaid to third party	—	(1,500)
Line of credit
Advances	2,000	23,250
Repayments	(6,000)	(15,403)
Debt issuance costs	—	(66)
Cash (used in) provided by line of credit	(4,000)	7,781
Unsecured borrowings received from related mortgage funds	—	2,500
Unsecured borrowings repaid to related mortgage fund	—	(1,200)
Formation loan collected	104	104
Total cash (used in) provided by financing	(6,957)	6,353
Net increase (decrease) in cash	2,825	(1,431)
Cash, beginning of period	12,058	1,712
Cash, end of period	$14,883	$281

Non-cash investing activities for the six months ended June 30, 2024 include four loans transferred to held for sale of approximately $4 million. The four loans in 2024 were sold to an unaffiliated bank on May 31, 2024 for the amount owed on the note plus a premium, resulting in a gain of approximately $24 thousand. One loan held for sale of approximately $1.1 million at December 31, 2024 was sold to an unaffiliated bank in January 2025 for the amount owed on the note plus a premium, resulting in a gain of approximately $8 thousand.

Non-cash financing activities for the six months ended June 30, 2025 and 2024 include earnings distributed to the dividend reinvestment plan of $0 and $442 thousand, respectively.

The accompanying notes are an integral part of these unaudited financial statements.

8

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Six Months Ended June 30, 2025 and 2024 (unaudited)

($ in thousands)

	Six Months Ended June 30,
Reconciliation of net income to total cash provided by operations	2025	2024
Net income	$488	$1,492
Adjustments to reconcile net income to total cash provided by operations
Gain on sale, loans	(8)	(24)
Amortization of debt issuance costs	16	15
Provision for (recovery of) loan losses	110	—
Change in operating assets and liabilities
Loan payments in trust	7	(33)
Accrued interest	(3)	(344)
Prepaid interest	(11)	34
Prepaid expenses	(32)	(18)
Other receivable	3	—
Accounts payable and accrued liabilities	(78)	121
Payable to related parties	(25)	(36)
Total adjustments	(21)	(285)
Total cash provided by operations	$467	$1,207

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2025 (unaudited)

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

In the opinion of management of RMC, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly and accurately the financial information included therein. These unaudited financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results to be expected for the full year.

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

To determine the amount of cash to be distributed in any specific month, the company relies in part on its forecast of full year profits. At June 30, 2025, cumulative to-date earnings (estimated) allocated to members’ account statements was approximately $1.2 million greater than net income available to members (actual per the general ledger). The difference between earnings allocated to members’ account statements and net income available to members is expected to be offset by future earnings in excess of net distributions in 2026.

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

June 30, 2025 (unaudited)

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

June 30, 2025 (unaudited)

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

June 30, 2025 (unaudited)

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

June 30, 2025 (unaudited)

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

The determination of the probability-of-loss (and, accordingly, the determination of the amount of the allowance for expected credit losses) considers current fair value of collateral and the resultant protective equity, the time to maturity, the lien position, current real estate and financial markets, as well as reasonable and supportable forecasts about future economic scenarios and – to a lesser extent – historical loss experience. The forward-looking estimates consider the likelihood that any combination of events would adversely impact economic conditions and real estate markets in California such that the substantial protective equity existing for the loans would no longer be sufficient to collect the recorded amounts of principal, advances and accrued interest due on the loan.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2025 (unaudited)

Given the limited number of loans and the short terms for which the loans are written (and the potentially even shorter duration given that the loans are written without a prepayment penalty), at each reporting date the company performs a risk analysis as to real estate market conditions (by property type) in the California areas in which loan collateral is located and performs a loan-by-loan analysis to determine the current net realizable value of the real property collateral and the remaining time to maturity. Loans with similar LTVs are included in pools and the weighted average LTVs in forward periods are forecasted – by lien position – for those loans expected (on a contractual maturity basis) to be then outstanding. No expected extensions, renewals, or modifications are factored in as the company’s loans do not contain renewal options that can be unconditionally exercised by the borrowers. This methodology/analysis determines if there is any amount outstanding in any future period in the contractual lifetime of the loan(s) in which a real estate market decline in values is expected to occur that would be sufficient to put at risk – given the protective equity provided by the excess of the net realizable value of the collateral to the loan balance at origination – the collection in full of amounts owed, including accrued interest and advances, if any, secured by the deeds of trust. For loans (and/or pools of loans) for which the LTVs are such that a loss within the contractual lifetime is expected, loan by loan analyses are undertaken using the likelihood of loss and the percentage (and/or amount) of the loss to determine the expected loss.

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

June 30, 2025 (unaudited)

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

NOTE 3 – MANAGER AND OTHER RELATED PARTIES

The Operating Agreement provides for compensation to the manager and for the reimbursement of qualifying costs as detailed below. RMC is entitled to 1% of the net income or loss of the company. RMC – at its sole discretion – collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income), which increased the net income, cash available for distribution, and the net-distribution rate. The cost-reimbursement waivers in the three and six months ended June 30, 2025 and 2024, by RMC were not made for the purpose of providing RMI IX with sufficient funds to satisfy any required level of distributions, as the Operating Agreement has no such required level of distributions, nor to meet withdrawal requests.

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

The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $148 thousand and $115 thousand in the three months ended June 30, 2025 and 2024, respectively, and $288 thousand and $271 thousand in the six months ended June 30, 2025 and 2024, respectively. The reimbursement of costs waived by RMC was approximately $0 and $43 thousand in the three months ended June 30, 2025 and 2024, respectively, and $0 and $109 thousand in the six months ended June 30, 2025 and 2024, respectively. In October 2024, RMC began collecting the full amount of the qualifying costs attributable to RMI IX to which it is entitled.

Loan administrative fees

The manager is entitled to receive a loan administrative fee of up to one percent (1%) of the principal amount of each new loan funded or acquired for services rendered in connection with the selection and underwriting of loans payable upon the closing or acquisition of each loan. Since August 2015, RMC, at its sole discretion, has waived loan administrative fees on new originations. The total amount of loan administrative fees waived was approximately $110 thousand and $269 thousand in the three months ended June 30, 2025 and 2024, respectively, and $212 thousand and $352 thousand in the six months ended June 30, 2025 and 2024, respectively.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2025 (unaudited)

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

Formation loan transactions for the six months ended June 30 are presented in the following table ($ in thousands).

	2025	2024
Balance, January 1	$2,694	$2,902
Payments received from RMC	(104)	(104)
Balance, June 30	$2,590	$2,798

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

Redemptions of members’ capital

Redemptions of members’ capital for the three and six months ended June 30 are presented in the following table ($ in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
Redemptions	2025	2024	2025	2024
Without penalty	$834	$864	$1,674	$1,746
With penalty	—	1	—	1
Total	$834	$865	$1,674	$1,747
Early withdrawal penalties	$—	$—	$—	$—

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

Redemptions of members' capital received by the manager and unpaid at June 30, 2025 approximated $24.8 million, of which,

•
$24.3 million were received at or prior to March 31, 2025; and
•
$0.5 million were received in the quarter ended June 30, 2025 (and will be eligible at September 30, 2025).

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

June 30, 2025 (unaudited)

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

Unallocated O&O transactions for the six months ended June 30 are summarized in the following table ($ in thousands).

	2025	2024
Balance, January 1	$471	$742
O&O expenses allocated	(113)	(121)
O&O expenses paid by RMC(1)	(11)	(18)
Balance, June 30	$347	$603

(1)
RMC is obligated per the Operating Agreement to repay RMI IX for the amount of unallocated O&O expenses attributed to a member’s capital account if the member redeems prior to the 40 quarterly allocations. RMC estimated its future obligation to repay unallocated O&O expenses on scheduled redemptions as of June 30, 2025, to be approximately $5 thousand.

Other related party transactions

-
Payable to/receivable from related parties

From time to time, in the normal course of business operations, the company may have payables to and/or receivables from related parties. At June 30, 2025, the payable to related parties balance of approximately $68 thousand consisted exclusively of accounts payable to the manager.

At December 31, 2024,the payable to related party balance of approximately $93 thousand consisted exclusively of accounts payable to the manager.

-
Loan transactions with related parties

In the ordinary course of business, performing loans may be transferred by executed assignment, in-part or in-full, between the RMC managed mortgage funds at par value, which approximates market value.

No loans were transferred to or from related mortgage funds in the six months ended June 30, 2025 and 2024.

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

The company’s loans are primarily secured by real estate in coastal California metropolitan areas. The portfolio segments are first and second trust deeds mortgages and the key credit quality indicator is the LTV. First mortgages are predominant, but second lien deeds of trust are not infrequent nor insignificant. First-mortgage loans comprised 88% of the portfolio at June 30, 2025 (88% at December 31, 2024).

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2025 (unaudited)

Secured loans unpaid principal balance (principal)

Secured loan transactions for the three and six months ended June 30, 2025 are summarized in the following table ($ in thousands).

	2025			2025
	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Total	First Trust Deeds	Second Trust Deeds	Total	First Trust Deeds	Second Trust Deeds
Principal, beginning of period	$48,652	$43,060	$5,592	$53,475	$46,945	$6,530
Loans funded	11,021	10,050	971	15,002	14,031	971
Principal collected(1)	(14,488)	(13,331)	(1,157)	(23,292)	(21,197)	(2,095)
Loans transferred from held for sale	—	—	—	1,065	1,065	—
Loans sold to non-affiliate	—	—	—	(1,065)	(1,065)	—
Principal, end of period	$45,185	$39,779	$5,406	$45,185	$39,779	$5,406

(1)
Includes principal collected and held in trust at June 30, 2025 of $0, offset by principal collected and held in trust at December 31, 2024 of approximately $1 thousand which was disbursed to the company in January 2025.

During the three and six months ended June 30, 2025, the company renewed one and three maturing (or matured) loans with aggregate principal of approximately $241 thousand and $4.0 million, respectively, which are not included in the activity shown in the table above. The one loan extended in the three months ended June 30, 2025 was extended for 36 months and the three loans extended in the six months ended June 30, 2025 have an average extension period of approximately 17 months and each was current and deemed well collateralized (i.e., the current LTV for the collateral was within lending guidelines as discussed in Note 2 to these financial statements). Interest rates charged to borrowers may be adjusted in conjunction with the loan extensions to reflect current market conditions (in the six months ended June 30, 2025, one extension included a rate increase).

In the three and six months ended June 30, 2025, one loan with principal of approximately $1.1 million was sold to an unaffiliated third party. The company recognized a gain of approximately $8 thousand, net of a commission.

As of June 30, 2025, there were no commitments to lend outstanding and no construction or rehabilitation loans outstanding.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2025 (unaudited)

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	June 30,	December 31,
	2025	2024
Number of secured loans	29	36
First trust deeds	23	27
Second trust deeds	6	9

Secured loans – principal	$45,185	$53,475
First trust deeds	$39,779	$46,945
Second trust deeds	$5,406	$6,530

Secured loans – lowest interest rate (fixed)	7.8%	7.8%
Secured loans – highest interest rate (fixed)	12.5%	12.5%

Average secured loan – principal	$1,558	$1,485
Average principal as percent of total principal	3.4%	2.8%
Average principal as percent of members’ and manager’s capital, net	2.5%	2.3%
Average principal as percent of total assets	2.6%	2.2%

Largest secured loan – principal	$7,400	$8,106
Largest principal as percent of total principal	16.4%	15.2%
Largest principal as percent of members’ and manager’s capital, net	11.7%	12.4%
Largest principal as percent of total assets	12.2%	12.1%

Smallest secured loan – principal	$200	$185
Smallest principal as percent of total principal	0.4%	0.3%
Smallest principal as percent of members’ and manager’s capital, net	0.3%	0.3%
Smallest principal as percent of total assets	0.3%	0.3%

Number of California counties where security is located	12	13
Largest percentage of principal in one California county	23.4%	19.7%

Number of secured loans with prepaid interest	—	1
Prepaid interest	$—	$11

As of June 30, 2025, 21 loans with an aggregate principal of approximately $39.3 million provide for monthly payments of interest only, with the principal due at maturity, and 8 loans with an aggregate principal of approximately $5.9 million (representing 13% of the aggregate principal of the company’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal due at maturity.

As of June 30, 2025, RMI IX’s largest loan with principal of $7.4 million, has an LTV at origination (OLTV) of 59%, and is in first lien position. The loan is secured by an industrial property located in San Diego County, with an interest rate of 12.50% and is scheduled to mature on March 1, 2026.

As of June 30, 2025, there were 6 loans in second lien position. The aggregate principal of these loans is approximately $5.4 million and the weighted average OLTV is 54%. There were three loans in second lien position which were delinquent as of June 30, 2025. One of the three delinquent loans has principal outstanding of $760 thousand (OLTV 70%), is secured by an industrial property located in Santa Clara County, bears interest at a rate of 8.88%, and matured on August 1, 2023. The borrower included this note/debt in a bankruptcy estate in December 2023 (notification received in March 2024) and continues to make monthly payments. Another one of the three delinquent loans has principal outstanding of $1.9 million (OLTV 47%), is secured by an industrial property located in Riverside County, bears interest at a rate of 11.25% and matured on June 1, 2025. The last one of the three delinquent loans has principal outstanding of $600 thousand (OLTV 71%), is secured by a multi-family property located in Los Angeles County, bears interest at a rate of 8.99% and matured on April 1, 2025.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2025 (unaudited)

Lien position/OLTV

At funding, secured loans had the lien positions presented in the following table ($ in thousands).

	June 30, 2025			December 31, 2024
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	23	$39,779	88%	27	$46,945	88%
Second trust deeds	6	5,406	12	9	6,530	12
Total principal, secured loans	29	45,185	100%	36	53,475	100%
Liens due other lenders at loan closing		15,812			19,442
Total debt		$60,997			$72,917
Appraised property value at loan closing		$117,347			$132,521
OLTV (weighted average)		55.6%			58.9%

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

Secured loans, principal by OLTV and lien position at June 30, 2025 are presented in the following table ($ in thousands).

	Secured loans, principal
LTV(2)	First trust deeds	Percent	Count	Second trust deeds	Percent	Count	Total principal	Percent
<40%	$2,355	5.2%	6	$550	1.2%	1	$2,905	6.4%
40-49%	6,450	14.3	2	1,900	4.2	1	8,350	18.5
50-59%	16,866	37.3	6	971	2.2	1	17,837	39.5
60-69%	6,721	14.9	5	—	0.0	0	6,721	14.9
Subtotal <70%	32,392	71.7	19	3,421	7.6	3	35,813	79.3

70-79%	7,387	16.3	4	1,985	4.4	3	9,372	20.7
Subtotal <80%	39,779	88.0	23	5,406	12.0	6	45,185	100.0

≥80%(3)	—	0.0	—	—	0.0	—	—	0.0

Total	$39,779	88.0%	23	$5,406	12.0%	6	$45,185	100.0%

(2)
LTV classifications in the table above are based on principal, advances and interest unpaid at June 30, 2025.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2025 (unaudited)

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	June 30, 2025			December 31, 2024
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(3)	9	$8,722	19%	15	$15,081	28%
Commercial
Office	2	5,540	12	3	5,725	11
Retail	3	3,606	8	3	2,512	5
Industrial	5	11,661	26	5	10,463	20
Commercial – Other	5	12,710	29	5	14,972	27
Commercial Total	15	33,517	75	16	33,672	63
Multi-family	5	2,946	6	5	4,722	9
Total principal, secured loans	29	$45,185	100%	36	$53,475	100%

(3)
Single family includes 1-4 unit residential buildings, condominium units, townhouses and condominium complexes. At June 30, 2025, single family consists of six loans with an aggregate principal of approximately $7.5 million that are owner occupied and three loans with an aggregate principal of approximately $1.3 million that are non-owner occupied. At December 31, 2024, single family consisted of eight loans with an aggregate principal of approximately $7.3 million that are owner occupied and seven loans with an aggregate principal of approximately $7.7 million that are non-owner occupied.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2025 (unaudited)

Distribution of secured loans - principal by California counties

The distribution of secured loans within California by counties – and for one loan secured by a property in Illinois – is presented in the following table ($ in thousands).

	June 30, 2025		December 31, 2024
	Principal	Percent	Principal	Percent
San Francisco Bay Area(4)
San Francisco	$2,398	5.3%	$8,377	15.7%
San Mateo	5,455	12.1	8,305	15.5
Santa Clara	6,542	14.5	10,074	18.8
Alameda	6,372	14.1	2,021	3.8
Contra Costa	319	0.7	1,220	2.3
Napa	634	1.4	636	1.2
Solano	—	0.0	185	0.3
Marin	400	0.9	400	0.8
	22,120	49.0	31,218	58.4
Other Northern California
Butte	—	0.0	1,203	2.2
Santa Cruz	1,410	3.1	—	0.0
	1,410	3.1	1,203	2.2
Northern California total	23,530	52.1	32,421	60.6

Southern California Coastal
Los Angeles	10,570	23.4	10,533	19.7
Orange	800	1.8	1,675	3.1
San Diego	8,144	18.0	6,946	13.0
	19,514	43.2	19,154	35.8
Other Southern California
Riverside	1,900	4.2	1,900	3.6
	1,900	4.2	1,900	3.6
Southern California total	21,414	47.4	21,054	39.4
California total	44,944	99.5	53,475	100.0
Illinois	241	0.5	—	0.0
Total principal, secured loans	$45,185	100.0%	$53,475	100.0%

(4)
Includes Silicon Valley

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2025 (unaudited)

Scheduled maturities/Secured loans - principal

Secured loans scheduled to mature in periods as of and after June 30, 2025, are presented in the following table ($ in thousands).

	First Trust Deeds		Second Trust Deeds		Total
	Loans	Principal	Loans	Principal	Loans	Principal	Percent
2025	3	$2,760	2	$1,175	5	$3,935	9%
2026	7	14,509	1	971	8	15,480	33
2027	4	8,236	—	—	4	8,236	18
2028	1	241	—	—	1	241	1
2029	2	5,244	—	—	2	5,244	12
Thereafter	4	3,215	—	—	4	3,215	7
Total scheduled maturities	21	34,205	3	2,146	24	36,351	80
Matured(5)	2	5,574	3	3,260	5	8,834	20
Total principal, secured loans	23	$39,779	6	$5,406	29	$45,185	100%

(5)
See Delinquency/Secured loans with payments in arrears below for additional information on matured loans.

Scheduled maturities are presented based on the most recent in-effect agreement with the borrower, including forbearance agreements, if any. As a result, matured loans at June 30, 2025, for the scheduled maturities table above may differ from the same captions in the tables of delinquencies and payment in arrears presented below that do not consider forbearance agreements. For matured loans, the company may continue to accept payments while pursuing collection of principal or while negotiating an extension of the maturity date. Loans are written without a prepayment penalty causing an uncertainty/a lack of predictability as to the expected duration versus the scheduled maturity.

One loan included above with principal of $5.8 million ($9.1 million at funding) at June 30, 2025, has payment terms that provide for principal reductions upon the sale of the office condominiums. Sales commenced in 2024 and continue in 2025. The maturity table above does not reflect these periodic principal payments, which will result in an acceleration of the payoff of the loan as or if they continue to occur.

Delinquency/Secured loans

Secured loans principal summarized by payment-delinquency status are presented in the following table ($ in thousands).

	June 30, 2025		December 31, 2024
	Loans	Principal	Loans	Principal
Current	21	$33,563	30	$42,309
Past Due
30-89 days	2	2,742	3	4,476
90-179 days	1	600	—	—
180 or more days	5	8,280	3	6,690
Total past due	8	11,622	6	11,166
Total principal, secured loans	29	$45,185	36	$53,475

At June 30, 2025 and December 31, 2024, there was one loan in first lien position with a forbearance agreement in effect with principal of $990 thousand, included in the table above as 180 or more days delinquent. Five loans past due at June 30, 2025, were in first lien position and had principal payments in arrears of approximately $5.6 million. Three loans past due at June 30, 2025, were in second lien position and had principal payments in arrears of approximately $3.2 million.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2025 (unaudited)

Delinquency/Secured loans with payments in arrears

Secured loans with payments in arrears (eight loans), principal by OLTV and lien position at June 30, 2025 are presented in the following table ($ in thousands).

	Secured loans with payments in arrears, principal
LTV(7)	First trust deeds	Percent(8)	Second trust deeds	Percent(8)	Total principal	Percent(8)
<40%	$—	0.0%	$—	0.0%	$—	0.0%
40-49%	—	0.0	1,900	4.2	1,900	4.2
50-59%	842	1.9	—	0.0	842	1.9
60-69%	990	2.2	—	0.0	990	2.2
Subtotal <70%	1,832	4.1	1,900	4.2	3,732	8.3

70-79%	6,530	14.5	1,360	3	7,890	17.5
Subtotal <80%	8,362	18.6	3,260	7.2	11,622	25.8

≥80%	—	0.0	—	0.0	—	0.0

Total	$8,362	18.6%	$3,260	7.2%	$11,622	25.8%

(7)
LTV classifications in the table above are based on principal, advances and interest unpaid at June 30, 2025.
(8)
Percent of total principal, secured loans ($45.2 million) at June 30, 2025.

Payments in arrears for secured loans at June 30, 2025 are presented in the following tables ($ in thousands).

	Loans		Principal		Interest(9)
At June 30, 2025	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	1	1	$1,900	$—	$—	$7	$1,907
90-179 days (4-6 payments)	1	—	600	—	—	—	600
180 or more days (more than 6 payments)	3	2	6,334	5	534	102	6,975
Total past due	5	3	$8,834	$5	$534	$109	$9,482

(9)
June 2025 interest is due July 1, 2025 and is not included in the payments in arrears at June 30, 2025.

One loan included above was delinquent on monthly payments, with a principal of approximately $842 thousand having been paid off in full.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2025 (unaudited)

Matured loans, principal by OLTV and lien position at June 30, 2025 are presented in the following table ($ in thousands).

	Secured loans past maturity, principal
LTV(10)	First trust deeds	Percent(11)	Second trust deeds	Percent(11)	Total principal	Percent(11)
<40%	$—	0.0%	$—	0.0%	$—	0.0%
40-49%	—	0.0	1,900	4.2	1,900	4.2
50-59%	—	0.0	—	0.0	—	0.0
60-69%	—	0.0	—	0.0	—	0.0
Subtotal <70%	—	0.0	1,900	4.2	1,900	4.2

70-79%	5,574	12.3	1,360	3.0	6,934	15.3
Subtotal <80%	5,574	12.3	3,260	7.2	8,834	19.5

≥80%	—	0.0	—	0.0	—	0.0

Total	$5,574	12.3%	$3,260	7.2%	$8,834	19.5%

(10)
LTV classifications in the table above are based on principal, advances and interest unpaid at June 30, 2025.
(11)
Percent of total principal of secured loans (totaling $45.2 million) at June 30, 2025.

Non-accrual status/Secured loans

Secured loans in non-accrual status are summarized in the following table ($ in thousands).

	June 30, 2025	December 31, 2024
Number of loans	3	3
Principal	$6,885	$6,887
Advances	43	23
Accrued interest(12)	309	316
Total recorded investment	$7,237	$7,226
Foregone interest	$348	$116

(12)
Accrued interest in the table above is the amount of interest accrued prior to the loan being placed on non-accrual status, net of any payments received while in non-accrual status. Interest income of $41 thousand was recognized for loans in non-accrual status in the six months ended June 30, 2025.

Provision/allowance for credit losses

Activity in the allowance for credit losses for the six months ended June 30 are presented in the following table ($ in thousands).

	2025			2024
	Principal and Advances	Interest	Total	Principal and Advances	Interest	Total
Balance, January 1	$150	$60	$210	$60	$60	$120
Provision for loan losses	110	—	110	—	—	—
Charge-offs	—	—	—	—	—	—
Balance, June 30	$260	$60	$320	$60	$60	$120

Each secured loan is reviewed quarterly for its delinquency, LTV adjusted for the most recent valuation of the underlying collateral, remaining term to maturity, borrower’s payment history and other factors.

Secured loans count, principal and weighted average OLTV at June 30, 2025 and the projected year-end count, principal and weighted average OLTV based on contractual maturities (by lien position) are presented in the following table ($ in thousands).

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2025 (unaudited)

				First Trust Deeds			Second Trust Deeds
	Loans	Principal	OLTV	Loans	Principal	OLTV	Loans	Principal	OLTV
June 30, 2025	29	$45,185	55.6%	23	$39,779	55.9%	6	$5,406	53.9%

December 31,
2025	19	32,416	53.7	18	31,445	53.8	1	971	52.5
2026	11	16,936	50.3	11	16,936	50.3	—	—	0.0
2027	7	8,700	50.7	7	8,700	50.7	—	—	0.0
2028	6	8,459	52.0	6	8,459	52.0	—	—	0.0
2029	4	3,215	44.3	4	3,215	44.3	—	—	0.0
2030	2	595	23.5	2	595	23.5	—	—	0.0
2033	1	200	33.9	1	200	33.9	—	—	0.0
2035	—	—	0.0	—	—	0.0	—	—	0.0

The above analysis does not include any forward period extensions, renewals or modifications that the company may undertake at its sole and unconditional discretion, which could extend the contractual maturities.

One loan included above with principal of $5.8 million ($9.1 million at funding) at June 30, 2025, has payment terms that provide for principal reductions upon the sale of the office condominiums. Sales commenced in 2024 and continue in 2025. The maturity table above does not reflect these periodic principal payments, which will result in an acceleration of the payoff of the loan as or if they continue to occur.

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

June 30, 2025 (unaudited)

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

NOTE 5 – LINE OF CREDIT

Activity involving the line of credit during the six months ended June 30 is presented in the following table ($ in thousands).

	2025	2024
Balance, January 1	$4,000	$2,153
Advances	2,000	23,250
Repayments	(6,000)	(15,403)
Balance, June 30	$—	$10,000
Line of credit – average daily balance	$492	$4,159

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

Under the terms of the 2024 credit agreement, RMI IX can borrow up to a maximum principal of $10 million pursuant to a line of credit subject to a borrowing base calculation set forth in the 2024 credit agreement and the amounts advanced are secured by a first priority security interest in the notes and deeds of trust of the pledged loans in the borrowing base. At June 30, 2025, aggregate principal of pledged loans was approximately $7.7 million, with a maximum allowed advance thereon of approximately $10 million, subject to the borrowing base calculation. The maturity date of the 2024 credit agreement is March 13, 2026, when all amounts outstanding become due. For a fee of one-quarter of one percent (0.25%), RMI IX has the option prior to maturity date to convert the then outstanding principal balance under the 2024 credit agreement to a two-year term loan maturing in March 2028.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2025 (unaudited)

The 2024 credit agreement provides for customary financial and borrowing base reporting by the company to the bank and specifies that the company shall maintain (i) minimum tangible net worth of $50 million, net of amounts due from related companies; (ii) debt service coverage ratio at all times of not less than 2.00 to 1.00; and (iii) loan payment delinquency of less than ten percent (10.0%) at calendar quarter-end, calculated as the principal of loans with payments over 61-days past due as determined by the bank’s guidance, less loan loss allowances, divided by total principal of the company’s loans. The 2024 credit agreement provides that in the event the credit payment delinquency rate exceeds 10.0% as of the end of any quarter, the bank will cease to make any further advances until the company is compliant with the covenant but agrees not to accelerate repayment of the loan. At June 30, 2025, the credit payment delinquency was 13.74%.

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

The debt issuance costs of approximately $66 thousand from the 2024 modification agreement are being amortized on a straight line basis over the two-year term. Amortized debt issuance costs included in interest expense approximated $8 thousand for the three months ended June 30, 2025 and 2024, and $16 thousand and $15 thousand for the six months ended June 30, 2025 and 2024, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

Commitments

Note 3 (Manager and Other Related Parties) presents a detailed discussion of the company’s contractual obligations to RMC and scheduled redemptions of members’ capital at June 30, 2025.

Legal proceedings

As of June 30, 2025, the company was not involved in any legal proceedings or governmental proceedings other than those that would be considered part of the normal course of business as discussed below and no such legal proceedings were terminated during the second quarter of 2025.

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

NOTE 7 – SEGMENT REPORTING

The company operates as a single reportable segment with one economic activity – to invest in real estate loans secured by California real estate, preferably income-producing properties geographically situated in the San Francisco Bay area and the coastal metropolitan regions of Southern California. There is one loan, with principal of $241 thousand that was secured by a multi-family property in Illinois that is a follow on to a loan that was secured by a multi-family property in California.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2025 (unaudited)

NOTE 8 – SUBSEQUENT EVENTS

The manager evaluated events subsequent to June 30, 2025 and determined that there were no events or transactions occurring during this reporting period that require recognition or disclosure in the unaudited financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), filed with the U.S. Securities and Exchange Commission (or SEC). The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operations results to be expected for the full year.

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

Accounting estimates are an integral part of our financial statements. For a summary of our critical accounting estimates, see “Critical Accounting Estimates” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report.

There have been no material changes to our critical accounting estimates since our 2024 Annual Report.

Results of Operations

The following discussion describes our results of operations for the three and six months ended June 30, 2025.

Key Performance Indicators

Key performance indicators as of and for the six months ended June 30, 2025 and 2024 are presented in the following tables ($ in thousands).

	2025	2024
Members’ capital, gross – end of period balance	$63,307	$67,485
Members’ capital, gross – average daily balance	$65,548	$68,831

Member redemptions(1)	$1,674	$1,747

Secured loans principal – end of period balance	$45,185	$74,752
Secured loans principal – average daily balance	$46,963	$65,592

Number of first trust deeds	23	33
Principal – first trust deeds	$39,779	$64,605
Weighted average OLTV – first trust deeds(2)	55.9%	59.7%

Number of second trust deeds	6	13
Principal – second trust deeds	$5,406	$10,147
Weighted average OLTV – second trust deeds(2)	53.9%	55.8%

Interest income	$2,137	$3,105
Portfolio interest rate(3)	10.0%	9.3%
Effective yield rate(4)	9.1%	9.5%

Line of credit – end of period balance	$—	$10,000
Line of credit – average daily balance(5)	$492	$4,159

Interest expense	$35	$216
Interest rate – line of credit(5)	1.0%	8.7%

Provision for (recovery of) loan losses	$110	$—

Total operations expense(9)	$1,519	$1,427

Net income(9)	$488	$1,492
Percent of average members’ capital(6)(7)	1.5%	4.3%

Member distributions	$1,384	$1,585
Percent of average members’ capital(6)(8)	4.2%	4.6%

(1)
Redemption requests at June 30, 2025 were approximately $24.8 million and are carried forward to subsequent quarters until paid. (Scheduled redemptions of members’ capital were $24.3 million as of December 31, 2024).
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
(9)
Prior to October 2024, RMC – at its sole discretion – collected less than the allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income). See Note 3 (Manager and Other Related Parties) to the financial statements included in Part 1, Item 1 for discussion of fees and cost reimbursements to which the manager is entitled.

Key performance indicators as of and for the three months ended June 30, 2025 and 2024 are presented in the following table ($ in thousands).

	2025	2024
Members’ capital, gross – end of period balance	$63,307	$67,485
Members’ capital, gross – average daily balance	$65,137	$68,512

Member redemptions(1)	$834	$865

Secured loans principal – end of period balance	$45,185	$74,752
Secured loans principal – average daily balance	$45,208	$68,396

Number of first trust deeds	23	33
Principal – first trust deeds	$39,779	$64,605
Weighted average OLTV – first trust deeds(2)	55.9%	59.7%

Number of second trust deeds	6	13
Principal – second trust deeds	$5,406	$10,147
Weighted average OLTV – second trust deeds(2)	53.9%	55.8%

Interest income	$1,058	$1,605
Portfolio interest rate(3)	10.1%	9.4%
Effective yield rate(4)	9.4%	9.4%

Line of credit – end of period balance	$—	$10,000
Line of credit – average daily balance(5)	$—	$6,146

Interest expense	$8	$162
Interest rate – line of credit(5)	0.0%	8.8%

Provision for (recovery of) loan losses	$110	$—

Total operations expense(9)	$671	$622

Net income(9)	$271	$847
Percent of average members’ capital(6)(7)	1.6%	4.9%

Member distributions	$671	$782
Percent of average members’ capital(6)(8)	4.1%	4.6%

(1)
Redemption requests at June 30, 2025 were approximately $24.8 million and are carried forward to subsequent quarters until paid. (Scheduled redemptions of members’ capital were $24.3 million as of December 31, 2024).
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
(9)
Prior to October 2024, RMC – at its sole discretion – collected less than the allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income). See Note 3 (Manager and Other Related Parties) to the financial statements included in Part 1, Item 1 for discussion of fees and cost reimbursements to which the manager is entitled.

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

Redemptions of members’ capital for the three and six months ended June 30 are presented in the following table ($ in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
Redemptions	2025	2024	2025	2024
Without penalty	$834	$864	$1,674	$1,746
With penalty	—	1	—	1
Total	$834	$865	$1,674	$1,747
Early withdrawal penalties	$—	$—	$—	$—

Redemptions of members’ capital received by the manager and unpaid at June 30, 2025 approximated $24.8 million, of which,

•
$24.3 million were received at or prior to March 31, 2025; and
•
$0.5 million were received in the quarter ended June 30, 2025 (and will be eligible at September 30, 2025).

Secured loans

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a secured loan portfolio that has substantial protective equity (i.e., property value to outstanding debt) as indicated by the overall weighted average loan-to-value ratio (LTV) which at June 30, 2025 was approximately 55.6% at time of origination. Thus, pursuant to the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 44.4% in the property, and we as a lender have lent in the aggregate 55.6% (including other senior liens on the property, for other than first-lien loans) against the properties we hold as collateral for the repayment of our loans.

Loan origination for the six months ended June 30, 2025 decreased by approximately $20.2 million compared to the same period in 2024. This decrease is primarily due to a lack of availability of loans qualifying under the company’s lending criteria. This trend is expected to reverse in the second half of 2025. As of August 1 2025, over $8.2 million in new loans were originated during the third quarter of 2025.

Secured loans, principal, advances and interest unpaid, by LTV and lien position

LTVs presented in the following tables have been updated for changes in fair values of the collateral as indicated by appraisals, broker opinion of value, or other external market evidence received by the manager after the origination of the loan, if any.

Secured loans, principal by LTV and lien position at June 30, 2025 are presented in the following table ($ in thousands).

	Secured loans, principal
LTV(1)	First trust deeds	Percent(2)	Second trust deeds	Percent(2)	Total principal	Percent(2)
<40%	$8,205	18.2%	$550	1.2%	$8,755	19.4%
40-49%	600	1.3	1,900	4.2	2,500	5.5
50-59%	16,866	37.3	971	2.1	17,837	39.4
60-69%	5,731	12.8	—	0.0	5,731	12.8
Subtotal <70%	31,402	69.6	3,421	7.5	34,823	77.1

70-79%	1,492	3.3	1,985	4.4	3,477	7.7
Subtotal <80%	32,894	72.9	5,406	11.9	38,300	84.8

≥80%(3)	6,885	15.2	—	0.0	6,885	15.2

Total	$39,779	88.1%	$5,406	11.9%	$45,185	100.0%

(1)
LTV classifications in the table above are based on the sum of principal, advances and interest unpaid at June 30, 2025.
(2)
Percent of secured loans principal, end of period balance.
(3)
See the table below for specific details of the loans that have an LTV over 80%.

Secured loans (loan balance), with payments in arrears, by LTV and lien position at June 30, 2025 are presented in the following table ($ in thousands).

	Secured loans with payments in arrears, principal
LTV(4)	First trust deeds	Percent(5)	Second trust deeds	Percent(5)	Total principal	Percent(5)
<40%	$—	0.0%	$—	0.0%	$—	0.0%
40-49%	—	0.0	1,900	4.2	1,900	4.2
50-59%	842	1.9	—	0.0	842	1.9
60-69%	—	0.0	—	0.0	-	0.0
Subtotal <70%	842	1.9	1,900	4.2	2,742	6.1

70-79%	634	1.4	1,360	3.0	1,994	4.4
Subtotal <80%	1,476	3.3	3,260	7.2	4,736	10.5

≥80%	6,886	15.2	—	0.0	6,886	15.2

Total	$8,362	18.5%	$3,260	7.2%	$11,622	25.7%

(4)
LTV classifications in the table above are based on the sum of principal, advances and interest unpaid at June 30, 2025.
(5)
Percent of secured loans principal, end of period balance.

The $11.6 million of loans with payments in arrears is comprised of the following eight loans:

•
In San Francisco, a three-unit mixed use building. The borrower is current per their forbearance agreement. The loan matures in December 2025 (LTV 95%).
•
In Los Angeles, a multi-family building. The loan matured in April 2025 and the borrower continues to make monthly payments.
•
In Palo Alto, a vacant office building with approved plans for a senior living housing facility. The borrower is currently delinquent on both loan payments and property taxes (LTV 89%).
•
In Milpitas, an occupied single tenant industrial building. The loan matured in August 2023 and the borrower continues to make monthly interest payments.
•
In Riverside, an industrial warehouse secured by a second lien deed of trust. The loan matured in June 2025 and the borrower continues to make monthly payments.
•
In San Bruno, a commercial property operated as an owner/user restaurant. The borrower is currently delinquent, has forced place insurance and delinquent on property taxes (LTV 85%) .
•
In Napa, a single-family home secured by a first lien deed of trust. The loan matured December 2024 and the borrower is not making monthly payments.

•
In Santa Clara, a residential condo secured by a first lien deed of trust. The loan matures in March 2026 and the borrower was delinquent on monthly interest payments at June 30, 2025. In July of 2025, the loan was paid off in full.

Payments in arrears for secured loans (i.e., principal and interest payments past due 30 or more days) at June 30, 2025 totaled approximately $9.5 million of which approximately $8.8 million was principal and approximately $643 thousand was accrued interest.

Secured loans (loan balance) for matured loans, by LTV and lien position at June 30, 2025 are presented in the following table ($ in thousands).

	Secured loans past maturity, principal
LTV(6)	First trust deeds	Percent(7)	Second trust deeds	Percent(7)	Total principal	Percent(7)
<40%	$—	0.0%	$—	0.0%	$—	0.0%
40-49%	—	0.0	1,900	4.2	1,900	4.2
50-59%	—	0.0	—	0.0	—	0.0
60-69%	—	0.0	—	0.0	—	0.0
Subtotal <70%	—	0.0	1,900	4.2	1,900	4.2

70-79%	634	1.4	1,360	3.0	1,994	4.4
Subtotal <80%	634	1.4	3,260	7.2	3,894	8.6

≥80%	4,940	10.9	—	0.0	4,940	10.9

Total	$5,574	12.3%	$3,260	7.2%	$8,834	19.5%

(6) LTV classifications in the table above are based on the sum of principal, advances and interest unpaid at June 30, 2025.

(7) Percent of secured loans principal, end of period balance.

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations as to the secured loan portfolio, including loan characteristics, scheduled maturities, delinquency and payments in arrears, loans in non-accrual status and the allowance for credit losses.

Performance overview/net income 2025 v. 2024

Net income available to members as a percent of members’ capital, gross – average daily balance (annualized) was 1.5% and 4.3% for the six months ended June 30, 2025 and 2024. Net income decreased approximately $1,004 thousand (67.3%) for the six months ended June 30, 2025 as compared to the same period in 2024 primarily due to a decrease in interest income of approximately $968 thousand (31.2%) and an increase in operations expenses of approximately $92 thousand (6.4%), offset partially by a decrease in interest expense of approximately $181 thousand (83.8%). The portfolio interest rate on secured loans increased by 0.7 percentage points to 10.0% since June 30, 2024. This increase is offset by a decrease in average daily balance of secured loans. The effective yield rate decreased by 0.4 percentage points to 9.1% due to the decrease of interest income that resulted from a decrease in the average daily balance – secured loans and an increase in foregone interest.

Analysis and discussion of income from operations 2025 v. 2024 (six months ended)

Significant changes to net income for the six months ended June 30, 2025 and 2024 are summarized in the following table ($ in thousands).

	Net interest income	Provision for loan losses	Operations expense	Net income
Six months ended
June 30, 2025	$2,102	110	1,519	$488
June 30, 2024	2,889	—	1,427	1,492
Change	$(787)	110	92	$(1,004)

Change
Decrease in secured loans principal - average daily balance	$(864)	—	(20)	$(844)
Effective yield rate	(104)	—	—	(104)
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	22	(22)
Interest on line of credit	165	—	—	165
Amortization of debt issuance costs	(1)	—	—	(1)
Late fees	—	—	—	1
Gain on sale, loans	—	—	—	(16)
Decrease in allocable expenses from RMC	—	—	(6)	6
RMC fees/costs reimbursements collected	—	—	110	(110)
Interest on notes receivable from related parties	6	—	—	6
Interest on unsecured borrowings	11	—	—	11
Allowance for credit losses, specific reserve	—	110	—	(110)
Tax compliance services	—	—	8	(8)
Reduced legal services	—	—	(160)	160
Independent contractors	—	—	11	(11)
Expanded audit services	—	—	113	(113)
Other	—	—	14	(14)
Change	$(787)	110	92	$(1,004)

The table above presents only the significant changes to net income for the period, and is not intended to cross-foot.

Net interest income

Net interest income decreased approximately $787 thousand (27.2%) for the six months ended June 30, 2025 compared to the same period in 2024. The decrease in net interest income is due to a decrease in interest income of approximately $968 thousand (31.2%) due to a decrease in the average daily balance – secured loans of approximately $18.6 million (28.4%), offset in part by a decrease in interest expense of approximately $181 thousand (83.8%) primarily due to a decrease in the line of credit average daily balance of approximately $3.7 million (88.2%) and a decrease of interest expenses on intercompany promissory notes and intercompany unsecured borrowings.

The line of credit – average daily balance decreased approximately $3.7 million (88.2%) for the six months ended June 30, 2025 compared to the same period in 2024, which resulted in a decrease of approximately $165 thousand (89.7%) in interest expenses on the line of credit. See Key performance indicators table included above in Item 2 of this report for specific details of average interest rate on the line of credit.

Provision/allowance for credit losses

In June 2025, a $110 thousand increase in the allowance for credit losses was recorded to bring the balance to $320 thousand due to an increase in secured loans with a current LTV above 70%.

See the discussion on secured loans, principal, advances and interest unpaid, by LTV and lien position in this Item 2 for a detailed presentation of current loan status.

Operations expense

Significant changes to operations expense for the six months ended June 30, 2025 and 2024 are summarized in the following table ($ in thousands).

	Mortgage servicing fees	Asset management fees	Costs from RMC, net	Professional services	Other	Total
Six months ended
June 30, 2025	$61	236	288	902	32	$1,519
June 30, 2024	81	236	162	926	22	1,427
Change	$(20)	—	126	(24)	10	$92

Change
Decrease in secured loans principal - average daily balance	$(20)	—	—	—	—	$(20)
Decrease in members’ capital - average daily balance	—	—	—	—	—	—
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	22	—	—	22
Decrease in allocable expenses from RMC	—	—	(6)	—	—	(6)
RMC fees/costs reimbursements collected	—	—	110	—	—	110
Tax compliance services	—	—	—	8	—	8
Reduced legal services	—	—	—	(160)	—	(160)
Independent contractors	—	—	—	11	—	11
Expanded audit services	—	—	—	113	—	113
Other	—	—	—	4	10	14
Change	$(20)	—	126	(24)	10	$92

Mortgage servicing fees

The decrease in mortgage servicing fees of approximately $20 thousand for the six months ended June 30, 2025 as compared to the same period in 2024 was due to a decrease in the average daily balance – secured loans of approximately $18.6 million at the annual mortgage servicing fee to RMC of 0.25%.

Asset Management Fees

Asset management fees were the same in the six months ended June 30, 2025 and 2024. The asset management fee is computed using the prior year end members’ capital base which is the then fair value of the company’s loans plus working capital reserves less outstanding debt.

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

The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $288 thousand and $271 thousand in the six months ended June 30, 2025 and 2024, respectively. The reimbursement of costs from RMC waived was approximately $0 and $109 thousand in the six months ended June 30, 2025 and 2024, respectively.

Professional Services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The decrease in professional services of approximately $24 thousand for the six months ended June 30, 2025 compared to the same period in 2024 was due to a decrease in legal fees due to reduced legal services, offset by an increase in audit fees, tax compliance fees and fees due to outside contractors. Costs for professional services have been increasing – and are expected to continue to increase – as new accounting pronouncements are issued, the demands of regulatory compliance increase and the rate at which third party professionals charge for their services increases.

Analysis and discussion of income from operations 2025 v. 2024 (three months ended)

Significant changes to net income for the three months ended June 30, 2025 and 2024 are summarized in the following table ($ in thousands).

	Net interest income	Provision for loan losses	Operations expense	Net income
Three months ended
June 30, 2025	$1,050	110	671	$271
June 30, 2024	1,443	—	622	847
Change	$(393)	110	49	$(576)

Change
Decrease in secured loans principal - average daily balance	$(547)	—	(12)	$(535)
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	13	(13)
Interest on line of credit	137	—	—	137
Gain on sale, loans	—	—	—	(24)
Increase in allocable expenses from RMC	—	—	19	(19)
RMC fees/costs reimbursements collected	—	—	44	(44)
Interest on notes receivable from related parties	6	—	—	6
Interest on unsecured borrowings	11	—	—	11
Allowance for credit losses, specific reserve	—	110	—	(110)
Tax compliance services	—	—	28	(28)
Reduced legal services	—	—	(84)	84
Independent contractors	—	—	2	(2)
Expanded audit services	—	—	53	(53)
Other	—	—	(14)	14
Change	$(393)	110	49	$(576)

The table above presents only the significant changes to net income for the period, and is not intended to cross-foot.

Net interest income

Net interest income decreased approximately $393 thousand (27.2%) for the three months ended June 30, 2025 compared to the same period in 2024. The decrease in net interest income is due to a decrease in interest income of approximately $547 thousand (34.1%) due to a decrease in the average daily balance – secured loans of approximately $23.2 million (33.9%), offset in part by a decrease in interest expense of approximately $154 thousand (95.1%) due to the payoff of the line of credit and a decrease of interest expenses on intercompany promissory notes and intercompany unsecured borrowings.

The line of credit – average daily balance decreased approximately $6.1 million (100.0%) for the three months ended June 30, 2025 compared to the same period in 2024 resulted in a decrease of approximately $137 thousand (100%) in interest expenses on the line of credit. See Key performance indicators table included above in Item 2 of this report for specific details of average interest rate on the line of credit.

Provision/allowance for credit losses

In June 2025, a $110 thousand increase in the allowance for credit losses was recorded to bring the balance to $320 thousand due to an increase in secured loans with a current LTV above 70%.

See the discussion on secured loans, principal, advances and interest unpaid, by LTV and lien position in this Item 2 for a detailed presentation of current loan status.

Operations expense

Significant changes to operations expense for the three months ended June 30, 2025 and 2024 are summarized in the following table ($ in thousands).

	Mortgage servicing fees	Asset management fees	Costs from RMC, net	Professional services	Other	Total
Three months ended
June 30, 2025	$29	118	148	370	6	$671
June 30, 2024	41	118	72	374	17	622
Change	$(12)	—	76	(4)	(11)	$49

Change

Decrease in secured loans principal - average daily balance	$(12)	—	—	—	—	$(12)
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	13	—	—	13
Increase in allocable expenses from RMC	—	—	19	—	—	19
RMC fees/costs reimbursements collected	—	—	44	—	—	44
Tax compliance services	—	—	—	28	—	28
Reduced legal services	—	—	—	(84)	—	(84)
Independent contractors	—	—	—	2	—	2
Expanded audit services	—	—	—	53	—	53
Other	—	—	—	(3)	(11)	(14)
Change	$(12)	—	76	(4)	(11)	$49

Mortgage servicing fees

The decrease in mortgage servicing fees of approximately $12 thousand for the three months ended June 30, 2025 as compared to the same period in 2024 was due to a decrease in the average daily balance – secured loans of approximately $23.2 million at the annual mortgage servicing fee to RMC of 0.25%.

Asset Management Fees

Asset management fees were the same in the three months ended June 30, 2025 and 2024. The asset management fee is computed using the prior year end member’s capital base which is the then fair value of the company’s loans plus working capital reserves less outstanding debt.

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

The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $148 thousand and $115 thousand in the three months ended June 30, 2025 and 2024, respectively. The reimbursement of costs from RMC waived was approximately $0 and $43 thousand in the three months ended June 30, 2025 and 2024, respectively.

Professional Services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The decrease in professional services of approximately $4 thousand for the three months ended June 30, 2025 compared to the same period in 2024 was due to a decrease in legal fees due to reduced legal services, offset by an increase in audit fees, tax compliance fees and fees due to outside contractors. Costs for professional services have been increasing – and are expected to continue to increase – as new accounting pronouncements are issued, the demands of regulatory compliance increase and the rate at which third party professionals charge for their services increases.

Cash flows and liquidity

Cash flows by business activity for the six months ended June 30, 2025 and 2024 are presented in the following table ($ in thousands).

	2025	2024
Members’ capital
Earnings distributed to members, net of DRIP	$(1,398)	$(1,089)
Redemptions, net	(1,674)	(1,761)
O&O expenses repaid by RMC	11	18
Cash – members’ capital, net	(3,061)	(2,832)

Borrowings
Line of credit borrowings (payments), net	(4,000)	7,847
Interest paid	(75)	(162)
Debt issuance costs paid	—	(66)
Promissory note received from related party	—	940
Promissory note repaid to related party	—	(940)
Promissory note received from third party	—	1,500
Promissory note repaid to third party	—	(1,500)
Unsecured borrowings received from related mortgage funds	—	2,500
Unsecured borrowings repaid to related mortgage fund	—	(1,200)
Cash – borrowings, net	(4,075)	8,919
Cash – members’ capital and borrowings, net	(7,136)	6,087

Loan principal/advances/interest
Loans funded & advances, net	(15,054)	(35,199)
Principal collected	23,293	19,340
Loans sold to non-affiliate	1,076	4,068
Interest received, net	2,122	2,794
Late fees	14	(27)
Promissory note repaid by related mortgage fund	—	2,800
Cash – loans, net	11,451	(6,224)

Formation loan collected	104	104

Operations expense	(1,594)	(1,398)

Net change in cash	$2,825	$(1,431)
Cash, end of period	$14,883	$281

Earnings distributed to members

To determine the amount of cash to be distributed in any month, the company relies in part on its forecast of full-year net income, which takes into account the difference between the forecasted net income for the remainder of the year and actual results in the year to date and the requirement to maintain a cash reserve. As of June 30, 2025, the difference between earnings allocated to members’ capital accounts and net income available to members was approximately $1.2 million, and is expected to be offset by future earnings in excess of net distributions in 2026.

Liquidity, borrowings and capital resources

The ongoing sources of funds are the proceeds from:

•
loan payoffs;
•
borrowers’ monthly principal and interest payments;
•
line of credit advances;
•
loan sales to unaffiliated third parties; and
•
payments from RMC on the outstanding balance of the formation loan.

The company’s cash balances are maintained at levels sufficient to support on-going operations and satisfy obligations, without reducing loan fundings or suspending distributions or redemptions, although these options are available if future circumstances warrant. If at any time the company has fully deployed the capital available to lend, the manager would continue to utilize line of credit advances, loan assignments to related mortgage funds and loan sales to unaffiliated third parties to maintain liquidity of the company.

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

Contractual obligations and commitments

At June 30, 2025, the company had no construction or rehabilitation loans outstanding, no loan commitments pending, and no off-balance sheet arrangements as such arrangements are not permitted by the Operating Agreement. Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report presents detailed discussion of the company’s contractual obligations to RMC.

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

RMC, as the manager, carried out an evaluation, with the participation of RMC’s President (acting as principal executive officer/principal financial officer) of the effectiveness of the design and operation of the manager's controls and procedures over financial reporting and disclosure (as defined in Rule 13a-15 of the Exchange Act) as of and for the period covered by this report. Based upon that evaluation, RMC’s principal executive officer/principal financial officer concluded, as of the end of such period, that the manager’s disclosure controls and procedures were not effective due to the unremediated material weakness in our internal control over financial reporting described in Part II, Item 9A of the 2024 Annual Report.

Previously Identified Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis.

Refer to Part II, Item 9A of our 2024 Annual Report for a discussion of the material weakness existing as of December 31, 2024, which continued to exist as of June 30, 2025.

Remediation Plan of Material Weakness

As previously described in Part II, Item 9A of the 2024 Annual Report, the manager began developing accounting policies, processes and analytics and designing and implementing effective internal controls measures prior to the implementation of the CECL model and has continued efforts to implement those controls and thereby remediate the material weakness identified.

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

Changes to Internal Control Over Financial Reporting

Except for the actions taken under the Remediation Plan described above, there have not been any changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the manager’s or company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2025, the company is not involved in any legal proceedings or governmental proceedings other than those that would be considered part of the normal course of business. In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes or protect or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the company (i.e., exceeding ten percent of the company’s consolidated current assets).

Item 1A. Risk Factors

There have been no material changes from the “Risk Factors” previously disclosed in Part 1, Item 1A, of our 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of securities by the company which were not registered under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

The company is externally managed by RMC and has no officers or directors of its own and, thus, the company has no Rule 10b5-1 plan or other trading arrangements. There was no adoption, modification or termination of any Rule 10b5-1 plan or other trading arrangements by directors and officers of RMC during the quarter ended June 30, 2025.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: August 19, 2025	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer)