Form 10-Q
period 2025-09-30
Redwood Mortgage Investors IX
filed 2025-11-12
CIK 1448038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

2

REDWOOD MORTGAGE INVESTORS IX, LLC

3

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC

Balance Sheets

September 30, 2025 (unaudited) and December 31, 2024

($ in thousands)

	September 30,	December 31,
ASSETS	2025	2024
Cash, in banks	$10,569	$12,058
Loan payments in trust	23	29
Loan held for sale	—	1,065
Loans
Principal	48,314	53,475
Advances	104	54
Accrued interest	675	611
Prepaid interest	—	(11)
Loan balances secured by deeds of trust	49,093	54,129
Allowance for credit losses	(320)	(210)
Loan balances secured by deeds of trust, net	48,773	53,919
Debt issuance costs, net	16	41
Prepaid expenses	9	—
Other receivable	13	3
Total assets	$59,403	$67,115

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable and accrued liabilities	$41	$109
Payable to manager (Note 3)	59	93
Line of credit	—	4,000
Total liabilities	100	4,202

Commitments and contingencies (Note 6)

Members’ and manager’s capital, net	61,893	65,607
Receivable from manager (formation loan) (Note 3)	(2,590)	(2,694)
Members’ and manager’s capital, net of formation loan	59,303	62,913
Total liabilities and members’ capital	$59,403	$67,115

The accompanying notes are an integral part of these unaudited financial statements.

4

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Income

For the Three and Nine Months Ended September 30, 2025 and 2024 (unaudited)

($ in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Interest income	$1,064	$1,972	$3,201	$5,077
Interest expense	(8)	(254)	(43)	(471)
Net interest income	1,056	1,718	3,158	4,606
Late fees	—	6	7	13
Gain on sale, loans	—	—	8	24
Total revenue, net	1,056	1,724	3,173	4,643

Provision for credit losses	—	—	110	—

Operations expense
Mortgage servicing fees to Redwood Mortgage Corp. (RMC)	29	47	90	128
Asset management fees to RMC	118	118	354	353
Costs from RMC, net (Note 3)	148	78	436	240
Professional services	405	373	1,307	1,299
Other	22	1	54	23
Total operations expense	722	617	2,241	2,043
Net income	$334	$1,107	$822	$2,600

Net income
Members (99%)	$331	$1,096	$814	$2,574
Manager (1%)	3	11	8	26
	$334	$1,107	$822	$2,600

The accompanying notes are an integral part of these unaudited financial statements.

5

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Changes in Members’ and Manager’s Capital

For the Three Months Ended September 30, 2025 (unaudited)

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at June 30, 2025	$63,307	$83	$(347)	$63,043
Net income	331	3	—	334
Earnings distributed	(664)	(3)	—	(667)
Redemptions	(821)	—	—	(821)
Organization and offering expenses allocated	(55)	—	55	—
Organization and offering expenses repaid by RMC	—	—	4	4
Balance at September 30, 2025	$62,098	$83	$(288)	$61,893

For the Nine Months Ended September 30, 2025 (unaudited)

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at December 31, 2024	$65,995	$83	$(471)	$65,607
Net income	814	8	—	822
Earnings distributed	(2,048)	(8)	—	(2,056)
Redemptions	(2,495)	—	—	(2,495)
Organization and offering expenses allocated	(168)	—	168	—
Organization and offering expenses repaid by RMC	—	—	15	15
Balance at September 30, 2025	$62,098	$83	$(288)	$61,893

The accompanying notes are an integral part of these unaudited financial statements.

6

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Changes in Members’ and Manager’s Capital

For the Three Months Ended September 30, 2024 (unaudited)

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at June 30, 2024	$67,485	$82	$(603)	$66,964
Net income	1,096	11	—	1,107
Earnings distributed	(773)	(11)	—	(784)
Earnings distributed/reinvested (DRIP)	—	—	—	—
Redemptions	(859)	—	—	(859)
Organization and offering expenses allocated	(60)	—	60	—
Organization and offering expenses repaid by RMC	—	—	8	8
Balance at September 30, 2024	$66,889	$82	$(535)	$66,436

For the Nine Months Ended September 30, 2024 (unaudited)

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at December 31, 2023	69,018	82	(742)	68,358
Net income	2,574	26	—	2,600
Earnings distributed	(2,358)	(26)	—	(2,384)
Earnings distributed/reinvested (DRIP)	443	—	—	443
Redemptions	(2,606)	—	—	(2,606)
Organization and offering expenses allocated	(182)	—	182	—
Organization and offering expenses repaid by RMC	—	—	25	25
Balance at September 30, 2024	$66,889	$82	$(535)	$66,436

The accompanying notes are an integral part of these unaudited financial statements.

7

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Nine Months Ended September 30, 2025 and 2024 (unaudited)

($ in thousands)

	Nine Months Ended September 30,
	2025	2024
Operations
Interest income received	$3,122	$4,798
Interest expense paid	(75)	(409)
Late fees and other loan income	13	(26)
Operations expense	(2,293)	(2,011)
Total cash provided by operations	767	2,352
Investing
Loans funded	(26,630)	(36,501)
Principal collected	31,792	25,386
Proceeds from loans sold to non-affiliate, net	1,076	4,068
Advances (made)	(50)	(48)
Promissory note repaid by related mortgage fund	—	2,800
Total cash provided by (used in) investing	6,188	(4,295)
Financing
Members’ and manager's capital
Distributions to members and manager
Earnings distributed, net of DRIP	(2,068)	(1,942)
Redemptions, net of early withdrawal penalties (Note 3)	(2,495)	(2,620)
Total distributions to members and manager	(4,563)	(4,562)
Organization and offering expenses repaid by RMC, net	15	25
Cash (used in) members’ and manager’s capital	(4,548)	(4,537)
Promissory note received from related mortgage funds and manager	—	940
Promissory note repaid to related mortgage funds and manager	—	(940)
Promissory note received from third party	—	1,500
Promissory note repaid to third party	—	(1,500)
Line of credit
Advances	2,000	23,250
Repayments	(6,000)	(15,403)
Debt issuance costs	—	(66)
Cash (used in) provided by line of credit	(4,000)	7,781
Unsecured borrowings received from related mortgage funds	—	2,500
Unsecured borrowings repaid to related mortgage funds	—	(2,500)
Formation loan collected	104	156
Total cash (used in) provided by financing	(8,444)	3,400
Net (decrease) increase in cash	(1,489)	1,457
Cash, beginning of period	12,058	1,712
Cash, end of period	$10,569	$3,169

Non-cash investing activities for the nine months ended September 30, 2024 include four loans transferred to held for sale of approximately $4 million. The four loans in 2024 were sold to an unaffiliated bank on May 31, 2024 for the amount owed on the note plus a premium, resulting in a gain of approximately $24 thousand. One loan held for sale of approximately $1.1 million at December 31, 2024 was sold to an unaffiliated bank in January 2025 for the amount owed on the note plus a premium, resulting in a gain of approximately $8 thousand.

Non-cash financing activities for the nine months ended September 30, 2025 and 2024 include earnings distributed to the dividend reinvestment plan of $0 and $443 thousand, respectively.

The accompanying notes are an integral part of these unaudited financial statements.

8

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Nine Months Ended September 30, 2025 and 2024 (unaudited)

($ in thousands)

	Nine Months Ended September 30,
Reconciliation of net income to total cash provided by operations	2025	2024
Net income	$822	$2,600
Adjustments to reconcile net income to total cash provided by operations
Gain on sale, loans	(8)	(24)
Amortization of debt issuance costs	25	23
Provision for (recovery of) credit losses	110	—
Change in operating assets and liabilities
Loan payments in trust	5	(39)
Accrued interest	(68)	(254)
Prepaid interest	(11)	(25)
Prepaid expenses	(9)	(9)
Other receivable	3	(4)
Accounts payable and accrued liabilities	(68)	115
Payable to related parties	(34)	(31)
Total adjustments	(55)	(248)
Total cash provided by operations	$767	$2,352

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2025 (unaudited)

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

In the opinion of management of RMC, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly and accurately the financial information included therein. These unaudited financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results to be expected for the full year.

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

September 30, 2025 (unaudited)

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

September 30, 2025 (unaudited)

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

Management estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Such estimates involve a significant level of uncertainty and have had or are reasonably likely to have a material impact on the company’s financial condition or results of operations. Such estimates relate principally to the determination of the allowance for credit losses (including the fair value of the collateral), and the valuation of real estate owned (“REO”) at acquisition and subsequently. Actual results could differ materially from these estimates.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2025 (unaudited)

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

September 30, 2025 (unaudited)

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

September 30, 2025 (unaudited)

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

September 30, 2025 (unaudited)

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

NOTE 3 – MANAGER AND OTHER RELATED PARTIES

The Operating Agreement provides for compensation to the manager and for the reimbursement of qualifying costs as detailed below. RMC is entitled to 1% of the net income or loss of the company. RMC – at its sole discretion – collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income), which increased the net income, cash available for distribution, and the net-distribution rate. The cost-reimbursement waivers in the three and nine months ended September 30, 2025 and 2024, by RMC were not made for the purpose of providing RMI IX with sufficient funds to satisfy any required level of distributions, as the Operating Agreement has no such required level of distributions, nor to meet withdrawal requests.

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

The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $148 thousand and $131 thousand in the three months ended September 30, 2025 and 2024, respectively, and $436 thousand and $402 thousand in the nine months ended September 30, 2025 and 2024, respectively. During the three and nine months ended September 30, 2025, RMC did not waive any reimbursement of costs. The reimbursement of costs waived by RMC was approximately $53 thousand and $162 thousand in the three and nine months ended September 30, 2024, respectively. In October 2024, RMC began collecting the full amount of the qualifying costs attributable to RMI IX to which it is entitled.

Loan administrative fees

The manager is entitled to receive a loan administrative fee of up to one percent (1%) of the principal amount of each new loan funded or acquired for services rendered in connection with the selection and underwriting of loans payable upon the closing or acquisition of each loan. Since August 2015, RMC, at its sole discretion, has waived loan administrative fees on new originations. The total amount of loan administrative fees waived was approximately $116 thousand and $13 thousand in the three months ended September 30, 2025 and 2024, respectively, and $328 thousand and $365 thousand in the nine months ended September 30, 2025 and 2024, respectively.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2025 (unaudited)

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

Formation loan transactions for the nine months ended September 30 are presented in the following table ($ in thousands).

	2025	2024
Balance, January 1	$2,694	$2,902
Payments received from RMC	(104)	(156)
Balance, September 30	$2,590	$2,746

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

Redemptions of members’ capital

Redemptions of members’ capital for the three and nine months ended September 30 are presented in the following table ($ in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
Redemptions	2025	2024	2025	2024
Without penalty	$821	$859	$2,495	$2,605
With penalty	—	—	—	1
Total	$821	$859	$2,495	$2,606
Early withdrawal penalties	$—	$—	$—	$—

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

Redemptions of members' capital received by the manager and unpaid at September 30, 2025 approximated $25.4 million, of which,

•
$23.8 million were received at or prior to June 30, 2025; and
•
$1.6 million were received in the quarter ended September 30, 2025 (and will be eligible at December 31, 2025).

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

September 30, 2025 (unaudited)

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

Unallocated O&O transactions for the nine months ended September 30 are summarized in the following table ($ in thousands).

	2025	2024
Balance, January 1	$471	$742
O&O expenses allocated	(168)	(182)
O&O expenses paid by RMC(1)	(15)	(25)
Balance, September 30	$288	$535

(1)
RMC is obligated per the Operating Agreement to repay RMI IX for the amount of unallocated O&O expenses attributed to a member’s capital account if the member redeems prior to the 40 quarterly allocations. RMC estimated its future obligation to repay unallocated O&O expenses on scheduled redemptions as of September 30, 2025, to be approximately $4 thousand.

Other transactions with related mortgage funds and manager

-
Payable to/receivable from related mortgage funds and manager

From time to time, in the normal course of business operations, the company may have payables to and/or receivables from related mortgage funds and/or the manager. At September 30, 2025, the payable to related parties balance of approximately $59 thousand consisted exclusively of accounts payable to the manager.

At December 31, 2024, the payable to related parties balance of approximately $93 thousand consisted exclusively of accounts payable to the manager.

-
Loan transactions with related mortgage funds

In the ordinary course of business, performing loans may be transferred by executed assignment, in-part or in-full, between the RMC managed mortgage funds at par value, which approximates market value.

No loans were transferred to or from related mortgage funds in the nine months ended September 30, 2025 and 2024.

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

The company’s loans are primarily secured by real estate in coastal California metropolitan areas. The portfolio segments are first and second trust deeds mortgages and the key credit quality indicator is the LTV. First mortgages are predominant, but second lien deeds of trust are not infrequent nor insignificant. First-mortgage loans comprised 87% of the portfolio at September 30, 2025 (88% at December 31, 2024).

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2025 (unaudited)

Secured loans unpaid principal balance (principal)

Secured loan transactions for the three and nine months ended September 30, 2025 are summarized in the following table ($ in thousands).

	2025			2025
	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Total	First Trust Deeds	Second Trust Deeds	Total	First Trust Deeds	Second Trust Deeds
Principal, beginning of period	$45,185	$39,779	$5,406	$53,475	$46,945	$6,530
Loans funded	11,628	7,253	4,375	26,630	21,284	5,346
Principal collected(1)	(8,499)	(5,078)	(3,421)	(31,791)	(26,275)	(5,516)
Principal, end of period	$48,314	$41,954	$6,360	$48,314	$41,954	$6,360

(1)
Includes principal collected and held in trust at September 30, 2025 of $0 thousand, offset by principal collected and held in trust at December 31, 2024 of approximately $1 thousand which was disbursed to the company in January 2025.

During the three months ended September 30, 2025, the company did not renew any maturing (or matured) loans. During the nine months ended September 30, 2025, the company renewed three maturing (or matured) loans with aggregate principal of approximately $4.0 million, which are not included in the activity shown in the table above. The three loans extended have an average extension period of approximately 17 months and each was current and deemed well collateralized (i.e., the current LTV for the collateral was within lending guidelines as discussed in Note 2 to these financial statements). Interest rates charged to borrowers may be adjusted in conjunction with the loan extensions to reflect current market conditions (in the nine months ended September 30, 2025, one extension included a rate increase).

In the nine months ended September 30, 2025, one loan – classified as loan held-for-sale – with principal of approximately $1.1 million was sold to an unaffiliated third party at a gain of approximately $8 thousand, net of a commission.

As of September 30, 2025, there were no commitments to lend outstanding and no construction or rehabilitation loans outstanding.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2025 (unaudited)

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	September 30,	December 31,
	2025	2024
Number of secured loans	31	36
First trust deeds	25	27
Second trust deeds	6	9

Secured loans – principal	$48,314	$53,475
First trust deeds	$41,954	$46,945
Second trust deeds	$6,360	$6,530

Secured loans – lowest interest rate (fixed)	7.8%	7.8%
Secured loans – highest interest rate (fixed)	12.8%	12.5%

Average secured loan – principal	$1,559	$1,485
Average principal as percent of total principal	3.2%	2.8%
Average principal as percent of members’ and manager’s capital, net	2.5%	2.3%
Average principal as percent of total assets	2.6%	2.2%

Largest secured loan – principal	$7,400	$8,106
Largest principal as percent of total principal	15.3%	15.2%
Largest principal as percent of members’ and manager’s capital, net	12.0%	12.4%
Largest principal as percent of total assets	12.5%	12.1%

Smallest secured loan – principal	$197	$185
Smallest principal as percent of total principal	0.4%	0.3%
Smallest principal as percent of members’ and manager’s capital, net	0.3%	0.3%
Smallest principal as percent of total assets	0.3%	0.3%

California counties where security is located	11	13
Largest percentage of principal in one California county	25.6%	19.7%

Secured loans with filed notice of default	3	—
Secured loans in foreclosure – principal	$6,655	$—

Secured loans with prepaid interest	—	1
Prepaid interest	$—	$11

As of September 30, 2025, 21 loans with an aggregate principal of approximately $40.9 million provide for monthly payments of interest only, with the principal due at maturity, and 10 loans with an aggregate principal of approximately $7.4 million (representing 15% of the aggregate principal of the company’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal due at maturity.

As of September 30, 2025, RMI IX’s largest loan with principal of $7.4 million and an interest rate of 12.50%, has an LTV at origination (OLTV) of 59%, and is secured by a first lien on industrial property located in San Diego County. The loan is scheduled to mature on March 1, 2026.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2025 (unaudited)

As of September 30, 2025, there were 6 loans in second lien position. The aggregate principal of these loans is approximately $6.4 million and the weighted average OLTV is 57.32%. Of the 6 loans, 3 were delinquent as of September 30, 2025. One of the three delinquent loans has principal outstanding of $760 thousand (OLTV 70%), is secured by an industrial property located in Santa Clara County, bears interest at a rate of 8.88%, and matured on August 1, 2023. The borrower included the related note/debt in a bankruptcy estate in December 2023 (notification received in March 2024) and is delinquent on monthly payments. The second of the delinquent loans has principal outstanding of $625 thousand (OLTV 75%), is secured by a multi-family property located in Los Angeles County, bears interest at a rate of 11.75% and matured on August 1, 2025. The third of the delinquent loans has principal outstanding of $600 thousand (OLTV 71%), is secured by a multi-family property located in Los Angeles County, bears interest at a rate of 8.99% and matured on April 1, 2025.

Lien position/OLTV

At funding, secured loans had the lien positions presented in the following table ($ in thousands).

	September 30, 2025			December 31, 2024
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	25	$41,954	87%	27	$46,945	88%
Second trust deeds	6	6,360	13	9	6,530	12
Total principal, secured loans	31	48,314	100%	36	53,475	100%
Liens due other lenders at loan closing		20,110			19,442
Total debt		$68,424			$72,917
Appraised property value at loan closing		$128,037			$132,521
OLTV (weighted average)		55.9%			58.9%

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

Secured loans, principal by OLTV and lien position at September 30, 2025 are presented in the following table ($ in thousands).

	Secured loans, principal
LTV(2)	First trust deeds	Percent	Count	Second trust deeds	Percent	Count	Total principal	Percent
<40%	$3,051	6.3%	6	$1,100	2.3%	1	$4,151	8.6%
40-49%	5,870	12.1	2	—	0.0	0	5,870	12.1
50-59%	16,020	33.2	5	2,025	4.2	1	18,045	37.4
60-69%	10,485	21.7	9	1,250	2.6	1	11,735	24.3
Subtotal <70%	35,426	73.3	22	4,375	9.1	3	39,801	82.4

70-79%	6,528	13.5	3	1,985	4.1	3	8,513	17.6
Subtotal <80%	41,954	86.8	25	6,360	13.2	6	48,314	100.0

≥80%	—	0.0	—	—	0.0	—	—	0.0

Total	$41,954	86.8%	25	$6,360	13.2%	6	$48,314	100.0%

(2)
LTV classifications in the table above are based on principal, advances and interest unpaid at September 30, 2025.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2025 (unaudited)

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	September 30, 2025			December 31, 2024
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(3)	8	$9,541	20%	15	$15,081	28%
Commercial
Office	3	6,790	14	3	5,725	11
Retail	4	4,025	8	3	2,512	5
Industrial	5	11,785	24	5	10,463	20
Commercial – Other	5	12,127	25	5	14,972	27
Commercial Total	17	34,727	71	16	33,672	63
Multi-family	6	4,046	9	5	4,722	9
Total principal, secured loans	31	$48,314	100%	36	$53,475	100%

(3)
Single family includes 1-4 unit residential buildings, condominium units, townhouses and condominium complexes. At September 30, 2025, single family consists of five loans with an aggregate principal of approximately $7.4 million that are owner occupied and three loans with an aggregate principal of approximately $2.1 million that are non-owner occupied. At December 31, 2024, single family consisted of eight loans with an aggregate principal of approximately $7.3 million that are owner occupied and seven loans with an aggregate principal of approximately $7.7 million that are non-owner occupied.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2025 (unaudited)

Distribution of secured loans - principal by California counties

The distribution of secured loans within California by counties – and for one loan secured by a property in Illinois – is presented in the following table ($ in thousands).

	September 30, 2025		December 31, 2024
	Principal	Percent	Principal	Percent
San Francisco Bay Area(4)
San Francisco	$4,313	8.9%	$8,377	15.7%
San Mateo	6,955	14.4	8,305	15.5
Santa Clara	5,700	11.8	10,074	18.8
Alameda	5,822	12.1	2,021	3.8
Contra Costa	319	0.7	1,220	2.3
Napa	632	1.3	636	1.2
Solano	—	0.0	185	0.3
Marin	400	0.8	400	0.8
	24,141	50.0	31,218	58.4
Other Northern California
Butte	—	0.0	1,203	2.2
Santa Cruz	1,410	2.9	—	0.0
	1,410	2.9	1,203	2.2
Northern California total	25,551	52.9	32,421	60.6

Southern California Coastal
Los Angeles	12,355	25.6	10,533	19.7
Orange	—	0.0	1,675	3.1
San Diego	8,142	16.8	6,946	13.0
	20,497	42.4	19,154	35.8
Other Southern California
Riverside	2,025	4.2	1,900	3.6
	2,025	4.2	1,900	3.6
Southern California total	22,522	46.6	21,054	39.4
California total	48,073	99.5	53,475	100.0
Illinois(5)	241	0.5	—	0.0
Total principal, secured loans	$48,314	100.0%	$53,475	100.0%

(4)
Includes Silicon Valley
(5)
The loan with collateral in Illinois is the balance remaining from a loan with principal at funding of $2.9 million that was secured by a multi-family property in San Francisco County.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2025 (unaudited)

Scheduled maturities/Secured loans - principal

Secured loans scheduled to mature in periods as of and after September 30, 2025 are presented in the following table ($ in thousands).

	First Trust Deeds		Second Trust Deeds		Total
	Loans	Principal	Loans	Principal	Loans	Principal	Percent
2025	3	$2,760	1	$1,250	4	$4,010	8%
2026	6	14,368	—	—	6	14,368	30
2027	5	9,020	2	3,125	7	12,145	25
2028	2	1,361	—	—	2	1,361	3
2029	2	5,242	—	—	2	5,242	11
Thereafter	5	3,631	—	—	5	3,631	7
Total scheduled maturities	23	36,382	3	4,375	26	40,757	84
Matured(6)(7)	2	5,572	3	1,985	5	7,557	16
Total principal, secured loans	25	$41,954	6	$6,360	31	$48,314	100%

(6)
See Delinquency/Secured loans with payments in arrears below for additional information on matured loans.
(7)
A matured loan with principal of $4.9 million has a forbearance agreement dated October 31, 2025, that provided for final payment in full by the borrower by January 15, 2026, and for a payment (received in October 2025) that was applied to the amounts owed of $973 thousand of which approximately $191 thousand was to principal, approximately $671 thousand was to interest (including interest for October 2025), and the remainder to advances and late fees.

Scheduled maturities are presented based on the most recent in-effect agreement with the borrower, including forbearance agreements, if any. As a result, matured loans at September 30, 2025, for the scheduled maturities table above may differ from the same captions in the tables of delinquencies and payment in arrears presented below that do not consider forbearance agreements. For matured loans, the company may continue to accept payments while pursuing collection of principal or while negotiating an extension of the maturity date. Loans are written without a prepayment penalty causing an uncertainty/a lack of predictability as to the expected duration versus the scheduled maturity.

One loan included above with principal of $5.3 million ($9.1 million at funding) at September 30, 2025 has payment terms that provide for principal reductions upon the sale of the office condominiums. Sales commenced in 2024 and continue in 2025. The maturity table above does not reflect these periodic principal payments, which will result in an acceleration of the payoff of the loan as or if they continue to occur.

Delinquency/Secured loans

Secured loans principal summarized by payment-delinquency status are presented in the following table ($ in thousands).

	September 30, 2025		December 31, 2024
	Loans	Principal	Loans	Principal
Current	23	$38,492	30	$42,309
Past Due
30-89 days	2	944	3	4,476
90-179 days	—	—	—	—
180 or more days(8)	6	8,878	3	6,690
Total past due	8	9,822	6	11,166
Total principal, secured loans	31	$48,314	36	$53,475

(6)
A matured loan with principal of $4.9 million has a forbearance agreement dated October 31, 2025, that provided for final payment in full by the borrower by January 15, 2026, and for a payment (received in October 2025) that was applied to the amounts owed of $973 thousand of which approximately $191 thousand was to principal, approximately $671 thousand was to interest (including interest for October 2025), and the remainder to advances and late fees.

At September 30, 2025 and December 31, 2024, there was one loan in first lien position with a forbearance agreement in effect with principal of $990 thousand, included in the table above as 180 or more days delinquent. Five loans past due at September 30, 2025, were in first lien position and had principal payments in arrears of approximately $5.6 million. Three loans past due at September 30, 2025 were in second lien position and had principal payments in arrears of approximately $2.0 million.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2025 (unaudited)

Delinquency/Secured loans with payments in arrears

Secured loans with payments in arrears (eight loans), principal by OLTV and lien position at September 30, 2025 are presented in the following table ($ in thousands).

	Secured loans with payments in arrears, principal
LTV(9)	First trust deeds	Percent(10)	Second trust deeds	Percent(10)	Total principal	Percent(10)
<40%	$319	0.7%	$—	0.0%	$319	0.7%
40-49%	—	0.0	—	0.0	—	0.0
50-59%	—	0.0	—	0.0	—	0.0
60-69%	990	2.0	—	0.0	990	2.0
Subtotal <70%	1,309	2.7	—	0.0	1,309	2.7

70-79%	6,528	13.5	1,985	4.1	8,513	17.6
Subtotal <80%	7,837	16.2	1,985	4.1	9,822	20.3

≥80%	—	0.0	—	0.0	—	0.0

Total	$7,837	16.2%	$1,985	4.1%	$9,822	20.3%

(9)
LTV classifications in the table above are based on principal, advances and interest unpaid at September 30, 2025.
(10)
Percent of total principal, secured loans ($48.3 million) at September 30, 2025.

Payments in arrears for secured loans at September 30, 2025 are presented in the following tables ($ in thousands).

	Loans		Principal		Interest(11)
At September 30, 2025	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	1	1	$625	$—	$—	$2	$627
90-179 days (4-6 payments)	—	—	—	—	—	—	—
180 or more days (more than 6 payments)(12)	4	2	6,932	7	642	136	7,717
Total past due	5	3	$7,557	$7	$642	$138	$8,344

(11)
September 2025 interest is due October 1, 2025 and is not included in the payments in arrears at September 30, 2025.
(12)
A matured loan past due 180 or more days with principal of $4.9 million has a forbearance agreement dated October 31, 2025, that provided for final payment in full by the borrower by January 15, 2026, and for a payment (received in October 2025) that was applied to the amounts owed of $973 thousand of which approximately $191 thousand was to principal, approximately $671 thousand was to interest (including interest for October 2025), and the remainder to advances and late fees.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2025 (unaudited)

Matured loans, principal by OLTV and lien position at September 30, 2025 are presented in the following table ($ in thousands).

	Secured loans past maturity, principal
LTV(13)	First trust deeds	Percent(14)	Second trust deeds	Percent(14)	Total principal	Percent(14)
<70%	—	0.0	—	0.0	—	0.0

70-79%	5,572	11.5	1,985	4.1	7,557	15.6
Subtotal <80%	5,572	11.5	1,985	4.1	7,557	15.6

≥80%	—	0.0	—	0.0	—	0.0

Total	$5,572	11.5%	$1,985	4.1%	$7,557	15.6%

(13)
LTV classifications in the table above are based on principal, advances and interest unpaid at September 30, 2025.
(14)
Percent of total principal of secured loans (totaling $48.3 million) at September 30, 2025.

Non-accrual status/Secured loans

Secured loans in non-accrual status are summarized in the following table ($ in thousands).

	September 30, 2025	December 31, 2024
Number of loans(15)	4	3
Principal	$7,645	$6,887
Advances	85	23
Accrued interest(16)	314	316
Total recorded investment	$8,044	$7,226
Foregone interest	$495	$116

(15)
A matured loan in non-accrual status past due 180 or more days with principal of $4.9 million has a forbearance agreement dated October 31, 2025, that provided for final payment in full by the borrower by January 15, 2026, and for a payment (received in October 2025) that was applied to the amounts owed of $973 thousand of which approximately $191 thousand was to principal, approximately $671 thousand was to interest (including interest for October 2025), and the remainder to advances and late fees.
(16)
Accrued interest in the table above is the amount of interest accrued prior to the loan being placed on non-accrual status, net of any payments received while in non-accrual status. Interest income of $81 thousand was recognized for loans in non-accrual status in the nine months ended September 30, 2025.

Provision/allowance for credit losses

Activity in the allowance for credit losses for the nine months ended September 30 are presented in the following table ($ in thousands).

	2025			2024
	Principal and Advances	Interest	Total	Principal and Advances	Interest	Total
Balance, January 1	$150	$60	$210	$60	$60	$120
Provision for credit losses	110	—	110	—	—	—
Charge-offs	—	—	—	—	—	—
Balance, September 30	$260	$60	$320	$60	$60	$120

Each secured loan is reviewed quarterly for its delinquency, LTV adjusted for the most recent valuation of the underlying collateral, remaining term to maturity, borrower’s payment history and other factors. The increase in the provision for credit losses in the nine months ended September 30, 2025 compared to the same period in 2024 is due to a decrease in the expected net proceeds to the company – for a collateral-dependent loan – upon foreclosure and subsequent sale of the underlying collateral, due to a decline in the fair value and/or an increase in the amount of the senior debt and claims (e.g., delinquent property taxes).

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2025 (unaudited)

Secured loans count, principal and weighted average OLTV at September 30, 2025 and the projected year-end count, principal and weighted average OLTV based on contractual maturities (by lien position) are presented in the following table ($ in thousands).

				First Trust Deeds			Second Trust Deeds
	Loans	Principal	OLTV	Loans	Principal	OLTV	Loans	Principal	OLTV
September 30, 2025	31	$48,314	55.9%	25	$41,954	55.7%	6	$6,360	57.3%

December 31,
2025	22	36,747	52.8	20	33,622	53.7	2	3,125	43.4
2026	16	22,379	50.2	14	19,254	51.3	2	3,125	43.4
2027	9	10,234	53.1	9	10,234	53.1	—	—	0.0
2028	7	8,873	52.4	7	8,873	52.4	—	—	0.0
2029	5	3,631	46.2	5	3,631	46.2	—	—	0.0
2030	2	592	23.2	2	592	23.2	—	—	0.0
2033	1	197	33.4	1	197	33.4	—	—	0.0
2035	—	—	0.0	—	—	0.0	—	—	0.0

The above analysis does not include any forward period extensions, renewals or modifications that the company may undertake at its sole and unconditional discretion, which could extend the contractual maturities.

One loan included above with principal of $5.3 million ($9.1 million at funding) at September 30, 2025 has payment terms that provide for principal reductions upon the sale of office condominiums. Sales commenced in 2024 and continue in 2025. The maturity table above does not reflect these periodic principal payments, which will result in an acceleration of the payoff of the loan as or if they continue to occur.

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

Notes to Financial Statements

September 30, 2025 (unaudited)

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

NOTE 5 – LINE OF CREDIT

Activity involving the line of credit during the nine months ended September 30 is presented in the following table ($ in thousands).

	2025	2024
Balance, January 1	$4,000	$2,153
Advances	2,000	23,250
Repayments	(6,000)	(15,403)
Balance, September 30	$—	$10,000
Line of credit – average daily balance	$326	$6,121

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

Under the terms of the 2024 credit agreement, RMI IX can borrow up to a maximum principal of $10 million pursuant to a line of credit subject to a borrowing base calculation set forth in the 2024 credit agreement and the amounts advanced are secured by a first priority security interest in the notes and deeds of trust of the pledged loans in the borrowing base. At September 30, 2025, aggregate principal of pledged loans was approximately $6.9 million, with a maximum allowed advance thereon of approximately $10 million, subject to the borrowing base calculation. The maturity date of the 2024 credit agreement is March 13, 2026, when all amounts outstanding become due. For a fee of one-quarter of one percent (0.25%), RMI IX has the option prior to maturity date to convert the then outstanding principal balance under the 2024 credit agreement to a two-year term loan maturing in March 2028.

Interest on the outstanding principal is payable monthly and accrues at the annual rate that is the greater of: (i) the one-month Term SOFR Reference Rate (‘Term SOFR’) plus three and one-half percent (3.5%) and (ii) six percent (6.0%).

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

September 30, 2025 (unaudited)

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

The 2024 credit agreement provides for customary financial and borrowing base reporting by the company to the bank and specifies that the company shall maintain (i) minimum tangible net worth of $50 million, net of amounts due from related companies; (ii) debt service coverage ratio at all times of not less than 2.00 to 1.00; and (iii) loan payment delinquency of less than ten percent (10.0%) at calendar quarter-end, calculated as the principal of loans with payments over 61-days past due as determined by the bank’s guidance, less loan loss allowances, divided by total principal of the company’s loans. The 2024 credit agreement provides that in the event the credit payment delinquency rate exceeds 10.0% as of the end of any quarter, the bank will cease to make any further advances until the company is compliant with the covenant but agrees not to accelerate repayment of the loan. At September 30, 2025, the credit payment delinquency was 16.5%.

In addition, if the company does not maintain the required compensating balance with a minimum daily average of $1.0 million for the calendar quarter, the interest rate automatically increases by one-quarter of one percent (0.25%) above that rate which would otherwise be applicable for the next calendar quarter retroactive to the beginning of the calendar quarter in which the compensating balance is not maintained.

For each calendar quarter during which the aggregate average daily outstanding principal is less than fifty percent (50%) of the maximum principal of $10 million, there is a quarterly unused line fee equal to one-half of one percent (0.50%) per annum of the average daily difference between the average principal outstanding and fifty percent (50%) of the maximum principal of $10 million. For the nine months ended September 30, 2025, the unused line fee expense was $11 thousand.

The fair value of the balance on the line of credit is deemed to approximate the recorded amount as the interest rate and the other terms and conditions, including the two-year term, of the 2024 credit agreement is reflective of market rate terms (Level 2 inputs).

The debt issuance costs of approximately $66 thousand from the 2024 modification agreement are being amortized on a straight line basis over the two-year term. Amortized debt issuance costs included in interest expense approximated $8 thousand for the three months ended September 30, 2025 and 2024, and $25 thousand and $24 thousand for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

Commitments

Note 3 (Manager and Other Related Parties) presents a detailed discussion of the company’s contractual obligations to RMC and scheduled redemptions of members’ capital at September 30, 2025.

Legal proceedings

As of September 30, 2025, the company was not involved in any legal proceedings or governmental proceedings other than those that would be considered part of the normal course of business as discussed below and no such legal proceedings were terminated during the third quarter of 2025.

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

Notes to Financial Statements

September 30, 2025 (unaudited)

The accounting policies of the single reportable segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the segment and decides how to allocate resources based on consolidated net income as reported on the income statement.

NOTE 8 – SUBSEQUENT EVENTS

The manager evaluated events subsequent to September 30, 2025 and determined that there were no events or transactions occurring during this reporting period – except as noted here in Note 8 Subsequent Events and in Note 4 Loans – that require recognition or disclosure in the unaudited financial statements.

In October 2025, the partnership acquired the first-lien mortgage note with respect to an existing second-lien note from the lending bank at par (approximately $2.8 million, of which approximately $2.4 million was principal, $282 thousand was interest and $117 thousand was advances), as the bank had filed a notice-of-sale, with a foreclosure sale imminent.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), filed with the U.S. Securities and Exchange Commission (or SEC). The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operations results to be expected for the full year.

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

The manager has no present intention to exercise its discretionary power to waive or modify the enforcement of the redemption limitation in the foreseeable future. See “Results of Operations -- Redemptions of members’ capital” below for a detailed presentation on capital redemption limitations.

To determine the amount of cash to be distributed in any specific month, the company relies in part on its forecast of full year profits. At September 30, 2025, cumulative to-date earnings (estimated) allocated to members’ account statements was approximately $1.7 million greater than net income available to members (actual per the general ledger). The difference between earnings allocated to members’ account statements and net income available to members is expected to be offset by future earnings in excess of net distributions in the fourth quarter of 2025 and in 2026 from the collection of foregone interest, late fees, and post-maturity interest and as RMI IX deploys its cash into new loans and the line-of-credit becomes available as loan delinquency declines below the ten-percent maximum per the covenant in the loan agreement.

See Note 1 (Organization and General) to the financial statements included in Part I, Item 1 of this report for additional detail on the organization and operations of RMI IX which detail is incorporated by this reference into this Item 2.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Such estimates relate principally to the determination of the allowance for credit losses, including determining the fair value of the collateral, and the valuation of real estate owned. Actual results could differ significantly from these estimates.

Accounting estimates are an integral part of our financial statements. For a summary of our critical accounting estimates, see “Critical Accounting Estimates” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report.

There have been no material changes to our critical accounting estimates since our 2024 Annual Report.

Results of Operations

The following discussion describes our results of operations for the three and nine months ended September 30, 2025.

Key Performance Indicators

Key performance indicators as of and for the nine months ended September 30, 2025 and 2024 are presented in the following tables ($ in thousands).

	2025	2024
Members’ capital, gross – end of period balance	$62,098	$66,889
Members’ capital, gross – average daily balance	$65,131	$68,831

Member redemptions(1)	$2,495	$2,606

Secured loans principal – end of period balance	$48,314	$70,011
Secured loans principal – average daily balance	$46,877	$68,439

First trust deeds	25	31
Principal – first trust deeds	$41,954	$59,882
Weighted average OLTV – first trust deeds(2)	55.7%	60.0%

Second trust deeds	6	13
Principal – second trust deeds	$6,360	$10,129
Weighted average OLTV – second trust deeds(2)	57.3%	56.0%

Interest income	$3,201	$5,077
Portfolio interest rate(3)	10.1%	9.4%
Effective yield rate(4)	9.1%	9.9%

Line of credit – end of period balance	$—	$10,000
Line of credit – average daily balance(5)	$326	$6,121

Interest expense	$43	$471
Interest rate – line of credit(5)	0.7%	8.8%

Provision for (recovery of) credit losses	$110	$—

Total operations expense(9)	$2,241	$2,043

Net income(9)	$822	$2,600
Percent of average members’ capital(6)(7)	1.7%	5.0%

Member distributions	$2,048	$2,358
Percent of average members’ capital(6)(8)	4.2%	4.6%

(1)
Redemption requests at September 30, 2025 were approximately $25.4 million and are carried forward to subsequent quarters until paid. (Scheduled redemptions of members’ capital were $24.3 million as of December 31, 2024).
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

Key performance indicators as of and for the three months ended September 30, 2025 and 2024 are presented in the following table ($ in thousands).

	2025	2024
Members’ capital, gross – end of period balance	$62,098	$66,889
Members’ capital, gross – average daily balance	$64,311	$67,682

Member redemptions(1)	$821	$859

Secured loans principal – end of period balance	$48,314	$70,011
Secured loans principal – average daily balance	$46,708	$74,070

First trust deeds	25	31
Principal – first trust deeds	$41,954	$59,882
Weighted average OLTV – first trust deeds(2)	55.7%	60.0%

Second trust deeds	6	13
Principal – second trust deeds	$6,360	$10,129
Weighted average OLTV – second trust deeds(2)	57.3%	56.0%

Interest income	$1,064	$1,972
Portfolio interest rate(3)	10.2%	9.5%
Effective yield rate(4)	9.1%	10.7%

Line of credit – end of period balance	$—	$10,000
Line of credit – average daily balance(5)	$—	$10,000

Interest expense	$8	$254
Interest rate – line of credit(5)	0.0%	8.8%

Provision for (recovery of) credit losses	$—	$—

Total operations expense(9)	$722	$617

Net income(9)	$334	$1,107
Percent of average members’ capital(6)(7)	2.1%	6.5%

Member distributions	$664	$773
Percent of average members’ capital(6)(8)	4.1%	4.6%

(1)
Redemption requests at September 30, 2025 were approximately $25.4 million and are carried forward to subsequent quarters until paid. (Scheduled redemptions of members’ capital were $24.3 million as of December 31, 2024).
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

Redemptions of members’ capital for the three and nine months ended September 30 are presented in the following table ($ in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
Redemptions	2025	2024	2025	2024
Without penalty	$821	$859	$2,495	$2,605
With penalty	—	—	—	1
Total	$821	$859	$2,495	$2,606
Early withdrawal penalties	$—	$—	$—	$—

Redemptions of members’ capital received by the manager and unpaid at September 30, 2025 approximated $25.4 million, of which,

•
$23.8 million were received at or prior to June 30, 2025; and
•
$1.6 million were received in the quarter ended September 30, 2025 (and will be eligible at December 31, 2025).

Secured loans

Loan origination for the nine months ended September 30, 2025 decreased by approximately $9.9 million compared to the same period in 2024. This decrease is primarily due to a lack of availability of loans qualifying under the company’s lending criteria.

Secured loans, principal, advances and interest unpaid, by LTV and lien position

LTVs presented in the following tables have been updated for changes in fair values of the collateral as indicated by appraisals, broker opinion of value, or other external market evidence received by the manager after the origination of the loan, if any.

Secured loans, principal by LTV and lien position at September 30, 2025 are presented in the following table ($ in thousands).

	Secured loans, principal
LTV(1)	First trust deeds	Percent(2)	Second trust deeds	Percent(2)	Total principal	Percent(2)
<40%	$6,821	14.1%	$1,100	2.3%	$7,921	16.4%
40-49%	2,100	4.3	—	0.0	2,100	4.3
50-59%	16,021	33.1	2,025	4.2	18,046	37.3
60-69%	8,637	17.9	2,010	4.2	10,647	22.1
Subtotal <70%	33,579	69.4	5,135	10.7	38,714	80.1

70-79%	1,490	3.1	-	0.0	1,490	3.1
Subtotal <80%	35,069	72.5	5,135	10.7	40,204	83.2

≥80%(3)	6,885	14.3	1,225	2.5	8,110	16.8

Total	$41,954	86.8%	$6,360	13.2%	$48,314	100.0%

(1)
LTV classifications in the table above are based on the sum of principal, advances and interest unpaid at September 30, 2025.
(2)
Percent of secured loans principal, end of period balance.
(3)
See the table below for specific details of the loans that have an LTV over 80%.

Secured loans (loan balance), with payments in arrears, by LTV and lien position at September 30, 2025 are presented in the following table ($ in thousands).

	Secured loans with payments in arrears, principal
LTV(4)	First trust deeds	Percent(5)	Second trust deeds	Percent(5)	Total principal	Percent(5)
<40%	$319	0.7%	$—	0.0%	$319	0.7%
40-49%	—	0.0	—	0.0	—	0.0
50-59%	—	0.0	—	0.0	—	0.0
60-69%	—	0.0	760	1.6	760	1.6
Subtotal <70%	319	0.7	760	1.6	1,079	2.3

70-79%	633	1.3	—	0.0	633	1.3
Subtotal <80%	952	2.0	760	1.6	1,712	3.6

≥80%	6,885	14.2	1,225	2.5	8,110	16.7

Total	$7,837	16.2%	$1,985	4.1%	$9,822	20.3%

(4)
LTV classifications in the table above are based on the sum of principal, advances and interest unpaid at September 30, 2025.
(5)
Percent of secured loans principal, end of period balance.

The $9.8 million of loans with payments in arrears is comprised of the following eight loans:

•
In San Francisco, a three-unit mixed use building – The borrower is delinquent on monthly payments with a forbearance agreement. The loan matures in December 2025 (LTV 97%).
•
In Los Angeles, a multi-family building – The loan matured in April 2025 and the borrower continues to make monthly payments (LTV 81%).
•
In Palo Alto, a vacant office building with approved plans for a senior living housing facility – The loan matured in October 2023 (LTV 90%) with principal of $4.9 million. A forbearance agreement dated October 31, 2025, provides for final payment in full by the borrower by January 15, 2026, and for a payment (received in October 2025) that was applied to the amounts owed of $973 thousand of which approximately $191 thousand was to principal, approximately $671 thousand was to interest (including interest for October 2025), and the remainder to advances and late fees.
•
In Milpitas, an occupied single tenant industrial building – The loan matured in August 2023 and the borrower is delinquent on monthly payments (LTV 68%). In October 2025, the partnership acquired the first-lien mortgage note with respect to the from the lending bank at par (approximately $2.8 million, of which approximately $2.4 million was principal, $282 thousand was interest and $117 thousand was advances), as the bank had filed a notice-of-sale, with a foreclosure sale imminent. The acquisition will be accounted as that of a loan with more-than-insignificant credit impairment since origination but it and the corresponding second-lien mortgage owned by RMI IX are collectively deemed to be well-collateralized.
•
In San Bruno, a commercial property operated as an owner/user restaurant – The loan matured in August 2023. The borrower is delinquent, has forced place insurance and is delinquent on property taxes (LTV 93%).
•
In Napa, a single-family home secured by a first lien deed of trust – The loan matured in December 2024 and the borrower is not making monthly payments (LTV 72%).
•
In Los Angeles, a multi-family building secured by a second lien deed of trust – The loan matured in August 2025 and the borrower is making monthly payments (LTV 83%).
•
In Oakley, a single-family home secured by a first lien deed of trust – The loan matures in January 2030. The borrower is delinquent on monthly payments (LTV 39%).

Payments in arrears for secured loans (i.e., principal and interest payments past due 30 or more days) at September 30, 2025 totaled approximately $8.3 million of which approximately $7.6 million was principal and approximately $780 thousand was accrued interest. As noted above, a loan with principal of $4.9 million has a forbearance agreement dated October 31, 2025, that provides for final payment in full by the borrower by January 15, 2026, and for a payment (received in October 2025) that was applied to the amounts owed of $973 thousand of which approximately $191 thousand was to principal, approximately $671 thousand was to interest (including interest for October 2025), and the remainder to advances and late fees.

Secured loans (loan balance) for matured loans by LTV and lien position at September 30, 2025 are presented in the following table ($ in thousands).

	Secured loans past maturity, principal
LTV(6)	First trust deeds	Percent(7)	Second trust deeds	Percent(7)	Total principal	Percent(7)
<40%	$—	0.0%	$—	0.0%	$—	0.0%
40-49%	—	0.0	—	0.0	—	0.0
50-59%	—	0.0	—	0.0	—	0.0
60-69%	—	0.0	760	1.6	760	1.6
Subtotal <70%	—	0.0	760	1.6	760	1.6

70-79%	633	1.3	—	0.0	633	1.3
Subtotal <80%	633	1.3	760	1.6	1,393	2.9

≥80%	4,939	10.2	1,225	2.5	6,164	12.7

Total	$5,572	11.5%	$1,985	4.1%	$7,557	15.6%

(6) LTV classifications in the table above are based on the sum of principal, advances and interest unpaid at September 30, 2025.

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

Performance overview/net income 2025 v. 2024

Net income available to members as a percent of members’ capital, gross – average daily balance (annualized) was 1.7% and 5.0% for the nine months ended September 30, 2025 and 2024. Net income decreased approximately $1,778 thousand (68.4%) for the nine months ended September 30, 2025 as compared to the same period in 2024 primarily due to a decrease in interest income of approximately $1,876 thousand (37.0%) and an increase in operations expenses of approximately $198 thousand (9.7%), offset partially by a decrease in interest expense of approximately $428 thousand (90.9%). The portfolio interest rate on secured loans increased by 0.7 percentage points to 10.1% since September 30, 2024. This increase is offset by a decrease in average daily balance of secured loans. The effective yield rate decreased by 0.8 percentage points to 9.1% due primarily to an increase in foregone interest.

Analysis and discussion of income from operations 2025 v. 2024 (nine months ended)

Significant changes to net income for the nine months ended September 30, 2025 and 2024 are summarized in the following table ($ in thousands).

	Net interest income	Provision for credit losses	Operations expense	Net income
Nine months ended
September 30, 2025	$3,158	110	2,241	$822
September 30, 2024	4,606	—	2,043	2,600
Change	$(1,448)	110	198	$(1,778)

Change
Decrease in secured loans principal - average daily balance	$(1,476)	—	(38)	$(1,438)
Effective yield rate	(400)	—	—	(400)
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	47	(47)
Interest on line of credit	390	—	—	390
Amortization of debt issuance costs	(1)	—	—	(1)
Late fees	—	—	—	(6)
Gain on sale, loans	—	—	—	(16)
Decrease in allocable expenses from RMC	—	—	(14)	14
RMC fees/costs reimbursements collected	—	—	163	(163)
Interest on notes receivable from related parties	7	—	—	7
Interest on unsecured borrowings	32	—	—	32
Allowance for credit losses, specific reserve	—	110	—	(110)
Tax compliance services	—	—	8	(8)
Reduced legal services	—	—	(204)	204
Timing of services rendered	—	—	11	(11)
Independent contractors	—	—	(2)	2
Expanded audit services	—	—	183	(183)
Other	—	—	44	(44)
Change	$(1,448)	110	198	$(1,778)

The table above presents only the significant changes to net income for the period, and is not intended to cross-foot.

Net interest income

Net interest income decreased approximately $1,448 thousand (31.4%) for the nine months ended September 30, 2025 compared to the same period in 2024. The decrease in net interest income is due to a decrease in interest income of approximately $1,876 thousand (37.0%) due to a decrease in the average daily balance – secured loans of approximately $21.6 million (31.5%), offset in part by a decrease in interest expense of approximately $428 thousand (90.9%) primarily due to a decrease in the line of credit average daily balance of approximately $5.8 million (94.7%) and a decrease of interest expense on promissory notes from related mortgage funds, manager and a third party and unsecured borrowings from related mortgage funds and manager.

The line of credit – average daily balance decrease of approximately $5.8 million (94.7%) for the nine months ended September 30, 2025 compared to the same period in 2024 resulted in a decrease of approximately $390 thousand (95.3%) in interest expense on the line of credit. See Key performance indicators table included above in Item 2 of this report for specific details of average interest rate on the line of credit.

Provision/allowance for credit losses

The provision for credit losses in 2025 reflects a decrease in the expected net proceeds to the company – for a collateral-dependent loan – upon foreclosure and subsequent sale of the underlying collateral, due to a decline in the fair value and/or an increase in the amount of the senior debt and claims (e.g., delinquent property taxes). See the presentation on secured loans, principal, advances and interest unpaid, by LTV and lien position in this Item 2 for a detailed presentation of current loan status.

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations as to the secured loan portfolio, including loan characteristics, scheduled maturities, delinquency and payments in arrears, loans in non-accrual status and the allowance for credit losses.

Operations expense

Significant changes to operations expense for the nine months ended September 30, 2025 and 2024 are summarized in the following table ($ in thousands).

	Mortgage servicing fees	Asset management fees	Costs from RMC, net	Professional services	Other	Total
Nine months ended
September 30, 2025	$90	354	436	1,307	54	$2,241
September 30, 2024	128	353	240	1,299	23	2,043
Change	$(38)	1	196	8	31	$198

Change
Decrease in secured loans principal - average daily balance	$(38)	—	—	—	—	$(38)
Decrease in members’ capital - average daily balance	—	1	—	—	—	1
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	47	—	—	47
Decrease in allocable expenses from RMC	—	—	(14)	—	—	(14)
RMC fees/costs reimbursements collected	—	—	163	—	—	163
Tax compliance services	—	—	—	8	—	8
Reduced legal services	—	—	—	(204)	—	(204)
Timing of services rendered	—	—	—	11	—	11
Independent contractors	—	—	—	(2)	—	(2)
Expanded audit services	—	—	—	183	—	183
Other	—	—	—	12	31	43
Change	$(38)	1	196	8	31	$198

Mortgage servicing fees

The decrease in mortgage servicing fees of approximately $38 thousand for the nine months ended September 30, 2025 as compared to the same period in 2024 was due to a decrease in the average daily balance – secured loans of approximately $21.6 million at the annual mortgage servicing fee to RMC of 0.25%.

Asset Management Fees

Asset management fees were about the same in the nine months ended September 30, 2025 and 2024. The asset management fee is computed using the prior year end members’ capital base which is the then fair value of the company’s loans plus working capital reserves less outstanding debt.

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

The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $436 thousand and $402 thousand in the nine months ended September 30, 2025 and 2024, respectively. The reimbursement of costs from RMC waived was approximately $0 and $162 thousand in the nine months ended September 30, 2025 and 2024, respectively.

Professional Services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The increase in professional services of approximately $8 thousand for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to an increase in audit fees, offset by a decrease in legal fees. Costs for professional services have been increasing – and are expected to continue to increase – as new accounting pronouncements are issued, the demands of regulatory compliance increase and the rate at which third party professionals charge for their services increases.

Analysis and discussion of income from operations 2025 v. 2024 (three months ended)

Significant changes to net income for the three months ended September 30, 2025 and 2024 are summarized in the following table ($ in thousands).

	Net interest income	Provision for credit losses	Operations expense	Net income
Three months ended
September 30, 2025	$1,056	—	722	$334
September 30, 2024	1,718	—	617	1,107
Change	$(662)	—	105	$(773)

Change
Decrease in secured loans principal - average daily balance	$(612)	—	(18)	$(594)
Effective yield rate	(296)	—	—	(296)
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	25	(25)
Interest on line of credit	225	—	—	225
Late fees	—	—	—	(6)
Decrease in allocable expenses from RMC	—	—	(8)	8
RMC fees/costs reimbursements collected	—	—	53	(53)
Interest on unsecured borrowings	21	—	—	21
Timing of services rendered	—	—	11	(11)
Reduced legal services	—	—	(44)	44
Independent contractors	—	—	(13)	13
Expanded audit services	—	—	70	(70)
Other	—	—	29	(29)
Change	$(662)	—	105	$(773)

The table above presents only the significant changes to net income for the period, and is not intended to cross-foot.

Net interest income

Net interest income decreased approximately $662 thousand (38.5%) for the three months ended September 30, 2025 compared to the same period in 2024. The decrease in net interest income is due to a decrease in interest income of approximately $908 thousand (46.0%) due to a decrease in the average daily balance – secured loans of approximately $27.4 million (36.9%), offset in part by a decrease in interest expense of approximately $246 thousand (96.9%) due to the payoff of the line of credit and a decrease of interest expenses on unsecured borrowings from related mortgage funds and manager.

The line of credit – average daily balance decrease of approximately $10.0 million (100.0%) for the three months ended September 30, 2025 compared to the same period in 2024 resulted in a decrease of approximately $225 thousand (100%) in interest expenses on the line of credit. See Key performance indicators table included above in Item 2 of this report for specific details of average interest rate on the line of credit.

Provision/allowance for credit losses

See the presentation on secured loans, principal, advances and interest unpaid, by LTV and lien position in this Item 2 for a detailed presentation of current loan status.

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations as to the secured loan portfolio, including loan characteristics, scheduled maturities, delinquency and payments in arrears, loans in non-accrual status and the allowance for credit losses.

Operations expense

Significant changes to operations expense for the three months ended September 30, 2025 and 2024 are summarized in the following table ($ in thousands).

	Mortgage servicing fees	Asset management fees	Costs from RMC, net	Professional services	Other	Total
Three months ended
September 30, 2025	$29	118	148	405	22	$722
September 30, 2024	47	118	78	373	1	617
Change	$(18)	—	70	32	21	$105

Change

Decrease in secured loans principal - average daily balance	$(18)	—	—	—	—	$(18)
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	25	—	—	25
Decrease in allocable expenses from RMC	—	—	(8)	—	—	(8)
RMC fees/costs reimbursements collected	—	—	53	—	—	53
Reduced legal services	—	—	—	(44)	—	(44)
Timing of services rendered	—	—	—	11	—	11
Independent contractors	—	—	—	(13)	—	(13)
Expanded audit services	—	—	—	70	—	70
Other	—	—	—	8	21	29
Change	$(18)	—	70	32	21	$105

Mortgage servicing fees

The decrease in mortgage servicing fees of approximately $18 thousand for the three months ended September 30, 2025 as compared to the same period in 2024 was due to a decrease in the average daily balance – secured loans of approximately $27.4 million at the annual mortgage servicing fee to RMC of 0.25%.

Asset Management Fees

Asset management fees were the same in the three months ended September 30, 2025 and 2024. The asset management fee is computed using the prior year end member’s capital base which is the then fair value of the company’s loans plus working capital reserves less outstanding debt.

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

The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $148 thousand and $131 thousand in the three months ended September 30, 2025 and 2024, respectively. The reimbursement of costs from RMC waived was approximately $0 and $53 thousand in the three months ended September 30, 2025 and 2024, respectively.

Professional Services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The increase in professional services of approximately $32 thousand for the three months ended September 30, 2025 compared to the same period in 2024 was primarily due to an increase in audit fees, offset by a decrease in legal fees and fees due to outside contractors. Costs for professional services have been increasing – and are expected to continue to increase – as new accounting pronouncements are issued, the demands of regulatory compliance increase and the rate at which third party professionals charge for their services increases.

Cash flows and liquidity

Cash flows by business activity for the nine months ended September 30, 2025 and 2024 are presented in the following table ($ in thousands).

	2025	2024
Members’ capital
Earnings distributed to members, net of DRIP	$(2,068)	$(1,942)
Redemptions, net	(2,495)	(2,620)
O&O expenses repaid by RMC	15	25
Cash – members’ capital, net	(4,548)	(4,537)

Borrowings
Line of credit borrowings (payments), net	(4,000)	7,847
Interest paid	(75)	(409)
Debt issuance costs paid	—	(66)
Promissory note received from related party	—	940
Promissory note repaid to related party	—	(940)
Promissory note received from third party	—	1,500
Promissory note repaid to third party	—	(1,500)
Unsecured borrowings received from related mortgage funds	—	2,500
Unsecured borrowings repaid to related mortgage funds	—	(2,500)
Cash – borrowings, net	(4,075)	7,372
Cash – members’ capital and borrowings, net	(8,623)	2,835

Loan principal/advances/interest
Loans funded & advances, net	(26,680)	(36,549)
Principal collected	31,792	25,386
Loans sold to non-affiliate	1,076	4,068
Interest received, net	3,122	4,798
Late fees	13	(26)
Promissory note repaid by related mortgage fund	—	2,800
Cash – loans, net	9,323	477

Formation loan collected	104	156

Operations expense	(2,293)	(2,011)

Net change in cash	$(1,489)	$1,457
Cash, end of period	$10,569	$3,169

Earnings distributed to members

To determine the amount of cash to be distributed in any month, the company relies in part on its forecast of full-year net income, which takes into account the difference between the forecasted net income for the remainder of the year and actual results in the year to date and the requirement to maintain a cash reserve. As of September 30, 2025, the difference between earnings allocated to members’ capital accounts and net income available to members was approximately $1.7 million, and is expected to be offset by future earnings in excess of net distributions in the fourth quarter of 2025 and in 2026 from the collection of foregone interest, late fees, and post-maturity interest and as RMI IX deploys its cash into new loans and the line-of-credit becomes available as loan delinquency declines below the ten-percent maximum per the covenant in the loan agreement.

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

Contractual obligations and commitments

At September 30, 2025, the company had no construction or rehabilitation loans outstanding, no loan commitments pending, and no off-balance sheet arrangements as such arrangements are not permitted by the Operating Agreement. Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report presents detailed discussion of the company’s contractual obligations to RMC.

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

Refer to Part II, Item 9A of our 2024 Annual Report for a discussion of the material weakness existing as of December 31, 2024, which continued to exist as of September 30, 2025.

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

Changes to Internal Control Over Financial Reporting

Except for the actions taken under the Remediation Plan described above, there have not been any changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the manager’s or company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2025, the company is not involved in any legal proceedings or governmental proceedings other than those that would be considered part of the normal course of business. In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes or protect or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the company (i.e., exceeding ten percent of the company’s consolidated current assets).

Item 1A. Risk Factors

There have been no material changes from the “Risk Factors” previously disclosed in Part 1, Item 1A, of our 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of securities by the company which were not registered under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

The company is externally managed by RMC and has no officers or directors of its own and, thus, the company has no Rule 10b5-1 plan or other trading arrangements. There was no adoption, modification or termination of any Rule 10b5-1 plan or other trading arrangements by directors and officers of RMC during the quarter ended September 30, 2025.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: November 12, 2025	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer)