Form 10-K
period 2025-12-31
Redwood Mortgage Investors IX
filed 2026-04-14
CIK 1448038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2025

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

The registrant’s units of limited liability company interests are not publicly traded and therefore have no market value. The registrant had approximately $62.2 million limited liability company interests outstanding as of February 28, 2026.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Index to Form 10-K

December 31, 2025

i

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K (“this report” or “this Form 10-K”) which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), including statements regarding the company’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods or by use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” “possible” or similar terms or variations on those terms or the negative of those terms. Forward-looking statements include statements regarding trends in the California real estate market; future interest rates and economic conditions and their effect on the company and its assets; estimates as to the allowance for loan losses; forecasts of future redemptions of units, forecasts of future funding of loans; loan payoffs and the possibility of future loan sales (and the gain thereon, net of expenses) to third parties, if any; future fluctuations in the net distribution rate; and beliefs relating to how the company will be affected by current economic conditions and trends in the financial and credit markets. Actual results may be materially different from what is projected by such forward-looking statements therefore, you should not place undue reliance on forward looking statements, which reflect our view only as of the date hereof.

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
•
the timing and dollar amount of financial support, if any, from the manager and the corresponding impact on the net distribution rate to members;
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

Distribution reinvestment plan (“DRIP”), closed July 2024

The distribution reinvestment plan (“DRIP”) provision of the Operating Agreement permitted members to elect to have all or a portion of their monthly distributions reinvested in the purchase of additional units. Cash available for distributions allocable to members who had elected to participate in the DRIP was distributed and reinvested in units at each month end. In July 2024, members who had elected to participate in the DRIP were notified by a letter included with their June 2024 monthly statements that the DRIP was closed. As a result of this plan closure, members that previously did not receive quarterly income distributions because of their enrollment in the DRIP received income distribution checks for the quarter ended September 30, 2024 and continue to receive quarterly income distributions to the extent of cash available for distribution.

The gross proceeds from sales of units to our members under our DRIP pursuant to the registration statement under which they were offered and sold were approximately $10.0 million, which proceeds were used for general corporate operations.

Liquidity and unit redemption program

There are substantial restrictions on transferability of units, and there is no established public trading and/or secondary market for the units and none is expected to develop. In order to provide liquidity to members, the Operating Agreement includes a unit redemption program, whereby a member may redeem all or part of their units, subject to certain limitations. The price paid for redeemed units is based on the lesser of the purchase price paid by the redeeming member or the member’s capital account balance as of the date of each redemption payment. The company redeems units quarterly, and under the Operating Agreement, the maximum number of units which may be redeemed per quarter per individual member may not exceed the greater of (i) 100 thousand units, or (ii) 25% of the member’s total outstanding units.

Pursuant to the Operating Agreement, eligible redemption requests are to be honored in the following order of priority:

•
first, to redemptions upon the death of a member, subject to a cap of $100 thousand per quarter for each deceased member’s account; and
•
next, to all other eligible redemption requests on a pro rata basis.

Pursuant to the Operating Agreement, the company will not, in any calendar year, redeem more than five percent (5%) and in any calendar quarter, one and one-quarter percent (1.25%) of the weighted average number of units outstanding during the twelve (12) month period immediately prior to the date of the redemption; however, the manager may, but is not required to, waive this limitation if it deems it in the best interest of the company. In the event unit withdrawal requests exceed 5% in any calendar year, and are held by the company, units will be redeemed in the order of priority provided in the Operating Agreement. The manager may, in its sole discretion, waive any applicable holding periods or penalties in the event of the death of a member or other exigent circumstances or if the manager believes such waiver is in the best interests of the company. The manager has no present intention to exercise its discretionary power to waive or modify the enforcement of the redemption limitations contained in the Operating Agreement in the foreseeable future.

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

Eligible members’ capital redemption requests at December 31, 2025 approximated $25.8 million, of which

•
$24.3 million were received at or prior to September 30, 2025; and
•
$1.5 million were received in the quarter ended December 31, 2025 that will be eligible at March 31, 2026.

Eligible members’ capital redemption requests at December 31, 2024 approximated $24.3 million, of which

•
$22.2 million were received at or prior to September 30, 2024; and
•
$2.1 million were received in the quarter ended December 31, 2024 that became eligible at March 31, 2025.

See the table in “Unit redemption program” under Item 5 - Market for the Registrant’s Units, Related Unitholder Matters and Issuer Purchases of Equity Securities in Part II of this report for a detailed table showing the amount of units redeemed, which table is incorporated by this reference into this Item 1.

Lending and investment guidelines and criteria

The company generally invests in loans with fixed interest rates that:

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

Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”)

This federal law passed in 2010 imposes significant regulatory restrictions on the origination of residential mortgage loans. The act established the Consumer Financial Protection Bureau (the “CFPB”) and gave it regulatory authority over most federal consumer-lending laws, including those relating to residential mortgage lending, as well as oversight over companies that provide consumer financial products or services, including us. The CFPB’s mandate is to implement and enforce federal consumer financial law and ensure that markets for consumer financial products are transparent, fair, and competitive. Historically, the CFPB has been active in investigations and enforcement actions and has issued large civil money penalties to parties the CFPB determined to have violated the laws and regulations it enforces. Under the Biden administration, the CFPB expanded the number and scope of examinations, including under the CFPB’s authority to take enforcement action against entities engaged in what it deems to be unfair, deceptive, or abusive acts or practices. It also created a registry for nonbank law violators. Under the Trump administration, the CFPB’s priorities have changed, its workforce has been drastically reduced, the scope of its activities significantly curtailed, and the agency faces an uncertain future. However, the CFPB’s role and priorities may be renewed in the future.

Many of the federal regulations governing mortgage lending were created or significantly expanded through the passage of the Dodd-Frank Act. For example, the CFPB issued the “Ability-to-Repay” rule under Regulation Z, implementing the Dodd-Frank Act’s changes to the Truth in Lending Act (“TILA”), that requires a mortgage lender to make a reasonable and good faith determination, based on verified and documented information concerning the consumer’s financial situation, that the consumer has a reasonable ability to repay a dwelling-secured mortgage loan before extending the loan. The rule includes a safe harbor or rebuttable presumption of compliance if the lender makes a “qualified mortgage” (“QM”), meaning a loan that satisfies certain rigid underwriting criteria and has terms below specified pricing thresholds. As another example, the CFPB’s loan originator compensation rule, also amending Regulation Z, imposes certain loan originator qualification and identification requirements, and imposes certain loan originator compensation recordkeeping requirements, among other things.

The Dodd-Frank Act also included provisions, implemented by CFPB regulations, prohibiting a creditor from extending credit to a consumer secured by a high-cost mortgage without first receiving certification from an independent counselor approved by a government agency. The act also added new provisions prohibiting most balloon payments for high-cost mortgages.

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

Truth in Lending Act (“TILA”)

TILA is a federal law passed in 1968 for the purpose of regulating consumer financing. For real estate lenders, TILA requires, among other things, advance disclosure of certain loan terms, calculation of the costs of the loan as demonstrated through an annual percentage rate, and the right of a consumer in a refinance transaction on their primary residence to rescind their loan within three days following signing of the loan document. TILA and RESPA (discussed above) also govern the format of the TILA-RESPA Integrated Disclosure, or “TRID”, forms provided to consumers in residential real estate mortgage transactions.

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

Privacy and Security Laws

We are subject to a variety of federal and state privacy and data security laws, which govern the collection, safeguarding, sharing and use of personal information, and require that financial institutions and other lenders have in place policies regarding information privacy and security. For example, the Gramm-Leach-Bliley Act aka Financial Services Modernization Act of 1999, requires all businesses that have access to consumers’ personal identification information to implement a plan providing for security measures to protect that information. As part of this program, we provide applicants and borrowers with a copy of our privacy policy.

Some state laws also protect the privacy of information of state residents and require adequate security for such data, and certain state laws may, in some circumstances, require us to notify affected individuals of security breaches of computer databases that contain their personal information. These laws may also require us to notify law enforcement, regulators or consumer reporting agencies in the event of a data breach, as well as businesses and governmental agencies that own data.

Data privacy and data security are areas of increasing state legislative focus. For example, the California Privacy Rights Act (the "CPRA") amended and significantly expanded the California Consumer Privacy Act (the “CCPA”), which originally provided California residents certain privacy rights in the collection and disclosure of their personal information and required businesses to make certain disclosures and take certain other acts in furtherance of those rights. The CPRA also created a new agency, the California Privacy Protection Agency, authorized to implement and enforce the CCPA and the CPRA, which has resulted in increased privacy and information security regulatory actions. Other U.S. states have considered and/or enacted similar privacy laws. For example, Virginia, Utah, Connecticut, and Colorado have passed new consumer privacy laws, and Delaware, Indiana, Iowa, Montana, Oregon, Tennessee, and Texas have passed consumer privacy laws that have or will become effective in 2024, 2025, or 2026. In addition, the federal government may also pass data privacy or data security legislation.

The costs of compliance with privacy laws increase our operating costs and may continue to increase such costs as a result of diverging statutory obligations across jurisdictions, changes in interpretation or changes in law. Any failure on our part—or in some circumstances non-compliance by third parties engaged by us—to comply with these laws or our privacy policies may subject us to significant liabilities, including governmental enforcement actions, litigation, fines, payment of damages or restrictions on our use or transfer of data, and may have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

California AB 130 and Civil Code Section 2924.13

In June of 2025, California enacted Assembly Bill 130, resulting in the addition of Section 2924.13 of the California Civil Code ("Section 2924.13"). Section 2924.13 significantly restricts nonjudicial foreclosures on second mortgages ("subordinate mortgages") in California by, among other things, prohibiting foreclosure if the lender or any servicer, or any predecessor thereof, failed to contact the borrower for any three year period, failed to provide any one or more required notices or periodic account statements, at any time notified the borrower that the loan had been written-off or discharged or engaged in any other "unlawful practice" outlined in the statute. Prior to conducting, or threatening to conduct, a non-judicial foreclosure on a subordinate mortgage, the foreclosing party must record and provide the borrower with a certification, under penalty of perjury, that no "unlawful practices" were committed with respect to the loan or identifying each "unlawful practice" that occurred. Section 2924.13 then provides borrower with the right to enjoin the foreclosure sale and to seek equitable remedies including forgiveness of amounts due and barring the foreclosure entirely.

Lawsuits challenging the constitutionality of AB 130 and Section 2924.13 have been filed and are currently in process; however, Section 2924.13 is currently enforceable California law and will remain in effect unless and until an injunction with respect to enforcement of the statute is entered by the court or the court invalidates the statute on constitutional grounds. There is no guarantee that either of these outcomes will occur or that Section 2924.13 will not remain valid law in California for the foreseeable future.

To address Section 2924.13, we may incur incremental costs to update policies and procedures, enhance systems and borrower‑communication templates, train personnel, revise quality control and audit programs, and monitor counterparties with respect subordinate loans. We may also need to engage counsel to interpret evolving guidance with respect to subordinate loans currently held and future foreclosures and may forego funding subordinate loan opportunities in the future to avoid the additional requirements and potential repercussions of Section 2924.13. If Section 2924.13 is found to apply retroactively to subordinate loans in our portfolio, the costs of foreclosure and our ability to foreclose on such loans following a default may be adversely affected.

Key federal laws and rules we are subject to as a result of the offering of our units include the following.

Federal Securities Laws: Securities Act of 1933 (the “Securities Act”) and Securities Exchange Act of 1934 (the “Exchange Act”)

Because we have registered the units pursuant to Section 12(g) of the Exchange Act, we are a public reporting company. As a public reporting company, we are required to file annual, quarterly and other periodic reports with the SEC and comply with applicable provisions of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the related rules and regulations promulgated by the SEC. However, as discussed in Item 9A of this report, the company is externally managed by RMC and many of the requirements of Sarbanes-Oxley are not directly applicable to us since we do not have a board of directors, including an independent board member. The registration of our units pursuant to Section 12(g) of the Exchange Act, along with the satisfaction of certain other requirements under the Employee Retirement Income Security Act of 1974 (“ERISA”), enables the units to qualify as “publicly-offered securities” for purposes of ERISA and regulations issued thereunder. See Item 9A of this report.

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

The recent enactment of California Civil Code Section 2924.13 may also significantly affect our ability to complete nonjudicial foreclosures with respect to our existing junior or "subordinate" mortgage loans as well as our ability to take advantage of otherwise advantageous junior loan opportunities in the future. See “Regulations - California AB 130 and Civil Code Section 2924.13” in Part I of this report. If recent court cases challenging AB 130 find that the provisions of Section 2924.13 apply retroactively to subordinate loans currently in our loan portfolio we may be deemed to have violated provisions of Section 2924.13 with respect to actions (or inaction) that occurred prior to the date Section 2924.13 was enacted or proposed. In that case, our ability to foreclose on one or more of our junior loans following a default could be jeopardized and, even if foreclosure is permitted, refuting borrower defenses made available under Section 2942.13 may significantly increase the costs of foreclosure adversely affecting our ability to fully recover the loan amounts due.

If borrowers default, and/or economic circumstances increase defaults, we may have to foreclose on the loan, beginning the legal process of acquiring the collateral property. Foreclosure proceedings and/or workout agreements may slow our collection efforts and delay ultimate satisfaction of the loan.

We are engaged in the business of lending and, as such, are subject to the risk that borrowers may be unable to repay the loans in accordance with the terms of the loan agreement as we currently experience and have experienced in the past. Mortgage loans are secured by commercial and residential real property and are subject to risks of delinquency, foreclosure and loss.

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

Owning real estate following foreclosure subjects us to additional risks.

If a borrower is unable to pay our loan or refinance it when it is due, it may be in our best interest to institute foreclosure proceedings against the borrower, and to own the property for a period of time. When we foreclose on a loan, we are subject to certain economic and liability risks attendant to property ownership which may affect our profitability and cash flow. The risks of ownership include the following:

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

Section 32 of Regulation Z, implementing the Home Ownership and Equity Protection Act of 1994 (“HOEPA”), defines a “high-cost mortgage” as any consumer loan secured by the consumer’s principal dwelling unit where either (i) the annual percentage rate (“APR”), measured as of the date the rate is set, exceeds the average prime offer rate (“APOR”), a benchmark rate released weekly by the CFPB, for a comparable transaction on that date by more than 6.5% on a first mortgage, 8.5% on a subordinate-lien mortgage or 8.5% on a first-lien transaction if the dwelling is personal property and the loan is less than $50,000; or (ii) the total points and fees payable by the consumer exceed 5% for a loan of more than or equal to $27,592 (amount adjusted annually for inflation), or 8.5% or $1,380 (amount adjusted annually for inflation) (whichever is less) on a loan of less than $27,592: or (iii) the lender can charge a prepayment penalty, as defined in Regulation Z, more than 36 months after consummation (or account opening on an open-end loan), or prepayment penalties that can exceed, in total, more than 2 percent of the amount prepaid.

While it is unlikely that we would make many high-cost loans, the failure to comply with the extensive prohibitions and requirements of Regulation Z’s high-cost mortgage regulations, even if the failure was unintended, may render the loan rescindable for up to three years from the consummation, and, if rescinded, requires the borrower to receive back all interest and fees and return the principal of the loan to the loan holder. The lender could also be held liable for money damages, attorneys’ fees, and for material failures, the total amount of finance charges and fees paid by the borrower in connection with the loan.

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

Members have no control over our operations, including the loans we make or sell; members must rely on the judgment of our manager in making loans.

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

In addition, our management is responsible for establishing and maintaining adequate internal control over financial reporting and is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder and to evaluate and disclose on a quarterly and annual basis changes in our internal control over financial reporting. During the course of testing, material weaknesses or deficiencies in the design or operating effectiveness of internal control over financial reporting may be identified. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As previously disclosed, for the quarter ended December 31, 2023, we identified a material weakness in our internal control over financial reporting which consisted of the following: management had not engaged professional staff sufficient to timely obtain refreshed collateral and did not appropriately develop accounting policies and design and implement internal controls at a sufficient level of precision around our estimate of current expected future credit losses. This material weakness has been remediated as of December 31, 2025. While this material weakness did not result in any misstatement of our financial statements for any period presented, any future material weakness could result in a misstatement of account balances or disclosures that could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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
•
litigation; and
•
damage to our investor relationships.

We have in the past experienced cyber security incidents which have not materially adversely impacted our business and/or operations. While we have taken measures to enhance protection against cyber security incidents and may engage in other actions from time to time to reduce our exposure to cyber security risks both to our internal systems and from outsourcing, these measures may not be sufficient to prevent future threats which may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Privacy and information security laws and regulation changes, and compliance with those changes, may also result in cost increases due to system changes and the development of new administrative processes.

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

Tax-exempt investors (such as an employee pension benefit plan or an IRA) may be subject to tax to the extent that income from the units is treated as unrelated business taxable income, or UBTI. Funds we borrow cause a portion of income to be treated as UBTI. Investors that are tax-exempt entities are urged to consult their own tax advisors regarding the suitability of an investment in units. In particular, an investment in units may not be suitable for charitable remainder trusts.

Members may be subject to state and local tax laws.

The state in which a member resides may impose an income tax upon the member’s share of our taxable income. Furthermore, states such as California, in which we own property, generally impose income tax upon a member’s share of the company’s taxable income considered allocable to such states, whether or not a member resides in that state. As a result, a nonresident member may be required to file a tax return in California. Members are urged to consult with their own tax advisers with respect to state and local tax consequences of an investment in our units.

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

Item 2 – Properties

As of December 31, 2025, the company does not own (and has not owned since its inception) any real property.

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

Item 4 – Mine Safety Disclosures

Not Applicable.

Part II

Item 5 – Market for the Registrant’s Units, Related Unitholder Matters and Issuer Purchases of Equity Securities

Investors have limited ability to sell their units, as units are not listed on an exchange or quoted through a quotation system, and there is no secondary market. The Operating Agreement imposes substantial restrictions upon transfer of units. Units may not be accepted by a lender as security for borrowing. Therefore, an investment in our units is not suitable for investors who expect to require short-term liquidity from their investments. See “Liquidity and unit redemption program” in Part I of this report. As of February 28, 2026, there were 1,150 unit-holders, who held approximately $62.2 million units.

Recent sales of unregistered securities

All sales of our units within the past three years were registered under the Securities Act.

DRIP/ SEC registrations, closed July 2024

On May 9, 2019, the company filed a Registration Statement on Form S-3 with the SEC (SEC File No. 333-231333) to offer up to 15,000,000 units ($15,000,000) to members of record as of April 30, 2019 that had previously elected to participate in the DRIP or that elect to participate in the DRIP in those states in which regulatory approval has been obtained. The Registration Statement on Form S-3 became effective on May 9, 2019. The gross proceeds from sales of units to our members under our DRIP pursuant to the May 9, 2019 Form S-3 Registration Statement (after May 9, 2019) were approximately $9.6 million, which proceeds were used for general corporate operations.

In July 2024, members who had elected to participate in the DRIP were notified by a letter included with their June 2024 monthly statements that the DRIP was closed. As a result of this plan closure, members that previously did not receive quarterly income distributions because of their enrollment in the DRIP received income distribution checks for the quarter ended September 30, 2024 and continue to receive quarterly income distributions to the extent of cash available for distribution.

Redemption of units

The Operating Agreement provides for a unit redemption program, whereby a member may redeem all or part of their units, subject to certain limitations. For more information about the unit redemption program, see Item 1- Business – “Liquidity and unit redemption program” of this report.

Units redeemed in 2025 and 2024 by quarter are presented in the following table ($ in thousands). All redemptions are made on the last business day of the quarter and valued at $1 per unit.

For the quarterly period ended	2025	2024
March 31	$840	$882
June 30	834	865
September 30	821	859
December 31	812	852
Total	$3,307	$3,458

Total withdrawals since formation	$37,174	$33,867

Eligible members’ capital redemption requests at December 31, 2025 approximated $25.8 million, of which

•
$24.3 million were received at or prior to September 30, 2025 and
•
$1.5 million were received in the quarter ended December 31, 2025 and will be eligible at March 31, 2026.

Eligible members’ capital redemption requests at December 31, 2024 approximated $24.3 million, of which

•
$22.2 million were received in 2024 at or prior to September 30, 2024 and
•
$2.1 million were received in the quarter ended December 31, 2024 and became eligible at March 31, 2025.

Distributions

Distributions to members totaled approximately $2.5 million and $3.1 million in 2025 and 2024, respectively. See “Distribution policy” under Item 1- Business in Part I of this report, which discussion is incorporated by reference herein.

Fair market value / unit value

In compliance with FINRA Rule 2310 concerning direct-participation-program value per unit estimates, RMC obtained information regarding fair market valuations of the net assets and unit value as of December 31, 2025, for RMI IX. The valuations were performed with the assistance of an independent valuation firm that provides asset valuations to retirement plan sponsors, plan administrators, banking and trust companies, and ERISA plans. The fair values of the individual properties were taken from appraisals which referenced the most current available market information such as listing agreements, offers, and pending and closed sales. Industry standard valuation approaches, including the Income Approach (as described below), were utilized in deriving the fair values, as appropriate. There is no assurance that this estimated fair value of the membership units is or will remain accurate, and it does not determine the amount that a member is entitled to receive upon redemption of units. The redemption amount is determined by the applicable provisions of the Operating Agreement.

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

As of December 31, 2025, such advances totaled approximately $5.6 million, of which $2.6 million was then outstanding. Please refer to the information under “—Formation loan” and “—Organization and offering expenses” in Note 3 (Manager and Other Related Parties) to the financial statements included in Part II, Item 8 of this report for a discussion of the formation loan and organization and offering expenses, which discussions are incorporated herein by this reference.

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

Allowance for credit losses

Accounting Standards Codification 326, Financial Instruments – Credit Losses (ASC 326) requires a lifetime, current expected credit loss (CECL) measurement objective for the recognition of credit losses at the time a loan is originated or acquired. The allowance for credit losses is adjusted each period for changes in expected lifetime credit losses for loans and accrued interest.

The determination of the amount of the allowance for credit losses considers historical loss experience, current fair value of collateral and the resultant LTV, current real estate and financial markets, as well as reasonable and supportable forecasts about future economic scenarios. The forward-looking estimates consider the likelihood that any combination of events would adversely impact economic conditions and real estate markets in California such that the substantial protective equity (measured net of senior debt and claims) would no longer be sufficient to collect the recorded amounts of principal, advances and accrued interest due on the loan.

- Fair value estimates - real property collateral for loans

The fair value of real property (as to loan collateral and REO, if any) is determined by exercise of judgment based on RMC’s management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values, and publicly available information on in-market transactions. Three methods are utilized: 1) market-comparables or sales approach; 2) cost to replace; and 3) capitalized cash flows or income approach. These approaches may or may not result in a common, single value. The market-comparables approach and income approach may yield different values depending on certain basic assumptions, including comparables sales, market capitalization rates and certain components of net operating income as well as the consideration of adjustments made for any attributes specific to the real estate.

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

Results of Operations

The following discussion describes our results of operations for 2025 and 2024.

Key performance indicators

Key performance indicators are presented in the following table ($ in thousands).

	2025	2024
Members’ capital, gross – end of period balance	$61,788	$65,995
Members’ capital, gross – average daily balance	$64,650	$68,831

Member redemptions(1)	$3,307	$3,458

Secured loans principal – end of period balance	$58,163	$53,475
Secured loans principal – average daily balance	$48,243	$67,014

First trust deeds	30	27
Principal – first trust deeds	$49,788	$46,945
Weighted average OLTV – first trust deeds(2)	55.5%	59.3%

Second trust deeds	6	9
Principal – second trust deeds	$8,375	$6,530
Weighted average OLTV – second trust deeds(2)	57.0%	55.9%

Interest income	$5,042	$6,818
Portfolio interest rate(3)	10.1%	9.4%
Effective yield rate(4)	10.5%	10.2%

Line of credit – end of period balance	$—	$4,000
Line of credit – average daily balance(5)	$244	$6,937

Interest expense	$51	$675
Interest rate – line of credit(5)	0.5%	8.6%

Provision for credit losses	$335	$90

Total operations expense(9)	$2,918	$2,719

Net income(9)	$1,825	$3,388
Percent of average members’ capital(6)(7)	2.8%	4.9%

Member distributions	$2,485	$3,122
Percent of average members’ capital(6)(8)	3.8%	4.5%

(1)
Eligible redemption requests at December 31, 2025 of approximately $25.8 million are carried forward to subsequent quarters until paid. See Note 3 (Manager and Other Related Parties) to the financial statements included in Part II, Item 8 of this report for a detailed discussion of redemptions of members' capital.
(2)
The LTVs use the fair value at origination of the loans (OLTV). See table below for LTVs based on updated collateral fair market values and loan balances.
(3)
Stated note interest rate, weighted daily average (annualized).
(4)
Percent of secured loans – average daily balance (annualized). In 2025 and 2024, the company collected post-maturity and default interest of $205 thousand and $552 thousand, respectively, with respect to multiple loans, which amounts were above the interest rates on the related notes.
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

Redemptions of members’ capital

The Operating Agreement provides for a unit redemption program, whereby a member may redeem all or part of their units, subject to certain limitations. For more information about the unit redemption program, see Item 1- Business – “Liquidity and unit redemption program” of this report.

Eligible members’ capital redemption requests at December 31, 2025 approximated $25.8 million, of which

•
$24.3 million were received at or prior to September 30, 2025; and
•
$1.5 million were received in the quarter ended December 31, 2025 and will be eligible at March 31, 2026.

Eligible members’ capital redemption requests at December 31, 2024 approximated $24.3 million, of which

•
$22.2 million were received at or prior to September 30, 2024; and
•
$2.1 million were received in the quarter ended December 31, 2024 and became eligible at March 31, 2025.

Secured loans

The secured loans principal – average daily balance in 2025 decreased by approximately $18.8 million compared to 2024. This decrease is primarily due to a reduced availability of loans qualifying under the company’s lending criteria.

Secured loans, principal, advances and interest unpaid, by LTV and lien position.

LTVs presented in the following tables (and the supplemental information following them) have been updated for changes in fair values of the collateral as indicated by appraisals, broker opinion of value, or other external market evidence received by the manager after the origination of the loan, if any, and for the loan balance (the sum of principal, advances and interest unpaid) at December 31, 2025.

Secured loans, principal by LTV and lien position at December 31, 2025 are presented in the following table ($ in thousands).

	Secured loans, principal
LTV(1)	First trust deeds	Percent(2)	Second trust deeds	Percent(2)	Total principal	Percent(2)
<40%	$7,117	12.2%	$1,100	1.9%	$8,217	14.1%
40-49%	1,955	3.4	—	0.0	1,955	3.4
50-59%	15,067	25.8	4,800	8.3	19,867	34.1
60-69%	13,234	22.8	1,250	2.1	14,484	24.9
Subtotal <70%	37,373	64.2	7,150	12.3	44,523	76.5

70-79%	10,469	18.0	-	0.0	10,469	18.0
Subtotal <80%	47,842	82.2	7,150	12.3	54,992	94.5

≥80%(3)	1,946	3.4	1,225	2.1	3,171	5.5

Total	$49,788	85.6%	$8,375	14.4%	$58,163	100.0%

(1)
LTV classifications in the table above are based on the sum of principal, advances and interest unpaid at December 31, 2025.
(2)
Percent of secured loans principal, end of period balance.
(3)
See the table below for specific details of the loans that have an LTV over 80%.

Secured loans (loan balance), with payments in arrears, by LTV and lien position at December 31, 2025 are presented in the following tables ($ in thousands).

	Secured loans with payments in arrears, principal
LTV(4)	First trust deeds	Percent(5)	Second trust deeds	Percent(5)	Total principal	Percent(5)
<40%	$319	0.5%	$—	0.0%	$319	0.5%
40-49%	—	0.0	—	0.0	—	0.0
50-59%	—	0.0	—	0.0	—	0.0
60-69%	8,570	14.7	1,250	2.1	9,820	16.8
Subtotal <70%	8,889	15.2	1,250	2.1	10,139	17.3

70-79%	8,165	14.1	—	0.0	8,165	14.1
Subtotal <80%	17,054	29.3	1,250	2.1	18,304	31.4

≥80%	1,946	3.4	1,225	2.1	3,171	5.5

Total	$19,000	32.7%	$2,475	4.2%	$21,475	36.9%

(4)
LTV classifications in the table above are based on the sum of principal, advances and interest unpaid at December 31, 2025.
(5)
Percent of secured loans principal at December 31, 2025.

The $21.5 million of secured loans (loan balance) with payments in arrears, including loans past maturity, is comprised of the following eleven loans:

•
In San Bruno, San Mateo County (LTV 120%, principal $955 thousand), a commercial building operated as an owner/user restaurant (first lien deed of trust) – The borrower is delinquent on monthly payments (180 days or more), has forced place insurance and is delinquent on property taxes. In January 2026, the collateral was acquired by foreclosure sale (and possession of the property was taken).
•
In San Francisco (LTV 98%, principal $990 thousand), a three-unit mixed use building (first lien deed of trust) – The loan matured in December 2025, and the borrower is 180 days or more delinquent on monthly payments.
•
In Los Angeles (LTV 83%, principal $625 thousand), a multi-family building (second lien deed of trust) – The loan matured in August 2025 and the borrower continues making monthly payments.
•
In Los Angeles (LTV 81%, principal $600 thousand), a multi-family building (second lien deed of trust) – The loan matured in April 2025 and the borrower continues making monthly payments.
•
In Palo Alto, Santa Clara County (LTV 77%, principal $4.7 million), an office building with approved plans for a senior living housing facility (first lien deed of trust) – The loan matured in October 2023. A forbearance agreement dated October 31, 2025, provided for a payment of $973 thousand (received in October 2025) that was applied approximately $191 thousand to principal, approximately $671 thousand to accrued interest (the full amount owing including for October 2025), and the remainder to advances and late fees, and for the final payment in full by the borrower by January 15, 2026, on which the borrower defaulted. On March 31, 2026, the borrower and the company entered into an agreement (the “2026 agreement”), pursuant to which the borrower agreed to a payment plan consisting of ten (10) weekly payments of $20 thousand (commencing March 31, 2026 to June 2, 2026) and payment in full of the note balance on or before June 17, 2026.
•
In Pleasanton, Alameda County (LTV 72%, principal $2.8 million), a single-family residence (first lien deed of trust) and another single-family home in San Jose (second lien deed of trust). The borrower was delinquent 30-89 days on monthly payments. In March 2026, the San Jose property sold and the company received $1.8 million which was applied to late fees, interest and then to principal, resulting in unpaid principal of $1.2 million (LTV 52%).
•
In Napa (LTV 71%, principal $633 thousand), a single-family residence (first lien deed of trust) – The loan matured in December 2024, and the borrower is 180 days or more delinquent on monthly payments.
•
In Los Angeles (LTV 69%, principal $1.3 million), an office building (2nd lien deed of trust) – The loan matured in December 2025, and the borrower continues making monthly payments.
•
In Livermore, Alameda County (LTV 64%, principal $1.2 million), a commercial condominium (first lien deed of trust) – The loan matured in October 2025.
•
In San Diego (LTV 60%, principal $7.4 million), an industrial building (first lien deed of trust) –The borrower is 30-89 days delinquent on monthly payments. The loan matured in March 2026.

•
In Oakley, Contra Costa County (LTV 40%, principal $318 thousand), a single-family home (first lien deed of trust) – The borrower is 90-179 days delinquent on monthly payments. The loan was paid off in February 2026.

At December 31, 2025, payments in arrears (i.e., principal and interest payments past due 30 or more days) for the above eleven secured loans totaled approximately $10.4 million of which approximately $10.0 million was principal and approximately $357 thousand was accrued interest. As noted above, a loan with principal of $4.7 million had a forbearance agreement dated October 31, 2025, that provided for final payment in full by the borrower by January 15, 2026 on which the borrower defaulted. Subsequent to December 31, 2025, pursuant to the 2026 agreement, the borrower agreed to a payment plan consisting of ten (10) weekly payments of $20 thousand (commencing March 31, 2026 to June 2, 2026) and payment in full of the note balance on or before June 17, 2026.

Secured loans (loan balance) for matured loans, by LTV and lien position at December 31, 2025 are presented in the following table ($ in thousands).

	Secured loans past maturity, principal
LTV(6)	First trust deeds	Percent(7)	Second trust deeds	Percent(7)	Total principal	Percent(7)
<40%	$—	0.0%	$—	0.0%	$—	0.0%
40-49%	—	0.0	—	0.0	—	0.0
50-59%	—	0.0	—	0.0	—	0.0
60-69%	1,170	2.0	1,250	2.1	2,420	4.1
Subtotal <70%	1,170	2.0	1,250	2.1	2,420	4.1

70-79%	5,366	9.2	—	0.0	5,366	9.2
Subtotal <80%	6,536	11.2	1,250	2.1	7,786	13.3

≥80%	990	1.7	1,225	2.1	2,215	3.8

Total	$7,526	12.9%	$2,475	4.2%	$10,001	17.1%

(6)
LTV classifications in the table above are based on the sum of principal, advances and interest unpaid at December 31, 2025.
(7)
Percent of secured loans principal, end of period balance.

The $10.0 million of secured loans (loan balance) with past maturity comprised of the following seven loans:

•
In San Francisco (LTV 98%, principal $990 thousand), a three-unit mixed use building (first lien deed of trust) – The loan matured in December 2025, and the borrower is 180 days or more delinquent on monthly payments.
•
In Los Angeles (LTV 83%, principal $625 thousand), a multi-family building (second lien deed of trust) – The loan matured in August 2025 and the borrower continues making monthly payments.
•
In Los Angeles (LTV 81%, principal $600 thousand), a multi-family building (second lien deed of trust) – The loan matured in April 2025 and the borrower continues making monthly payments.
•
In Palo Alto, Santa Clara County (LTV 77%, principal $4.7 million), an office building with approved plans for a senior living housing facility (first lien deed of trust) – The loan matured in October 2023. A forbearance agreement dated October 31, 2025, provided for a payment of $973 thousand (received in October 2025) that was applied approximately $191 thousand to principal, approximately $671 thousand to accrued interest (the full amount owing including for October 2025), and the remainder to advances and late fees, and for the final payment in full by the borrower by January 15, 2026, on which the borrower defaulted. Subsequent to December 31, 2025, pursuant to the 2026 agreement the borrower agreed to a payment plan consisting of ten (10) weekly payments of $20 thousand (commencing March 31 to June 2, 2026) and payment in full of the note balance on or before June 17, 2026.
•
In Napa (LTV 71%, principal $633 thousand), a single-family residence (first lien deed of trust) – The loan matured in December 2024, and the borrower is 180 days or more delinquent on monthly payments.
•
In Los Angeles (LTV 69%, principal $1.3 million), an office building (2nd lien deed of trust) – The loan matured in December 2025, and the borrower continues making monthly payments.
•
In Livermore, Alameda County (LTV 64%, principal $1.2 million), a commercial condominium (first lien deed of trust) – The loan matured in October 2025.

See Note 4 (Loans) to the financial statements included in Part II, Item 8 of this report for detailed presentations as to the secured loan portfolio, including loan characteristics, scheduled maturities, delinquency and payments in arrears, loans in non-accrual status and the allowance for credit losses.

Performance overview/net income 2025 v. 2024

Net income available to members as a percent of members’ capital, gross – average daily balance was 2.8% and 4.9% for the year ended December 31, 2025 and 2024, respectively. Net income decreased by approximately $1.6 million in 2025 as compared to 2024 due to a decrease in net interest income of approximately $1.2 million, an increase in provision for credit losses of approximately $245 thousand and an increase in operations expenses of approximately $199 thousand, partially offset by an increase in late fees of approximately $49 thousand. The portfolio interest rate on secured loans has increased by 0.7 percentage points to 10.1% since December 31, 2024; the effective yield rate increased by 0.3 percentage points to 10.5%.

Analysis and discussion of income from operations 2025 v. 2024

Significant changes to net income are summarized in the following table ($ in thousands).

	Net interest income	Provision for credit losses	Operations expense	Net income
Year ended
December 31, 2025	$4,991	335	2,918	$1,825
December 31, 2024	6,143	90	2,719	3,388
Change	$(1,152)	245	199	$(1,563)

Change
Decrease in secured loans principal - average daily balance	$(1,846)	—	(46)	$(1,800)
Effective yield rate	71	—	—	71
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	47	(47)
Interest on line of credit	586	—	—	586
Allowance for credit losses, specific reserve	—	245	—	(245)
Late fees	—	—	—	49
Gain on sale, loans	—	—	—	(16)
Decrease in allocable expenses from RMC	—	—	(14)	14
RMC fees/costs reimbursements collected	—	—	163	(163)
Interest on notes receivable from related parties	6	—	—	6
Interest on unsecured borrowings	32	—	—	32
Tax compliance services	—	—	8	(8)
Legal services	—	—	(226)	226
Timing of services rendered	—	—	(9)	9
Independent contractors	—	—	(3)	3
Audit services	—	—	225	(225)
Other	(1)	—	54	(55)
Change	$(1,152)	245	199	$(1,563)

The table above displays only significant changes to net income for the period and is not intended to cross foot.

Net interest income

Net interest income decreased approximately $1.2 million (18.8%) in 2025 compared to 2024. Interest income decreased approximately $1.8 thousand (26.0%) resulting from a decrease in the average daily balance of secured loans principal of approximately $18.8 million (28.0%). In 2025 and 2024 the company collected post-maturity and default interest of $205 thousand and $552 thousand, respectively, with respect to multiple loans, which amounts were above the interest rates on the related notes.

Interest expense on the line of credit decreased approximately $587 thousand (96.9%) in 2025 compared to 2024 due to a decrease in the line of credit – average daily balance of approximately $6.7 million (96.5%). Interest expense on intercompany promissory notes and intercompany unsecured borrowings decreased approximately $38 thousand (100%). See Key performance indicators table included above in Part II, Item 7 of this report for details on the average interest rate on the line of credit.

Provision/allowance for credit losses

The increase in the provision for credit losses to $335 thousand in 2025 reflects the decrease in the expected net proceeds to the company – for two collateral-dependent loans – upon foreclosure and subsequent sale of the underlying collateral, due to a decline in the fair value of the collateral and/or an increase in the amount of the senior debt and claims (e.g., delinquent property taxes). See the presentation on secured loans, principal, advances and interest unpaid, by LTV and lien position in this Item 8 for a detailed presentation of current loan status.

Operations expense 2025 v. 2024

Significant changes to operations expense are summarized in the following table ($ in thousands).

	Mortgage servicing fees	Asset management fees	Costs from RMC, net	Professional services	Other	Total
Year ended
December 31, 2025	$123	472	592	1,666	65	$2,918
December 31, 2024	169	471	396	1,655	28	2,719
Change	$(46)	1	196	11	37	$199

Change
Decrease in secured loans principal - average daily balance	$(46)	—	—	—	—	$(46)
Decrease in members’ capital - average daily balance	—	1	—	—	—	1
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	47	—	—	47
Decrease in allocable expenses from RMC	—	—	(14)	—	—	(14)
RMC fees/costs reimbursements collected	—	—	163	—	—	163
Tax compliance services	—	—	—	8	—	8
Legal services	—	—	—	(226)	—	(226)
Timing of services rendered	—	—	—	(9)	—	(9)
Independent contractors	—	—	—	(3)	—	(3)
Audit services	—	—	—	225	—	225
Other	—	—	—	16	37	53
Change	$(46)	1	196	11	37	$199

Mortgage servicing fees

The decrease in mortgage servicing fees of approximately $46 thousand in 2025 compared to 2024 was due to a decrease in the average daily balance – secured loans of approximately $18.8 million at the annual mortgage servicing fee to RMC of 0.25%. The decrease in the average daily balance – secured loans was due to a reduction in members’ capital.

Asset Management Fees

The asset management fees were about the same in 2025 and 2024. The asset management fee is computed using the prior year end member’s capital base which is the then fair value of the company’s loans plus working capital reserves less outstanding debt.

Costs from RMC, net

RMC is entitled to request reimbursement for operations expense incurred on behalf of RMI IX, including without limitation, RMC's personnel and non-personnel costs incurred for qualifying business activities, including investor services, accounting, tax and data processing, postage and out-of-pocket general and administration expenses.

The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $592 thousand and $545 thousand in 2025 and 2024, respectively. The reimbursement of costs from RMC waived was approximately $149 thousand in 2024. In October 2024 , RMC began collecting the full amount of the qualifying costs attributable to RMI IX to which it was entitled.

Professional services

Professional services consist primarily of information technology, legal, audit and tax compliance, and contractors fees and expenses.

The increase in professional services of approximately $11 thousand in 2025 compared to 2024 was due to an increase in audit fees, partially offset by a decrease in legal fees due to reduced legal services and a decrease due to timing differences of services rendered. Costs for these professional services have been increasing – and are expected to continue to increase – as the demands (and complexity) of regulatory, accounting and tax compliance increase and the rate at which firms charge for their services increases.

Cash flows and liquidity

Cash flows by business activity are presented in the following table ($ in thousands).

	2025	2024
Members’ capital
Distributions to members, net of DRIP	$(2,503)	$(2,713)
Redemptions, net	(3,307)	(3,472)
O&O expenses repaid by RMC	19	31
Cash – members’ capital, net	(5,791)	(6,154)

Borrowings
Line of credit borrowings (payments), net	(4,000)	1,847
Interest paid	(75)	(621)
Debt issuance costs paid	—	(66)
Promissory note received from related party	—	940
Promissory note repaid to related party	—	(940)
Promissory note received from third party	—	1,500
Promissory note repaid to third party	—	(1,500)
Unsecured borrowings received from related mortgage funds	—	2,500
Unsecured borrowings repaid to related mortgage funds	—	(2,500)
Cash – borrowings, net	(4,075)	1,160
Cash – members’ capital and borrowings, net	(9,866)	(4,994)

Loan principal/advances/interest
Loans funded & advances, net	(40,332)	(42,440)
Principal collected	35,620	46,747
Loans sold to non-affiliate	1,076	4,068
Interest received, net	5,023	6,657
Late fees	79	27
Promissory note repaid by related mortgage fund	—	2,800
Cash – loans, net	1,466	17,859

Formation loan collected	104	208

Operations expense	(3,200)	(2,727)

Net change in cash	$(11,496)	$10,346
Cash, end of year	$562	$12,058

Distributions to members

To determine the amount of cash to be distributed in any month, the company relies in part on its forecast of full-year net income, which takes into account the difference between the forecasted net income for the remainder of the year and actual results in the year to date and the requirement to maintain cash sufficient to support ongoing operations and meet obligations timely. As of December 31, 2025, the difference between earnings allocated to members’ capital accounts and net income available to members was approximately $380 thousand resulting in a decrease in members’ capital, and is expected to be offset by future earnings in excess of net distributions in 2026 resulting from the collection of foregone interest, late fees and post-maturity interest.

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

In July 2024, members who had elected to participate in the DRIP were notified by a letter included with their June 2024 monthly statements that the DRIP was closed. As a result of this closure, members that previously did not receive quarterly income distributions because of their enrollment in the DRIP received income distribution checks for the quarter ended September 30, 2024 and continue to receive quarterly income distributions to the extent of cash available for distribution.

Liquidity, borrowings and capital resources

The ongoing sources of funds are the proceeds from:

•
loan payoffs;
•
borrowers’ monthly principal and interest payments;
•
line of credit advances (to fund secured loans only);
•
loan sales to unaffiliated third parties; and
•
payments from RMC on the outstanding balance of the formation loan.

The company’s cash balances are maintained at levels sufficient to support on-going operations and satisfy obligations, without reducing loan fundings or suspending distributions or redemptions, although these options are available if future circumstances warrant. If at any time the company has fully deployed the capital available to lend, the manager would continue to utilize loan assignments to related mortgage funds and loan sales to unaffiliated third parties to maintain liquidity of the company. The manager believes these sources of funds will provide sufficient funds to adequately meet financial obligations for the next twelve months.

In addition, the company has a $10 million revolving line of credit (subject to a borrowing base) and term loan facility which expires on March 13, 2028. Advances on the line of credit are to be used exclusively to fund secured loans. The credit agreement for the facility contains various covenants, including a credit payment delinquency rate (measured quarterly), which, if exceeded, would not allow the company to make further borrowings under the facility until the company regains compliance. See Note 5 (Line of Credit) to the financial statements included in Part II, Item 8 of this report for a detailed presentation of the activity and discussion on additional terms and provisions of the credit agreement (and subsequent modifications), which presentation is incorporated by this reference into this Item II. There can be no assurance that the company will have adequate funds from which loans may be funded.

Contractual obligations and commitments

At December 31, 2025, the company had no construction or rehabilitation loans outstanding, no loan commitments pending, and no off-balance sheet arrangements as such arrangements are not permitted by the Operating Agreement. Note 3 (Manager and Other Related Parties) to the financial statements included in Part II, Item 8 of this report presents detailed discussion of the company’s contractual obligations to RMC.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8 – Financial Statements and Supplementary Data

The following financial statements of Redwood Mortgage Investors IX, LLC at and for the years ended December 31, 2025 and 2024 are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Members and Board of Directors

Redwood Mortgage Investors IX, LLC

San Mateo, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Redwood Mortgage Investors IX, LLC (a Delaware Limited Liability Company) (the “Company”) as of December 31, 2025 and 2024, the related statements of income, changes in members’ and manager’s capital, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Board of Directors and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses (“ACL”)

As described in the Company’s financial statements, the Company had a gross loan portfolio of $58.9 million and related ACL of $0.5 million as of December 31, 2025. The ACL estimates the lifetime expected credit losses for each loan utilizing a credit loss model. The determination of whether an ACL is necessary considers historical loss experience, current fair value of collateral, current real estate and financial market conditions, and reasonable and supportable forecasts about future economic scenarios. The evaluation of the fair value of the collateral involves significant estimates that require a high degree of management judgment. Management utilizes significant judgment to appropriately determine the fair value of collateral obtained from third-party appraisals.

We identified the appropriateness of comparable sales, market capitalization rates, and certain components of net operating income ("NOI") used in appraisals or management analyses to determine the fair value of collateral underlying certain loans to be a critical audit matter. Auditing these assumptions involved especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•
Utilizing personnel with specialized skill and knowledge in real estate valuation to assist in assessing the relevance and reliability of comparable sales, market capitalization rates, or certain components of NOI used in appraisals or management analyses to determine the fair value of collateral underlying certain loans. This involved evaluating the recency and comparability of market transactions used in the appraisals or management analyses, and comparing market capitalization rates or certain components of NOI to third-party sources.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2015.

San Francisco, California

April 14, 2026

REDWOOD MORTGAGE INVESTORS IX, LLC

Balance Sheets

December 31, 2025 and 2024

($ in thousands)

	December 31,	December 31,
ASSETS	2025	2024
Cash, in banks	$562	$12,058
Loan payments in trust	28	29
Loan held for sale	—	1,065
Loans
Principal	58,163	53,475
Advances	81	54
Accrued interest	615	611
Prepaid interest	—	(11)
Loan balances secured by deeds of trust	58,859	54,129
Allowance for credit losses	(545)	(210)
Loan balances secured by deeds of trust, net	58,314	53,919
Debt issuance costs, net	8	41
Other receivable	228	3
Total assets	$59,140	$67,115

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable and accrued liabilities	$25	$109
Payable to related mortgage fund (Note 3)	2	—
Payable to manager (Note 3)	62	93
Line of credit	—	4,000
Total liabilities	89	4,202

Commitments and contingencies (Note 6)

Members’ and manager’s capital, net	61,641	65,607
Receivable from manager (formation loan) (Note 3)	(2,590)	(2,694)
Members’ and manager’s capital, net of formation loan	59,051	62,913
Total liabilities and members’ capital	$59,140	$67,115

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Income

For the Years Ended December 31, 2025 and 2024

($ in thousands)

	2025	2024
Revenue
Interest income	$5,042	$6,818
Interest expense	(51)	(675)
Net interest income	4,991	6,143
Late fees	79	30
Gain on sale, loans	8	24
Total revenue, net	5,078	6,197

Provision for credit losses	335	90

Operations expense
Mortgage servicing fees to Redwood Mortgage Corp. (RMC)	123	169
Asset management fees to RMC	472	471
Costs from RMC, net (Note 3)	592	396
Professional services	1,666	1,655
Other	65	28
Total operations expense	2,918	2,719
Net income	$1,825	$3,388

Net income
Members (99%)	$1,807	$3,354
Manager (1%)	18	34
	$1,825	$3,388

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Changes in Members’ and Manager's Capital

For the Years Ended December 31, 2025 and 2024

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at December 31, 2024	$65,995	$83	$(471)	$65,607
Net income	1,807	18	—	1,825
Distributions	(2,485)	(18)	—	(2,503)
Redemptions	(3,307)	—	—	(3,307)
Organization and offering expenses allocated	(222)	—	222	—
Organization and offering expenses repaid by RMC	—	—	19	19
Balance at December 31, 2025	$61,788	$83	$(230)	$61,641

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at December 31, 2023	$69,018	$82	$(742)	$68,358
Net income	3,354	34	—	3,388
Distributions	(3,122)	(33)	—	(3,155)
Distributions reinvested (DRIP)	442	—	—	442
Redemptions	(3,458)	—	—	(3,458)
Organization and offering expenses allocated	(239)	—	239	—
Organization and offering expenses repaid by RMC	—	—	32	32
Balance at December 31, 2024	$65,995	$83	$(471)	$65,607

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Years Ended December 31, 2025 and 2024

($ in thousands)

	2025	2024
Operations
Interest income received	$5,023	$6,657
Interest expense paid	(75)	(621)
Late fees and other loan income	79	27
Operations expense	(3,200)	(2,727)
Total cash provided by operations	1,827	3,336
Investing
Loans funded	(40,307)	(42,389)
Principal collected	35,620	46,747
Proceeds from loans sold to non-affiliate, net	1,076	4,068
Advances (made)	(25)	(51)
Promissory note repaid by related mortgage fund	—	2,800
Total cash (used in) provided by investing	(3,636)	11,175
Financing
Members’ and manager's capital
Distributions to members and manager
Distributions, net of DRIP	(2,503)	(2,713)
Redemptions, net of early withdrawal penalties (Note 3)	(3,307)	(3,472)
Total distributions to members and manager	(5,810)	(6,185)
Organization and offering expenses repaid by RMC, net	19	31
Cash (used in) members’ and manager’s capital	(5,791)	(6,154)
Promissory note received from related mortgage funds and manager	—	940
Promissory note repaid to related mortgage funds and manager	—	(940)
Promissory note received from third party	—	1,500
Promissory note repaid to third party	—	(1,500)
Line of credit
Advances	2,000	23,250
Repayments	(6,000)	(21,403)
Debt issuance costs	—	(66)
Cash (used in) provided by line of credit	(4,000)	1,781
Unsecured borrowings received from related mortgage funds	—	2,500
Unsecured borrowings repaid to related mortgage funds	—	(2,500)
Formation loan collected	104	208
Total cash (used in) financing	(9,687)	(4,165)
Net (decrease) increase in cash	(11,496)	10,346
Cash, beginning of year	12,058	1,712
Cash, end of year	$562	$12,058

Non-cash investing activities for 2024 include five loans transferred to held for sale of approximately $5.1 million. Four loans were sold to an unaffiliated bank on May 31, 2024 for the amount owed on the note plus a premium, resulting in a gain of approximately $24 thousand. One loan held for sale of approximately $1.1 million at December 31, 2024 was sold to an unaffiliated bank in January 2025 for the amount owed on the note plus a premium, resulting in a gain of approximately $8 thousand.

Non-cash financing activities for 2024 include distribution reinvested to the DRIP of approximately $442 thousand.

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Years Ended December 31, 2025 and 2024

($ in thousands)

Reconciliation of net income to total cash provided by operations	2025	2024
Net income	$1,825	$3,388
Adjustments to reconcile net income to total cash provided by operations
Gain on sale, loans	(8)	(24)
Amortization of debt issuance costs	32	32
Provision for credit losses	335	90
Change in operating assets and liabilities
Loan payments in trust	—	(3)
Accrued interest	(8)	(65)
Prepaid interest	(11)	(96)
Other receivable	(225)	(3)
Accounts payable and accrued liabilities	(84)	(1)
Payable to related parties	(29)	18
Total adjustments	2	(52)
Total cash provided by operations	$1,827	$3,336

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2025 and 2024

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

December 31, 2025 and 2024

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

As of December 31, 2025, the difference between earnings allocated to members’ capital accounts and net income available to members was approximately $380 thousand, and is expected to be offset by future earnings in excess of net distributions in 2026.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2025 and 2024

Distribution reinvestment plan (“DRIP”), closed July 2024

The distribution reinvestment plan (“DRIP”) provision of the Operating Agreement permitted members to elect to have all or a portion of their monthly distributions reinvested in the purchase of additional units. Cash available for distributions allocable to members who had elected to participate in the DRIP was distributed and reinvested in units at each month end. In July 2024, members who had elected to participate in the DRIP were notified by a letter included with their June 2024 monthly statements that the DRIP was closed. As a result of this plan closure, members that previously did not receive quarterly income distributions because of their enrollment in the DRIP received income distribution checks for the quarter ended September 30, 2024 and continue to receive quarterly income distributions to the extent of cash available for distribution.

Liquidity and unit redemption program

There are substantial restrictions on transferability of units, and there is no established public trading and/or secondary market for the units and none is expected to develop. In order to provide liquidity to members, the Operating Agreement includes a unit redemption program, whereby a member may redeem all or part of their units, subject to certain limitations. The price paid for redeemed units is based on the lesser of the purchase price paid by the redeeming member or the member’s capital account balance as of the date of each redemption payment. The company redeems units quarterly, and under the Operating Agreement, the maximum number of units which may be redeemed per quarter per individual member may not exceed the greater of (i) 100 thousand units, or (ii) 25% of the member’s total outstanding units.

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

December 31, 2025 and 2024

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

These approaches may or may not result in a common, single value. The market-comparables approach and income approach may yield different values depending on certain basic assumptions, including comparables sales, market capitalization rates and certain components of net operating income as well as the consideration of adjustments made for any attributes specific to the real estate.

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

December 31, 2025 and 2024

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

Payments on loans are applied in the following order: accrued interest, advances, and lastly to principal, consistent with the terms of the notes. Late fees and post-maturity/default interest are recognized in the period received, as collectability is not assured until then. Amounts are calculated based on the terms of the note. Pursuant to California regulatory requirements, borrower payments are deposited into a trust account established by RMC with an independent bank (and are presented on the balance sheet as “Loan payments in trust”). Funds are disbursed to the company’s bank account as collected, which can range from same day for wire transfers and to two weeks after deposit for checks.

The company funds loans with the intent to hold until maturity or for the foreseeable future. From time to time the company may sell certain loans to unaffiliated third parties. Loans are classified as held-for-sale once a decision has been made to sell loans and the loans to be held-for-sale have been identified. Loans classified as held-for-sale are carried at the lower of amortized cost or fair value.

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

When a loan is placed on non-accrual status, the accrual of interest (and the corresponding recognition of interest revenue) is discontinued – beginning with the then current month – for accounting purposes only; previously recorded interest is not reversed. A loan may return to accrual status when all delinquent loan payments are cured and the loan becomes current in accordance with the terms of the loan agreement and the loan balance is considered well collateralized.

Payments received on loans on non-accrual status are applied using the cash basis method, whereby payments received by the creditor are recorded as interest income provided the amount does not exceed the amount that would have been earned at the asset’s original effective interest rate.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2025 and 2024

The determination of the probability-of-loss (and, accordingly, the determination of the amount of the allowance for expected credit losses) begins with:

- familiarity with - and risk & opportunity analysis of - the current and near-term state of the local real estate markets in which loan collateral is located, with due consideration of property type;

- determination of the current fair value of the collateral, and the resultant protective equity;

- identification and valuation of existing senior debt and/or claims (including property taxes, if unpaid); and

- historical loss experience.

Then, the time to maturity – by lien position – is scheduled, with expected weighted average LTV and with consideration of costs to sell and senior debt and claims.

The manager consults government, banker, real estate firm, law firm and academic studies and forecasts (typically covering forward periods of one or two years), and reverts immediately to historical loss experience beyond that period. A determination is then made as to the likelihood that any combination of events would adversely impact real estate markets (and economic conditions) in California – in the time to maturity – such that the substantial protective equity existing for the loans would no longer be sufficient to collect the recorded amounts of principal, advances and accrued interest due on the loan. Any loans requiring individual consideration/analysis due to its LTV, property type, payment status and/or having matured, are evaluated.

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

- Term: The duration (or expected term) of loan is a determinant attribute as the duration of the company’s loans are less than those of other conventional commercial real estate lenders (e.g., institutions, such as banks, insurance companies, private equity firms), as the notes typically are written with terms to maturity of one to five years and typically are written without a prepayment penalty.

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

If foreclosure (or negotiation of a deed in lieu of foreclosure) is concluded to be probable, the loan is considered to be collateral-dependent and the recorded investment in the loan would be adjusted to an amount not to exceed the net realizable value of the real estate and other assets to be acquired, net of senior liens/mortgage debt plus the liabilities to be assumed. The determination of whether a loan is determined to be collateral-dependent requires judgment and considers the status of the loan (i.e., legal action is undertaken to enforce the lender’s rights to repayment) and the status of the borrower (e.g., has the borrower filed for bankruptcy protection).

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2025 and 2024

For a loan that is deemed collateral dependent for repayment, a provision for credit losses is recorded, if necessary, to adjust the allowance for credit losses by an amount such that the net carrying amount would be reduced to the lower of the net realizable value of the related collateral, net of any senior liens (and/or claims) or the note balance.

Uncollectible loans are charged off directly to the allowance for credit losses once it is determined the full amount is not collectible. Any amounts collected after a charge off is deemed a recovery.

Real estate owned (“REO”)

Real estate owned, or REO, is property acquired in full or partial settlement of loan obligations generally through foreclosure (and a correlated trustee sale of the collateral) and is recorded at acquisition at the property’s fair value less estimated costs to sell. In conjunction with the acquisition, other assets may be acquired and senior debt and claims assumed (or for senior debt may be ‘taken subject to’ versus ‘assumed’). The fair value estimates are derived from information available in the real estate markets including similar property and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers. The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for credit losses and any subsequent valuation reserves. After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. REO is analyzed periodically for changes in fair values and any subsequent write down is charged to operations expenses. Any recovery in the fair value subsequent to such a write down is recorded and is not to exceed the value recorded at acquisition. Recognition of gains or losses on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

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

NOTE 3 – MANAGER AND OTHER RELATED PARTIES

The Operating Agreement provides for compensation to the manager and for the reimbursement of qualifying costs as detailed below. RMC is entitled to 1% of the net income or loss of the company. RMC, at its sole discretion, collected less than the maximum allowable reimbursement of qualifying costs attributable to RMI IX (Costs from RMC on the Statements of Income), which increased the net income, cash available for distribution, and the net-distribution rate. The cost-reimbursement waivers in 2025 and 2024 by RMC were not made for the purpose of providing RMI IX with sufficient funds to satisfy any required level of distributions, as the Operating Agreement has no such required level of distributions, nor to meet withdrawal requests.

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

December 31, 2025 and 2024

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

The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $592 thousand and $545 thousand in 2025 and 2024, respectively. The reimbursement of costs waived by RMC, at its sole discretion, was approximately $149 thousand in 2024. In October 2024, RMC began collecting the full amount of the qualifying costs attributable to RMI IX to which it was entitled.

Loan administrative fees

The manager is entitled to receive a loan administrative fee of up to one percent (1%) of the principal amount of each new loan funded or acquired for services rendered in connection with the selection and underwriting of loans payable upon the closing or acquisition of each loan. Since August 2015, RMC, at its sole discretion, has waived loan administrative fees on new originations. The total amount of loan administrative fees waived was approximately $465 thousand and $439 thousand in 2025 and 2024, respectively.

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

Formation loan transactions for 2025 and 2024 are presented in the following table ($ in thousands).

	2025	2024
Balance, January 1	$2,694	$2,902
Payments received from RMC	(104)	(208)
Balance, December 31	$2,590	$2,694

The formation loan is being repaid in annual installments of approximately $208 thousand to coincide with the term of the company. The installments may be paid by RMC either in full on December 31st of each calendar year during the term of the company or in four equal quarterly installments. In 2025, $104 thousand was received from RMC on the formation loan. The remaining $104 thousand was paid in January 2026. The primary source of repayment of the formation loan is the loan brokerage commissions earned by RMC. The formation loan is forgiven if the manager is removed and RMC is no longer receiving payments for services rendered. As such, the formation loan is presented as contra equity.

Redemptions of members’ capital

Redemptions of members’ capital for 2025 and 2024 were approximately $3.3 million and $3.5 million, respectively.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2025 and 2024

Redemptions of members’ capital received by the manager and unpaid at December 31, 2025 approximated $25.8 million, of which,

•
$24.3 million were received at or prior to September 30, 2025, and
•
$1.5 million were received in the quarter ended December 31, 2025 and will be eligible at March 31, 2026.

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

Unallocated O&O transactions for the years ended December 31 are summarized in the following table ($ in thousands).

	2025	2024
Balance, January 1	$471	$742
O&O expenses allocated	(222)	(239)
O&O expenses paid by RMC(1)	(19)	(32)
Balance, December 31	$230	$471

(1)
RMC is obligated per the Operating Agreement to repay RMI IX for the amount of unallocated O&O expenses attributed to a member’s capital account if the member redeems prior to the 40 quarterly allocations. RMC estimated its future obligation to repay unallocated O&O expenses on scheduled redemptions as of December 31, 2025 to be approximately $3 thousand.

Other transactions with related mortgage funds and manager

-
Payable to/receivable from related mortgage funds and manager

From time to time, in the normal course of business operations, the company may have payables to and/or receivables from related parties. At December 31, 2025, the payable to related party balance of approximately $64 thousand consisted of accounts payable of approximately $62 thousand to the manager and $2 thousand to a related mortgage fund.

At December 31, 2024, the payable to related parties balance of approximately $93 thousand consisted exclusively of accounts payable to the manager.

- Loan transactions with related parties

In the ordinary course of business, performing loans may be transferred by executed assignment, in-part or in-full, between the RMC managed mortgage funds at par value, which approximates market value.

No loans were transferred to or from related mortgage funds in 2025 and 2024.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2025 and 2024

- Promissory notes with related parties

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

The company’s loans are secured generally by real estate in coastal California metropolitan areas. The portfolio segments are first and second trust deeds mortgages and the key credit quality indicator is the LTV. First mortgages are predominant, but second lien deeds of trust are not infrequent nor insignificant. First-mortgage loans comprised 86% of the portfolio at December 31, 2025 (88% at December 31, 2024).

Secured loans unpaid principal balance (principal)

Secured loan transactions for 2025 and 2024 are summarized in the following table ($ in thousands).

	2025			2024
	Total	First Trust Deeds	Second Trust Deeds	Total	First Trust Deeds	Second Trust Deeds
Principal, beginning of period	$53,475	$46,945	$6,530	$62,916	$52,263	$10,653
Loans funded	40,307	32,186	8,121	42,389	41,101	1,288
Principal collected(1)	(35,619)	(29,343)	(6,276)	(46,747)	(41,336)	(5,411)
Loans transferred to held for sale	—	—	—	(1,065)	(1,065)	—
Loans sold to non-affiliate	—	—	—	(4,018)	(4,018)	—
Principal, end of period	$58,163	$49,788	$8,375	$53,475	$46,945	$6,530

(1)
For 2025, includes principal collected and held in trust at December 31, 2025 of $0 offset by principal collected and held in trust at December 31, 2024 of approximately $1 thousand which was disbursed to the company in January 2025.

In 2025 and 2024, the company renewed four and eight maturing (or matured) loans, respectively, with aggregate principal of approximately $4.6 million and $19.5 million, respectively, which are not included in the activity shown in the table above. The loans have an average extension period of approximately 14 months and seven months in 2025 and 2024, respectively, and were current and deemed well collateralized (i.e., the current LTV for the collateral was within lending guidelines as discussed in Note 2 to these financial statements). Interest rates charged to borrowers may be adjusted in conjunction with the loan extensions to reflect current market conditions (in 2025, one extension included a rate increase).

In 2025, one loan – classified as loan held-for-sale – with principal of approximately $1.1 million was sold to an unaffiliated third party at a gain of approximately $8 thousand, net of a commission. In 2024, four loans with principal of approximately $4.0 million were sold to an unaffiliated third party. The company recognized a gain of approximately $24 thousand, net of a commission.

As of December 31, 2025, there were no commitments to lend outstanding and no construction or rehabilitation loans outstanding. In 2025 and 2024, the company collected post-maturity and default interest of $205 thousand and $552 thousand, respectively, with respect to multiple loans, which amounts were above the interest rates on the related notes.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2025 and 2024

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	December 31,	December 31,
	2025	2024
Number of secured loans	36	36
First trust deeds	30	27
Second trust deeds	6	9

Secured loans – principal	$58,163	$53,475
First trust deeds	$49,788	$46,945
Second trust deeds	$8,375	$6,530

Secured loans – lowest interest rate (fixed)	7.8%	7.8%
Secured loans – highest interest rate (fixed)	12.8%	12.5%

Average secured loan – principal	$1,616	$1,485
Average principal as percent of total principal	2.8%	2.8%
Average principal as percent of members’ and manager’s capital, net	2.6%	2.3%
Average principal as percent of total assets	2.7%	2.2%

Largest secured loan – principal	$7,400	$8,106
Largest principal as percent of total principal	12.7%	15.2%
Largest principal as percent of members’ and manager’s capital, net	12.0%	12.4%
Largest principal as percent of total assets	12.5%	12.1%

Smallest secured loan – principal	$194	$185
Smallest principal as percent of total principal	0.3%	0.3%
Smallest principal as percent of members’ and manager’s capital, net	0.3%	0.3%
Smallest principal as percent of total assets	0.3%	0.3%

California counties where security is located	12	13
Largest percentage of principal in one California county	26.6%	19.7%

Secured loans with filed notice of default	1	—
Secured loans in foreclosure – principal	$955	$—

Secured loans with prepaid interest	—	1
Prepaid interest	$—	$11

As of December 31, 2025, 25 loans with principal of approximately $49.4 million provide for monthly payments of interest only, with the principal due at maturity, and 11 loans with principal of approximately $8.8 million (representing 15% of the aggregate principal of the company’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal due at maturity.

As of December 31, 2025, RMI IX’s largest loan with principal of $7.4 million, has an LTV at origination (OLTV) of 59%, and is in first lien position. The loan is secured by an industrial property located in San Diego County, California with an interest at 12.50% and matured on March 1, 2026. The loan was delinquent one monthly payment (due December 1, 2025) at December 31, 2025. In 2026, the borrower remitted the December 1, 2025 payment and is pursuing refinancing with other lenders.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2025 and 2024

As of December 31, 2025, there were six loans in second lien position. The aggregate principal of these loans was approximately $8.4 million and the weighted average OLTV was 56.96%. Of the six loans, three were delinquent as of December 31, 2025. One of the three delinquent loans has principal outstanding of $625 thousand (OLTV 75%), is secured by a multi-family property located in Los Angeles County, bears interest at a rate of 11.75% and matured on August 1, 2025. The second delinquent loan has principal outstanding of $600 thousand (OLTV 71%), is secured by a multi-family property located in Los Angeles County, bears interest at a rate of 8.99% and matured on April 1, 2025. The third delinquent loan has principal outstanding of $1.3 million (OLTV 69%), is secured by an office property located in Los Angeles County, bears interest at a rate of 12.75% and matured on December 1, 2025.

Lien position/OLTV

At funding, secured loans had the lien positions in the following table ($ in thousands).

	December 31, 2025			December 31, 2024
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	30	$49,788	86%	27	$46,945	88%
Second trust deeds	6	8,375	14	9	6,530	12
Total principal, secured loans	36	58,163	100%	36	53,475	100%
Liens due other lenders at loan closing		21,055			19,442
Total debt		$79,218			$72,917
Appraised property value at loan closing		$147,542			$132,521
OLTV (weighted average)		55.7%			58.9%

At the time a loan is funded, the LTV is such that the protective equity in the collateral securing the loan is sufficient to preclude any expected credit losses unless there is a forward period adverse event that is uninsured and/or there are market conditions so adverse (and are other-than-temporary) that the protective equity is reduced to an amount not sufficient to recover the principal owed.

Secured loans, principal by OLTV and lien position at December 31, 2025 are presented in the following table ($ in thousands).

	Secured loans, principal
LTV(2)	First trust deeds	Percent	Count	Second trust deeds	Percent	Count	Total principal	Percent
<40%	$1,847	3.2%	6	$1,100	1.9%	1	$2,947	5.1%
40-49%	7,225	12.4	3	—	0.0	0	7,225	12.4
50-59%	15,066	25.9	7	4,800	8.3	2	19,866	34.2
60-69%	21,625	37.2	10	1,250	2.1	1	22,875	39.3
Subtotal <70%	45,763	78.7	26	7,150	12.3	4	52,913	91.0

70-79%	4,025	6.9	4	1,225	2.1	2	5,250	9.0
Subtotal <80%	49,788	85.6	30	8,375	14.4	6	58,163	100.0

≥80%	—	0.0	—	—	0.0	—	—	0.0

Total	$49,788	85.6%	30	$8,375	14.4%	6	$58,163	100.0%

(2)
LTV classifications in the table above are based on principal, advances and interest unpaid at December 31, 2025.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2025 and 2024

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	December 31, 2025			December 31, 2024
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(3)	8	$9,369	16%	15	$15,081	28%
Commercial
Office	4	6,908	12	3	5,725	11
Retail	6	6,921	12	3	2,512	5
Industrial	4	11,024	18	5	10,463	20
Commercial – Other	6	14,899	26	5	14,972	27
Commercial Total	20	39,752	68	16	33,672	63
Multi-family	8	9,042	16	5	4,722	9
Total principal, secured loans	36	$58,163	100%	36	$53,475	100%

(3)
Single family includes one to four unit residential buildings, condominium units, townhouses and condominium complexes. At December 31, 2025, single family consisted of four loans with aggregate principal of approximately $6.0 million that are owner occupied and four loans with principal of $3.4 million that are non-owner occupied. At December 31, 2024, single family consisted of eight loans with an aggregate principal of approximately $7.3 million that are owner occupied and seven loans with an aggregate principal of approximately $7.7 million that are non-owner occupied.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2025 and 2024

Distribution of secured loans - principal by California counties

The distribution of secured loans within California by counties is presented in the following table ($ in thousands).

	December 31, 2025		December 31, 2024
	Principal	Percent	Principal	Percent
San Francisco Bay Area(4)
San Francisco	$7,863	13.5%	$8,377	15.7%
San Mateo	5,455	9.4	8,305	15.5
Santa Clara	4,733	8.1	10,074	18.8
Alameda	6,821	11.7	2,021	3.8
Contra Costa	319	0.6	1,220	2.3
Napa	632	1.1	636	1.2
Solano	—	0.0	185	0.3
Marin	400	0.7	400	0.8
	26,223	45.1	31,218	58.4
Other Northern California
Butte	—	0.0	1,203	2.2
Santa Cruz	1,410	2.4	—	0.0
	1,410	2.4	1,203	2.2
Northern California total	27,633	47.5	32,421	60.6

Southern California Coastal
Los Angeles	15,448	26.6	10,533	19.7
Orange	—	0.0	1,675	3.1
San Diego	8,141	14.0	6,946	13.0
	23,589	40.6	19,154	35.8
Other Southern California
Riverside	2,025	3.5	1,900	3.6
San Luis Obispo	4,675	8.0	—	0.0
	6,700	11.5	1,900	3.6
Southern California total	30,289	52.1	21,054	39.4
California total	57,922	99.6	53,475	100.0
Illinois(5)	241	0.4	—	0.0
Total principal, secured loans	$58,163	100.0%	$53,475	100.0%

(4)
Includes Silicon Valley.
(5)
The loan with collateral in Illinois is the balance remaining from a loan with principal at funding of $2.9 million that was secured by a multi-family property in San Francisco County.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2025 and 2024

Scheduled maturities/Secured loans - principal

Secured loans scheduled to mature in periods as of and after December 31, 2025 are presented in the following table ($ in thousands).

	First Trust Deeds		Second Trust Deeds		Total
	Loans	Principal	Loans	Principal	Loans	Principal	Percent
2026	7	$14,498	—	$—	7	$14,498	25%
2027	9	16,916	2	3,125	11	20,041	35
2028	3	1,984	1	2,775	4	4,759	8
2029	2	5,241	—	—	2	5,241	9
2030	3	3,035	—	—	3	3,035	5
Thereafter	2	588	—	—	2	588	1
Total scheduled maturities	26	42,262	3	5,900	29	48,162	83
Matured(6)(7)	4	7,526	3	2,475	7	10,001	17
Total principal, secured loans	30	$49,788	6	$8,375	36	$58,163	100%

(6)
See Delinquency/Secured loans with payments in arrears below for additional information on matured loans.
(7)
A matured loan with principal of $4.7 million (past due 180 or more days at December 31, 2025) had a forbearance agreement dated October 31, 2025, that provided for payment (received in October 2025) that was applied to the amounts owed of $973 thousand of which approximately $191 thousand was to principal, approximately $671 thousand was to interest (including interest for October 2025), and final payment in full by the borrower by January 15, 2026, on which the borrower defaulted. On March 31, 2026, the borrower and the company entered into an agreement (the “2026 agreement”), pursuant to which the borrower agreed to a payment plan consisting of ten (10) weekly payments of $20 thousand (commencing March 31, 2026 to June 2, 2026) and payment in full of the note balance on or before June 17, 2026

Scheduled maturities are presented based on the most recent in-effect agreement with the borrower, including forbearance agreements, if any. As a result, matured loans at December 31, 2025, for the scheduled maturities table above may differ from the same captions in the tables of delinquencies and payment in arrears presented below that do not consider forbearance agreements. For matured loans, the company may continue to accept payments while pursuing collection of principal or while negotiating an extension of the maturity date. Loans are written without a prepayment penalty causing an uncertainty/a lack of predictability as to the expected duration versus the scheduled maturity.

One loan included above with principal of $5.3 million ($9.1 million at funding) at December 31, 2025 has payment terms that provide for principal reductions upon the sale of the office condominiums. Sales commenced in 2024 resulting in principal reduction of $2.8 million and $1.0 million for 2025 and 2024, respectively. The maturity table above does not reflect these periodic principal payments, which will result in an acceleration of the payoff of the loan as or if they continue to occur. Another loan included above with principal of $3.6 million ($4.6 million at funding) at December 31, 2025 has payment terms that provide for principal reductions upon the sale of individual tenants in common (TIC) units. Sales commenced in 2025 resulting in principal reduction of $1.0 million in 2025. The maturity table above does not reflect these periodic principal payments, which will result in an acceleration of the payoff of the loan as or if they continue to occur.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2025 and 2024

Delinquency/Secured loans

Secured loans summarized by payment-delinquency status are presented in the following table ($ in thousands).

	December 31, 2025		December 31, 2024
	Loans	Principal	Loans	Principal
Current	25	$36,688	30	$42,309
Past Due
30-89 days	3	11,450	3	4,476
90-179 days	3	2,114	—	—
180 or more days(8)(9)(10)	5	7,911	3	6,690
Total past due	11	21,475	6	11,166
Total principal, secured loans	36	$58,163	36	$53,475

(8)
See Delinquency/Secured loans with payments in arrears below for additional information on matured loans.
(9)
A loan (principal of $955 thousand past due 365 days at December 31, 2025) had forced place insurance and was delinquent on property taxes. The collateral was acquired by foreclosure sale (and possession of the property was taken) in January 2026.
(10)
A matured loan with principal of $4.7 million (past due 180 or more days at December 31, 2025) had a forbearance agreement dated October 31, 2025, that provided for payment (received in October 2025) that was applied to the amounts owed of $973 thousand of which approximately $191 thousand was to principal, approximately $671 thousand was to interest (including interest for October 2025), and final payment in full by the borrower by January 15, 2026, on which the borrower defaulted. Subsequent to December 31, 2025, pursuant to the 2026 agreement the borrower agreed to a payment plan consisting of ten (10) weekly payments of $20 thousand (commencing March 31 to June 2, 2026) and payment in full of the note balance on or before June 17, 2026.

Eight of the eleven loans past due at December 31, 2025 were in first lien position and had principal payments in arrears of approximately $7.5 million. The remaining three loans past due at December 31, 2025 were in second lien position and had principal payments in arrears of approximately $2.5 thousand.

At December 31, 2025 and December 31, 2024, there were two loans and one loan with forbearance agreements in effect with principal of $5.7 million and $990 thousand, respectively, included in the table above as 180 or more days delinquent.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2025 and 2024

Delinquency/Secured loans with payments in arrears

Secured loans with payments in arrears (eleven loans), principal by OLTV and lien position at December 31, 2025 are presented in the following table ($ in thousands).

	Secured loans with payments in arrears, principal
LTV(11)	First trust deeds	Percent(12)	Second trust deeds	Percent(12)	Total principal	Percent(12)
<40%	$319	0.5%	$—	0.0%	$319	0.5%
40-49%	—	0.0	—	0.0	—	0.0
50-59%	—	0.0	—	0.0	—	0.0
60-69%	16,103	27.8	1,250	2.1	17,353	29.9
Subtotal <70%	16,422	28.3	1,250	2.1	17,672	30.4

70-79%	2,578	4.4	1,225	2.1	3,803	6.5
Subtotal <80%	19,000	32.7	2,475	4.2	21,475	36.9

≥80%	—	0.0	—	0.0	—	0.0

Total	$19,000	32.7%	$2,475	4.2%	$21,475	36.9%

(11)
LTV classifications in the table above are based on principal, advances and interest unpaid at December 31, 2025.
(12)
Percent of total principal of secured loans (totaling $58.2 million) at December 31, 2025.

Payments in arrears for secured loans at December 31, 2025 are presented in the following tables ($ in thousands).

	Loans		Principal		Interest(13)
At December 31, 2025	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	1	2	$1,250	$—	$—	$124	$1,374
90-179 days (4-6 payments)	2	1	1,795	1	—	7	1,803
180 or more days (more than 6 payments)(14)(15)	4	1	6,956	10	145	81	7,192
Total past due	7	4	$10,001	$11	$145	$212	$10,369

(13)
December 2025 interest is due January 1, 2026 and is not included in the payments in arrears at December 31, 2025.
(14)
A matured loan past due 180 or more days with principal of $4.7 million has a forbearance agreement dated October 31, 2025, that provided for a payment (received in October 2025) that was applied to the amounts owed of $973 thousand of which approximately $191 thousand was to principal, approximately $671 thousand was to interest (including interest for October 2025), and the remainder to advances and late fees and for final payment in full by January 15, 2026, on which the borrower defaulted. Subsequent to December 31, 2025, pursuant to the 2026 agreement the borrower agreed to a payment plan consisting of ten (10) weekly payments of $20 thousand (commencing March 31 to June 2, 2026) and payment in full of the note balance on or before June 17, 2026.
(15)
A loan (principal of $955 thousand past due 180 or more days) had forced place insurance and was delinquent on property taxes. The collateral was acquired by foreclosure sale (and possession of the property was taken) in January 2026.

One loan included above as delinquent on monthly payments, with principal of approximately $319 thousand, was paid off in full in the first quarter of 2026. Another loan included above as delinquent on monthly payments, with principal of $2.8 million, became current in the first quarter of 2026.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2025 and 2024

Matured loans, principal by OLTV and lien position at December 31, 2025 are presented in the following table ($ in thousands).

	Secured loans past maturity, principal
LTV(16)	First trust deeds	Percent(17)	Second trust deeds	Percent(17)	Total principal	Percent(17)
<70%	$5,903	10.1	$1,250	2.1	$7,153	12.2

70-79%	1,623	2.8	1,225	2.1	2,848	4.9
Subtotal <80%	7,526	12.9	2,475	4.2	10,001	17.1

≥80%	—	0.0	—	0.0	—	0.0

Total	$7,526	12.9%	$2,475	4.2%	$10,001	17.1%

(16)
LTV classifications in the table above are based on principal, advances and interest unpaid at December 31, 2025.
(17)
Percent of total principal of secured loans (totaling $58.2 million) at December 31, 2025.

The matured loans are managed and evaluated individually by the manager. The administration (including loss mitigation/collection) of the loan is undertaken with consideration of the protective equity associated with the loan with consideration of market risk, property type and an assessment of the borrower’s capacity and intent to perform in compliance with the contractual terms of the note and the deed of trust. Accordingly, collateral fair values are generally updated based on appraisals and/or from internal valuation sources every three to twelve months, either by obtaining a new appraisal or by performing an internal analysis, with consideration of both borrower, property type, and market specific factors, which may result in obtaining appraisal updates or broker price opinions at more frequent intervals.

•
In Palo Alto, a loan (first lien) with principal of $4.7 million matured October 2023 and had only the principal owing at October 31, 2025. The borrower has not made payments subsequently, and the loan balance at December 31, 2025, was $4.8 million. Property taxes owed at December 31, 2025 approximate $195 thousand. The collateral is land and a vacant office building that appraised for $6.2 million in October 2025.
•
In San Francisco, a loan (first lien) with principal of $990 thousand matured in December 2025 and had a loan balance of $1.1 million at December 31, 2025. The collateral is a three-unit mixed use building that appraised for $1.2 million in September 2025. The loan had payments in arrears of 180 or more days. Property taxes owed at December 31, 2025 approximate $81 thousand.
•
In Livermore, a loan (first lien) with principal of $1.2 million matured in October 2025. The borrower is making monthly payments. The collateral is a commercial condominium that appraised for $1.8 million in August 2022.
•
In Napa, a loan (first lien) with principal of $633 thousand matured in December 2024 and had a loan balance of $684 thousand at December 31, 2025. The collateral is a single-family residence that appraised for $970 thousand in December 2025. The borrower is 180 or more days delinquent on monthly payments.
•
In Los Angeles, a loan (second lien) with principal of $1.3 million matured in December 2025. The borrower is making monthly payments. The collateral is an office building that appraised for $8.1 million in August 2025, with senior debt of $4.4 million at origination of the RMI IX loan in August 2025.
•
In Los Angeles, a loan (second lien) with principal of $625 thousand matured in August 2025. The borrower is making monthly payments. The collateral is a multi-family building that appraised for $4.8 million in May 2023, with senior debt of $2.9 million as of March 2025.
•
In Los Angeles, a loan (second lien) with principal of $600 thousand matured in April 2025. The borrower is making monthly payments. The collateral is a multi-family building that appraised for $6.2 million in October 2019, with senior debt of $3.8 million at origination of the loan in March 2020.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2025 and 2024

Non-accrual status/Secured loans

Secured loans in non-accrual status are summarized in the following table ($ in thousands).

	December 31, 2025	December 31, 2024
Number of loans(18)	4	3
Principal	$7,311	$6,887
Advances	63	23
Accrued interest(19)	112	316
Total recorded investment	$7,486	$7,226
Foregone interest	$170	$116

(18)
A matured loan in non-accrual status past due 180 or more days with principal of $4.7 million had a forbearance agreement dated October 31, 2025, that provided for a payment (received in October 2025) that was applied to the amounts owed of $973 thousand of which approximately $191 thousand was to principal, approximately $671 thousand was to interest (including interest for October 2025), and the remainder to advances and late fees, and for final payment in full by January 15, 2026, on which the borrower defaulted. Subsequent to December 31, 2025, pursuant to the 2026 agreement the borrower agreed to a payment plan consisting of ten (10) weekly payments of $20 thousand (commencing March 31, 2026 to June 2, 2026) and payment in full of the note balance on or before June 17, 2026. Principal, advances and interest for this loan in the above table are $4.7 million, $0 and $61 thousand at year-end 2025 and $4.9 million, $8 thousand and $351 thousand at year-end 2024, respectively.
(19)
Accrued interest in the table above is the amount of interest accrued prior to the loan being placed on non-accrual status, net of any payments received while in non-accrual status. Interest income of $546 thousand and $430 thousand was recognized for loans in non-accrual status in 2025 and 2024, respectively.

Provision/allowance for credit losses

Activity in the allowance for credit losses for the years ended December 31 are presented in the following table ($ in thousands).

	2025			2024
	Principal and Advances	Interest	Total	Principal and Advances	Interest	Total
Balance, January 1	$150	$60	$210	$60	$60	$120
Reclassification	60	(60)	—	—	—	—
Provision for credit losses	335	—	335	90	—	90
Charge-offs	—	—	—	—	—	—
Balance, December 31	$545	$—	$545	$150	$60	$210

Each secured loan is reviewed quarterly for its delinquency, LTV adjusted for the most recent valuation of the underlying collateral, remaining term to maturity, borrower’s payment history and other factors. The increase in the provision for credit losses in 2025 compared to the same period in 2024 is due to a decrease in the expected net proceeds to the company – for two collateral-dependent loans – upon foreclosure and subsequent sale of the underlying collateral, due to a decline in the fair value of the collateral and/or an increase in the amount of the senior debt and claims (e.g., delinquent property taxes).

Secured loans count, principal and weighted average OLTV at December 31, 2025 and the projected year-end count, principal and weighted average OLTV based on contractual maturities (by lien position) are presented in the following table ($ in thousands).

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2025 and 2024

				First Trust Deeds			Second Trust Deeds
	Loans	Principal	OLTV	Loans	Principal	OLTV	Loans	Principal	OLTV
December 31, 2025	36	$58,163	55.7%	30	$49,788	55.5%	6	$8,375	57.0%

December 31,
2026	22	33,664	52.1	19	27,764	52.4	3	5,900	51.1
2027	11	13,623	54.0	10	10,848	52.5	1	2,775	59.7
2028	7	8,864	52.4	7	8,864	52.4	—	—	0.0
2029	5	3,623	46.2	5	3,623	46.2	—	—	0.0
2030	2	588	23.0	2	588	23.0	—	—	0.0
2033	1	194	32.9	1	194	32.9	—	—	0.0
2035	—	—	0.0	—	—	0.0	—	—	0.0

The above analysis does not include any forward period extensions, renewals or modifications that the company may undertake at its sole and unconditional discretion, which could extend the contractual maturities. In the event a loan does not pay-off at or before the contractual maturity date, the company may continue to accept payments while pursuing collection of principal or while negotiating an extension of the maturity date.

One loan included above with principal of $5.3 million ($9.1 million at funding) at December 31, 2025, has payment terms that provide for principal reductions upon the sale of the office condominiums. Sales commenced in 2024 resulting in principal reduction of $2.8 million and $1.0 million for 2025 and 2024, respectively. The maturity table above does not reflect these periodic principal payments, which will result in an acceleration of the payoff of the loan as or if they continue to occur. Another loan included above with principal of $3.6 million ($4.6 million at funding) at December 31, 2025 has payment terms that provide for principal reductions upon the sale of individual tenants in common (TIC) units. Sales commenced in 2025 resulting in principal reduction of $1.0 million in 2025. The maturity table above does not reflect these periodic principal payments, which will result in an acceleration of the payoff of the loan as or if they continue to occur.

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

December 31, 2025 and 2024

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

NOTE 5 – LINE OF CREDIT

Activity involving the line of credit in 2025 and 2024 is presented in the following table ($ in thousands).

	2025	2024
Balance, January 1	$4,000	$2,153
Advances	2,000	23,250
Repayments	(6,000)	(21,403)
Balance, December 31	$—	$4,000
Line of credit – average daily balance	$244	$6,937

On March 11, 2026, RMI IX entered into a Third Modification Agreement (“the 2026 modification agreement”) with Western Alliance Bank (“WAB”), which extended the company’s revolving line of credit under the Business Loan Agreement between WAB and the company entered into in March 2020, as amended by the First Loan Modification Agreement effective March 4, 2022 and the Second Loan Modification Agreement, effective March 13, 2024 (as so extended and amended, the “credit agreement”). Advances on the line of credit are to be used exclusively to fund secured loans.

Under the terms of the credit agreement, RMI IX can borrow up to a maximum principal of $10 million pursuant to a line of credit subject to a borrowing base calculation set forth in the credit agreement and the amounts advanced are secured by a first priority security interest in the notes and deeds of trust of the pledged loans in the borrowing base. At December 31, 2025 and December 31, 2024, aggregate principal of pledged loans was approximately $6.9 million and $18.3 million, respectively, with a maximum allowed advance thereon of approximately $10 million, subject to the borrowing base calculation. The maturity date of the credit agreement, as extended by the 2026 modification agreement, is March 13, 2028. Interest on the outstanding principal is payable monthly and accrues at the annual rate that is the greater of: (i) the one-month Term SOFR Reference Rate (‘Term SOFR’) plus three and one-half percent (3.5%) and (ii) six percent (6.0%). Term SOFR is published for loans in United States dollars by CME Group Benchmark Administration Limited and is obtained from Bloomberg Financial Services Systems with the code TSFR1M or, if no longer available, any similar or successor publication selected by WAB. At December 31, 2025, there were no amounts outstanding under the credit agreement.

REDWOOD MORTGAGE INVESTORS IX, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2025 and 2024

The credit agreement provides for customary financial and borrowing base reporting by the company to the bank and specifies that the company shall maintain (i) minimum tangible net worth of $50 million, net of amounts due from related companies; (ii) debt service coverage ratio at all times of not less than 2.00 to 1.00; (iii) liquid assets (excluding restricted cash or cash pledged to persons other than WAB) of at least $1.0 million measured on a quarterly basis; and (iv) loan payment delinquency of less than ten percent (10.0%) at calendar quarter-end, calculated as the principal of loans with payments over 61-days past due as determined by the bank’s guidance, less loan loss allowances, divided by total principal of the company’s loans. The credit agreement provides that in the event the credit payment delinquency rate exceeds 10.0% for two consecutive quarters or exceeds 20% as of the end of any quarter, the bank will cease to make any further advances until the company is compliant with the covenant but agrees not to accelerate repayment of the loan as long as no event of default (as defined in the credit agreement) has occurred, provided that WAB reserves the right to accelerate repayment of the loans upon the occurrence of any additional event of default under the credit agreement. At December 31, 2025, the loan payment delinquency – as determined by the terms of the credit agreement – was 4.04%.

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

For each calendar quarter during which the aggregate average daily outstanding principal is less than fifty percent (50%) of the maximum credit amount of $10 million, there is a quarterly unused line fee equal to one-half of one percent (0.50%) per annum of the average daily difference between the average principal outstanding and fifty percent (50%) of the maximum credit amount of $10 million. For 2025 and 2024, the unused line fee expense was $24 thousand and $4 thousand, respectively.

As of December 31, 2024, the fair value of the balance on the line of credit is deemed to approximate the recorded amount as the interest rate and the other terms and conditions, including the two-year term, of the credit agreement as then in effect was reflective of market rate terms (Level 2 inputs).

The debt issuance costs of approximately $66 thousand from the credit agreement, as in effect on December 31, 2025, are being amortized on a straight line basis over the two-year term. Amortized debt issuance costs included in interest expense approximated $33 thousand and $32 thousand for 2025 and 2024, respectively.

The credit agreement contains customary events of default for facilities of its type. The company was in compliance with all covenants under the credit agreement at December 31, 2025. At March 31, 2026, the company’s loan portfolio had a loan delinquency rate of 23.57% which exceeded the 20% maximum loan delinquency rate allowed under credit agreement. As the company was not in compliance with this covenant, it could not access the credit agreement for any borrowings as of March 31, 2026.

Amounts borrowed under the revolving credit facility may be converted to a two-year term loan at the election of the company upon the expiration of the commitment term, subject to certain conditions, with monthly installments of principal and interest payable in an amount sufficient to fully amortize the outstanding principal balance over a 120-month period and interest at the related note rate. In addition, quarterly installment payments of principal would be due after a specified date.

NOTE 6 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

Commitments

Note 3 (Manager and Other Related Parties) presents a detailed discussion of the company’s contractual obligations to RMC and scheduled redemptions of members’ capital at December 31, 2025.

Legal proceedings and government proceedings

As of December 31, 2025, the company was not involved in any legal proceedings or governmental proceedings other than those that would be considered part of the normal course of business as discussed below and no such legal proceedings were terminated by the year ended 2025.

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

December 31, 2025 and 2024

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

NOTE 8 – SUBSEQUENT EVENTS

The manager evaluated events subsequent to December 31, 2025 and determined that there were no events or transactions occurring during this reporting period other than those disclosed in Note 4 – Loans and Note 5 – Line of Credit that require recognition or disclosure in the financial statements.

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

RMC, as the manager, carried out an evaluation, with the participation of RMC’s President (acting as principal executive officer/principal financial officer) of the effectiveness of the design and operation of the manager's controls and procedures over financial reporting and disclosure (as defined in Rule 13a-15 of the Exchange Act) as of and for the period covered by this report and through the date this report is filed. Based upon that evaluation, RMC’s principal executive officer/principal financial officer concluded, as of the end of such period, that the manager’s disclosure controls and procedures were effective.

Manager’s Report on Internal Control over Financial Reporting

RMC, as the manager, is responsible for establishing and maintaining adequate internal control over financial reporting; as such term is defined in the Exchange Act Rule 13a-15(f). The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. RMC, with the participation of RMC’s principal executive officer/principal financial officer, assessed the effectiveness of the manager’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on those criteria, management concluded that its internal control over financial reporting was effective as of December 31, 2025.

Remediation of Material Weaknesses

As reported in Part II, Item 9A of our 2024 Annual Report, RMC had not engaged professional staff sufficient to timely obtain refreshed collateral values and did not appropriately develop accounting policies, and design and implement internal controls at a sufficient level of precision around the estimate of current expected future credit losses (“CECL”). As a result, the Company’s evaluation of expected future credit losses, including determination of the current fair value of certain real properties collateralized against respective loans, was not prepared or reviewed in a timely manner.

As part of the previously disclosed remediation plan, RMC continued efforts to design and implement effective internal control measures, which included hiring additional personnel and operationalizing and documenting certain processes related to the implementation of the current expected credit loss model. Management completed implementation of all of the remedial measures outlined in the remediation plan as of the end of the first quarter of fiscal 2025 and tested the applicable controls during the last three quarters of the year ended December 31, 2025, and has concluded that the material weakness has been remediated as of December 31, 2025.

Changes to Internal Control Over Financial Reporting

Except for the actions taken under the remediation plan described above, there have not been any changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the manager’s or company’s internal control over financial reporting.

Item 9B – Other Information

None.

The company is externally managed by RMC and has no officers or directors of its own and, thus, the company has no Rule 10b5-1 plan or other trading arrangements. There was no adoption, modification or termination of any Rule 10b5-1 plan or other trading arrangements by directors and officers of RMC during the quarter ended December 31, 2025.

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

Officers and Directors of RMC

Michael R. Burwell. Michael R. Burwell, age 69, President, Secretary/Treasurer and Director, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-2009); President, Director, Chief Financial Officer and Secretary of Gymno Corporation (1986-September 2011) and, the manager of Gymno LLC, the entity into which Gymno Corporation was converted (September 2011- June 30, 2015); President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-September 2011); past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986). Mr. Burwell is licensed as a real estate sales person. Mr. Burwell was a general partner of each of the RMI, RMI II, RMI III, RMI IV, RMI V, RMI VI, and RMI VII limited partnerships. Mr. Burwell is a general partner of RMI VIII limited partnership. Mr. Burwell attended the University of California, at Davis from 1975-1979, playing NCAA soccer for three seasons. Michael R. Burwell is the brother of Thomas R. Burwell.

Lorene A. Randich. Lorene A. Randich, age 68, has served as a Director of Redwood Mortgage Corp. since November 2011. Ms. Randich joined Redwood Mortgage Corp. in 1991 and retired on December 31, 2020 as Executive Vice President of Lending Operations. Ms. Randich held the real estate broker’s license of record for Redwood Mortgage Corp. from November 2011 through the third quarter of 2019. Ms. Randich has been a licensed real estate broker since 1996. She is a member of the National Association of Mortgage Brokers, the California Mortgage Bankers Association, the California Association of Mortgage Professionals (past Board Member–San Francisco/Peninsula Chapter) and the California Mortgage Association (Board Member and immediate past Education Committee Chair). Ms. Randich received a BA from the University of California at Berkeley in 1980. In addition to Ms. Randich’s service on the company Board of Directors, Ms. Randich continues her association with Redwood Mortgage Corp. as a Broker-Associate. Ms. Randich also offers mortgage industry consulting services through her firm, Bay Laurel Financial.

Thomas R. Burwell. Thomas R. Burwell, age 58, joined Redwood Mortgage Corp. in 2007 and has served as Marketing and Sales Director since 2012; Loan Officer-Builder Division Wells Fargo Bank, N.A (Westwood, CA 2005-2007); Loan Officer, Wells Fargo Bank, N.A. (Beverly Hills 2004-2005); Loan Officer Wells Fargo Bank, N.A. (New York, NY 2002-2004). Mr. Burwell is a member of the Financial Planning Association, San Francisco, CA. Mr. Burwell received a BA from the University of California at Davis in 1990. Mr. Burwell is a former ATP (Association of Tennis Professionals) world tour professional and was a NCAA Team and Individual Finalist, Team Captain, (Three-time) All-American, #1 Singles and #1 Doubles Player for University of California at Davis. Thomas R. Burwell is the brother of Michael R. Burwell.

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

See Note 3 (Manager and Other Related Parties) to the financial statements included in Part II, Item 8 of this report which presents detail as to amounts received by the manager from the company in 2025 and 2024, including brokerage commissions related to loan originations, which presentation is incorporated herein by reference.

Outstanding Equity Awards at Fiscal Year-End

Since the company has no, and never had, named employees, there are no unexercised options for any named employees nor are there units of membership interest that have not vested or equity incentive plan awards for named employees outstanding currently or as of December 31, 2025. The company has not awarded RMC – nor any RMC employee, officer, or director – any options, units of membership interest that has not vested or equity incentive plan awards.

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

The company is managed externally and does not have any directors, including the equivalent of independent directors, or employees. Since the company has no board of directors or employees, there is no separately designated compensation, nominating or audit committee, except that the Board of Directors of RMC acts as the Audit Committee of RMI IX. In 2025 and 2024, there were no transactions with RMC or any other arguably related parties involving the lesser of $120,000 or 1% of total assets (other than payments to RMC as discussed herein). Note 3 (Manager and Other Related Parties) to the financial statements included in Part II, Item 8 of this report presents detail as to amounts received by the manager in 2025 and 2024, which is incorporated by reference herein.

Item 14 – Principal Accountant Fees and Services

Fees for services performed for the company by the principal accountant for 2025 and 2024 are as follows:

Audit Fees. The aggregate fees during 2025 and 2024 for professional services rendered for the audit of the company’s annual financial statements included in the company’s Annual Report on Form 10-K, review of financial statements included in the company’s Quarterly Reports on Form 10-Q and for services provided in connection with regulatory filings were approximately $586 thousand and $669 thousand, respectively.

Audit Related Fees. There were no fees billed for audit related services by the principal accountants during 2025 and 2024.

Tax fees. There were no fees billed for professional services rendered by the principal accountants during 2025 and 2024 for tax compliance, tax advice, and tax planning.

All Other Fees. There were no other fees billed for any other products and services provided by the principal accountants during 2025 and 2024.

The company is managed externally and does not have an audit committee. All audit and non-audit services are approved by the manager’s board of directors acting as the Audit Committee of RMI IX.

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

10.9

First Loan Modification Agreement dated as of March 4, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2022 (File No. 000-55601))

10.10

Second Loan Modification Agreement, dated as of March 13, 2024 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2024 (File No. 000-55601))

10.11

Third Loan Modification Agreement, dated as of March 11, 2026 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2026 (File No. 000-55601))

14.1

Code of Ethics (incorporated herein by reference to Exhibit 14.1 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 31, 2023 (File No. 000-55601))

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

Item 16 – Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of April, 2026.

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

By:	Redwood Mortgage Corp., Manager

	By:	/s/ Michael R. Burwell
	Name:	Michael R. Burwell
	Title:	President, Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 14th day of April, 2026.

Signature	Title

/s/ Michael R. Burwell	President, Secretary/Treasurer Redwood Mortgage Corp.
Michael R. Burwell	(Principal Executive, Financial and Accounting Officer); Director of Redwood Mortgage Corp.

/s/ Lorene A. Randich	Director of Redwood Mortgage Corp.
Lorene A. Randich

/s/ Thomas R. Burwell	Director of Redwood Mortgage Corp.
Thomas R. Burwell