Form 10-Q
period 2026-03-31
Redwood Mortgage Investors IX
filed 2026-05-20
CIK 1448038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

2

REDWOOD MORTGAGE INVESTORS IX, LLC

3

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC

Balance Sheets

March 31, 2026 and December 31, 2025 (unaudited)

($ in thousands)

	March 31,	December 31,
ASSETS	2026	2025
Cash, in banks	$1,005	$562
Loan payments in trust	3	28
Loans
Principal	58,100	58,163
Advances	152	81
Accrued interest	858	615
Loan balances secured by deeds of trust	59,110	58,859
Allowance for credit losses	(250)	(545)
Loan balances secured by deeds of trust, net	58,860	58,314
Real Estate Owned (REO)	784	—
Debt issuance costs, net	68	8
Prepaid expenses	36	—
Other receivable	12	228
Total assets	$60,768	$59,140

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable and accrued liabilities	$212	$25
Payable to related mortgage fund (Note 3)	35	2
Payable to manager (Note 3)	70	62
Line of credit	1,900	—
Total liabilities	2,217	89

Commitments and contingencies (Note 6)

Members’ and manager’s capital, net	60,985	61,641
Receivable from manager (formation loan) (Note 3)	(2,434)	(2,590)
Members’ and manager’s capital, net of formation loan	58,551	59,051
Total liabilities and members’ capital	$60,768	$59,140

The accompanying notes are an integral part of these unaudited financial statements.

4

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Income

For the Three Months Ended March 31, 2026 and 2025 (unaudited)

($ in thousands)

	Three Months Ended March 31,
	2026	2025
Revenue
Interest income	$1,404	$1,079
Interest expense	(37)	(27)
Net interest income	1,367	1,052
Late fees	8	5
Gain on sale, loans	—	8
Total revenue, net	1,375	1,065

Provision for credit losses	—	—

Operations expense
Mortgage servicing fees to Redwood Mortgage Corp. (RMC)	36	32
Asset management fees to RMC	110	118
Costs from RMC, net (Note 3)	143	140
Professional services	396	532
REO holding costs	20	—
Other	15	26
Total operations expense	720	848
Net income	$655	$217

Net income
Members (99%)	$648	$215
Manager (1%)	7	2
	$655	$217

The accompanying notes are an integral part of these unaudited financial statements.

5

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Changes in Members’ and Manager’s Capital

For the Three Months Ended March 31, 2026 (unaudited)

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at December 31, 2025	$61,788	$83	$(230)	$61,641
Net income	648	7	—	655
Earnings distributed	(509)	(6)	—	(515)
Redemptions	(799)	—	—	(799)
Organization and offering expenses allocated	(35)	—	35	—
Organization and offering expenses repaid by RMC	—	—	3	3
Balance at March 31, 2026	$61,093	$84	$(192)	$60,985

For the Three Months Ended March 31, 2025 (unaudited)

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at December 31, 2024	$65,995	$83	$(471)	$65,607
Net income	215	2	—	217
Earnings distributed	(713)	(2)	—	(715)
Redemptions	(840)	—	—	(840)
Organization and offering expenses allocated	(57)	—	57	—
Organization and offering expenses repaid by RMC	—	—	5	5
Balance at March 31, 2025	$64,600	$83	$(409)	$64,274

The accompanying notes are an integral part of these unaudited financial statements.

6

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Three Months Ended March 31, 2026 and 2025 (unaudited)

($ in thousands)

	Three Months Ended March 31,
	2026	2025
Operations
Interest income received	$1,162	$1,073
Interest expense paid	(17)	(76)
Late fees and other loan income	33	(17)
Operations expense	(269)	(857)
REO holding costs	(130)	—
Total cash provided by operations	779	123
Investing
Loans funded	(6,595)	(3,981)
Principal collected	3,953	8,804
Proceeds from loans sold to non-affiliate, net	1,750	1,076
Advances	(111)	(12)
Total cash (used in) provided by investing	(1,003)	5,887
Financing
Members’ and manager's capital
Distributions to members and manager
Distributions, net of DRIP	(527)	(768)
Redemptions, net of early withdrawal penalties (Note 3)	(799)	(840)
Total distributions to members and manager	(1,326)	(1,608)
Organization and offering expenses repaid by RMC, net	3	6
Cash (used in) members’ and manager’s capital	(1,323)	(1,602)
Line of credit
Advances	1,900	2,000
Repayments	—	(6,000)
Debt issuance costs	(66)	—
Cash provided by (used in) line of credit	1,834	(4,000)
Formation loan collected	156	52
Total cash (used in) financing	667	(5,550)
Net increase in cash	443	460
Cash, beginning of year	562	12,058
Cash, end of period	$1,005	$12,518

The accompanying notes are an integral part of these unaudited financial statements.

7

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Three Months Ended March 31, 2026 and 2025 (unaudited)

($ in thousands)

	Three Months Ended March 31,
Reconciliation of net income to total cash provided by operations	2026	2025
Net income	$655	$217
Adjustments to reconcile net income to total cash provided by operations
Gain on sale, loans	—	(8)
Amortization of debt issuance costs	8	8
Change in operating assets and liabilities
Loan payments in trust	25	(22)
Accrued interest	(243)	5
Prepaid interest	—	(11)
Allowance for credit losses	—	—
Prepaid expenses	(36)	(27)
Other receivable	228	3
Accounts payable and accrued liabilities	101	(34)
Payable to related parties	41	(8)
Total adjustments	124	(94)
Total cash provided by operations	$779	$123

Supplemental disclosures of cash flow information – REO
Non-cash investing activities
Real estate acquired by foreclosure	$900	$—
Other liabilities, net assumed at possession	(201)	—
REO acquired, net of payables and other liabilities assumed at possession	699	—

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2026 (unaudited)

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

In the opinion of management of RMC, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly and accurately the financial information included therein. These unaudited financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results to be expected for the full year.

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

To determine the amount of cash to be distributed in any specific month, the company relies in part on its forecast of full year profits. At March 31, 2026, the difference between earnings allocated to members’ capital accounts and net income available to members was approximately $279 thousand, and is expected to be offset by future earnings in excess of net distributions in 2026 resulting from the collection of foregone interest, late fees and post-maturity interest.

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

March 31, 2026 (unaudited)

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

March 31, 2026 (unaudited)

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

March 31, 2026 (unaudited)

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2026 (unaudited)

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2026 (unaudited)

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

March 31, 2026 (unaudited)

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

The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $143 thousand and $140 thousand in the three months ended March 31, 2026 and 2025, respectively.

Loan administrative fees

The manager is entitled to receive a loan administrative fee of up to one percent (1%) of the principal amount of each new loan funded or acquired for services rendered in connection with the selection and underwriting of loans payable upon the closing or acquisition of each loan. Since August 2015, RMC, at its sole discretion, has waived loan administrative fees on new originations. The total amount of loan administrative fees waived was approximately $66 thousand and $102 thousand in the three months ended March 31, 2026 and 2025, respectively.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2026 (unaudited)

Formation loan transactions for the three months ended March 31 are presented in the following table ($ in thousands).

	2026	2025
Balance, January 1	$2,590	$2,694
Payments received from RMC	(156)	(52)
Balance, March 31	$2,434	$2,642

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

Redemptions of members’ capital

Redemptions of members’ capital for the three months ended March 31, 2026 and 2025 were approximately $799 thousand and $840 thousand.

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

Redemptions of members’ capital received by the manager and unpaid at March 31, 2026 approximated $26.7 million, of which,

•
$24.9 million were received at or prior to December 31, 2025; and
•
$1.7 million were received in the quarter ended March 31, 2026 (and will be eligible at June 30, 2026).

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

As of March 31, 2026, approximately 42% of investors has received their full allocation of O&O and will not receive further allocations. O&O allocations are expected to continue to eligible investors through 2029.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2026 (unaudited)

Unallocated O&O transactions for the three months ended March 31 are summarized in the following table ($ in thousands).

	2026	2025
Balance, January 1	$230	$471
O&O expenses allocated	(35)	(57)
O&O expenses paid by RMC(1)	(3)	(5)
Balance, March 31	$192	$409

(1)
RMC is obligated per the Operating Agreement to repay RMI IX for the amount of unallocated O&O expenses attributed to a member’s capital account if the member redeems prior to the 40 quarterly allocations. RMC estimated its future obligation to repay unallocated O&O expenses on scheduled redemptions as of March 31, 2026 to be approximately $3 thousand.

Other related party transactions

-
Payable to/receivable from related parties

From time to time, in the normal course of business operations, the company may have payables to and/or receivables from related parties. At March 31, 2026, the payable to related parties balance of approximately $105 thousand consisted of accounts payable of approximately $70 thousand to the manager and approximately $35 thousand to a related mortgage fund.

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

No loans were transferred from or to related mortgage funds in the three months ended March 31, 2026 and 2025.

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years. See Note 3 (Manager and Other Related Parties) for a description of loans transferred by executed assignments between the related mortgage funds.

The company’s loans are secured generally by real estate in coastal California metropolitan areas. The portfolio segments are first and second trust deeds mortgages and the key credit quality indicator is the LTV. First mortgages are predominant, but second lien deeds of trust are not infrequent nor insignificant. First-mortgage loans comprised 86% of the portfolio at March 31, 2026 (86% at December 31, 2025).

Secured loans unpaid principal balance (principal)

Secured loan transactions for the three months ended March 31 are summarized in the following table ($ in thousands).

	Three Months Ended March 31, 2026
	Total	First Trust Deeds	Second Trust Deeds
Principal, beginning of period	$58,163	$49,788	$8,375
Loans funded	6,595	5,845	750
Principal collected	(3,953)	(3,953)	—
Loan foreclosed to REO	(955)	(955)	—
Loans sold to non-affiliate	(1,750)	(1,000)	(750)
Principal, end of period	$58,100	$49,725	$8,375

The company renewed no maturing (or matured) loans in the three months ended March 31, 2026.

In the three months ended March 31, 2026, two loans with total principal of approximately $1.8 million were sold to an unaffiliated third party at par.

As of March 31, 2026, there were no commitments to lend outstanding and no construction or rehabilitation loans outstanding.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2026 (unaudited)

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	March 31,	December 31,
	2026	2025
Number of secured loans	34	36
First trust deeds	28	30
Second trust deeds	6	6

Secured loans – principal	$58,100	$58,163
First trust deeds	$49,725	$49,788
Second trust deeds	$8,375	$8,375

Secured loans – lowest interest rate (fixed)	7.8%	7.8%
Secured loans – highest interest rate (fixed)	12.8%	12.8%

Average secured loan – principal	$1,709	$1,616
Average principal as percent of total principal	2.9%	2.8%
Average principal as percent of members’ and manager’s capital, net	2.9%	2.6%
Average principal as percent of total assets	2.8%	2.7%

Largest secured loan – principal	$7,400	$7,400
Largest principal as percent of total principal	12.7%	12.7%
Largest principal as percent of members’ and manager’s capital, net	12.6%	12.0%
Largest principal as percent of total assets	12.2%	12.5%

Smallest secured loan – principal	$191	$194
Smallest principal as percent of total principal	0.3%	0.3%
Smallest principal as percent of members’ and manager’s capital, net	0.3%	0.3%
Smallest principal as percent of total assets	0.3%	0.3%

California counties where security is located	10	12
Largest percentage of principal in one California county	26.6%	26.6%

Secured loans with filed notice of default	—	1
Secured loans in foreclosure – principal	$—	$955

Secured loans with prepaid interest	—	—

As of March 31, 2026, 25 loans with an aggregate principal of approximately $50.6 million provide for monthly payments of interest only, with the principal due at maturity, and 9 loans with an aggregate principal of approximately $7.5 million (representing 13% of the aggregate principal of the company’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal due at maturity.

As of March 31, 2026, RMI IX’s largest loan with principal of $7.4 million, has an LTV at origination (OLTV) of 59%, and is in first lien position. The loan is secured by a redevelopment site located in San Diego County, California with an interest at 12.50%, matured on March 1, 2026 and is delinquent on monthly payments. The borrower is pursuing refinancing with other lenders.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2026 (unaudited)

Lien position/OLTV

At funding, secured loans had the lien positions presented in the following table ($ in thousands).

	March 31, 2026			December 31, 2025
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	28	$49,725	86%	30	$49,788	86%
Second trust deeds	6	8,375	14	6	8,375	14
Total principal, secured loans	34	58,100	100%	36	58,163	100%
Liens due other lenders at loan closing		19,699			21,055
Total debt		$77,799			$79,218
Appraised property value at loan closing		$147,393			$147,542
OLTV (weighted average)		54.8%			55.7%

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

Secured loans, principal by OLTV and lien position at March 31, 2026 are presented in the following table ($ in thousands).

	Secured loans, principal
LTV(1)	First trust deeds	Percent	Count	Second trust deeds	Percent	Count	Total principal	Percent
<40%	$2,296	3.9%	5	$1,100	1.9%	1	$3,396	5.8%
40-49%	7,223	12.4	3	—	0.0	0	7,223	12.4
50-59%	19,725	34.0	9	4,800	8.3	2	24,525	42.3
60-69%	17,412	30.0	8	1,250	2.2	1	18,662	32.2
Subtotal <70%	46,656	80.3	25	7,150	12.4	4	53,806	92.7

70-79%	3,069	5.2	3	1,225	2.1	2	4,294	7.3
Subtotal <80%	49,725	85.5	28	8,375	14.5	6	58,100	100.0

≥80%	—	0.0	—	—	0.0	—	—	0.0

Total	$49,725	85.5%	28	$8,375	14.5%	6	$58,100	100.0%

(1)
LTV classifications in the table above are based on principal, advances and interest unpaid at March 31, 2026.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2026 (unaudited)

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	March 31, 2026			December 31, 2025
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	7	$8,170	14%	8	$9,369	16%
Commercial
Office	4	6,908	12	4	6,908	12
Retail	6	8,461	15	6	6,921	12
Industrial	4	11,023	18	4	11,024	18
Commercial – Other	6	14,896	26	6	14,899	26
Commercial Total	20	41,288	71	20	39,752	68
Multi-family	7	8,642	15	8	9,042	16
Total principal, secured loans	34	$58,100	100%	36	$58,163	100%

(2)
Single family includes 1-4 unit residential buildings, condominium units, townhouses and condominium complexes. At March 31, 2026, single family consists of four loans with an aggregate principal of approximately $5.1 million that are owner occupied and three loans with an aggregate principal of approximately $3.1 million that are non-owner occupied. At December 31, 2025, single family consisted of four loans with an aggregate principal of approximately $6.0 million that are owner occupied and four loans with an aggregate principal of approximately $3.4 million that are non-owner occupied.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2026 (unaudited)

Distribution of secured loans - principal by California counties

The distribution of secured loans within California by counties is presented in the following table ($ in thousands).

	March 31, 2026		December 31, 2025
	Principal	Percent	Principal	Percent
San Francisco Bay Area(3)
San Francisco	$7,863	13.5%	$7,863	13.5%
San Mateo	4,500	7.8	5,455	9.4
Santa Clara	4,733	8.2	4,733	8.1
Alameda	5,190	8.9	6,821	11.7
Contra Costa	—	0.0	319	0.6
Napa	633	1.1	632	1.1
Marin	—	0.0	400	0.7
	22,919	39.5	26,223	45.1
Other Northern California
Santa Cruz	—	0.0	1,410	2.4
Yolo	2,500	4.3	—	0.0
	2,500	4.3	1,410	2.4
Northern California total	25,419	43.8	27,633	47.5

Southern California Coastal
Los Angeles	15,437	26.5	15,448	26.6
San Diego	8,140	14.0	8,141	14.0
	23,577	40.5	23,589	40.6
Other Southern California
Riverside	2,025	3.5	2,025	3.5
San Luis Obispo	6,838	11.8	4,675	8.0
	8,863	15.3	6,700	11.5
Southern California total	32,440	55.8	30,289	52.1
California total	57,859	99.6	57,922	99.6
Illinois(4)	241	0.4	241	0.4
Total principal, secured loans	$58,100	100.0%	$58,163	100.0%

(3)
Includes Silicon Valley
(4)
The loan with collateral in Illinois is the balance remaining from a loan with principal at funding of $2.9 million that was secured by a multi-family property in San Francisco County.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2026 (unaudited)

Scheduled maturities/Secured loans - principal

Secured loans scheduled to mature in periods as of and after March 31, 2026 , are presented in the following table ($ in thousands).

	First Trust Deeds		Second Trust Deeds		Total
	Loans	Principal	Loans	Principal	Loans	Principal	Percent
2026	3	2,799	—	—	3	2,799	5%
2027	10	20,624	2	3,125	12	23,749	42
2028	3	1,982	1	2,775	4	4,757	8
2029	2	5,240	—	—	2	5,240	9
2030	2	2,713	—	—	2	2,713	5
2033	1	393	—	—	1	393	0
Thereafter	1	191	—	—	1	191	0
Total scheduled maturities	22	33,942	3	5,900	25	39,842	69
Matured(5)(6)	6	15,783	3	2,475	9	18,258	31
Total principal, secured loans	28	$49,725	6	$8,375	34	$58,100	100%

(5)
See Delinquency/Secured loans with payments in arrears below for additional information on matured loans.
(6)
A matured loan with principal of $4.7 million (past due 180 or more days at March 31, 2026) has an agreement (the “2026 agreement”), pursuant to which the borrower agreed to a payment plan consisting of ten (10) weekly payments of $20 thousand (commencing March 31, 2026 to June 2, 2026) and payment in full of the note balance on or before June 17, 2026.

Scheduled maturities are presented based on the most recent in-effect agreement with the borrower, including forbearance agreements, if any. As a result, matured loans at March 31, 2026, in the scheduled maturities table above may differ from the same captions in the tables of delinquencies and payment in arrears presented below that do not consider forbearance agreements. For matured loans, the company may continue to accept payments while pursuing collection of principal or while negotiating an extension of the maturity date. Loans are written without a prepayment penalty causing an uncertainty/a lack of predictability as to the expected duration versus the scheduled maturity.

One loan included above with principal of $5.3 million ($9.1 million at funding) at March 31, 2026 has payment terms that provide for principal reductions upon the sale of the office condominiums. Sales commenced in 2024 resulting in principal reductions of $3.8 million through the first quarter of 2026. Another loan included above with principal of $3.6 million ($4.6 million at funding) at March 31, 2026 has payment terms that provide for principal reductions upon the sale of individual tenants in common (TIC) units. Sales commenced in 2025 resulting in principal reduction of $1.0 million through the first quarter of 2026. The maturity table above does not reflect these periodic principal payments, which will result in an acceleration of the payoff of the loan as or if they continue to occur.

Delinquency/Secured loans

Secured loans principal summarized by payment-delinquency status are presented in the following table ($ in thousands).

	March 31, 2026		December 31, 2025
	Loans	Principal	Loans	Principal
Current	25	$39,842	25	$36,688
Past Due
30-89 days	—	—	3	11,450
90-179 days	4	10,498	3	2,114
180 or more days(7)(8)	5	7,760	5	7,911
Total past due	9	18,258	11	21,475
Total principal, secured loans	34	$58,100	36	$58,163

(7)
See Delinquency/Secured loans with payments in arrears below for additional information on matured loans.
(8)
A matured loan with principal of $4.7 million (past due 180 or more days at March 31, 2026) has an agreement (the “2026 agreement”), pursuant to which the borrower agreed to a payment plan consisting of ten (10) weekly payments of $20 thousand (commencing March 31, 2026 to June 2, 2026) and payment in full of the note balance on or before June 17, 2026.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2026 (unaudited)

Six of the nine loans past due at March 31, 2026, were in first lien position and had principal payments in arrears of approximately $15.8 million. The remaining three loans past due at March 31, 2026 were in second lien position and had principal payments in arrears of approximately $2.5 million.

Delinquency/Secured loans with payments in arrears

Secured loans with payments in arrears (nine loans), principal by LTV and lien position at March 31, 2026 are presented in the following table ($ in thousands).

	Secured loans with payments in arrears, principal
LTV(9)	First trust deeds	Percent(10)	Second trust deeds	Percent(10)	Total principal	Percent(10)
60-69%	14,160	24.4	1,250	2.2	15,410	26.6

70-79%	1,623	2.8	1,225	2.1	2,848	4.9
Subtotal <80%	15,783	27.2	2,475	4.3	18,258	31.5

≥80%	—	0.0	—	0.0	—	0.0

Total	$15,783	27.2%	$2,475	4.3%	$18,258	31.5%

(9)
LTV classifications in the table above are based on principal, advances and interest unpaid at March 31, 2026.
(10)
Percent of total principal, secured loans ($58.1 million) at March 31, 2026.

Payments in arrears for secured loans at March 31, 2026 are presented in the following tables ($ in thousands).

	Loans		Principal		Interest(11)
At March 31, 2026	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	—	—	$—	$—	$—	$—	$—
90-179 days (4-6 payments)	4	—	10,498	—	336	—	10,834
180 or more days (more than 6 payments)(12)	5	—	7,760	—	178	—	7,938
Total past due	9	—	$18,258	$—	$514	$—	$18,772

(11)
March 2026 interest is due April 1, 2026 and is not included in the payments in arrears at March 31, 2026.
(12)
A matured loan with principal of $4.7 million (past due 180 or more days at March 31, 2026) has an agreement (the “2026 agreement”), pursuant to which the borrower agreed to a payment plan consisting of ten (10) weekly payments of $20 thousand (commencing March 31, 2026 to June 2, 2026) and payment in full of the note balance on or before June 17, 2026.

One loan included above with principal of $624 thousand at March 31, 2026 paid off in April 2026.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2026 (unaudited)

Matured loans, principal by LTV and lien position at March 31, 2026 are presented in the following table ($ in thousands).

	Secured loans past maturity, principal
LTV(13)	First trust deeds	Percent(14)	Second trust deeds	Percent(14)	Total principal	Percent(14)
60-69%	14,160	24.4	1,250	2.2	15,410	26.6

70-79%	1,623	2.8	1,225	2.1	2,848	4.9
Subtotal <80%	15,783	27.2	2,475	4.3	18,258	31.5

≥80%	—	0.0	—	0.0	—	0.0

Total	$15,783	27.2%	$2,475	4.3%	$18,258	31.5%

(13)
LTV classifications in the table above are based on principal, advances and interest unpaid at March 31, 2026.
(14)
Percent of total principal of secured loans (totaling $58.1 million) at March 31, 2026.

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

•
In Palo Alto, a loan (first lien) with principal of $4.7 million matured October 2023 and had only the principal owing at October 31, 2025. The borrower agreed to a payment plan consisting of ten (10) weekly payments of $20 thousand (commencing March 31 to June 2, 2026) and payment in full of the note balance on or before June 17, 2026. The loan balance at March 31, 2026 was $4.9 million. Property taxes owed at March 31, 2026 approximate $200 thousand. The collateral is land and a vacant office building that appraised for $6.2 million in October 2025. The borrower has made one regular payment in April 2026.
•
In San Francisco, a loan (first lien) with principal of $990 thousand matured in December 2025 and had a loan balance of $1.2 million at March 31, 2026. The collateral is a three-unit mixed use building that appraised for $1.2 million in September 2025. The loan had payments in arrears of 180 or more days. Approximately $90 thousand of property taxes were advanced in March 2026.
•
In Livermore, a loan (first lien) with principal of $1.2 million matured in October 2025. The borrower was 30 days delinquent on monthly payments as of March 31, 2026. The collateral is a commercial condominium that appraised for $1.8 million in August 2022.
•
In Napa, a loan (first lien) with principal of $633 thousand matured in December 2024 and had a loan balance of $699 thousand at March 31, 2026. The collateral is a single-family residence that appraised for $970 thousand in December 2025. The borrower is 180 or more days delinquent on monthly payments.
•
In Los Angeles, a loan (second lien) with principal of $1.3 million matured in December 2025. The borrower is making monthly payments. The collateral is an office building that appraised for $8.1 million in August 2025, with senior debt of $4.4 million at origination of the RMI IX loan in August 2025.
•
In Los Angeles, a loan (second lien) with principal of $625 thousand matured in August 2025. The borrower is making monthly payments. The collateral is a multi-family building that appraised for $4.8 million in May 2023, with senior debt of $2.9 million as of February 2025. The loan paid off in April 2026.
•
In Los Angeles, a loan (second lien) with principal of $600 thousand matured in April 2025. The borrower is making monthly payments. The collateral is a multi-family building that appraised for $6.2 million in October 2019, with senior debt of $3.8 million at origination of the loan in March 2020.
•
In San Diego, a loan (first lien) with principal of $7.4 million matured in March 2026. The borrower was 30 days delinquent on monthly payments as of March 31, 2026. The collateral is a redevelopment site that appraised for $12.5 million in January 2025.
•
In San Francisco, a loan (first lien) with principal of $858 thousand matured in January 2026. The borrower is making monthly payments. The collateral is a warehouse that appraised for $1.2 million in December 2025.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2026 (unaudited)

Non-accrual status/Secured loans

Secured loans in non-accrual status are summarized in the following table ($ in thousands).

	March 31, 2026	December 31, 2025
Number of loans(15)	3	4
Principal	$6,355	$7,311
Advances	135	63
Accrued interest(16)	113	112
Total recorded investment	$6,603	$7,486
Foregone interest	$173	$170

(15)
A matured loan with principal of $4.7 million (past due 180 or more days at March 31, 2026) has an agreement (the “2026 agreement”), pursuant to which the borrower agreed to a payment plan consisting of ten (10) weekly payments of $20 thousand (commencing March 31, 2026 to June 2, 2026) and payment in full of the note balance on or before June 17, 2026.
(16)
Accrued interest in the table above is the amount of interest accrued prior to the loan being placed on non-accrual status, net of any payments received while in non-accrual status. Interest income of $35 thousand was recognized for loans in non-accrual status in the three months ended March 31, 2026.

Provision/allowance for credit losses

Activity in the allowance for credit losses for the three months ended March 31 are presented in the following table ($ in thousands).

	2026	2025
Balance, January 1	$545	$210
Provision for credit losses	—	—
Charge-offs(17)	(295)	—
Balance, March 31	$250	$210

(17)
The charge-off in the three months ended March 31, 2026 resulted from the company acquiring REO via a foreclosure sale.

Each secured loan is reviewed quarterly for its delinquency, LTV adjusted for the most recent valuation of the underlying collateral, remaining term to maturity, borrower’s payment history and other factors. As part of the evaluation of the allowance for credit loss for the period ending March 31, 2026, protective equity was deemed sufficient, and no additional provision for credit losses was recognized.

At March 31, 2026, two loans in firsts lien position with aggregate principal of $1.6 million were deemed collateral dependent. One loan in second lien position with principal balance of $625 thousand was deemed collateral dependent. At March 31, 2026, the allowance for credit losses associated with the loan was $130 thousand. The second lien position loan with principal of $625 thousand paid off in April 2026.

Secured loans count, principal and weighted average OLTV at March 31, 2026 and the projected year-end count, principal and weighted average OLTV based on contractual maturities (by lien position) are presented in the following table ($ in thousands).

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2026 (unaudited)

				First Trust Deeds			Second Trust Deeds
	Loans	Principal	OLTV	Loans	Principal	OLTV	Loans	Principal	OLTV
March 31, 2026	34	$58,100	54.8%	28	$49,725	54.4%	6	$8,375	57.0%

December 31,
2026	22	37,043	51.9	19	31,143	52.0	3	5,900	51.1
2027	10	13,294	54.3	9	10,519	52.9	1	2,775	59.7
2028	6	8,537	52.9	6	8,537	52.9	—	—	0.0
2029	4	3,297	46.8	4	3,297	46.8	—	—	0.0
2030	2	584	22.7	2	584	22.7	—	—	0.0
2033	1	191	32.4	1	191	32.4	—	—	0.0
2035	—	—	0.0	—	—	0.0	—	—	0.0

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

One loan included above with principal of $5.3 million ($9.1 million at funding) at March 31, 2026 has payment terms that provide for principal reductions upon the sale of the office condominiums. Sales commenced in 2024 resulting in principal reductions of $3.8 million through the first quarter of 2026. Another loan included above with principal of $3.6 million ($4.6 million at funding) at March 31, 2026 has payment terms that provide for principal reductions upon the sale of individual tenants in common (TIC) units. Sales commenced in 2025 resulting in principal reduction of $1.0 million through the first quarter of 2026. The maturity table above does not reflect these periodic principal payments, which will result in an acceleration of the payoff of the loan as or if they continue to occur.

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

March 31, 2026 (unaudited)

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

There are no assets or liabilities measured at fair value on a recurring basis. Assets subject to non-recurring fair value measurements include foreclosed real estate (REO). These assets are evaluated periodically, and non-recurring fair value adjustments are recorded to reflect any subsequent impairment.

NOTE 5 – REAL ESTATE OWNED (REO)

REO transactions and valuation adjustments during the three months ended March 31 are summarized in the following tables ($ in thousands).

	Three Months Ended March 31, 2026
	REO	Valuation Allowance	REO, net
Balance, beginning of year	$—	$—	$—
Acquisitions from foreclosure	784	—	784
Balance, March 31, 2026	$784	$—	$784

REO at March 31, 2026 was a single property in San Mateo County (a vacated restaurant) with a net carrying value of approximately $784 thousand, acquired by foreclosure sale on January 7, 2026. The property was sold on May 15, 2026 at a sales price sufficient to recoup the net carrying value.

NOTE 6 – LINE OF CREDIT

Activity involving the line of credit during the three months ended March 31 is presented in the following table ($ in thousands).

	2026	2025
Balance, January 1	$—	$4,000
Advances	1,900	2,000
Repayments	—	(6,000)
Balance, March 31	$1,900	$—
Line of credit – average daily balance	$1,604	$3,874

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2026 (unaudited)

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

Under the terms of the credit agreement, RMI IX can borrow up to a maximum principal of $10 million pursuant to a line of credit subject to a borrowing base calculation set forth in the credit agreement and the amounts advanced are secured by a first priority security interest in the notes and deeds of trust of the pledged loans in the borrowing base. At March 31, 2026, aggregate principal of pledged loans was approximately $6.5 million, with a maximum allowed advance thereon of approximately $10 million, subject to the borrowing base calculation. The maturity date of the credit agreement, as extended by the 2026 modification agreement, is March 13, 2028. Interest on the outstanding principal is payable monthly and accrues at the annual rate that is the greater of: (i) the one-month Term SOFR Reference Rate (‘Term SOFR’) plus three and one-half percent (3.5%) and (ii) six percent (6.0%). Term SOFR is published for loans in United States dollars by CME Group Benchmark Administration Limited and is obtained from Bloomberg Financial Services Systems with the code TSFR1M or, if no longer available, any similar or successor publication selected by WAB.

The credit agreement contains customary events of default for facilities of its type. At March 31, 2026, the company’s loan portfolio had a loan delinquency rate of 23.57% which exceeded the 20% maximum loan delinquency rate allowed under credit agreement. As the company was not in compliance with this covenant, it could not access the credit agreement for any borrowings as of March 31, 2026.

The credit agreement provides for customary financial and borrowing base reporting by the company to the bank and specifies that the company shall maintain (i) minimum tangible net worth of $50 million, net of amounts due from related companies; (ii) debt service coverage ratio at all times of not less than 2.00 to 1.00; (iii) liquid assets (excluding restricted cash or cash pledged to persons other than WAB) of at least $1.0 million measured on a quarterly basis; and (iv) loan payment delinquency of less than ten percent (10.0%) at calendar quarter-end, calculated as the principal of loans with payments over 61-days past due as determined by the bank’s guidance, less loan loss allowances, divided by total principal of the company’s loans. The credit agreement provides that in the event the credit payment delinquency rate exceeds 10.0% for two consecutive quarters or exceeds 20% as of the end of any quarter, the bank will cease to make any further advances until the company is compliant with the covenant but agrees not to accelerate repayment of the loan as long as no event of default (as defined in the credit agreement) has occurred, provided that WAB reserves the right to accelerate repayment of the loans upon the occurrence of any additional event of default under the credit agreement. At March 31, 2026, the loan payment delinquency – as determined by the terms of the credit agreement – was 23.57%.

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

For each calendar quarter during which the aggregate average daily outstanding principal is less than fifty percent (50%) of the maximum credit amount of $10 million, there is a quarterly unused line fee equal to one-half of one percent (0.50%) per annum of the average daily difference between the average principal outstanding and fifty percent (50%) of the maximum credit amount of $10 million. For three months ended March 31, 2026, the unused line fee expense was $4 thousand.

The fair value of the balance on the line of credit is deemed to approximate the recorded amount as the interest rate and the other terms and conditions, including the two-year term, of the credit agreement as then in effect was reflective of market rate terms (Level 2 inputs).

The debt issuance costs of approximately $66 thousand from the credit agreement, as in effect on March 31, 2026, are being amortized on a straight line basis over the two-year term. Amortized debt issuance costs included in interest expense approximated $8 thousand for the three months ended March 31, 2026 and 2025.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

March 31, 2026 (unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

Commitments

Note 3 (Manager and Other Related Parties) presents a detailed discussion of the company’s contractual obligations to RMC and scheduled redemptions of members’ capital at March 31, 2026.

Legal proceedings

As of March 31, 2026, the company was not involved in any legal proceedings or governmental proceedings other than those that would be considered part of the normal course of business as discussed below and no such legal proceedings were terminated during the first quarter of 2026.

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

NOTE 8 – SEGMENT REPORTING

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

NOTE 9 – SUBSEQUENT EVENTS

The manager evaluated events occurring subsequent to March 31, 2026 and determined that there were no events or transactions occurring during this reporting period that require recognition or disclosure in the unaudited financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), filed with the U.S. Securities and Exchange Commission (or SEC). The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operations results to be expected for the full year.

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-Q (“this report”) which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), including statements regarding the company’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods or by use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” “possible” or similar terms or variations on those terms or the negative of those terms. Forward-looking statements include statements regarding trends in the California real estate market; future interest rates and economic conditions and their effect on the company and its assets; estimates as to the allowance for loan losses; forecasts of future redemptions of units, forecasts of future funding of loans; loan payoffs and the possibility of future loan sales (and the gain thereon, net of expenses) to third parties, if any; future fluctuations in the net distribution rate; and beliefs relating to how the company will be affected by current economic conditions and trends in the financial and credit markets. Actual results may be materially different from what is projected by such forward-looking statements therefore, you should not place undue reliance on forward looking statements, which reflect our view only as of the date hereof.

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

The manager has no present intention to exercise its discretionary power to waive or modify the enforcement of the redemption limitation in the foreseeable future. See “Results of Operations – Redemptions of members’ capital” below for a detailed presentation on capital redemption limitations.

To determine the amount of cash to be distributed in any specific month, the company relies in part on its forecast of full year profits. At March 31, 2026, the difference between earnings allocated to members’ capital accounts and net income available to members was approximately $279 thousand, and is expected to be offset by future earnings in excess of net distributions in 2026 resulting from the collection of foregone interest, late fees and post-maturity interest.

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

Accounting estimates are an integral part of our financial statements. For a summary of our critical accounting estimates, see “Critical Accounting Estimates” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report.

There have been no material changes to our critical accounting estimates since our 2025 Annual Report.

Results of Operations

The following discussion describes our results of operations for the three months ended March 31, 2026.

Key Performance Indicators

Key performance indicators as of and for the three months ended March 31, 2026 and 2025 are presented in the following table ($ in thousands).

	2026	2025
Members’ capital, gross – end of period balance	$61,093	$64,600
Members’ capital, gross – average daily balance	$61,900	$65,963

Member redemptions(1)	$799	$840

Secured loans principal – end of period balance	$58,100	$48,652
Secured loans principal – average daily balance	$58,931	$48,738

First trust deeds	28	24
Principal – first trust deeds	$49,725	$43,060
Weighted average OLTV – first trust deeds(2)	54.4%	61.6%

Second trust deeds	6	7
Principal – second trust deeds	$8,375	$5,592
Weighted average OLTV – second trust deeds(2)	57.0%	57.2%

Interest income	$1,404	$1,079
Portfolio interest rate(3)	10.2%	9.8%
Effective rate(4)	9.5%	8.9%

Line of credit – end of period balance	$1,900	$—
Line of credit – average daily balance(5)	$1,604	$3,874

Interest expense	$37	$27
Interest rate – line of credit(5)	7.2%	7.8%

Provision for credit losses	$—	$—

Total operations expense	$720	$848

Net income	$655	$217
Percent of average members’ capital(6)(7)	4.2%	1.3%

Member distributions	$515	$713
Percent of average members’ capital(6)(8)	3.3%	4.3%

(1)
Redemption requests at March 31, 2026 were approximately $26.7 million and are carried forward to subsequent quarters until paid. See Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report for a detailed discussion of redemptions of members’ capital.
(2)
The LTVs use the fair value at origination of the loans (OLTV). See table below for LTVs based on updated collateral fair market values and loan balances
(3)
Stated note interest rate, weighted daily average (annualized).
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

Redemptions of members’ capital

The Operating Agreement provides for a unit redemption program, whereby a member may redeem all or part of their units, subject to certain limitations. For more information about the unit redemption program, see Note 1 (Organization and General) – “Liquidity and unit redemption program” to the financial statements included in Part I, Item 1 of this report.

Redemptions of members' capital received by the manager and unpaid at March 31, 2026 approximated $26.7 million, of which,

•
$24.9 million were received at or prior to December 31, 2025; and
•
$1.7 million were received in the quarter ended March 31, 2026 (and will be eligible at June 30, 2026).

Secured loans

Loan origination for three months ended March 31, 2026 increased by approximately $2.6 million compared to the same period in 2025. This increase is primarily due to utilization of the line of credit.

Secured loans, principal, advances and interest unpaid, by LTV and lien position

LTVs presented in the following tables have been updated for changes in fair values of the collateral as indicated by appraisals, broker opinion of value, or other external market evidence received by the manager after the origination of the loan, if any.

Secured loans, principal by LTV and lien position at March 31, 2026 are presented in the following table ($ in thousands).

	Secured loans, principal
LTV(1)	First trust deeds	Percent(2)	Second trust deeds	Percent(2)	Total principal	Percent(2)
<40%	$6,395	11.0%	$1,100	1.9%	$7,495	12.9%
40-49%	1,953	3.4	—	0.0	1,953	3.4
50-59%	20,897	35.9	4,800	8.3	25,697	44.2
60-69%	11,821	20.3	1,250	2.2	13,071	22.5
Subtotal <70%	41,066	70.6	7,150	12.4	48,216	83.0

70-79%	7,669	13.2	-	0.0	7,669	13.2
Subtotal <80%	48,735	83.8	7,150	12.4	55,885	96.2

≥80%(3)	990	1.7	1,225	2.1	2,215	3.8

Total	$49,725	85.5%	$8,375	14.5%	$58,100	100.0%

(1)
LTV classifications in the table above are based on the sum of principal, advances and interest unpaid at March 31, 2026.
(2)
Percent of secured loans principal, end of period balance.
(3)
See the table below for specific details of the loans that have an LTV over 80%.

Secured loans (loan balance), with payments in arrears, by LTV and lien position at March 31, 2026 are presented in the following table ($ in thousands).

	Secured loans with payments in arrears, principal
LTV(4)	First trust deeds	Percent(5)	Second trust deeds	Percent(5)	Total principal	Percent(5)
60-69%	8,570	14.8	1,250	2.2	9,820	17.0

70-79%	6,223	10.7	—	0.0	6,223	10.7
Subtotal <80%	14,793	25.5	1,250	2.2	16,043	27.7

≥80%	990	1.7	1,225	2.1	2,215	3.8

Total	$15,783	27.2%	$2,475	4.3%	$18,258	31.5%

(4)
LTV classifications in the table above are based on the sum of principal, advances and interest unpaid at March 31, 2026.
(5)
Percent of secured loans principal, end of period balance.

The $18.3 million of loans with payments in arrears is comprised of the following nine loans:

•
In San Francisco (LTV 106%, principal $990 thousand), a three-unit mixed use building (first lien deed of trust) – The loan matured in December 2025, and the borrower is 180 days or more delinquent on monthly payments.
•
In Los Angeles (LTV 83%, principal $625 thousand), a multi-family building (second lien deed of trust) – The loan matured in August 2025 and the borrower continues making monthly payments. The loan paid off in April 2026.
•
In Los Angeles (LTV 89%, principal $600 thousand), a multi-family building (second lien deed of trust) – The loan matured in April 2025 and the borrower continues making monthly payments.
•
In Palo Alto, Santa Clara County (LTV 78%, principal $4.7 million), an office building with approved plans for a senior living housing facility (first lien deed of trust) – The loan matured in October 2023. On March 31, 2026, the borrower and the company entered into an agreement (the “2026 agreement”), pursuant to which the borrower agreed to a payment plan consisting of ten (10) weekly payments of $20 thousand (commencing March 31, 2026 to June 2, 2026) and payment in full of the note balance on or before June 17, 2026.
•
In Napa (LTV 72%, principal $633 thousand), a single-family residence (first lien deed of trust) – The loan matured in December 2024, and the borrower is 180 days or more delinquent on monthly payments.
•
In Los Angeles (LTV 69%, principal $1.3 million), an office building (second lien deed of trust) – The loan matured in December 2025, and the borrower continues making monthly payments.
•
In Livermore, Alameda County (LTV 65%, principal $1.2 million), a commercial condominium (first lien deed of trust) – The loan matured in October 2025.
•
In San Diego (LTV 62%, principal $7.4 million), an industrial building (first lien deed of trust) –The borrower is 90-179 days delinquent on monthly payments. The loan matured in March 2026.
•
In San Francisco (LTV 75%, principal $858 thousand), a warehouse building (first lien deed of trust) – The loan matured in January 2026, and the borrower continues making monthly payments.

Payments in arrears for secured loans (i.e., principal and interest payments past due 30 or more days) for the above nine secured loans at March 31, 2026 totaled approximately $18.8 million of which approximately $18.3 million was principal and approximately $514 thousand was accrued interest. As noted above, a loan with principal of $4.7 million has an agreement dated March 2026, that provided for ten (10) weekly payments of $20 thousand (commencing March 31, 2026 to June 2, 2026) and final payment in full of the note balance on or before June 17, 2026.

Secured loans (loan balance) past maturity of approximately $18.3 million comprised of the same nine loans with payments in arrears.

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations as to the secured loan portfolio, including loan characteristics, scheduled maturities, delinquency and payments in arrears, loans in non-accrual status and the allowance for credit losses.

Performance overview/net income 2026 v. 2025

Net income available to members as a percent of members’ capital, gross – average daily balance (annualized) was 4.2% and 1.3% for the three months ended March 31, 2026 and 2025, respectively. Net income increased approximately $438 thousand for the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to an increase in interest income of approximately $325 thousand and a decrease in operations expenses of approximately $128 thousand, partially offset by an increase in interest expense of approximately $10 thousand. The portfolio interest rate on secured loans has increased by 0.4 percentage points to 10.2% since March 31, 2025. The effective rate increased by 0.60 percentage points to 9.5% due to a decrease in foregone interest.

Analysis and discussion of income from operations 2026 v. 2025 (three months ended)

Significant changes to net income for the three months ended March 31, 2026 and 2025 are summarized in the following table ($ in thousands).

	Net interest income	Provision for credit losses	Operations expense	Net income
Three months ended
March 31, 2026	$1,367	—	720	$655
March 31, 2025	1,052	—	848	217
Change	$315	—	(128)	$438

Change
Increase in secured loans principal - average daily balance	$227	—	4	$223
Effective rate	98	—	—	98
Decrease in members’ capital - average daily balance	—	—	(8)	8
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	22	(22)
Interest on line of credit	(10)	—	—	(10)
Late fees	—	—	—	3
Gain on sale, loans	—	—	—	(8)
Decrease in allocable expenses from RMC	—	—	(19)	19
REO acquired	—	—	20	(20)
Tax compliance services	—	—	(3)	3
Legal services	—	—	(30)	30
Independent contractors	—	—	9	(9)
Audit services	—	—	(120)	120
Other	—	—	(3)	3
Change	$315	—	(128)	$438

The table above presents only the significant changes to net income for the period, and is not intended to cross-foot.

Net interest income

Net interest income increased by approximately $315 thousand (29.9%) for the three months ended March 31, 2026 compared to the same period in 2025. The increase is due to an increase in interest income of approximately $325 thousand due to an increase in the average daily balance – secured loans of approximately $10.2 million (20.9%), partially offset by an increase in interest expense due to utilizing the line of credit. See Key performance indicators table included above in Item 2 of this report for specific details of average interest rate on the line of credit.

Provision/allowance for credit losses

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for a detailed presentation of the provision/allowance for credit losses.

Operations expense

Significant changes to operations expense for the three months ended March 31, 2026 and 2025 are summarized in the following table ($ in thousands).

	Mortgage servicing fees	Asset management fees	Costs from RMC, net	Professional services	REO holding costs	Other	Total
Three months ended
March 31, 2026	$36	110	143	396	20	15	$720
March 31, 2025	32	118	140	532	—	26	848
Change	$4	(8)	3	(136)	20	(11)	$(128)

Change
Increase in secured loans principal - average daily balance	$4	—	—	—	—	—	$4
Decrease in members’ capital - average daily balance	—	(8)	—	—	—	—	(8)
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	22	—	—	—	22
Decrease in allocable expenses from RMC	—	—	(19)	—	—	—	(19)
REO acquired	—	—	—	—	20	—	20
Tax compliance services	—	—	—	(3)	—	—	(3)
Legal services	—	—	—	(30)	—	—	(30)
Independent contractors	—	—	—	9	—	—	9
Audit services	—	—	—	(120)	—	—	(120)
Other	—	—	—	8	—	(11)	(3)
Change	$4	(8)	3	(136)	20	(11)	$(128)

Mortgage servicing fees

The increase in mortgage servicing fees of approximately $4 thousand for the three months ended March 31, 2026 as compared to the same period in 2025 was due to an increase in the average daily balance – secured loans of approximately $10.2 million at the annual mortgage servicing fee to RMC of 0.25%.

Asset Management Fees

The decrease in asset management fees of approximately $8 thousand was due to a decrease in the members’ capital base at year-end December 31, 2025 compared to year-end December 31, 2024. The decrease in the members’ capital base is due to quarterly redemptions made. Members’ capital is expected to continue to decrease as pending redemptions are paid out. See Redemptions in members’ capital above for detail on redemption requests received but unpaid as of March 31, 2026. The asset management fee is computed using the prior year end member’s capital base which is the then fair value of the company’s loans plus working capital reserves less outstanding debt.

Costs from RMC, net

RMC is entitled to request reimbursement for operations expense incurred on behalf of RMI IX, including without limitation, RMC’s personnel and non-personnel costs incurred for qualifying business activities, including investor services, accounting, tax and data processing, postage and out-of-pocket general and administration expenses.

The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $143 thousand and $140 thousand in the three months ended March 31, 2026 and 2025, respectively.

Professional Services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The decrease in professional services of approximately $136 thousand for the three months ended March 31, 2026 compared to the same period in 2025 was due to reduced legal services and timing of the audit services, partially offset by an increase in fees to independent contractors.

Cash flows and liquidity

Cash flows by business activity for the three months ended March 31, 2026 and 2025 are presented in the following table ($ in thousands).

	2026	2025
Members’ capital
Distributions to members, net of DRIP	$(527)	$(768)
Redemptions, net	(799)	(840)
O&O expenses repaid by RMC	3	6
Cash – members’ capital, net	(1,323)	(1,602)

Borrowings
Line of credit borrowings (payments), net	1,900	(4,000)
Interest paid	(17)	(76)
Debt issuance costs paid	(66)	—
Cash – borrowings, net	1,817	(4,076)
Cash – members’ capital and borrowings, net	494	(5,678)

Loan principal/advances/interest
Loans funded & advances, net	(6,706)	(3,993)
Principal collected	3,953	8,804
Loans sold to non-affiliate	1,750	1,076
Interest received, net	1,162	1,073
Late fees	33	(17)
Cash – loans, net	192	6,943

Formation loan collected	156	52

Operations expense	(269)	(857)

REO holding costs	(130)	—

Net change in cash	$443	$460
Cash, end of year	$1,005	$12,518

Distributions to members

To determine the amount of cash to be distributed in any month, the company relies in part on its forecast of full-year net income, which takes into account the difference between the forecasted net income for the remainder of the year and actual results in the year to date and the requirement to maintain a cash reserve. As of March 31, 2026, the difference between earnings allocated to members’ capital accounts and net income available to members was approximately $279 thousand, and is expected to be offset by future earnings in excess of net distributions in 2026 resulting from the collection of foregone interest, late fees and post-maturity interest.

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

Contractual obligations and commitments

At March 31, 2026, the company had no construction or rehabilitation loans outstanding, no loan commitments pending, and no off-balance sheet arrangements as such arrangements are not permitted by the Operating Agreement. Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report presents detailed discussion of the company’s contractual obligations to RMC.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the manager’s or company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2026, the company is not involved in any legal proceedings or governmental proceedings other than those that would be considered part of the normal course of business. In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes or protect or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the company (i.e., exceeding ten percent of the company’s consolidated current assets).

Item 1A. Risk Factors

There have been no material changes from the “Risk Factors” previously disclosed in Part 1, Item 1A, of our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of securities by the company which were not registered under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

The company is externally managed by RMC and has no officers or directors of its own and, thus, the company has no Rule 10b5-1 plan or other trading arrangements. There was no adoption, modification or termination of any Rule 10b5-1 plan or other trading arrangements by directors and officers of RMC during the quarter ended March 31, 2026.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: May 20, 2026	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer)