Form 10-Q
period 2026-06-30
Redwood Mortgage Investors IX
filed 2026-08-14
CIK 1448038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

2

REDWOOD MORTGAGE INVESTORS IX, LLC

3

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS IX, LLC

Balance Sheets

June 30, 2026 and December 31, 2025 (unaudited)

($ in thousands)

	June 30,	December 31,
ASSETS	2026	2025
Cash, in banks	$5,808	$562
Loan payments in trust	44	28
Loans
Principal	53,317	58,163
Advances	176	81
Accrued interest	998	615
Loan balances secured by deeds of trust	54,491	58,859
Allowance for credit losses	(580)	(545)
Loan balances secured by deeds of trust, net	53,911	58,314
Debt issuance costs, net	57	8
Prepaid expenses	52	—
Other receivable	110	228
Total assets	$59,982	$59,140

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable and accrued liabilities	$68	$25
Payable to related mortgage fund (Note 3)	—	2
Payable to manager (Note 3)	58	62
Line of credit	1,900	—
Total liabilities	2,026	89

Commitments and contingencies (Note 7)

Members’ and manager’s capital, net	60,338	61,641
Receivable from manager (formation loan) (Note 3)	(2,382)	(2,590)
Members’ and manager’s capital, net of formation loan	57,956	59,051
Total liabilities and members’ capital	$59,982	$59,140

The accompanying notes are an integral part of these unaudited financial statements.

4

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Income

For the Three and Six Months Ended June 30, 2026 and 2025 (unaudited)

($ in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Interest income	$1,377	$1,058	$2,781	$2,137
Interest expense	(43)	(8)	(80)	(35)
Net interest income	1,334	1,050	2,701	2,102
Late fees	1	2	9	7
Gain on sale, loans	2	—	2	8
Total revenue, net	1,337	1,052	2,712	2,117

Provision for credit losses	330	110	330	110

Non-interest income – Gain on sale of REO (Note 5)	309	—	309	—

Operations expense
Mortgage servicing fees to Redwood Mortgage Corp. (RMC)	35	29	71	61
Asset management fees to RMC	110	118	220	236
Costs from RMC	171	148	314	288
Professional services	313	370	709	902
REO holding costs	36	—	56	—
Other	6	6	21	32
Total operations expense	671	671	1,391	1,519
Net income	$645	$271	$1,300	$488

Net income
Members (99%)	$639	$268	$1,287	$483
Manager (1%)	6	3	13	5
	$645	$271	$1,300	$488

The accompanying notes are an integral part of these unaudited financial statements.

5

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Changes in Members’ and Manager’s Capital

For the Three Months Ended June 30, 2026 (unaudited)

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at March 31, 2026	$61,093	$84	$(192)	$60,985
Net income	639	6	—	645
Earnings distributed	(504)	(7)	—	(511)
Redemptions	(783)	—	—	(783)
Organization and offering expenses allocated	(33)	—	33	—
Organization and offering expenses repaid by RMC	—	—	2	2
Balance at June 30, 2026	$60,412	$83	$(157)	$60,338

For the Six Months Ended June 30, 2026 (unaudited)

($ in thousands)

	Members’ Capital	Manager’s Capital	Unallocated Organization and Offering Expenses	Members’ and Manager’s Capital, net
Balance at December 31, 2025	$61,788	$83	$(230)	$61,641
Net income	1,287	13	—	1,300
Distributions	(1,013)	(13)	—	(1,026)
Redemptions	(1,582)	—	—	(1,582)
Organization and offering expenses allocated	(68)	—	68	—
Organization and offering expenses repaid by RMC	—	—	5	5
Balance at June 30, 2026	$60,412	$83	$(157)	$60,338

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

7

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Six Months Ended June 30, 2026 and 2025 (unaudited)

($ in thousands)

	Six Months Ended June 30,
	2026	2025
Operations
Interest income received	$2,389	$2,122
Interest expense paid	(52)	(75)
Late fees and other loan income	(6)	14
Operations expense	(1,185)	(1,594)
REO holding costs	(142)	—
Total cash provided by operations	1,004	467
Investing
Loans funded	(10,966)	(15,002)
Principal collected	11,480	23,293
Proceeds from loans sold to non-affiliate, net	3,384	1,076
REO sales, net	1,065	—
Advances	(132)	(52)
Total cash provided by investing	4,831	9,315
Financing
Members’ and manager's capital
Distributions to members and manager
Distributions, net of DRIP	(1,055)	(1,398)
Redemptions, net of early withdrawal penalties (Note 3)	(1,582)	(1,674)
Total distributions to members and manager	(2,637)	(3,072)
Organization and offering expenses repaid by RMC, net	5	11
Cash (used in) members’ and manager’s capital	(2,632)	(3,061)
Line of credit
Advances	1,900	2,000
Repayments	—	(6,000)
Debt issuance costs	(65)	—
Cash provided by (used in) line of credit	1,835	(4,000)
Formation loan collected	208	104
Total cash (used in) financing	(589)	(6,957)
Net increase in cash	5,246	2,825
Cash, beginning of year	562	12,058
Cash, end of period	$5,808	$14,883

The accompanying notes are an integral part of these unaudited financial statements.

8

REDWOOD MORTGAGE INVESTORS IX, LLC

Statements of Cash Flows

For the Six Months Ended June 30, 2026 and 2025 (unaudited)

($ in thousands)

	Six Months Ended June 30,
Reconciliation of net income to total cash provided by operations	2026	2025
Net income	$1,300	$488
Adjustments to reconcile net income to total cash provided by operations
Gain on sale, loans	(2)	(8)
Amortization of debt issuance costs	17	16
Provision for credit losses	330	110
REO – gain on disposal	(309)	—
Change in operating assets and liabilities
Loan payments in trust	(15)	7
Accrued interest	(391)	(3)
Prepaid interest	—	(11)
Prepaid expenses	(52)	(32)
Other receivable	147	3
Accounts payable and accrued liabilities	(15)	(78)
Payable to related parties	(6)	(25)
Total adjustments	(296)	(21)
Total cash provided by operations	$1,004	$467

Supplemental disclosures of cash flow information – REO
Non-cash investing activities
Real estate acquired by foreclosure	$900	$—
Other liabilities, net assumed at acquisition	(201)	—
REO acquired, net of payables and other liabilities assumed at possession	699	—

The accompanying notes are an integral part of these unaudited financial statements.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2026 (unaudited)

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

In the opinion of management of RMC, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly and accurately the financial information included therein. These unaudited financial statements should be read in conjunction with the audited financial statements included in the company’s Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results to be expected for the full year.

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

June 30, 2026 (unaudited)

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

June 30, 2026 (unaudited)

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

June 30, 2026 (unaudited)

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

June 30, 2026 (unaudited)

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2026 (unaudited)

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

June 30, 2026 (unaudited)

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

The amount of qualifying costs attributable to RMI IX incurred by RMC was approximately $171 thousand and $148 thousand in the three months ended June 30, 2026 and 2025, respectively, and $314 thousand and $288 thousand in the six months ended June 30, 2026 and 2025, respectively.

Loan administrative fees

The manager is entitled to receive a loan administrative fee of up to one percent (1%) of the principal amount of each new loan funded or acquired for services rendered in connection with the selection and underwriting of loans payable upon the closing or acquisition of each loan. Since August 2015, RMC, at its sole discretion, has waived loan administrative fees on new originations. The total amount of loan administrative fees waived was approximately $44 thousand and $110 thousand in the three months ended June 30, 2026 and 2025, respectively, and $110 thousand and $212 thousand in the six months ended June 30, 2026 and 2025, respectively.

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

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2026 (unaudited)

Formation loan transactions for the six months ended June 30 are presented in the following table ($ in thousands).

	2026	2025
Balance, January 1	$2,590	$2,694
Payments received from RMC	(208)	(104)
Balance, June 30	$2,382	$2,590

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

Redemptions of members’ capital

Redemptions of members’ capital were approximately $783 thousand and $834 thousand for the three months ended June 30, 2026 and 2025 and $1.6 million and $1.7 million for the six months ended June 30, 2026 and 2025, respectively.

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

Redemptions of members’ capital received by the manager and unpaid at June 30, 2026 approximated $29.5 million, of which,

•
$26.6 million were received at or prior to March 31, 2026; and
•
$2.9 million were received in the quarter ended June 30, 2026 (and will be eligible at September 30, 2026).

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

As of June 30, 2026, approximately 45% of investors have received their full allocation of O&O and will not receive further allocations. O&O allocations are expected to continue to eligible investors through 2029.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2026 (unaudited)

Unallocated O&O transactions for the six months ended June 30 are summarized in the following table ($ in thousands).

	2026	2025
Balance, January 1	$230	$471
O&O expenses allocated	(68)	(113)
O&O expenses paid by RMC(1)	(5)	(11)
Balance, June 30	$157	$347

(1)
RMC is obligated per the Operating Agreement to repay RMI IX for the amount of unallocated O&O expenses attributed to a member’s capital account if the member redeems prior to the 40 quarterly allocations. RMC estimated its future obligation to repay unallocated O&O expenses on scheduled redemptions as of June 30, 2026, to be approximately $3 thousand.

Other related party transactions

-
Payable to/receivable from related parties

From time to time, in the normal course of business operations, the company may have payables to and/or receivables from related parties. At June 30, 2026, the payable to related parties balance of approximately $60 thousand consisted exclusively of accounts payable to the manager.

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

No loans were transferred to or from related mortgage funds in the six months ended June 30, 2026 and 2025.

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years. See Note 3 (Manager and Other Related Parties) for a description of loans transferred by executed assignments between the related mortgage funds.

The company’s loans are primarily secured by real estate in coastal California metropolitan areas. The portfolio segments are first and second trust deeds mortgages and the key credit quality indicator is the LTV. First mortgages are predominant, but second lien deeds of trust are not infrequent nor insignificant. First-mortgage loans comprised 85% of the portfolio at June 30, 2026 (86% at December 31, 2025).

Secured loans unpaid principal balance (principal)

Secured loan transactions for the three and six months ended June 30, 2026 are summarized in the following table ($ in thousands).

	2026			2025
	Total	First Trust Deeds	Second Trust Deeds	Total	First Trust Deeds	Second Trust Deeds
Principal, beginning of year	$58,163	$49,788	$8,375	$53,475	$46,945	$6,530
Loans funded	10,966	10,216	750	15,002	14,031	971
Principal collected(1)	(11,482)	(10,857)	(625)	(23,292)	(21,197)	(2,095)
Loan foreclosed	(955)	(955)	—	—	—	—
Loans transferred from held for sale	—	—	—	1,065	1,065	—
Loans sold to non-affiliate	(3,375)	(2,625)	(750)	(1,065)	(1,065)	—
Principal, end of period	$53,317	$45,567	$7,750	$45,185	$39,779	$5,406

(1)
Includes principal collected and held in trust at June 30, 2026 of $2 thousand.

The company renewed no maturing (or matured) loans in the six months ended June 30, 2026.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2026 (unaudited)

In the three and six months ended June 30, 2026, two loans with principal of approximately $1.6 million and four loans with principal of approximately $3.4 million were sold to an unaffiliated third party, respectively. The company recognized a gain of approximately $2 thousand, net of the commission.

As of June 30, 2026, there were no commitments to lend outstanding and no construction or rehabilitation loans outstanding.

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	June 30,	December 31,
	2026	2025
Number of secured loans	31	36
First trust deeds	26	30
Second trust deeds	5	6

Secured loans – principal	$53,317	$58,163
First trust deeds	$45,567	$49,788
Second trust deeds	$7,750	$8,375

Secured loans – lowest interest rate (fixed)	7.8%	7.8%
Secured loans – highest interest rate (fixed)	12.8%	12.8%

Average secured loan – principal	$1,720	$1,616
Average principal as percent of total principal	3.2%	2.8%
Average principal as percent of members’ and manager’s capital, net	2.8%	2.6%
Average principal as percent of total assets	2.9%	2.7%

Largest secured loan – principal	$7,400	$7,400
Largest principal as percent of total principal	13.9%	12.7%
Largest principal as percent of members’ and manager’s capital, net	12.2%	12.0%
Largest principal as percent of total assets	12.3%	12.5%

Smallest secured loan – principal	$186	$194
Smallest principal as percent of total principal	0.3%	0.3%
Smallest principal as percent of members’ and manager’s capital, net	0.3%	0.3%
Smallest principal as percent of total assets	0.3%	0.3%

California counties where security is located	11	12
Largest percentage of principal in one California county	25.2%	26.6%

Secured loans with filed notice of default	1	1
Secured loans in foreclosure – principal	$990	$955

Secured loans with prepaid interest	—	—

As of June 30, 2026, 23 loans with an aggregate principal of approximately $47.2 million provide for monthly payments of interest only, with the principal due at maturity, and 8 loans with an aggregate principal of approximately $6.1 million (representing 11% of the aggregate principal of the company’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal due at maturity.

As of June 30, 2026, RMI IX’s largest loan with principal of $7.4 million, has an LTV at origination (OLTV) of 59%, and is in first lien position. The loan is secured by a redevelopment site located in San Diego County, California with an interest at 12.50%, matured on March 1, 2026 and is delinquent on monthly payments. The borrower is offering the site for sale.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2026 (unaudited)

Lien position/OLTV

Secured loans at the below balance sheet date, had lien positions at funding as presented in the following table ($ in thousands).

	June 30, 2026			December 31, 2025
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	26	$45,567	85%	30	$49,788	86%
Second trust deeds	5	7,750	15	6	8,375	14
Total principal, secured loans	31	53,317	100%	36	58,163	100%
Liens due other lenders at loan closing		15,887			21,055
Total debt		$69,204			$79,218
Appraised property value at loan closing		$133,033			$147,542
OLTV (weighted average)		54.7%			55.7%

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

Secured loans, principal by OLTV and lien position at June 30, 2026 are presented in the following table ($ in thousands).

	Secured loans, principal
OLTV(2)	First trust deeds	Percent	Count	Second trust deeds	Percent	Count	Total principal	Percent
<40%	$6,774	12.7%	6	$1,100	2.1%	1	$7,874	14.8%
40-49%	—	0.0	—	—	0.0	—	—	0.0
50-59%	17,486	32.8	8	4,800	9.0	2	22,286	41.8
60-69%	17,409	32.7	8	1,250	2.3	1	18,659	35.0
Subtotal <70%	41,669	78.2	22	7,150	13.4	4	48,819	91.6

70-79%	3,898	7.3	4	600	1.1	1	4,498	8.4
Subtotal <80%	45,567	85.5	26	7,750	14.5	5	53,317	100.0

≥80%	—	0.0	—	—	0.0	—	—	0.0

Total	$45,567	85.5%	26	$7,750	14.5%	5	$53,317	100.0%

(2)
OLTV classifications in the table above are based on principal, advances and interest unpaid at June 30, 2026.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2026 (unaudited)

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	June 30, 2026			December 31, 2025
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(3)	8	$6,814	13%	8	$9,369	16%
Commercial
Office	2	5,983	11	4	6,908	12
Retail	5	7,457	14	6	6,921	12
Industrial	4	11,022	21	4	11,024	18
Commercial – Other	6	14,025	26	6	14,899	26
Commercial Total	17	38,487	72	20	39,752	68
Multi-family	6	8,016	15	8	9,042	16
Total principal, secured loans	31	$53,317	100%	36	$58,163	100%

(3)
Single family includes 1-4 unit residential buildings, condominium units, townhouses and condominium complexes. At June 30, 2026, single family consists of six loans with an aggregate principal of approximately $5.1 million that are owner occupied and two loans with an aggregate principal of approximately $1.8 million that are non-owner occupied. At December 31, 2025, single family consisted of four loans with an aggregate principal of approximately $6.0 million that are owner occupied and four loans with an aggregate principal of approximately $3.4 million that are non-owner occupied.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2026 (unaudited)

Distribution of secured loans - principal by California counties

The distribution of secured loans within California by counties is presented in the following table ($ in thousands).

	June 30, 2026		December 31, 2025
	Principal	Percent	Principal	Percent
San Francisco Bay Area(4)
San Francisco	$7,863	14.7%	$7,863	13.5%
San Mateo	4,500	8.4	5,455	9.4
Santa Clara	4,733	8.9	4,733	8.1
Alameda	3,561	6.7	6,821	11.7
Contra Costa	—	0.0	319	0.6
Napa	632	1.2	632	1.1
Marin	—	0.0	400	0.7
	21,289	39.9	26,223	45.1
Other Northern California

Placer	1,007	1.9	—	0.0
Santa Cruz	—	0.0	1,410	2.4
Yolo	2,500	4.7	—	0.0
	3,507	6.6	1,410	2.4
Northern California total	24,796	46.5	27,633	47.5

Southern California Coastal
Los Angeles	13,441	25.2	15,448	26.6
San Diego	8,139	15.2	8,141	14.0
	21,580	40.4	23,589	40.6
Other Southern California
Riverside	2,025	3.8	2,025	3.5
San Luis Obispo	4,675	8.8	4,675	8.0
	6,700	12.6	6,700	11.5
Southern California total	28,280	53.0	30,289	52.1
California total	53,076	99.5	57,922	99.6
Illinois(5)	241	0.5	241	0.4
Total principal, secured loans	$53,317	100.0%	$58,163	100.0%

(4)
Includes Silicon Valley
(5)
The loan with collateral in Illinois is the balance remaining from a loan with principal at funding of $2.9 million that was secured by a multi-family property in San Francisco County.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2026 (unaudited)

Scheduled maturities/Secured loans - principal

Secured loans scheduled to mature in periods as of and after June 30, 2026, are presented in the following table ($ in thousands).

	First Trust Deeds		Second Trust Deeds		Total
	Loans	Principal	Loans	Principal	Loans	Principal	Percent
2027	12	19,902	2	$3,125	14	$23,027	43%
2028	2	1,356	1	2,775	3	4,131	8
2029	2	5,239	—	—	2	5,239	10
2030	2	2,709	—	—	2	2,709	5
2033	1	392	—	—	1	392	1
Thereafter	1	186	—	—	1	186	0
Total scheduled maturities	20	29,784	3	5,900	23	35,684	67
Matured(6)(7)	6	15,783	2	1,850	8	17,633	33
Total principal, secured loans	26	$45,567	5	$7,750	31	$53,317	100%

(6)
See Delinquency/Secured loans with payments in arrears below for additional information on matured loans.
(7)
A matured loan with principal of $4.7 million (past due 180 or more days at June 30, 2026) defaulted on a payment agreement entered into in 2026.

Scheduled maturities are presented based on the most recent in-effect agreement with the borrower, including forbearance agreements, if any. As a result, matured loans at June 30, 2026, for the scheduled maturities table above may differ from the same captions in the tables of delinquencies and payment in arrears presented below that do not consider forbearance agreements. For matured loans, the company may continue to accept payments while pursuing collection of principal or while negotiating an extension of the maturity date. Loans are written without a prepayment penalty causing an uncertainty/a lack of predictability as to the expected duration versus the scheduled maturity.

One loan included above with principal of $4.4 million ($9.1 million at funding) at June 30, 2026 has payment terms that provide for principal reductions upon the sale of the office condominiums. Sales commenced in 2024 resulting in principal reductions of $4.7 million through the second quarter of 2026. Another loan included above with principal of $3.6 million ($4.6 million at funding) at June 30, 2026 has payment terms that provide for principal reductions upon the sale of individual tenants in common (TIC) units. Sales commenced in 2025 resulting in principal reduction of $1.0 million through the second quarter of 2026. The maturity table above does not reflect these periodic principal payments, which will result in an acceleration of the payoff of the loan as or if they continue to occur.

Delinquency/Secured loans

Secured loans principal summarized by payment-delinquency status are presented in the following table ($ in thousands).

	June 30, 2026		December 31, 2025
	Loans	Principal	Loans	Principal
Current	22	$33,784	25	$36,688
Past Due
30-89 days	1	1,900	3	11,450
90-179 days	—	—	3	2,114
180 or more days(8)(9)	8	17,633	5	7,911
Total past due	9	19,533	11	21,475
Total principal, secured loans	31	$53,317	36	$58,163

(8)
See Delinquency/Secured loans with payments in arrears below for additional information on matured loans.
(9)
A matured loan with principal of $4.7 million (past due 180 or more days at June 30, 2026) defaulted on a payment agreement entered into in 2026.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2026 (unaudited)

Seven of the nine loans past due at June 30, 2026, were in first lien position and had principal payments in arrears of approximately $15.8 million. The remaining two loans past due at June 30, 2026, were in second lien position and had principal payments in arrears of approximately $1.8 million. Eight of the eleven loans past due at December 31, 2025 were in first lien position and had principal payments in arrears of approximately $7.5 million. The remaining three loans past due at December 31, 2025 were in second lien position and had principal payments in arrears of approximately $2.5 thousand.

Delinquency/Secured loans with payments in arrears

Secured loans with payments in arrears (nine loans), principal by OLTV and lien position at June 30, 2026 are presented in the following table ($ in thousands).

	Secured loans with payments in arrears, principal
OLTV(10)	First trust deeds	Percent(11)	Second trust deeds	Percent(11)	Total principal	Percent(11)
50-59%	$1,900	3.6%	$—	0.0	$1,900	3.6%
60-69%	14,160	26.6	1,250	2.3	15,410	28.9
70-79%	1,623	3.0	600	1.1	2,223	4.1
Subtotal <80%	17,683	33.2	1,850	3.4	19,533	36.6

≥80%	—	0.0	—	0.0	—	0.0

Total	$17,683	33.2%	$1,850	3.4%	$19,533	36.6%

(10)
OLTV classifications in the table above are based on principal, advances and interest unpaid at June 30, 2026.
(11)
Percent of total principal, secured loans ($53.3 million) at June 30, 2026.

Payments in arrears for secured loans at June 30, 2026 are presented in the following tables ($ in thousands).

	Loans		Principal		Interest(12)
At June 30, 2026	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	—	1	$—	$—	$—	$16	$16
90-179 days (4-6 payments)	—	—	—	—	—	—	—
180 or more days (more than 6 payments)(13)	8	—	17,633	—	794	—	18,427
Total past due	8	1	$17,633	$—	$794	$16	$18,443

(12)
June 2026 interest is due July 1, 2026 and is not included in the payments in arrears at June 30, 2026.
(13)
A matured loan with principal of $4.7 million (past due 180 or more days at March 31, 2026) defaulted on a payment agreement entered into in 2026.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2026 (unaudited)

Matured loans, principal by OLTV and lien position at June 30, 2026 are presented in the following table ($ in thousands).

	Secured loans past maturity, principal
OLTV(14)	First trust deeds	Percent(15)	Second trust deeds	Percent(15)	Total principal	Percent(15)
60-69%	$14,160	26.6%	$1,250	2.3%	$15,410	28.9%
70-79%	1,623	3.0	600	1.1	2,223	4.1
Subtotal <80%	15,783	29.6	1,850	3.4	17,633	33.0

≥80%	—	0.0	—	0.0	—	0.0

Total	$15,783	29.6%	$1,850	3.4%	$17,633	33.0%

(14)
OLTV classifications in the table above are based on principal, advances and interest unpaid at June 30, 2026.
(15)
Percent of total principal of secured loans (totaling $53.3 million) at June 30, 2026.

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

The $17.6 million of matured loans is comprised of the following eight loans.

•
In Palo Alto (Santa Clara county), a loan (first lien) with principal of $4.7 million matured October 2023 and had only the principal owing at October 31, 2025. The loan balance at June 30, 2026 was $4.8 million. Property taxes owed at June 30, 2026 approximate $228 thousand. The collateral is land and a vacant office building that appraised for $6.2 million in October 2025. The borrower defaulted on a payment agreement entered into in 2026.
•
In San Francisco, a loan (first lien) with principal of $990 thousand matured in December 2025 and had a loan balance of $1.2 million at June 30, 2026. The collateral is a three-unit mixed use building that appraised for $1.2 million in September 2025. The loan had payments in arrears of 180 or more days. Approximately $90 thousand of property taxes were advanced in March 2026. The property was acquired by the company at foreclosure sale in July 2026.
•
In Livermore (Alameda county), a loan (first lien) with principal of $1.2 million matured in October 2025. The borrower was 90 days delinquent on monthly payments as of June 30, 2026. The collateral is a commercial condominium that appraised for $1.8 million in August 2022. In July 2026, the borrower signed an agreement and made a payment of $154 thousand to bring the monthly payments current. The payment included $99 thousand of post maturity interest. The borrower agreed to pay the loan in full prior to August 31, 2026.
•
In Napa, a loan (first lien) with principal of $633 thousand matured in December 2024 and had a loan balance of $674 thousand at June 30, 2026. The collateral is a single-family residence that appraised for $970 thousand in December 2025. The borrower is 180 or more days delinquent on monthly payments.
•
In Los Angeles, a loan (second lien) with principal of $1.3 million matured in December 2025. The borrower is making monthly payments. The collateral is an office building that appraised for $8.1 million in August 2025, with senior debt of $4.4 million at origination of the RMI IX loan in August 2025.
•
In Los Angeles, a loan (second lien) with principal of $600 thousand matured in April 2025. The borrower is 90 days delinquent on monthly payments. The collateral is a multi-family building that appraised for $6.2 million in October 2019, with senior debt of $3.8 million at origination of the loan in March 2020. The first lien holder filed an NOD (notice of default) (May 2026) and RMI IX filed a NOD (June 2026). In June 2026, RMI IX received court approval to appoint a receiver.
•
In San Diego, a loan (first lien) with principal of $7.4 million matured in March 2026. The borrower was 180 or more days delinquent on monthly payments as of June 30, 2026. The collateral is a redevelopment site that appraised for $12.5 million in January 2025.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2026 (unaudited)

•
In San Francisco, a loan (first lien) with principal of $858 thousand matured in January 2026. The borrower is making monthly payments. The collateral is a warehouse that appraised for $1.2 million in December 2025. Pursuant to an agreement dated August 3, 2026, the loan will mature in June 2027.

Non-accrual status/Secured loans

Secured loans in non-accrual status are summarized in the following table ($ in thousands).

	June 30, 2026	December 31, 2025
Number of loans(16)	4	4
Principal	$6,955	$7,311
Advances	155	63
Accrued interest(17)	118	112
Total recorded investment	$7,228	$7,486
Foregone interest	$282	$170

(16)
A matured loan with principal of $4.7 million (past due 180 or more days at June 30, 2026) defaulted on a payment agreement entered into in 2026.
(17)
Accrued interest in the table above is the amount of interest accrued prior to the loan being placed on non-accrual status, net of any payments received while in non-accrual status. Interest income of $79 thousand was recognized for loans in non-accrual status in the six months ended June 30, 2026. Interest income of $41 thousand was recognized for loans in non-accrual status in the six months ended June 30, 2025.

Provision/allowance for credit losses

Activity in the allowance for credit losses for the six months ended June 30 are presented in the following table ($ in thousands).

	2026	2025
Balance, January 1	$545	$210
Provision for credit losses	330	110
Charge-offs(18)	(295)	—
Balance, June 30	$580	$320

(18)
The charge-off in the six months ended June 30, 2026 resulted from the company acquiring REO via a foreclosure sale.

Each secured loan is reviewed quarterly for its delinquency, LTV adjusted for the most recent valuation of the underlying collateral, remaining term to maturity, borrower’s payment history and other factors.

At June 30, 2026, three loans with aggregate principal of $6.3 million were deemed collateral dependent. Two are in first lien position. One is in second lien position. The increase in the provision for credit losses in the six months ended June 30, 2026 compared to the same period in 2025 is due to a decrease in the expected net proceeds to the company for a matured and collateral-dependent second-lien loan due to a decline in the fair value of the collateral.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2026 (unaudited)

Secured loans count, principal and weighted average OLTV at June 30, 2026 and the projected year-end count, principal and weighted average OLTV based on contractual maturities (by lien position) are presented in the following table ($ in thousands).

				First Trust Deeds			Second Trust Deeds
	Loans	Principal	OLTV	Loans	Principal	OLTV	Loans	Principal	OLTV
June 30, 2026	31	$53,317	54.7%	26	$45,567	54.5%	5	$7,750	55.5%

December 31,
2026	23	35,684	50.9	20	29,784	50.9	3	5,900	51.1
2027	9	12,657	54.8	8	9,882	53.4	1	2,775	59.7
2028	6	8,526	52.8	6	8,526	52.8	—	—	0.0
2029	4	3,288	46.7	4	3,288	46.7	—	—	0.0
2030	2	579	22.4	2	579	22.4	—	—	0.0
2033	1	186	31.6	1	186	31.6	—	—	0.0
2035	—	—	0.0	—	—	0.0	—	—	0.0

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

One loan included above with principal of $4.4 million ($9.1 million at funding) at June 30, 2026 has payment terms that provide for principal reductions upon the sale of the office condominiums. Sales commenced in 2024 resulting in principal reductions of $4.7 million through the second quarter of 2026. Another loan included above with principal of $3.6 million ($4.6 million at funding) at June 30, 2026 has payment terms that provide for principal reductions upon the sale of individual tenants in common (TIC) units. Sales commenced in 2025 resulting in principal reduction of $1.0 million through the second quarter of 2026. The maturity table above does not reflect these periodic principal payments, which will result in an acceleration of the payoff of the loan as or if they continue to occur.

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

June 30, 2026 (unaudited)

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

NOTE 5 – REAL ESTATE OWNED (REO)

REO transactions and valuation adjustments during the six months ended June 30 are summarized in the following tables ($ in thousands).

2026
REO
Balance, beginning of year	$—
Acquisitions from foreclosure	756
Dispositions	(756)
Balance, June 30	$—

RMI IX had no REO in 2025. The single property in San Mateo County (a vacated restaurant) with a net carrying value of approximately $756 thousand, acquired by foreclosure sale on January 7, 2026 was sold on May 15, 2026 at $1.1 million with a gain on sale of $309 thousand.

Another single property in San Francisco County (a three-unit mixed use building) with a net carrying value of approximately $1.0 million was acquired at foreclosure sale on July 9, 2026.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2026 (unaudited)

NOTE 6 – LINE OF CREDIT

Activity involving the line of credit during the six months ended June 30 is presented in the following table ($ in thousands).

	2026	2025
Balance, January 1	$—	$4,000
Advances	1,900	2,000
Repayments	—	(6,000)
Balance, June 30	$1,900	$—
Line of credit – average daily balance	$1,753	$492

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

Under the terms of the credit agreement, RMI IX can borrow up to a maximum principal of $10 million pursuant to a line of credit subject to a borrowing base calculation set forth in the credit agreement and the amounts advanced are secured by a first priority security interest in the notes and deeds of trust of the pledged loans in the borrowing base. At June 30, 2026, aggregate principal of pledged loans was approximately $4.8 million, with a maximum allowed advance thereon of approximately $10 million, subject to the borrowing base calculation. The maturity date of the credit agreement, as extended by the 2026 modification agreement, is March 13, 2028. Interest on the outstanding principal is payable monthly and accrues at the annual rate that is the greater of: (i) the one-month Term SOFR Reference Rate (‘Term SOFR’) plus three and one-half percent (3.5%) and (ii) six percent (6.0%). Term SOFR is published for loans in United States dollars by CME Group Benchmark Administration Limited and is obtained from Bloomberg Financial Services Systems with the code TSFR1M or, if no longer available, any similar or successor publication selected by WAB.

The credit agreement contains customary events of default for facilities of its type. At June 30, 2026, the loan payment delinquency – as determined by the terms of the credit agreement – was 28.51%, which exceeded the 20% maximum loan delinquency rate allowed under credit agreement. As the company was not in compliance with this covenant, it could not access the credit agreement for any additional borrowings as of June 30, 2026.

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

For each calendar quarter during which the aggregate average daily outstanding principal is less than fifty percent (50%) of the maximum credit amount of $10 million, there is a quarterly unused line fee equal to one-half of one percent (0.50%) per annum of the average daily difference between the average principal outstanding and fifty percent (50%) of the maximum credit amount of $10 million. For six months ended June 30, 2026, the unused line fee expense was $8 thousand.

The fair value of the balance on the line of credit is deemed to approximate the recorded amount as the interest rate and the other terms and conditions, including the two-year term, of the credit agreement as then in effect was reflective of market rate terms (Level 2 inputs).

The debt issuance costs of approximately $66 thousand from the credit agreement, as in effect on June 30, 2026, are being amortized on a straight line basis over the two-year term. Amortized debt issuance costs included in interest expense approximated $8 thousand for the three months ended June 30, 2026 and 2025 and $16 thousand for the six months ended June 30, 2026 and 2025.

REDWOOD MORTGAGE INVESTORS IX, LLC

Notes to Financial Statements

June 30, 2026 (unaudited)

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

Commitments

Note 3 (Manager and Other Related Parties) presents a detailed discussion of the company’s contractual obligations to RMC and scheduled redemptions of members’ capital at June 30, 2026.

Legal proceedings

As of June 30, 2026, the company was not involved in any legal proceedings or governmental proceedings other than those that would be considered part of the normal course of business as discussed below and no such legal proceedings were terminated during the second quarter of 2026.

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

NOTE 8 – SUBSEQUENT EVENTS

The manager evaluated events subsequent to June 30, 2026 and determined that there were no events or transactions occurring during this reporting period other than those disclosed in Note 4 – Loans that require recognition or disclosure in the unaudited financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), filed with the U.S. Securities and Exchange Commission (or SEC). The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operations results to be expected for the full year.

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

Results of Operations

The following discussion describes our results of operations for the three and six months ended June 30, 2026.

Key Performance Indicators

Key performance indicators as of and for the six months ended June 30, 2026 and 2025 are presented in the following tables ($ in thousands).

	2026	2025
Members’ capital, gross – end of period balance	$60,412	$63,307
Members’ capital, gross – average daily balance	$61,507	$65,548

Member redemptions(1)	$1,582	$1,674

Secured loans principal – end of period balance	$53,317	$45,185
Secured loans principal – average daily balance	$56,879	$46,963

First trust deeds	26	23
Principal – first trust deeds	$45,567	$39,779
Weighted average OLTV – first trust deeds(2)	54.6%	55.9%

Second trust deeds	5	6
Principal – second trust deeds	$7,750	$5,406
Weighted average OLTV – second trust deeds(2)	55.5%	53.9%

Interest income	$2,781	$2,137
Portfolio interest rate(3)	10.2%	10.0%
Effective rate(4)	9.8%	9.1%

Line of credit – end of period balance	$1,900	$—
Line of credit – average daily balance(5)	$1,753	$492

Line of credit – interest expense	$63	$19
Line of credit – interest rate (5)	7.1%	7.8%

Provision for credit losses	$330	$110

Non-interest income – Gain on sale of REO	$309	$—

Total operations expense	$1,391	$1,519

Net income(9)	$1,300	$488
Percent of average members’ capital(6)(7)	4.2%	1.5%

Member distributions	$1,013	$1,384
Percent of average members’ capital(6)(8)	3.3%	4.2%

(1)
Redemption requests at June 30, 2026 were approximately $29.5 million and are carried forward to subsequent quarters until paid. See Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report for a detailed discussion of redemptions of members’ capital.
(2)
The LTVs use the fair value at origination of the loans (OLTV). See table below for LTVs based on updated collateral fair market values and loan balances
(3)
Stated note interest rate, weighted daily average (annualized).
(4)
Percent of secured loans – average daily balance (annualized).
(5)
Stated note interest rate. See Note 6 (Line of Credit) to the financial statements included in Part 1, Item 1 of this report for a presentation of the activity and discussion of the terms and conditions of the loan agreement.
(6)
Percent of members’ capital, gross – average daily balance (annualized).
(7)
Percent based on the net income available to members (excluding 1% allocated to manager).
(8)
Members Distributions is net of O&O expenses allocated to members’ accounts during the year.

Key performance indicators as of and for the three months ended June 30, 2026 and 2025 are presented in the following table ($ in thousands).

	2026	2025
Members’ capital, gross – end of period balance	$60,412	$63,307
Members’ capital, gross – average daily balance	$61,119	$65,137

Member redemptions(1)	$783	$834

Secured loans principal – end of period balance	$53,317	$45,185
Secured loans principal – average daily balance	$54,849	$45,208

First trust deeds	26	23
Principal – first trust deeds	$45,567	$39,779
Weighted average OLTV – first trust deeds(2)	54.6%	55.9%

Second trust deeds	5	6
Principal – second trust deeds	$7,750	$5,406
Weighted average OLTV – second trust deeds(2)	55.5%	53.9%

Interest income	$1,377	$1,058
Portfolio interest rate(3)	10.2%	10.1%
Effective rate(4)	10.0%	9.4%

Line of credit – end of period balance	$1,900	$—
Line of credit – average daily balance(5)	$1,900	$—

Line of credit – interest expense	$34	$—
Line of credit – interest rate (5)	7.1%	7.8%

Provision for credit losses	$330	$110

Non-interest income – Gain on sale of REO	$309	$—

Total operations expense	$671	$671

Net income	$645	$271
Percent of average members’ capital(6)(7)	4.2%	1.6%

Member distributions	$504	$671
Percent of average members’ capital(6)(8)	3.3%	4.1%

(1)
Redemption requests at June 30, 2026 were approximately $29.5 million and are carried forward to subsequent quarters until paid. See Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report for a detailed discussion of redemptions of members’ capital.
(2)
The LTVs use the fair value at origination of the loans (OLTV). See table below for LTVs based on updated collateral fair market values and loan balances
(3)
Stated note interest rate, weighted daily average (annualized).
(4)
Percent of secured loans – average daily balance (annualized).
(5)
Stated note interest rate. See Note 6 (Line of Credit) to the financial statements included in Part 1, Item 1 of this report for a presentation of the activity and discussion of the terms and conditions of the loan agreement.
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

Redemptions of members’ capital received by the manager and unpaid at June 30, 2026 approximated $29.5 million, of which,

•
$26.6 million were received at or prior to March 31, 2026; and
•
$2.9 million were received in the quarter ended June 30, 2026 (and will be eligible at September 30, 2026).

Secured loans

Loan origination for the six months ended June 30, 2026 decreased by approximately $4.0 million compared to the same period in 2025. The decrease is primarily due to the timing of payoffs during the quarter and the limitation of new draws on the line of credit until the company’s loan payment delinquency rate is compliant with the covenants of the credit agreement.

Secured loans, principal, advances and interest unpaid, by LTV and lien position

LTVs presented in the following tables have been updated for changes in fair values of the collateral as indicated by appraisals, broker opinion of value, or other external market evidence received by the manager after the origination of the loan, if any.

Secured loans, principal by LTV and lien position at June 30, 2026 are presented in the following table ($ in thousands).

	Secured loans, principal
LTV(1)	First trust deeds	Percent(2)	Second trust deeds	Percent(2)	Total principal	Percent(2)
<40%	$6,774	12.7%	$1,100	2.1%	$7,874	14.8%
40-49%	—	0.0	—	0.0	—	0.0
50-59%	17,486	32.8	4,800	9.0	22,286	41.8
60-69%	11,819	22.2	1,250	2.3	13,069	24.5
Subtotal <70%	36,079	67.7	7,150	13.4	43,229	81.1

70-79%	8,498	16.0	—	0.0	8,498	16.0
Subtotal <80%	44,577	83.7	7,150	13.4	51,727	97.1

≥80%(3)	990	1.8	600	1.1	1,590	2.9

Total	$45,567	85.5%	$7,750	14.5%	$53,317	100.0%

(1)
LTV classifications in the table above are based on the sum of principal, advances and interest unpaid at June 30, 2026.
(2)
Percent of secured loans principal, end of period balance.
(3)
See the table below for specific details of the loans that have an LTV over 80%.

Secured loans (loan balance), with payments in arrears, by LTV and lien position at June 30, 2026 are presented in the following table ($ in thousands).

	Secured loans with payments in arrears, principal
LTV(4)	First trust deeds	Percent(5)	Second trust deeds	Percent(5)	Total principal	Percent(5)
50-59%	$1,900	3.6%	$—	0.0	$1,900	3.6%
60-69%	8,570	16.1	1,250	2.3	9,820	18.4
70-79%	6,223	11.7	—	0.0	6,223	11.7
Subtotal <80%	16,693	31.4	1,250	2.3	17,943	33.7

≥80%	990	1.8	600	1.1	1,590	2.9

Total	$17,683	33.2%	$1,850	3.4%	$19,533	36.6%

(4)
LTV classifications in the table above are based on the sum of principal, advances and interest unpaid at June 30, 2026.
(5)
Percent of secured loans principal, end of period balance.

The $19.5 million of loans with payments in arrears is comprised of the following nine loans.

•
In San Francisco (LTV 110%, principal $990 thousand), a three-unit mixed use building (first lien deed of trust) – The loan matured in December 2025, and the borrower is 180 days or more delinquent on monthly payments. The property was acquired by the company via foreclosure in July 2026.

•
In Los Angeles (LTV 87%, principal $600 thousand), a multi-family building (second lien deed of trust) – The loan matured in April 2025 and the borrower is 90 days delinquent on monthly payments. The first lien holder filed an NOD (May 2026) and RMI IX filed a NOD (June 2026). In June 2026, RMI IX received court approval to appoint a receiver.
•
In Palo Alto, Santa Clara County (LTV 79%, principal $4.7 million), an office building with approved plans for a senior living housing facility (first lien deed of trust) – The loan matured in October 2023. The borrower defaulted on a payment agreement entered into in 2026.
•
In Napa (LTV 74%, principal $633 thousand), a single-family residence (first lien deed of trust) – The loan matured in December 2024, and the borrower is 180 days or more delinquent on monthly payments.
•
In Los Angeles (LTV 69%, principal $1.3 million), an office building (second lien deed of trust) – The loan matured in December 2025, and the borrower continues making monthly payments.
•
In Livermore, Alameda County (LTV 66%, principal $1.2 million), a commercial condominium (first lien deed of trust) – The loan matured in October 2025 and the borrower was 90 days delinquent on monthly payments. In July 2026, the borrower signed an agreement and made a payment of $154 thousand to bring the monthly payments current. The borrower agreed to pay the loan in full prior to August 31, 2026.
•
In San Diego (LTV 63%, principal $7.4 million), an industrial building (first lien deed of trust) – The borrower is 180 or more days delinquent on monthly payments. The loan matured in March 2026.
•
In San Francisco (LTV 75%, principal $858 thousand), a warehouse building (first lien deed of trust) – The loan matured in January 2026, and the borrower continues making monthly payments. Pursuant to an agreement dated August 3, 2026, the loan will mature in June 2027.
•
In Cambria, San Luis Obispo County (LTV 58%, principal $1.9 million) a retail property (first lien deed of trust) – The loan matures in January 2027, and the borrower is 30 days delinquent on monthly payments.

Payments in arrears for secured loans (i.e., principal and interest payments past due 30 or more days) for the above nine secured loans at June 30, 2026 totaled approximately $18.4 million of which approximately $17.6 million was principal and approximately $810 thousand was accrued interest.

Secured loans (loan balance) for matured loans, by LTV and lien position at June 30, 2026 are presented in the following table ($ in thousands).

	Secured loans past maturity, principal
LTV(6)	First trust deeds	Percent(7)	Second trust deeds	Percent(7)	Total principal	Percent(7)
60-69%	$8,570	16.1%	$1,250	2.3%	$9,820	18.4%
70-79%	6,223	11.7	—	0.0	6,223	11.7
Subtotal <80%	14,793	27.8	1,250	2.3	16,043	30.1

≥80%	990	1.8	600	1.1	1,590	2.9

Total	$15,783	29.6%	$1,850	3.4%	$17,633	33.0%

(6) LTV classifications in the table above are based on the sum of principal, advances and interest unpaid at June 30, 2026.

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

Performance overview/net income 2026 v. 2025

Net income available to members as a percent of members’ capital, gross – average daily balance (annualized) was 4.2% and 1.5% for the six months ended June 30, 2026 and 2025. Net income increased approximately $1.0 million (166.4%) for the six months ended June 30, 2026 as compared to the same period in 2025 primarily due to an increase in interest income of approximately $644 thousand (30.1%) and a decrease in operations expenses of approximately $128 thousand (8.4%), offset partially by an increase in interest expense of approximately $45 thousand (128.6%) and an increase in provision for credit losses of $20 thousand (18.2%).

The portfolio interest rate on secured loans increased by 0.2 percentage points to 10.2% since June 30, 2025. The effective yield rate increased by 0.7 percentage points to 9.8% due to an increase of approximately $82 thousand (136.7%) in the collection of post-maturity and foregone interest.

Analysis and discussion of income from operations 2026 v. 2025 (six months ended)

Significant changes to net income for the six months ended June 30, 2026 and 2025 are summarized in the following table ($ in thousands).

	Net interest income	Provision for credit losses	Operations expense	Net income
Six months ended
June 30, 2026	$2,701	330	1,391	$1,300
June 30, 2025	2,102	110	1,519	488
Change	$599	220	(128)	$812

Change
Increase in secured loans principal - average daily balance	$448	—	10	$438
Increase in effective yield	196	—	—	196
Decrease in members’ capital - average daily balance	—	—	(16)	16
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	39	(39)
Interest on line of credit	(45)	—	—	(45)
Allowance for credit losses, specific reserve	—	220	—	(220)
Late fees	—	—	—	2
Gain on sale, loans	—	—	—	(6)
Decrease in allocable expenses from RMC	—	—	(13)	13
REO holding costs	—	—	56	(56)
Gain on REO sales	—	—	—	309
Tax compliance services	—	—	(3)	3
Legal services	—	—	(21)	21
Timing of services rendered	—	—	3	(3)
Independent contractors	—	—	25	(25)
Audit services	—	—	(225)	225
Other	—	—	17	(17)
Change	$599	220	(128)	$812

The table above presents only the significant changes to net income for the period, and is not intended to cross-foot.

Net interest income

Net interest income increased approximately $599 thousand (28.5%) for the six months ended June 30, 2026 compared to the same period in 2025. The increase in net interest income is due to an increase in interest income of approximately $644 thousand (30.1%) due to an increase in the average daily balance – secured loans of approximately $9.9 million (21.1%) and an increase in the collection of post-maturity and foregone interest of approximately $82 thousand (136.7%), partially offset by an increase in interest expense due to utilizing the line of credit. See Key performance indicators table included above in Item 2 of this report for specific details of average interest rate on the line of credit.

Provision/allowance for credit losses

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for a detailed presentation of the provision/allowance for credit losses.

Operations expense

Significant changes to operations expense for the six months ended June 30, 2026 and 2025 are summarized in the following table ($ in thousands).

	Mortgage servicing fees	Asset management fees	Costs from RMC, net	Professional services	REO holding costs	Other	Total
Six months ended
June 30, 2026	$71	220	314	709	56	21	$1,391
June 30, 2025	61	236	288	902	—	32	1,519
Change	$10	(16)	26	(193)	56	(11)	$(128)

Change
Increase in secured loans principal - average daily balance	$10	—	—	—	—	—	$10
Decrease in members’ capital - average daily balance	—	(16)	—	—	—	—	(16)
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	39	—	—	—	39
Decrease in allocable expenses from RMC	—	—	(13)	—	—	—	(13)
REO holding costs	—	—	—	—	56	—	56
Tax compliance services	—	—	—	(3)	—	—	(3)
Legal services	—	—	—	(21)	—	—	(21)
Timing of services rendered	—	—	—	3	—	—	3
Independent contractors	—	—	—	25	—	—	25
Audit services	—	—	—	(225)	—	—	(225)
Other	—	—	—	28	—	(11)	17
Change	$10	(16)	26	(193)	56	(11)	$(128)

Mortgage servicing fees

The increase in mortgage servicing fees of approximately $10 thousand for the six months ended June 30, 2026 as compared to the same period in 2025 was due to an increase in the average daily balance – secured loans of approximately $9.9 million at the annual mortgage servicing fee to RMC of 0.25%.

Asset Management Fees

The decrease in asset management fees of approximately $16 thousand was due to a decrease in the members’ capital base at year-end December 31, 2025 compared to year-end December 31, 2024. The decrease in the members’ capital base is due to quarterly redemptions made. Members’ capital is expected to continue to decrease as pending redemptions are paid out. See Redemptions in members’ capital above for detail on redemption requests received but unpaid as of June 30, 2026. The asset management fee is computed using the prior year end member’s capital base which is the then fair value of the company’s loans plus working capital reserves less outstanding debt.

Costs from RMC, net

RMC is entitled to request reimbursement for operations expense incurred on behalf of RMI IX, including without limitation, RMC’s personnel and non-personnel costs incurred for qualifying business activities, including investor services, accounting, tax and data processing, postage and out-of-pocket general and administration expenses.

The increase is primarily due to an increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC, partially offset by a reduction in allocable expenses incurred by RMC. The increase in capital as a percent of total related mortgage funds is expected to continue as a related mortgage fund winds-down.

Professional Services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The decrease in professional services of approximately $193 thousand for the six months ended June 30, 2026 compared to the same period in 2025 was because audit fees decreased approximately $225 thousand due to reduced services and change of vendor and legal fees decreased approximately $21 thousand due to less activities, partially offset by an increase in fees to independent contractors of approximately $25 thousand due to increased activities.

Analysis and discussion of income from operations 2026 v. 2025 (three months ended)

Significant changes to net income for the three months ended June 30, 2026 and 2025 are summarized in the following table ($ in thousands).

	Net interest income	Provision for credit losses	Operations expense	Net income
Three months ended
June 30, 2026	$1,334	330	671	$645
June 30, 2025	1,050	110	671	271
Change	$284	220	—	$374

Change
Increase in secured loans principal - average daily balance	$221	—	6	$215
Increase in effective yield	98	—	—	98
Decrease in members’ capital - average daily balance	—	—	(8)	8
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	17	(17)
Interest on line of credit	(35)	—	—	(35)
Late fees	—	—	—	(1)
Gain on sale, loans	—	—	—	2
Increase in allocable expenses from RMC	—	—	6	(6)
Allowance for credit losses, specific reserve	—	220	—	(220)
Timing of services rendered	—	—	3	(3)
REO holding costs	—	—	36	(36)
Gain on REO sales	—	—	—	309
Legal services	—	—	9	(9)
Independent contractors	—	—	16	(16)
Audit services	—	—	(105)	105
Other	—	—	20	(20)
Change	$284	220	—	$374

The table above presents only the significant changes to net income for the period, and is not intended to cross-foot.

Net interest income

Net interest income increased approximately $284 thousand (27.0%) for the three months ended June 30, 2026 compared to the same period in 2025. The increase in net interest income is due to an increase in interest income of approximately $319 thousand (30.2%) due to an increase in the average daily balance – secured loans of approximately $9.6 million (21.3%) and an increase in the collection of post-maturity and foregone interest of approximately $82 thousand (315.4%), partially offset by an increase in interest expense due to utilizing the line of credit. See Key performance indicators table included above in Item 2 of this report for specific details of average interest rate on the line of credit.

Provision/allowance for credit losses

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for a detailed presentation of the provision/allowance for credit losses.

Operations expense

Significant changes to operations expense for the three months ended June 30, 2026 and 2025 are summarized in the following table ($ in thousands).

	Mortgage servicing fees	Asset management fees	Costs from RMC, net	Professional services	REO holding costs	Other	Total
Three months ended
June 30, 2026	$35	110	171	313	36	6	$671
June 30, 2025	29	118	148	370	—	6	671
Change	$6	(8)	23	(57)	36	—	—

Change
Increase in secured loans principal - average daily balance	$6	—	—	—	—	—	$6
Decrease in members’ capital - average daily balance	—	(8)	—	—	—	—	(8)
Increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC	—	—	17	—	—	—	17
Increase in allocable expenses from RMC	—	—	6	—	—	—	6
REO holding costs	—	—	—	—	36	—	36
Legal services	—	—	—	9	—	—	9
Timing of services rendered	—	—	—	3	—	—	3
Independent contractors	—	—	—	16	—	—	16
Audit services	—	—	—	(105)	—	—	(105)
Other	—	—	—	20	—	—	20
Change	$6	(8)	23	(57)	36	—	—

Mortgage servicing fees

The increase in mortgage servicing fees of approximately $6 thousand for the three months ended June 30, 2026 as compared to the same period in 2025 was due to an increase in the average daily balance – secured loans of approximately $9.6 million at the annual mortgage servicing fee to RMC of 0.25%.

Asset Management Fees

The decrease in asset management fees of approximately $8 thousand was due to a decrease in the members’ capital base at year-end December 31, 2025 compared to year-end December 31, 2024. The decrease in the members’ capital base is due to quarterly redemptions made. Members’ capital is expected to continue to decrease as pending redemptions are paid out. See Redemptions in members’ capital above for detail on redemption requests received but unpaid as of June 30, 2026. The asset management fee is computed using the prior year end member’s capital base which is the then fair value of the company’s loans plus working capital reserves less outstanding debt.

Costs from RMC, net

RMC is entitled to request reimbursement for operations expense incurred on behalf of RMI IX, including without limitation, RMC’s personnel and non-personnel costs incurred for qualifying business activities, including investor services, accounting, tax and data processing, postage and out-of-pocket general and administration expenses.

The increase is primarily due to an increase in RMI IX capital as a percent of total related mortgage funds capital managed by RMC, partially offset by a reduction in allocable expenses incurred by RMC. The increase in capital as a percent of total related mortgage funds is expected to continue as a related mortgage fund winds-down.

Professional Services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The decrease in professional services of approximately $57 thousand for the three months ended June 30, 2026 compared to the same period in 2025 was because audit fees decreased approximately $105 thousand due to reduced services and change of vendor, partially offset by an increase of approximately $9 thousand in legal fees and an increase of approximately $16 thousand in fees to independent contractors due to increased activities.

Cash flows and liquidity

Cash flows by business activity for the six months ended June 30, 2026 and 2025 are presented in the following table ($ in thousands).

	2026	2025
Members’ capital
Distributions to members, net of DRIP	$(1,055)	$(1,398)
Redemptions, net	(1,582)	(1,674)
O&O expenses repaid by RMC	5	11
Cash – members’ capital, net	(2,632)	(3,061)

Borrowings
Line of credit borrowings (payments), net	1,900	(4,000)
Interest paid	(52)	(75)
Debt issuance costs paid	(65)	—
Cash – borrowings, net	1,783	(4,075)
Cash – members’ capital and borrowings, net	(849)	(7,136)

Loan principal/advances/interest
Loans funded & advances, net	(11,098)	(15,054)
Principal collected	11,480	23,293
Loans sold to non-affiliate	3,384	1,076
Interest received, net	2,389	2,122
Late fees	(6)	14
Cash – loans, net	6,149	11,451

Formation loan collected	208	104

Operations expense	(1,185)	(1,594)

REO
REO holding costs	(142)	—
REO sales	1,065	—
Cash – REO operations and sales	923	—

Net change in cash	$5,246	$2,825
Cash, end of year	$5,808	$14,883

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

In addition, the company has a $10 million revolving line of credit (subject to a borrowing base) and term loan facility which expires on March 13, 2028. Advances on the line of credit are to be used exclusively to fund secured loans. The credit agreement for the facility contains various covenants, including a credit payment delinquency rate (measured quarterly), which, if exceeded, would not allow the company to make further borrowings under the facility until the company regains compliance. See Note 6 (Line of Credit) to the financial statements included in Part II, Item 8 of this report for a detailed presentation of the activity and discussion on additional terms and provisions of the credit agreement (and subsequent modifications), which presentation is incorporated by this reference into this Item II. There can be no assurance that the company will have adequate funds from which loans may be funded.

See Note 6 (Line of Credit) to the financial statements included in Part I, Item 1 of this report for a detailed presentation of the activity and discussion on the terms and provisions of the credit agreement (and subsequent modifications), which presentation is incorporated by this reference into this Item 2.

In the six months ended June 30, 2026, four loans with principal of approximately $3.4 million were sold to an unaffiliated third party, respectively. The company recognized a gain of approximately $2 thousand, net of the commission. In the six months ended June 30, 2025, one loan with principal of approximately $1.1 million was sold to an unaffiliated third party. The company recognized a gain of approximately $8 thousand, net of the commission.

Contractual obligations and commitments

At June 30, 2026, the company had no construction or rehabilitation loans outstanding, no loan commitments pending, and no off-balance sheet arrangements as such arrangements are not permitted by the Operating Agreement. Note 3 (Manager and Other Related Parties) to the financial statements included in Part I, Item 1 of this report presents detailed discussion of the company’s contractual obligations to RMC.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the manager’s or company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2026, the company is not involved in any legal proceedings or governmental proceedings other than those that would be considered part of the normal course of business. In the normal course of business, the company may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes or protect or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the company (i.e., exceeding ten percent of the company’s consolidated current assets).

Item 1A. Risk Factors

There have been no material changes from the “Risk Factors” previously disclosed in Part 1, Item 1A, of our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of securities by the company which were not registered under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

The company is externally managed by RMC and has no officers or directors of its own and, thus, the company has no Rule 10b5-1 plan or other trading arrangements. There was no adoption, modification or termination of any Rule 10b5-1 plan or other trading arrangements by directors and officers of RMC during the quarter ended June 30, 2026.

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

REDWOOD MORTGAGE INVESTORS IX, LLC
(Registrant)

Date: August 14, 2026	By:	Redwood Mortgage Corp., Manager

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer)